Form 10-Q
period 2008-06-30
LORILLARD, INC.
filed 2008-08-07
CIK 1424847

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From                      to

Commission File Number: 001-34097

Lorillard, Inc.

(Exact name of registrant as specified in its charter)

Delaware	13-1911176
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

714 Green Valley Road, Greensboro, North Carolina	27408-7018
(Address of principal executive offices)	(Zip Code)

(336) 335-7000

(Registrant’s telephone number, including area code)

NOT APPLICABLE

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Class	Outstanding at August 4, 2008
Common stock, $0.01 par value	173,927,256 shares

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

LORILLARD, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(UNAUDITED)

	June 30, 2008	December 31, 2007
(In millions, except share and per share data)
Assets:
Cash and cash equivalents	$1,158	$1,210
Accounts receivables, less allowance of $2 and $2	24	10
Receivables from limited partnerships	50	198
Inventories	294	223
Deferred income taxes	427	462

Total current assets	1,953	2,103
Plant and equipment	208	207
Prepaid pension assets	107	103
Other investments	15	65
Deferred taxes and other assets	67	122

Total assets	$2,350	$2,600

Liabilities and Shareholders’ Equity:
Accounts and drafts payable	$21	$29
Accrued liabilities	280	231
Settlement costs	604	919
Income taxes	145	9

Total current liabilities	1,050	1,188
Postretirement pension, medical and life insurance benefits	274	284
Other liabilities	109	115

Total liabilities	1,433	1,587

Commitments and Contingent Liabilities (Notes 7 and 8)
Shareholders’ Equity:
Preferred stock, $0.01 par value, authorized 10,000,000 shares
Common stock:
Authorized - 600,000,000 shares; par value—$0.01 per share
Issued and outstanding - 173,924,429 and 173,923,429 shares	2	2
Additional paid-in capital	219	217
Earnings retained in the business	782	882
Accumulated other comprehensive loss	(86)	(88)

Total shareholders’ equity	917	1,013

Total liabilities and shareholders’ equity	$2,350	$2,600

See Notes to Consolidated Condensed Financial Statements

LORILLARD, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
(In millions, except per share data)
Net sales (including excise taxes of $184, $180, $347 and $342 respectively)	$1,070	$1,056	$1,991	$1,969
Cost of sales	627	614	1,181	1,158

Gross profit	443	442	810	811
Selling, general and administrative	91	83	191	165

Operating income	352	359	619	646
Other income (expense), net	5	22	14	54

Income before income taxes	357	381	633	700
Income taxes	140	142	242	259

Net income	$217	$239	$391	$441

Earnings per share	$1.25	$1.37	$2.25	$2.53

Number of shares outstanding	173.92	173.92	173.92	173.92

See Notes to Consolidated Condensed Financial Statements

LORILLARD, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY

(UNAUDITED)

	Comprehensive Income (Loss)	Common Stock	Additional Paid-in Capital	Earnings Retained in the Business	Accumulated Other Comprehensive Loss
(In millions)
Balance, January 1, 2007, as previously reported		$—	$215	$1,178	$(99)

Par value adjustment, Lorillard common stock - 1.7 million to 1 stock split		2	(2)

Effect of adopting FIN No. 48 on retained earnings				(25)

Balance, January 1, 2007, as adjusted		2	213	1,153	(99)
Comprehensive income:
Net income	$441			441
Other comprehensive gains, minimum pension liability	(2)				2

Comprehensive income	$439

Dividends paid				(437)
Stock-based compensation			3

Balance, June 30, 2007		$2	$216	$1,157	$(97)

Balance, January 1, 2008, as previously reported		$—	$219	$882	$(88)

Par value adjustment, Lorillard common stock - 1.7 million to 1 stock split		2	(2)

Balance, January 1, 2008, as adjusted		2	217	882	(88)
Comprehensive income:
Net income	$391			391
Other comprehensive gains, minimum pension liability	(2)				2

Comprehensive income	$389

Dividends paid				(491)
Stock-based compensation			2

Balance, June 30, 2008		$2	$219	$782	$(86)

See Notes to Consolidated Condensed Financial Statements

LORILLARD, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2008	2007
(In millions)
Cash flows from operating activities:
Net income	$391	$441
Adjustments to reconcile net cash provided (used in) by operating activities :
Depreciation and amortization	17	21
Deferred income taxes	87	(33)
Share-based compensation	1	1
Amortization of marketable securities	—	(12)
Investment income	1	(20)
Changes in operating assets and liabilities:
Accounts receivable	(16)	(5)
Inventories	(71)	(54)
Accounts payable and accrued liabilities	40	(15)
Settlement costs	(315)	(222)
Income taxes	136	211
Other assets	1	(2)
Postretirement health and life insurance benefits	(10)	(9)
Other	(2)	—

Net cash provided by operating activities	260	302

Cash flows from investing activities:
Purchases of investments	(800)	(1,041)
Proceeds from maturities of investments	497	1,050
Proceeds from sales of investments	500	399
Additions to plant and equipment	(18)	(27)

Net cash provided by investing activities	179	381

Cash flows from financing activities:
Dividends paid	(491)	(437)
Excess tax benefits from share-based arrangements	—	1

Net cash used in financing activities	(491)	(436)

Change in cash and cash equivalents	(52)	247
Cash and cash equivalents, beginning of year	1,210	1,128

Cash and cash equivalents, end of period	$1,158	$1,375

Cash paid for income taxes	$37	$80

See Notes to Consolidated Condensed Financial Statements

LORILLARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The consolidated condensed financial statements of Lorillard, Inc. (the “Company”), together with its subsidiaries (“Lorillard”), include the accounts of the Company and its subsidiaries after the elimination of intercompany accounts and transactions. The Company manages its operations on the basis of one reportable segment through its principal subsidiary, Lorillard Tobacco Company (“Lorillard Tobacco”).

In the opinion of management, the accompanying unaudited consolidated condensed financial statements reflect all adjustments necessary to present fairly the financial position as of June 30, 2008 and December 31, 2007 and the unaudited consolidated condensed statements of income, shareholders’ equity, and changes in cash flows for the three months and six months ended June 30, 2008 and 2007.

Results of operation for the three months and six months for each of the years reported herein are not necessarily indicative of results of operations of the entire year.

These consolidated, condensed financial statements should be read in conjunction with the combined and consolidated financial statements and notes thereto included in the Company’s Registration Statement (File No. 333-149051) (the “Registration Statement”) filed with the Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933 (the “Securities Act”).

On June 10, 2008, Loews Corporation (“Loews”) distributed 108,478,429 shares of common stock of the Company in exchange for and in redemption of all 108,478,429 outstanding shares of Loews’s Carolina Group stock, as described in the Registration Statement. Pursuant to the terms of the Exchange Offer, described in the Registration Statement, on June 16, 2008, Loews accepted 93,492,857 shares of Loews common stock in exchange for 65,445,000 shares of the Company’s common stock. As a result of such distributions, Loews ceased to own any equity interest in the Company and the Company became an independent publicly held company.

Prior to the Separation, Lorillard was included in the Loews consolidated federal income tax return, and federal income tax liabilities were included on the balance sheet of Loews. Under the terms of the pre-Separation Tax Allocation Agreement between Lorillard and Loews, the Company made payments to, or was reimbursed by Loews for the tax effects resulting from its inclusion in Loews’ consolidated federal income tax return. As of June 10, 2008, Loews is obligated to reimburse Lorillard $12 million related to pre-Separation tax benefits and payments, of which $11 million will be reimbursed in September 2008 and $1 million will be reimbursed by December 2009.

On May 7, 2008, the Company amended its certificate of incorporation to affect a 1,739,234.29 for 1 stock split of its 100 shares of common stock then outstanding. All common share and per share information has been retroactively adjusted for the periods presented.

LORILLARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Lorillard adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109, on January 1, 2007, and recognized an additional liability for unrecognized tax benefits and recorded a decrease of approximately $25 million to the January 1, 2007 balance of earnings retained in the business.

Lorillard adopted FASB Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” on January 1, 2008, utilizing the one year deferral that was granted for the implementation of SFAS No. 157 for all nonrecurring fair value measurements of non-financial assets and liabilities. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The adoption of SFAS No. 157 did not have a material impact on Lorillard’s financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” SFAS No. 158 requires an employer to recognize the funded status of a defined benefit postretirement plan in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. Lorillard adopted SFAS No. 158 in December of 2006 which decreased equity by $99 million as of December 31, 2006. See Note 8 for additional information on Lorillard’s benefit plans.

Lorillard adopted FASB SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” on January 1, 2008. SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value. Lorillard elected not to implement the provisions permitting the measurement of eligible financial assets and liabilities at January 1, 2008 using the fair value option. The adoption of SFAS No. 159 did not have a material impact on Lorillard’s financial position or results of operations.

Lorillard will adopt FASB SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The adoption of SFAS No. 162 is not expected to have a material impact on Lorillard’s financial position or results of operations.

2. Inventories

Inventories are valued at the lower of cost, determined on a LIFO basis, or market and consisted of the following:

	June 30, 2008	December 31, 2007
(In millions)
Leaf tobacco	$223	$172
Manufactured stock	66	45
Material and supplies	5	6

	$294	$223

If the average cost method of accounting was used, inventories would be greater by approximately $151 million at June 30, 2008 and December 31, 2007, respectively.

LORILLARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

3. Plant and Equipment

Plant and equipment is stated at cost and consisted of the following:

	June 30, 2008	December 31, 2007
(In millions)
Land	$3	$3
Buildings	85	85
Equipment	574	565

Total	662	653
Accumulated depreciation	(454)	(446)

Plant and equipment-net	$208	$207

4. Accrued Liabilities

Accrued liabilities were as follows:

	June 30, 2008	December 31, 2007
(In millions)
Legal fees	$29	$17
Salaries and other compensation	20	19
Medical and other employee benefit plans	26	29
Consumer rebates	65	66
Sales promotion	23	24
Excise and other taxes	71	45
Other accrued liabilities	46	31

Total	$280	$231

5. Other Income (Expense), Net

The components of other income (expense), net are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
(In millions)
Interest income, net	$4	$14	$13	$35
Limited partnership equity income	1	8	1	19

Other income (expense), net	5	22	14	54

LORILLARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

6. Fair Value

Fair value is the price that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The following fair value hierarchy is used in selecting inputs, with the highest priority given to Level 1, as these are the most transparent or reliable:

•	Level 1 – Quoted prices for identical instruments in active markets.

•

Level 2 – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs are observable in active markets.

•	Level 3 – Valuations derived from valuation techniques in which one or more significant inputs are unobservable.

Lorillard is responsible for the valuation process and as part of this process may use data from outside sources in establishing fair value. Lorillard performs due diligence to understand the inputs used or how the data was calculated or derived, and corroborates the reasonableness of external inputs in the valuation process.

Assets and liabilities measured at fair value on a recurring basis are summarized below:

June 30, 2008	Level 1	Level 2	Level 3	Total
(In millions)
Assets:
Cash and cash equivalents	$1,158	$—	$—	$1,158

The following section describes the valuation methodologies used to measure different financial instruments at fair value, including an indication of the level in the fair value hierarchy in which the instrument is generally classified.

Cash and Cash Equivalents

The valuation of securities that are actively traded or have quoted prices are classified as Level 1. These securities include money market funds and treasury bills.

LORILLARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

7. Earnings Per Share

Basic and diluted earnings per share (“EPS”) were calculated using the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
(In millions)
Net Earnings	$217	$239	$391	$441

Weighted Average Shares Outstanding for Basic and Diluted	173.92	173.92	173.92	173.92

For the three and six months ended June 30, 2008 and 2007 earnings per share assuming dilution were the same as basic earnings per share because there were no instruments issued that could potentially dilute basic earnings per share for the periods presented.

As discussed in Note 1, Basis of Presentation, Loews distributed its interest in the Company to holders of Loews’ Carolina Group Stock and Loews’ Common Stock in a series of transactions which were completed on June 10, 2008 and June 16, 2008, respectively. The Company had 173,923,429 shares outstanding as of the completion of the separation from Loews. All prior period EPS amounts were adjusted to reflect the new capital structure of the Company.

8. Benefit Plans

Lorillard has defined benefit pension, postretirement benefits, profit sharing and savings plans for eligible employees.

Net periodic benefit cost components were as follows:

Pension Benefits	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
(In millions)
Service cost	$4	$4	$8	$9
Interest cost	14	13	27	26
Expected return on plan assets	(17)	(17)	(34)	(34)
Amortization of net loss	—	1	—	1
Amortization of prior service cost	1	1	2	2

Net periodic benefit cost	$2	$2	$3	$4

LORILLARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Other Postretirement Benefits	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
(In millions)
Service cost	$1	$1	$2	$2
Interest cost	3	3	6	6
Expected return on plan assets
Amortization of net loss	—	—	—	—
Amortization of prior service cost	—	—	—	—

Net periodic benefit cost	$4	$4	$8	$8

9. Legal Proceedings and Commitments

Commitments

At June 30, 2008, Lorillard had outstanding letters of credit of $2 million. Those letters of credit act as a guarantee of payment to certain third parties in accordance with specific terms and conditions.

Legal Proceedings

Tobacco Related Product Liability Litigation

Approximately 5,875 product liability cases are pending against cigarette manufacturers in the United States. Lorillard Tobacco is a defendant in approximately 4,950 of these cases. The Company is a defendant in approximately 1,110 cases. Approximately 2,210 of these lawsuits are Engle Progeny Cases, described below, in which the claims of approximately 8,430 individual plaintiffs are asserted.

The pending product liability cases are composed of the following types of cases:

“Conventional product liability cases” are brought by individuals who allege cancer or other health effects caused by smoking cigarettes, by using smokeless tobacco products, by addiction to tobacco, or by exposure to environmental tobacco smoke. Approximately 175 cases are pending, including approximately 45 cases against Lorillard Tobacco. The Company is a defendant in five cases.

“Engle Progeny cases” are brought by individuals who were members of a decertified class. These cases are pending in a number of Florida courts. Lorillard Tobacco is a defendant in approximately 2,210 Engle Progeny cases. The Company is a defendant in approximately 1,100 cases. Lorillard Tobacco is a party to each of the Engle Progeny cases in which the Company is named as a defendant. Many of the cases have been filed on behalf of multiple class members, and approximately 8,430 individual smokers are asserting claims in the pending cases.

“West Virginia Individual Personal Injury cases” are brought by individuals who allege cancer or other health effects caused by smoking cigarettes, by using smokeless tobacco products, or by addiction to cigarette smoking. The cases are pending in a single West Virginia court and have been consolidated for trial. Lorillard Tobacco is a defendant in approximately 55 of the 730 pending cases that are part of this proceeding. The Company is not a defendant in any of these cases. The court has stayed activity in the proceeding, including the start of trial, until the U.S. Supreme Court resolves a petition in an unrelated case in which Lorillard Tobacco is not a defendant.

“Flight Attendant cases” are brought by non-smoking flight attendants alleging injury from exposure to environmental smoke in the cabins of aircraft. Plaintiffs in these cases may not seek punitive damages for injuries that arose prior to January 15, 1997. Lorillard Tobacco is a defendant in each of the approximately 2,625 pending Flight Attendant cases. The Company is not a defendant in any of these cases. The time for filing Flight Attendant cases expired during 2000 and no additional cases in this category may be filed.

LORILLARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

“Class action cases” are purported to be brought on behalf of large numbers of individuals for damages allegedly caused by smoking. Seven of these cases are pending against Lorillard Tobacco. The Company is a defendant in two of these seven cases. The only one of the Class Action cases pending against Lorillard Tobacco to assert claims on behalf of purchasers of “light” cigarettes, Schwab v. Philip Morris USA, Inc., et al., was the subject of a 2008 ruling by a federal appellate court that overturned an order that certified a nationwide class action composed of purchasers of “light” cigarettes. The Company is not a defendant in this case. Neither the Company nor Lorillard Tobacco are defendants in approximately 25 additional “lights” class actions that are pending against other cigarette manufacturers.

“Reimbursement cases” are brought by or on behalf of entities who seek reimbursement of expenses incurred in providing health care to individuals who allegedly were injured by smoking. Plaintiffs in these cases have included the U.S. federal government, U.S. state and local governments, foreign governmental entities, hospitals or hospital districts, American Indian tribes, labor unions, private companies and private citizens. Four such cases are pending against Lorillard Tobacco and other cigarette manufacturers in the United States and one such case is pending in Israel. The Company is a defendant in two of the cases pending in the United States.

Included in this category is the suit filed by the federal government, United States of America v. Philip Morris USA, Inc., et al., that sought disgorgement of profits and injunctive relief. During 2005, an appellate court ruled that the government may not seek disgorgement of profits. During August of 2006, the trial court issued its verdict and granted injunctive relief. The verdict did not award monetary damages. See “REIMBURSEMENT CASES” below.

In addition to the above, “Filter cases” are brought by individuals, including former employees of Lorillard Tobacco, who seek damages resulting from their alleged exposure to asbestos fibers that were incorporated into filter material used in one brand of cigarettes manufactured by Lorillard Tobacco for a limited period of time ending more than 50 years ago. Lorillard is a defendant in 26 Filter cases. Lorillard Tobacco is a defendant in 24 such cases. The Company is a defendant in four Filter cases, including two of which also name Lorillard Tobacco.

Plaintiffs assert a broad range of legal theories in these cases, including, among others, theories of negligence, fraud, misrepresentation, strict liability, breach of warranty, enterprise liability (including claims asserted under the Federal Racketeering Influenced and Corrupt Organizations Act (“RICO”)), civil conspiracy, intentional infliction of harm, injunctive relief, indemnity, restitution, unjust enrichment, public nuisance, claims based on antitrust laws and state consumer protection acts, and claims based on failure to warn of the harmful or addictive nature of tobacco products.

Plaintiffs in most of the cases seek unspecified amounts of compensatory damages and punitive damages, although some seek damages ranging into the billions of dollars. Plaintiffs in some of the cases seek treble damages, statutory damages, disgorgement of profits, equitable and injunctive relief, and medical monitoring, among other damages.

CONVENTIONAL PRODUCT LIABILITY CASES - Approximately 175 cases are pending against cigarette manufacturers in the United States. Lorillard Tobacco is a defendant in approximately 45 of these cases. The Company is a defendant in five of the pending cases. Lorillard Tobacco is a party to each of the cases in which the Company is a defendant.

Since January 1, 2006, verdicts have been returned in five cases. Neither the Company nor Lorillard Tobacco were defendants in any of these trials. Defense verdicts were returned in four of the five trials, while juries found in favor of the plaintiffs and awarded damages in the remaining case. The defendants are pursuing an appeal in this matter. In rulings addressing cases tried in earlier years, some appellate courts have reversed verdicts returned in favor of the plaintiffs while other judgments that awarded damages to smokers have been affirmed on appeal. Manufacturers have exhausted their appeals and have been required to pay damages to plaintiffs in nine individual cases in recent years. Punitive damages were paid to the smokers in three of the nine cases. Neither the Company nor Lorillard Tobacco were parties to these nine matters.

LORILLARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

None of the cases in which the Company or Lorillard Tobacco are defendants are scheduled for trial in 2008. The trial dates are subject to change.

ENGLE PROGENY CASES - Plaintiffs are individuals who allege they or their decedents are members of the class that was decertified in Engle, a class action case. The 2006 ruling by the Florida Supreme Court that ordered decertification of the class also permitted class members to file individual actions, including claims for punitive damages. The court further held that these individuals are entitled to rely on a number of the jury’s findings in favor of the plaintiffs in the first phase of the Engle trial.

As of August 1, 2008, Lorillard Tobacco was a defendant in approximately 2,210 cases filed by individuals who allege they were members of the Engle class. The Company is a defendant in approximately 1,100 of the pending cases. Lorillard Tobacco is a party to each of the cases in which the Company is a defendant. Some of the suits are on behalf of multiple class members, and approximately 8,430 class members are asserting claims in these 2,210 cases. These cases are pending in various state and federal courts in Florida. As of August 1, 2008, four Engle Progeny cases in which Lorillard Tobacco or the Company are defendants are set for trial in 2008. Trial dates are subject to change.

WEST VIRGINIA INDIVIDUAL PERSONAL INJURY CASES - Approximately 730 cases are pending in a single West Virginia court in a consolidated proceeding known as West Virginia Individual Personal Injury Cases. The cases have been consolidated for trial. The court has stayed activity in the proceeding until a petition pending before the U.S. Supreme Court in an unrelated case is resolved. Lorillard Tobacco is not a defendant in the matter in question that is pending before the U.S. Supreme Court. Lorillard Tobacco is a defendant in approximately 55 of the 730 cases. The Company is not a defendant in any of these cases.

During the third quarter of 2006 and the fourth quarter of 2007, Lorillard Tobacco was dismissed from approximately 825 of the cases because those plaintiffs had not submitted evidence that they had smoked a Lorillard Tobacco product. These dismissals are not final and it is possible some or all of these dismissals could be contested in subsequent appeals noticed by the plaintiffs.

FLIGHT ATTENDANT CASES - Approximately 2,625 Flight Attendant cases are pending. Lorillard Tobacco and three other cigarette manufacturers are the defendants in each of these matters. The Company is not a defendant in any of these cases. These suits were filed as a result of a settlement agreement by the parties, including Lorillard Tobacco, in Broin v. Philip Morris Companies, Inc., et al. (Circuit Court, Miami-Dade County, Florida, filed October 31, 1991), a class action brought on behalf of flight attendants claiming injury as a result of exposure to environmental tobacco smoke. The settlement agreement, among other things, permitted the plaintiff class members to file these individual suits. These individuals may not seek punitive damages for injuries that arose prior to January 15, 1997.

The judges that have presided over the cases that have been tried have relied upon an order entered during October of 2000 by the Circuit Court of Miami-Dade County, Florida. The October 2000 order has been construed by these judges as holding that the flight attendants are not required to prove the substantive liability elements of their claims for negligence, strict liability and breach of implied warranty in order to recover damages. The court further ruled that the trials of these suits are to address whether the plaintiffs’ alleged injuries were caused by their exposure to environmental tobacco smoke and, if so, the amount of damages to be awarded.

Lorillard Tobacco has been a defendant in each of the eight flight attendant cases in which verdicts have been returned. Defendants have prevailed in seven of the eight trials. In the single trial decided for the plaintiff, French v. Philip Morris Incorporated, et al., the jury awarded $5.5 million in damages. The court, however, reduced this award to $500,000. This verdict, as reduced by the trial court, was affirmed on appeal and the defendants have paid the award. Lorillard Tobacco’s share of the judgment in this matter, including interest, was approximately $60,000. In addition, Lorillard Tobacco has paid its share of the attorneys’ fees, costs and post-judgment interest awarded to the plaintiff’s counsel in this matter. The court has ruled that Lorillard Tobacco will be required to pay approximately $290,000 in pre-judgment interest on the award of attorneys’ fees Lorillard Tobacco previously paid in this matter. Pursuant to an agreement with the other defendants’ in this matter, Lorillard Tobacco expects that it will be reimbursed for approximately $190,000 of this amount should such award be sustained. Lorillard Tobacco has noticed an appeal from the order requiring it to pay post-judgment interest. In one of the seven cases in which a defense verdict was returned, the court granted plaintiff’s motion for a new trial and, following appeal, the case has been returned to the trial court for a second trial. The six remaining cases in which defense verdicts were returned are concluded.

None of the flight attendant cases are scheduled for trial. Trial dates are subject to change.

LORILLARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

CLASS ACTION CASES - Lorillard Tobacco is a defendant in seven pending cases. The Company is a defendant in two of these cases. Lorillard Tobacco is a party to both of the cases in which the Company is a defendant. In most of the pending cases, plaintiffs seek class certification on behalf of groups of cigarette smokers, or the estates of deceased cigarette smokers, who reside in the state in which the case was filed. Cigarette manufacturers are defendants in another group of approximately 25 cases in which plaintiffs have asserted claims on behalf of smokers or purchasers of “light” cigarettes. Lorillard Tobacco is a defendant in one of these cases, Schwab v. Philip Morris USA, Inc., et al. During 2008, a federal appellate court issued a ruling that overturned an order that certified Schwab as a nationwide class action. The case has been returned to the trial court for further proceedings, and future activity in this matter, if any, cannot be predicted. The Company is not a defendant in any of the purported class actions filed on behalf of purchasers of “lights” cigarettes.

Cigarette manufacturers, including the Company and Lorillard Tobacco, have defeated motions for class certification in a total of 36 cases, 13 of which were in state court and 23 of which were in federal court. Motions for class certification have also been ruled upon in some of the “lights” cases or in other class actions to which neither the Company nor Lorillard Tobacco were parties. In some of these cases, courts have denied class certification to the plaintiffs, while classes have been certified in other matters.

The Scott case - One of the class actions pending against Lorillard Tobacco is Scott v. The American Tobacco Company, et al. (District Court, Orleans Parish, Louisiana, filed May 24, 1996). During 1997, the court certified a class composed of certain cigarette smokers resident in the State of Louisiana who desire to participate in medical monitoring or smoking cessation programs and who began smoking prior to September 1, 1988, or who began smoking prior to May 24, 1996 and allege that defendants undermined compliance with the warnings on cigarette packages. The Company is no longer a party to Scott.

Trial in Scott was heard in two phases. In its July 2003 Phase I verdict, the jury rejected medical monitoring, the primary relief requested by plaintiffs, and returned sufficient findings in favor of the class to proceed to a Phase II trial on plaintiffs’ request for a state-wide smoking cessation program.

During May of 2004, the jury awarded approximately $591 million to fund cessation programs for Louisiana smokers. The court subsequently awarded prejudgment interest. During February 2007, the Louisiana Court of Appeal reduced the amount of the award by approximately $328 million; struck the award of prejudgment interest, which totaled approximately $440 million as of December 31, 2006; and limited class membership to individuals who began smoking by September 1, 1988, and whose claims accrued by September 1, 1988. During January 2008, the Louisiana Supreme Court denied plaintiffs’ and defendants’ separate petitions for review. During May of 2008, the U.S. Supreme Court denied defendants’ request that it review the case.

During July 2008, the District Court of Orleans Parish, Louisiana, entered an amended final judgment that orders defendants to pay approximately $264 million to fund a court-supervised cessation program for class members. The amended judgment also awards post-judgment judicial interest that will continue to accrue from June 2004 until the judgment either is paid or is reversed on appeal. As of August 1, 2008, judicial interest totaled approximately $82 million. The deadline for defendants to seek appellate review of the amended judgment has not expired.

Lorillard Tobacco’s share of any judgment, including an award of post-judgment interest, has not been determined. In the fourth quarter of 2007, Lorillard Tobacco recorded a pretax provision of approximately $66 million for this matter which was included in selling, general and administrative expenses on the Consolidated Statements of Income and in Other liabilities on the Consolidated Balance Sheets.

The parties filed a stipulation in the trial court agreeing that an article of Louisiana law required that the amount of the bond for the appeal be set at $50 million for all defendants collectively. The parties further agreed that the plaintiffs have full reservations of rights to contest in the trial court the sufficiency of the bond on any grounds. The trial court entered an order setting the amount of the bond at $50 million for all defendants. Defendants collectively posted a surety bond in that amount, of which Lorillard Tobacco secured 25%, or $13 million. While Lorillard Tobacco believes the limitation on the appeal bond amount is valid as required by

LORILLARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Louisiana law, in the event of a successful challenge the amount of the appeal bond could be set as high as 150% of the judgment and judicial interest combined. If such an event occurred, Lorillard Tobacco’s share of the appeal bond has not been determined.

The Engle Case - The case of Engle v. R.J. Reynolds Tobacco Co., et al. (Circuit Court, Miami-Dade County, Florida, filed May 5, 1994), was certified as a class action on behalf of Florida residents, and survivors of Florida residents, who were injured or died from medical conditions allegedly caused by addiction to smoking. During 1999 and 2000, a jury returned verdicts that, among other things, awarded the certified class $145 billion in punitive damages, including $16.3 billion against Lorillard Tobacco. During 2006, the Florida Supreme Court vacated the punitive damages award, determined that the case could not proceed further as a class action and ordered decertification of the class. The trial court entered orders during 2008 that formally decertified the class. During July 2008, plaintiff voluntarily dismissed the case and Engle is no longer pending.

The Florida Supreme Court’s 2006 decision reinstated awards of actual damages to two of the three individuals whose claims were heard during the second phase of the Engle trial. These awards totaled approximately $2.8 million to one smoker and $4 million to the second, and bear interest at the rate of 10.0% per year. These verdicts were paid during February 2008. Lorillard Tobacco’s payment was approximately $3 million for the verdicts and the interest that accrued since November 2000.

The Engle Agreement: Florida enacted legislation during the Engle trial that limited the amount of an appellate bond required to be posted in order to stay execution of a judgment for punitive damages in a certified class action. While Lorillard Tobacco believes this legislation was valid and that any challenges to the possible application or constitutionality of this legislation by the Engle class would fail, Lorillard Tobacco entered into an agreement with the plaintiffs during May 2001 in which it contributed $200 million to a fund held for the benefit of the Engle class members (the “Engle Agreement”). As a result, the class agreed to a stay of execution with respect to Lorillard Tobacco on its punitive damages judgment until appellate review was completed, including any review by the U.S. Supreme Court. Final appellate review was completed in November 2007. The $200 million is being maintained for the benefit of the members of the Engle class, with the court to determine how that fund will be allocated consistent with state rules of procedure. The Engle Agreement contained certain additional restrictions that no longer remain in force now that final appellate review has been completed.

Other class action cases - Motions for class certification were granted in two other cases against Lorillard Tobacco. In one of them, Brown v. The American Tobacco Company, Inc., et al. (Superior Court, San Diego County, California, filed June 10, 1997), a California court granted defendants’ motion to decertify the class. The class decertification order has been affirmed on appeal, but the California Supreme Court has agreed to hear the case. The class originally certified in Brown was composed of residents of California who smoked at least one of defendants’ cigarettes between June 10, 1993 and April 23, 2001 and who were exposed to defendants’ marketing and advertising activities in California. It is possible that the class certification ruling could be reinstated as a result of the pending appeal. The second case, Daniels v. Philip Morris, Incorporated, et al. (Superior Court, San Diego County, California, filed August 2, 1998), has been dismissed in favor of the defendants. During 2002, the court granted defendants’ motion for summary judgment and dismissed the case. The California Court of Appeal and the California Supreme Court affirmed Daniels’ dismissal, and the U.S. Supreme Court declined to review the case. Prior to granting defendants’ motion for summary judgment, the court had certified a class composed of California residents who, while minors, smoked at least one cigarette between April of 1994 and December 31, 1999 and were exposed to defendants’ marketing and advertising activities in California.

“Lights” class actions - As discussed above, other cigarette manufacturers are defendants in approximately 25 cases in which plaintiffs’ claims are based on the allegedly fraudulent marketing of “lights” or “ultra-lights” cigarettes. Classes have been certified in some of these matters. In one of the pending “lights” cases, Good v. Altria Group, Inc., et al., the U.S. Supreme Court is considering whether federal law bars plaintiffs from challenging statements authorized by the Federal Trade Commission about tar and nicotine yields that have been made in cigarette advertisements. Lorillard Tobacco is a defendant in one purported “lights” class action, Schwab v. Philip Morris USA, Inc., et al. The Company is not a party to any of the purported “lights” class actions.

The Schwab case - In the case of Schwab v. Philip Morris USA, Inc., et al. (U.S. District Court, Eastern District, New York, filed May 11, 2004) plaintiffs base their claims on defendants’ alleged violations of the RICO statute in the manufacture, marketing and

LORILLARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

sale of “lights” cigarettes. Plaintiffs estimated damages to the class in the hundreds of billions of dollars. Any damages awarded to the plaintiffs based on defendants’ violation of the RICO statute would be trebled. During September 2006, the court granted plaintiffs’ motion for class certification and certified a nationwide class action on behalf of purchasers of “light” cigarettes. During March 2008, the Second Circuit Court of Appeals reversed the class certification order and ruled that the case may not proceed as a class action. Schwab has been returned to the U.S. District Court for the Eastern District of New York for further proceedings, but the future activity in this matter, if any, is not known. The Company is not a party to this case.

REIMBURSEMENT CASES - Lorillard Tobacco is a defendant in the four Reimbursement cases that are pending in the U.S. and it has been named as a party to the case in Israel. The Company is a defendant in two of the cases pending in the U.S. Plaintiffs in the case in Israel have attempted to assert claims against the Company. Lorillard Tobacco is a party to each of the cases in which the Company is a defendant.

U.S. Federal Government Action - During August 2006, the U.S. District Court for the District of Columbia issued its final judgment and remedial order in the federal government’s reimbursement suit (United States of America v. Philip Morris USA, Inc., et al., U.S. District Court, District of Columbia, filed September 22, 1999). The verdict concluded a bench trial that began in September 2004. Lorillard Tobacco, other cigarette manufacturers, two parent companies and two trade associations are defendants in this action. The Company is not a party to this case.

In its 2006 verdict, the court determined that the defendants, including Lorillard Tobacco, violated certain provisions of the RICO statute, that there was a likelihood of present and future RICO violations, and that equitable relief was warranted. The government was not awarded monetary damages. The equitable relief included permanent injunctions that prohibit the defendants, including Lorillard Tobacco, from engaging in any act of racketeering, as defined under RICO; from making any material false or deceptive statements concerning cigarettes; from making any express or implied statement about health on cigarette packaging or promotional materials (these prohibitions include a ban on using such descriptors as “low tar,” “light,” “ultra-light,” “mild,” or “natural”); and from making any statements that “low tar,” “light,” “ultra-light,” “mild,” or “natural” or low-nicotine cigarettes may result in a reduced risk of disease. The final judgment and remedial order also requires the defendants, including Lorillard Tobacco, to make corrective statements on their websites, in certain media, in point-of-sale advertisements, and on cigarette package “inserts” concerning: the health effects of smoking; the addictiveness of smoking; that there are no significant health benefits to be gained by smoking “low tar,” “light,” “ultra-light,” “mild,” or “natural” cigarettes; that cigarette design has been manipulated to ensure optimum nicotine delivery to smokers; and that there are adverse effects from exposure to secondhand smoke. If the final judgment and remedial order are not modified or vacated on appeal, the costs to Lorillard Tobacco for compliance could exceed $10 million. Defendants have appealed to the U.S. Court of Appeals for the District of Columbia Circuit which has stayed the judgment and remedial order while the appeal is proceeding. The government also has noticed an appeal from the final judgment. The Court of Appeals is scheduled to hear oral argument of the consolidated appeal during October 2008. While trial was underway, the District of Columbia Court of Appeals ruled that plaintiff may not seek return of profits, but this appeal was interlocutory in nature and could be reconsidered in the present appeal. Prior to trial, the government had estimated that it was entitled to approximately $280 billion from the defendants for its return of profits claim. In addition, the government sought during trial more than $10 billion for the creation of nationwide smoking cessation, public education and counter-marketing programs. In its 2006 verdict, the trial court declined to award such relief. It is possible that these claims could be reinstated on appeal.

SETTLEMENT OF STATE REIMBURSEMENT LITIGATION - On November 23, 1998, Lorillard Tobacco, Philip Morris Incorporated, Brown & Williamson Tobacco Corporation and R.J. Reynolds Tobacco Company, the “Original Participating Manufacturers,” entered into a Master Settlement Agreement (“MSA”) with 46 states, the District of Columbia, the Commonwealth of Puerto Rico, Guam, the U.S. Virgin Islands, American Samoa and the Commonwealth of the Northern Mariana Islands to settle the asserted and unasserted health care cost recovery and certain other claims of those states. These settling entities are generally referred to as the “Settling States.” The Original Participating Manufacturers had previously settled similar claims brought by Mississippi, Florida, Texas and Minnesota, which together with the Master Settlement Agreement are generally referred to as the “State Settlement Agreements.”

LORILLARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The State Settlement Agreements provide that the agreements are not admissions, concessions or evidence of any liability or wrongdoing on the part of any party, and were entered into by the Original Participating Manufacturers to avoid the further expense, inconvenience, burden and uncertainty of litigation.

Lorillard recorded pretax charges for its obligations under the State Settlement Agreements of $293 million and $275 million ($178 million and $172 million after taxes) and $550 million and $524 million ($340 million and $330 million after taxes) for the three and six months ended June 30, 2008 and 2007, respectively. Lorillard’s portion of ongoing adjusted payments and legal fees is based on its share of domestic cigarette shipments in the year preceding that in which the payment is due. Accordingly, Lorillard records its portions of ongoing settlement payments as part of cost of manufactured products sold as the related sales occur.

The State Settlement Agreements require that the domestic tobacco industry make annual payments of $9.4 billion, subject to adjustment for several factors, including inflation, market share and industry volume. In addition, the domestic tobacco industry is required to pay settling plaintiffs’ attorneys’ fees, subject to an annual cap of $500 million, as well as an additional amount of up to $125 million in each year through 2008. These payment obligations are the several and not joint obligations of each settling defendant.

The State Settlement Agreements also include provisions relating to significant advertising and marketing restrictions, public disclosure of certain industry documents, limitations on challenges to tobacco control and underage use laws, and other provisions. Lorillard Tobacco and the other Original Participating Manufacturers have notified the States that they intend to seek an adjustment in the amount of payments made in 2003 pursuant to a provision in the MSA that permits such adjustment if the companies can prove that the MSA was a significant factor in their loss of market share to companies not participating in the MSA and that the States failed to diligently enforce certain statutes passed in connection with the MSA. If the Original Participating Manufacturers are ultimately successful, any adjustment would be reflected as a credit against future payments by the Original Participating Manufacturers under the agreement.

From time to time, lawsuits have been brought against Lorillard Tobacco and other participating manufacturers to the MSA, or against one or more of the states, challenging the validity of that agreement on certain grounds, including as a violation of the antitrust laws. Lorillard Tobacco is a defendant in one such case, which has been dismissed by the trial court but has been appealed by the plaintiffs. Lorillard Tobacco understands that additional such cases are proceeding against other defendants.

In addition, in connection with the MSA, the Original Participating Manufacturers entered into an agreement to establish a $5.2 billion trust fund payable between 1999 and 2010 to compensate the tobacco growing communities in 14 states (the “Trust”). Payments to the Trust will no longer be required as a result of an assessment imposed under a new federal law repealing the federal supply management program for tobacco growers, although the states of Maryland and Pennsylvania are contending that payments under the Trust should continue to growers in those states since the new federal law did not cover them, and the matter is being litigated. In 2005 other litigation was resolved over the Trust’s obligation to return payments made by the Original Participating Manufacturers in 2004 or withheld from payment to the Trust for the fourth quarter of 2004, when the North Carolina Supreme Court ruled that such payments were due to the Trust. Lorillard’s share of payments into the Trust in 2004 was approximately $30 million and its share of the payment due for the last quarter of that year was approximately $10 million. Under the new law, enacted in October 2004, tobacco quota holders and growers will be compensated with payments totaling $10.1 billion, funded by an assessment on tobacco manufacturers and importers. Payments to qualifying tobacco quota holders and growers commenced in 2005.

Lorillard believes that the State Settlement Agreements will materially adversely affect its cash flows and operating income in future years. The degree of the adverse impact will depend, among other things, on the rates of decline in U.S. cigarette sales in the premium price and discount price segments, Lorillard’s share of the domestic premium price and discount price cigarette segments, and the effect of any resulting cost advantage of manufacturers not subject to significant payment obligations under the State Settlement Agreements.

FILTER CASES - In addition to the above, claims have been brought against the Company and Lorillard Tobacco by individuals who seek damages resulting from their alleged exposure to asbestos fibers that were incorporated into filter material used in one brand of cigarettes manufactured by Lorillard Tobacco for a limited period of time ending more than 50 years ago. Approximately 26 such

LORILLARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

matters are pending against Lorillard. The Company is a defendant in four Filter cases, including two in which Lorillard Tobacco is also named. Lorillard Tobacco is named in 24 Filter cases. Since January 1, 2006, the Company and Lorillard Tobacco have paid, or have reached agreement to pay, a total of approximately $12.8 million in payments of judgments and settlements to finally resolve approximately 60 claims. No such cases have been tried since January 1, 2006. Trial dates are scheduled in two of the pending cases. Trial dates are subject to change.

Tobacco – Related Antitrust Cases

Indirect Purchaser Suits - Approximately 30 antitrust suits were filed in 2000 and 2001 on behalf of putative classes of consumers in various state courts against Lorillard Tobacco and its major competitors. The suits all alleged that the defendants entered into agreements to fix the wholesale prices of cigarettes in violation of state antitrust laws which permit indirect purchasers, such as retailers and consumers, to sue under price fixing or consumer fraud statutes. More than 20 states permit such suits. Lorillard Tobacco was a defendant in all but one of these indirect purchaser cases. Three indirect purchaser suits, in New York, Florida and Michigan, thereafter were dismissed by courts in those states, and the plaintiffs withdrew their appeals. The actions in all other states except for New Mexico and Kansas, also were voluntarily dismissed.

In the Kansas case, the District Court of Seward County certified a class of Kansas indirect purchasers in 2002. On July 14, 2006, the Court issued an order confirming that fact discovery was closed, with the exception of privilege issues that the Court determined, based on a Special Master’s report, justified further fact discovery. On October 29, 2007 the Court denied all of the defendants’ privilege claims, and the Kansas Supreme Court thereafter denied a petition seeking to overturn that ruling. Additional expert discovery, as approved by the Court, will take place later this year and in 2009. No date has been set by the Court for dispositive motions and trial.

A decision granting class certification in New Mexico was affirmed by the New Mexico Court of Appeals on February 8, 2005. As ordered by the Court, class notice was sent out on October 30, 2005. The New Mexico plaintiffs were permitted to rely on discovery produced in the Kansas case. On June 30, 2006, the New Mexico Court granted summary judgment to all defendants, and the suit was dismissed. An appeal was filed by the plaintiffs on August 14, 2006, and has not yet been heard.

MSA Federal Antitrust Suit - Sanders v. Lockyer, et al. (U.S. District Court, Northern District of California, filed June 9, 2004). Lorillard Tobacco and the other major cigarette manufacturers, along with the Attorney General of the State of California, were sued by a consumer purchaser of cigarettes in a putative class action alleging violations of the Sherman Act and California state antitrust and unfair competition laws. The plaintiff sought treble damages of an unstated amount for the putative class as well as declaratory and injunctive relief. All claims were based on the assertion that the Master Settlement Agreement that Lorillard Tobacco and the other cigarette manufacturer defendants entered into with the State of California and more than forty other states, together with certain implementing legislation enacted by California, constituted unlawful restraints of trade. On March 28, 2005 the defendants’ motion to dismiss the suit was granted. Plaintiffs appealed the dismissal to the Court of Appeals for the Ninth Circuit. Argument was heard on February 15, 2007, and the Court of Appeals issued an opinion on September 26, 2007 affirming dismissal of the suit. Plaintiffs filed a petition seeking certiorari from the U.S. Supreme Court, which was denied on May 12, 2008, ending this suit.

Defenses

Each of the Company and Lorillard Tobacco believe that it has valid defenses to the cases pending against it. The Company and Lorillard Tobacco also believe they have valid bases for appeal should any adverse verdicts be returned against either of them. The Company is a defendant in 1,110 pending product liability cases. Lorillard Tobacco also is a defendant in each of these cases. While the Company and Lorillard Tobacco intend to defend vigorously all tobacco products liability litigation, it is not possible to predict the outcome of any of this litigation. Litigation is subject to many uncertainties. Plaintiffs have prevailed in several cases, as noted above. It is possible that one or more of the pending actions could be decided unfavorably as to the Company, Lorillard Tobacco or the other defendants. The Company and Lorillard Tobacco may enter into discussions in an attempt to settle particular cases if either believe it is appropriate to do so.

LORILLARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Neither the Company nor Lorillard Tobacco can predict the outcome of pending litigation. Some plaintiffs have been awarded damages from cigarette manufacturers at trial. While some of these awards have been overturned or reduced, other damages awards have been paid after the manufacturers have exhausted their appeals. These awards and other litigation activities against cigarette manufacturers continue to receive media attention. In addition, health issues related to tobacco products also continue to receive media attention. It is possible, for example, that the 2006 verdict in United States of America v. Philip Morris USA, Inc., et al., which made many adverse findings regarding the conduct of the defendants, including Lorillard Tobacco, could form the basis of allegations by other plaintiffs or additional judicial findings against cigarette manufacturers. This could have an adverse affect on the ability of the Company or Lorillard Tobacco to prevail in smoking and health litigation and could influence the filing of new suits against the Company or Lorillard Tobacco. The Company and Lorillard Tobacco also cannot predict the type or extent of litigation that could be brought against either of them, or against other cigarette manufacturers, in the future.

Except for the impact of the State Settlement Agreements and Scott as described above, management is unable to make a meaningful estimate of the amount or range of loss that could result from an unfavorable outcome of material pending litigation and, therefore, no material provision has been made in the Consolidated Condensed Financial Statements for any unfavorable outcome. It is possible that Lorillard’s results of operations or cash flows in a particular quarterly or annual period or its financial position could be materially adversely affected by an unfavorable outcome or settlement of certain pending litigation.

LORILLARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

OTHER LITIGATION

Lorillard is also party to other litigation arising in the ordinary course of business. The outcome of this other litigation will not, in the opinion of management, materially affect Lorillard’s results of operations or equity.

10. Subsequent Events

On July 9, 2008, Lorillard announced that its Board of Directors had approved a share repurchase program, authorizing the Company to repurchase in the aggregate up to $400 million of its outstanding common stock. Purchases by the Company under this program may be made from time to time at prevailing market prices in open market purchases, privately negotiated transactions, block purchase techniques or otherwise, as determined by the Company’s management. The purchases will be funded from existing cash balances.

This program does not obligate the Company to acquire any particular amount of common stock. The timing, frequency and amount of repurchase activity will depend on a variety of factors such as levels of cash generation from operations, cash requirements for investment in the Company’s business, current stock price, market conditions and other factors. The share repurchase program may be suspended, modified or discontinued at any time and has no set expiration date.

During July 2008, the District Court of Orleans Parish, Louisiana, entered an amended final judgment in the Scott case that orders defendants to pay approximately $264 million to fund a court-supervised cessation program for class members. The amended judgment also awards post-judgment judicial interest from June 2004 that will continue to accrue until the judgment either is paid or is reversed on appeal. As of August 1, 2008, judicial interest totaled approximately $82 million. The deadline for defendants to seek appellate review of the amended judgment has not expired.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our historical consolidated financial statements and the notes related to those financial statements included in this Quarterly Report in Form 10-Q. In addition to historical information, the following discussion contains forward-looking statements based on current expectations that involve risks and uncertainties. Actual results and the timing of certain events may differ significantly from those projected in such forward-looking statements due to a number of factors, including those set forth in “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q. Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States (“GAAP”).

The terms “Lorillard,” “we,” “our” and “us” refer to Lorillard, Inc. and its consolidated subsidiaries. We use the terms “the Company” and “Lorillard Tobacco” when we wish to refer only to Lorillard, Inc. or Lorillard Tobacco Company, respectively.

Overview

We are the third largest manufacturer of cigarettes in the United States. We were founded in 1760 and are the oldest continuously operating tobacco company in the United States. Newport, which is our flagship brand, is a menthol flavored premium cigarette brand and the top selling menthol and second largest selling cigarette brand overall in the United States based on gross units sold in the first six months of 2008 and in the full year 2007. In addition to the Newport brand, our product line has five additional brand families marketed under the Kent, True, Maverick, Old Gold and Max brand names. These six brands include 44 different product offerings which vary in price, taste, flavor, length and packaging. In the United States and certain U.S. possessions and territories, we shipped 18.2 billion cigarettes in the first six months of 2008 and 36.6 billion cigarettes for full year 2007. Our major trademarks outside of the United States were sold in 1977. We manufacture all of our products at our Greensboro, North Carolina facility.

Critical Accounting Policies and Estimates

For a description of the critical accounting policies that require the use of significant judgments and estimates by management, refer to “Management’s Discussion and Analysis of Lorillard’s Financial Condition and Results of Operations” included in our Information Statement/Prospectus filed with the Securities and Exchange Commission on May 9, 2008.

Business Environment

Participants in the U.S. tobacco industry, including us, face a number of issues that have adversely affected their results of operations and financial condition in the past and will continue to do so, including:

•

A substantial volume of litigation seeking compensatory and punitive damages ranging into the billions of dollars, as well as equitable and injunctive relief, arising out of allegations of cancer and other health effects resulting from the use of cigarettes, addiction to smoking or exposure to environmental tobacco smoke, including claims for economic damages relating to alleged misrepresentation concerning the use of descriptors such as “lights,” as well as other alleged damages.

•

Substantial annual payments continuing in perpetuity, and significant restrictions on marketing and advertising have been agreed to and are required under the terms of certain settlement agreements, including the Master Settlement Agreement among major tobacco manufacturers and 46 states and various other governments and jurisdictions (the “MSA”) that we entered into in 1998 along with Philip Morris Incorporated, Brown & Williamson Tobacco Corporation and R.J. Reynolds Tobacco Company (the “Original Participating Manufacturers”) to settle asserted and unasserted health care cost recovery and other claims. We and certain other U.S. tobacco product manufacturers previously settled similar claims brought by Mississippi, Florida, Texas and Minnesota (the “Initial State Settlements,” and together with the MSA, the “State Settlement Agreements”). The State Settlement Agreements impose a stream of future payment obligations on us and the other major U.S. cigarette manufacturers and place significant restrictions on their ability to market and sell cigarettes.

•

The continuing contraction of the domestic cigarette market, in which we currently conduct our only significant business. As a result of price increases, restrictions on advertising, promotions and smoking in public and private facilities, increases in regulation and excise taxes, health concerns, a decline in the social acceptability of smoking, increased pressure from anti-tobacco groups and other factors, domestic cigarette shipments have decreased at a compound rate of approximately 2.3% from the twelve months ended June 30, 1999 through the twelve months ended June 30, 2008.

•

Increases in cigarette prices since 1998 have led to an increase in the volume of discount and, specifically, deep discount cigarettes. Cigarette price increases have been driven by increases in state and local excise taxes and by manufacturer price increases. Price increases have led, and continue to lead, to high levels of discounting and other promotional activities for premium brands. Deep discount brands have grown from an estimated share in 1998 of less than 1.5% to an estimated 12.9% for the six months ended June 30, 2008, and continue to be a significant competitive factor in the domestic market. We do not have sufficient empirical data to determine whether the increased price of cigarettes has deterred consumers from starting to smoke or encouraged them to quit smoking, but it is likely that increased prices may have had an adverse effect on consumption and may continue to do so.

•

Substantial and increasing regulation of the tobacco industry. A bill was introduced in February 2007 in the U.S. Congress to grant the FDA authority to regulate tobacco products. The bill has been considered and approved by Congressional committees in both houses of Congress during 2007 and 2008 and was approved by the House of Representatives on July 30, 2008. It is possible that the Senate will consider and approve a version of the bill later in 2008. We believe that the FDA could promulgate regulations, if the bill is enacted into law, that could among other things result in a ban on or restrict the use of menthol in cigarettes. The bill would impose new restrictions on the manner in which cigarettes can be advertised and marketed, require larger and more severe health warnings on cigarette packaging, restrict the level of tar and nicotine contained in or yielded by cigarettes and may alter the way cigarette products are developed and manufactured. We also believe that any such proposals, if enacted, would provide our larger competitors with a competitive advantage.

•

Substantial federal, state and local excise taxes which are reflected in the retail price of cigarettes. For the six months ended June 30, 2008, the federal excise tax was $0.39 per pack and combined state and local excise taxes ranged from $0.07 to $4.25 per pack. For the six months ended June 30, 2008, excise tax increases ranging from $1.00 to $1.25 per pack were implemented in four states. Increases in state excise taxes on cigarette sales were enacted in ten states during 2007 and ranged from $0.20 per pack to $1.00 per pack. One measure passed by Congress in September 2007 would have increased the federal excise tax on cigarettes by $0.61 per pack to finance health insurance for children. While this bill was vetoed by the President, it is possible that similar bills or other proposals containing a federal excise tax increase may be considered by Congress in the future. We believe that increases in excise and similar taxes have had an adverse impact on sales of cigarettes and that future increases, the extent of which cannot be predicted, could result in further volume declines for the cigarette industry, including us, and an increased sales shift toward deep discount cigarettes rather than premium brands. In addition, we and other cigarette manufacturers and importers are required to pay an assessment under a federal law designed to fund payments to tobacco quota holders and growers.

•

Continuing and substantial restrictions on smoking. Over the last decade, states and many local and municipal governments and agencies, as well as private businesses, have adopted legislation, regulations or policies which prohibit, restrict or discourage smoking, including legislation, regulations or policies prohibiting or restricting smoking in public buildings and facilities, stores, restaurants and bars, on airline flights and in the workplace. Other similar laws and regulations are currently under consideration and may be enacted by state and local governments in the future. It is likely that such smoking restrictions may have had an adverse effect on consumption and may continue to do so.

The domestic market for cigarettes is highly competitive. Competition is primarily based on a brand’s price, including the level of discounting and other promotional activities, positioning, consumer loyalty, retail display, quality and taste. Lorillard Tobacco’s principal competitors are the two other major U.S. cigarette manufacturers, Philip Morris USA (“Philip Morris”) and Reynolds American, Inc. (“RAI”). Lorillard Tobacco also compete with numerous other smaller manufacturers and importers of cigarettes, including deep discount cigarette manufacturers. Lorillard Tobacco believes its ability to compete even more effectively has been restrained in some marketing areas as a result of retail merchandising contracts offered by Philip Morris and RAI which limit the retail shelf space available to its brands. As a result, in some retail locations Lorillard Tobacco is limited in competitively supporting its promotional programs, which may constrain sales.

The following table presents Lorillard Tobacco’s selected industry and market share data for the three and six months ended June 30, 2008 and 2007:

Selected Industry and Market Share Data (1)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
(Units in billions)

Lorillard Tobacco total domestic unit volume	9.464	9.473	17.879	17.861
Industry total domestic unit volume	89.671	92.652	170.059	175.811

Lorillard Tobacco share of the domestic market	10.6%	10.2%	10.5%	10.2%
Lorillard Tobacco premium segment as a percentage of its total domestic volume	92.9%	94.7%	93.1%	94.8%
Lorillard Tobacco share of the premium segment	13.5%	13.1%	13.4%	13.1%

Newport share of the domestic market	9.6%	9.4%	9.5%	9.4%
Newport share of the premium segment	13.2%	12.8%	13.1%	12.7%
Total menthol segment market share for the industry	28.4%	28.0%	28.4%	28.2%
Total discount segment market share for the industry	27.2%	26.3%	27.1%	26.6%
Newport’s share of the menthol segment	33.7%	33.5%	33.6%	33.2%
Newport’s share of Lorillard Tobacco’s total volume (2)	90.9%	92.2%	91.0%	92.3%
Newport’s share of Lorillard Tobacco’s net sales (2)	94.0%	93.9%	94.0%	93.9%

(1)	Market share data is based on data made available by Management Science Associates, Inc. (“MSAI”), an independent third-party database management organization that collects wholesale shipment data from various cigarette manufacturers. MSAI divides the cigarette market into two price segments, the premium price segment and the discount or reduced price segment. MSAI’s information relating to unit sales volume and market share of certain of the smaller, primarily deep discount, cigarette manufacturers is based on estimates derived by MSAI. Management believes that volume and market share information for deep discount manufacturers may be understated and, correspondingly, market share information for the larger manufacturers, including Lorillard Tobacco, may be overstated by MSAI.

(2)	Source: Lorillard Tobacco shipment reports.

Result of Operations

Three and Six Months ended June 30, 2008 Compared to the Three and Six Months ended June 30, 2007

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In millions)		(In millions)
Net sales (including excise taxes of $184, $180, $347 and $342 respectively)	$1,070	$1,056	$1,991	$1,969
Cost of sales	627	614	1,181	1,158

Gross profit	443	442	810	811
Selling, general and administrative	91	83	191	165

Operating income	352	359	619	646
Other income (expense), net	5	22	14	54

Income before income taxes	357	381	633	700
Income taxes	140	142	242	259

Net income	$217	$239	$391	$441

Three Months ended June 30, 2008 Compared to Three Months ended June 30, 2007

Net sales. Net sales increased by $14 million, or 1.3%, from $1,056 million for the three months ended June 30, 2007 to $1,070 million for the three months ended June 30, 2008. Net sales increased $55 million due to higher average unit prices reflecting price increases in September 2007 and May 2008 and higher net unit sales volume after adjusting for the impact of additional units shipped in 2007 as part of a free product promotion, partially offset by $41 million due to higher sales incentives. Federal excise taxes are included in net sales and have remained constant at $19.50 per thousand units, or $0.39 per pack of 20 cigarettes, since January 1, 2002.

Lorillard Tobacco’s total unit volume decreased 0.2% and domestic unit volume decreased 0.1%, during the three months ended June 30, 2008 compared to the corresponding period of 2007. Unit volume figures in this section are provided on a gross basis. Total and domestic Newport unit volume decreased 1.6% and 1.5%, respectively, during the three months ended June 30, 2008 compared to the corresponding period of 2007. Industry-wide domestic unit volume decreased 3.2% during the three months ended June 30, 2008 compared to the corresponding period of 2007. Industry shipments of premium brands comprised 72.8% of industry-wide domestic unit volume during the three months ended June 30, 2008 and 73.7% in the corresponding period of 2007.

Cost of sales. Cost of sales increased by $13 million, or 2.1%, from $614 million for the three months ended June 30, 2007 to $627 million for the three months ended June 30, 2008. The increase in cost of sales is primarily attributed to higher expenses related to the State Settlement Agreements. We recorded charges for Lorillard Tobacco’s obligations under the State Settlement Agreements of $293 million and $275 million for the three months ended June 30, 2008 and 2007, respectively, an increase of $18 million. The $18 million increase is due to the impact of the inflation adjustment ($11 million) and other adjustments ($8 million), partially offset by lower volume ($1 million) under the State Settlement Agreements. Promotional product expenses decreased $16 million and were partially offset by increases of approximately $11 million in manufacturing costs, depreciation, research and development, property taxes and higher returned goods.

Selling, general and administrative. Selling, general and administrative expenses increased $8 million, or 9.6%, from $83 million for the three months ended June 30, 2007 to $91 million for the three months ended June 30, 2008. The increase includes costs related to the separation from Loews Corporation (“Loews”) of $5 million for financial and legal fees associated with the transaction. In addition, our outside legal fees and other external product liability defense costs were $23 million and $19 million, for the three months ended June 30, 2008 and 2007, respectively. The $4 million increase is primarily due to increased legal fees related to Engle Progeny case filings and legal fees related to a claim by Lorillard Tobacco that it is entitled to reduce its MSA payments based on a loss of market share to nonparticipating manufacturers.

Other income (expense), net. Other income (expense), net decreased $17 million, or 77.3%, from $22 million for the three months ended June 30, 2007 to $5 million for the three months ended June 30, 2008. Other income (expense), net includes $8 million from equity in the earnings of limited partnership investments for the three months ended June 30, 2007. Investments in limited partnerships were substantially reduced during the first quarter of 2008. The remaining decrease in other income (expense), net reflects lower interest rates and a lower average invested asset balance for the three months ended June 30, 2008 compared to 2007.

Income taxes. Income taxes decreased by $2 million, or 1%, from $142 million for the three months ended June 30, 2007 to $140 million for the three months ended June 30, 2008. The change reflects the decrease in income before income taxes of $24 million in 2008, or 6.3%, partially offset by an increase in the effective tax rate from 37.3% in the 2007 second quarter to 39.2% in the 2008 second quarter. This increase in the effective tax rate impacts income tax expense by $7 million, and is the result of the impact of separation from Loews on the availability to us of the manufacturer’s deduction for the pre-separation period and the non-deductibility of certain separation expenses.

Six Months ended June 30, 2008 Compared to Six Months ended June 30, 2007

Net sales. Net sales increased by $22 million, or 1.1%, from $1,969 million for the six months ended June 30, 2007 to $1,991 million for the six months ended June 30, 2008. Net sales increased $65 million due to higher average unit prices reflecting price increases in September 2007 and May 2008 and higher net unit sales volume after adjusting for the impact of additional units shipped in 2007 as part of a free product promotion, partially offset by $43 million due to higher sales incentives. Federal excise taxes are included in net sales and have remained constant at $19.50 per thousand units, or $0.39 per pack of 20 cigarettes, since January 1, 2002.

Lorillard Tobacco’s total unit volume decreased 0.2% and domestic unit volume increased 0.1%, during the six months ended June 30, 2008 compared to the corresponding period of 2007. Unit volume figures in this section are provided on a gross basis. Total and domestic Newport unit volume decreased 1.6% and 1.3%, respectively, during the six months ended June 30, 2008 compared to the corresponding period of 2007. Industry-wide domestic unit volume decreased 3.3% during the six months ended June 30, 2008 compared to the corresponding period of 2007. Industry shipments of premium brands comprised 72.9% of industry-wide domestic unit volume during the six months ended June 30, 2008 and 73.4% in the corresponding period of 2007.

Cost of sales. Cost of sales increased by $23 million, or 2.0%, from $1,158 million for the six months ended June 30, 2007 to $1,181 million for the six months ended June 30, 2008. The increase in cost of sales is primarily attributed to higher expenses related to the State Settlement Agreements. We recorded charges for Lorillard Tobacco’s obligations under the State Settlement Agreements of $550 million and $524 million for the six months ended June 30, 2008 and 2007, respectively, an increase of $26 million. The $26 million increase is due to the impact of the inflation adjustment ($20 million) and other adjustments ($7 million), partially offset by lower volume ($1 million) under the State Settlement Agreements. Promotional product expenses decreased by $21 million and were partially offset by increases of approximately $15 million in manufacturing costs, depreciation, research and development, property taxes and higher returned goods.

Selling, general and administrative. Selling, general and administrative expenses increased $26 million, or 15.8%, from $165 million for the six months ended June 30, 2007 to $191 million for the six months ended June 30, 2008. The increase includes costs related to the separation from Loews of $10 million for a management bonus and $8 million for financial and legal fees associated with the transaction. In addition, our outside legal fees and other external product liability defense costs were $38 million and $28 million, for the six months ended June 30, 2008 and 2007, respectively. The $10 million increase is primarily due to increased legal fees related to Engle Progeny case filings and legal fees related to a claim by Lorillard Tobacco that it is entitled to reduce its MSA payments based on a loss of market share to nonparticipating manufacturers.

Other income (expense), net. Other income (expense), net decreased $40 million, or 74.1%, from $54 million for the six months ended June 30, 2007 to $14 million for the six months ended June 30, 2008. Other income (expense), net includes $19 million from equity in the earnings of limited partnership investments for the six months ended June 30, 2007. Investments in limited partnerships were substantially reduced during the first quarter of 2008. The remaining decrease in other income (expense), net reflects lower interest rates and a lower average invested asset balance for the six months ended June 30, 2008 compared to 2007.

Income taxes. Income taxes decreased by $17 million, or 6.6%, from $259 million for the six months ended June 30, 2007 to $242 million for the six months ended June 30, 2008. The change reflects the decrease in income before income taxes of $67 million in 2008, or 9.6%, partially offset by an increase in the effective tax rate from 37.0% for the six months ended June 30, 2007 to 38.2% for the six months ended June 30, 2008. This increase in the effective tax rate impacts income tax expense by $7 million, and is the result of the impact of separation from Loews on the availability to us of the manufacturer’s deduction for the pre-separation period and the non-deductibility of certain separation expenses.

Liquidity and Capital Resources

Our cash and cash equivalents, and investments, net of receivables and payables, totaled $1,223 million and $1,489 million at June 30, 2008 and December 31, 2007, respectively. At June 30, 2008, 94.6% of our cash and investments were invested in short-term securities.

Cash Flows

Cash flow from operating activities. The principal source of liquidity for our business and operating needs is internally generated funds from our operations. We generated net cash flow from operations of $260 million for the six months ended June 30, 2008 compared to $302 million for the six months ended June 30, 2007. The decreased cash flow in 2008 reflects lower net income and higher payments under the State Settlement Agreements, partially offset by timing differences related to cash payments of estimated taxes.

Cash flow from investing activities. Our cash flow from investing activities provided cash of $179 million for the six months ended June 30, 2008 compared to $380 million in the six months ended June 30, 2007. The decrease in cash flow provided by investing activities in 2008 is primarily due to a decrease in the level of investment purchases and sales.

During the first six months of 2008, capital expenditures were $18 million compared to $27 million for the corresponding period of 2007. The expenditures were primarily for the modernization of manufacturing equipment. Our capital expenditures for 2008 are forecast to be between $40 million and $50 million.

Cash flow from financing activities. Our cash flow from operations has exceeded our working capital and capital expenditure requirements during the first six months of 2008. We paid cash dividends to Loews of $291 million and $200 million on January 24, 2008 and April 28, 2008, respectively.

Liquidity

We believe that cash flow from operating activities will be sufficient for the foreseeable future to enable Lorillard Tobacco to meet its obligations under the State Settlement Agreements and to fund our working capital and capital expenditure requirements. We cannot predict our cash requirements related to any future settlements or judgments, including cash required to bond any appeals, if necessary, and can make no assurance that it will be able to meet all of those requirements.

On July 9, 2008, the Company announced that its Board of Directors had approved a share repurchase program, authorizing it to repurchase in the aggregate up to $400 million of its outstanding common stock. Purchases by the Company under this program may be made from time to time at prevailing market prices in open market purchases, privately negotiated transactions, block purchase techniques or otherwise, as determined by its management. The purchases will be funded from existing cash balances.

This program does not obligate the Company to acquire any particular amount of common stock. The timing, frequency and amount of repurchase activity will depend on a variety of factors such as levels of cash generation from operations, cash requirements for investment in our business, current stock price, market conditions and other factors. The share repurchase program may be suspended, modified or discontinued at any time and has no set expiration date.

Other than commercial obligations incurred in the ordinary course of business, we have no indebtedness for borrowed money. We believe that it would be appropriate for a company of our size and financial characteristics to have a prudent level of debt as a component of its capital structure in order to reduce its total cost of capital and improve total stockholder returns. Accordingly, the Company expects to raise between $750 million and $1.0 billion of debt financing, although the structure, timing and amount of such indebtedness cannot yet be determined and will depend on a number of factors, including, but not limited to, the credit and interest rate environment prevailing at such time, the Company’s cash requirements, the priorities of the Company’s newly appointed Board of Directors and other business, financial and tax considerations. The proceeds of any such debt financing may be used to fund stock repurchases, acquisitions, dividends or for other general corporate purposes. The Company presently has no commitments or agreements with or from any third party regarding any debt financing transaction and no assurance can be given that the Company will ultimately pursue any debt financing or, if pursued, that it will be able to obtain debt financing at the anticipated levels or on attractive terms.

State Settlement Agreements

The State Settlement Agreements require Lorillard Tobacco and the other Original Participating Manufacturers (Philip Morris Incorporated, Brown & Williamson Tobacco Corporation and R.J. Reynolds Tobacco Company) to make aggregate annual payments of $9.4 billion, subject to adjustment for several factors described below. In addition, the Original Participating Manufacturers are required to pay plaintiffs’ attorneys’ fees, subject to an aggregate annual cap of $500 million, as well as an additional aggregate amount of up to $125 million in each year through 2008. These payment obligations are several and not joint obligations of each of the Original Participating Manufacturers. Lorillard Tobacco’s obligations under the State Settlement Agreements will materially adversely affect our cash flows and operating income in future years.

Both the aggregate payment obligations of the Original Participating Manufacturers, and Lorillard Tobacco’s payment obligations, individually, under the State Settlement Agreements are subject to adjustment for several factors which include:

•	inflation;

•	aggregate volume of Original Participating Manufacturers cigarette shipments;

•	other Original Participating Manufacturers and Lorillard Tobacco’s market share; and

•	aggregate Original Participating Manufacturers operating income, allocated to such manufacturers that have operating income increases.

The inflation adjustment increases payments on a compounded annual basis by the greater of 3.0% or the actual total percentage change in the consumer price index for the preceding year. The inflation adjustment is measured starting with inflation for 1999. The volume adjustment increases or decreases payments based on the increase or decrease in the total number of cigarettes shipped in or to the 50 U.S. states, the District of Columbia and Puerto Rico by the Original Participating Manufacturers during the preceding year compared to the 1997 base year shipments. If volume has increased, the volume adjustment would increase the annual payment by the same percentage as the number of cigarettes shipped exceeds the 1997 base number. If volume has decreased, the volume adjustment would decrease the annual payment by 98.0% of the percentage reduction in volume. In addition, downward adjustments to the annual payments for changes in volume may, subject to specified conditions and exceptions, be reduced in the event of an increase in the Original Participating Manufacturers aggregate operating income from domestic sales of cigarettes over base year levels established in the State Settlement Agreements, adjusted for inflation. Any adjustments resulting from increases in operating income would be allocated among those Original Participating Manufacturers who have had increases.

In the first six months of 2008, Lorillard Tobacco paid $796 million under the State Settlement Agreements. In addition, in April 2008, Lorillard Tobacco deposited $72 million, in an interest-bearing escrow account in accordance with procedures established in the MSA pending resolution of a claim by Lorillard Tobacco and the other Original Participating Manufacturers that they are entitled to reduce their MSA payments based on a loss of market share to nonparticipating manufacturers. Most of the states that are parties to the MSA are disputing the availability of the reduction and Lorillard Tobacco believes that this dispute will ultimately be resolved by judicial and arbitration proceedings. Lorillard Tobacco’s $72 million reduction is based upon the Original Participating Manufacturers collective loss of market share in 2005. In April of 2007 and 2006, Lorillard Tobacco had previously deposited $111 million and $109 million, respectively, in the same escrow account discussed above, which was based on a loss of market share in 2004 and 2003 to non-participating manufacturers. Lorillard Tobacco and the other Original Participating Manufacturers have the right to claim additional reductions of MSA payments in subsequent years under provisions of the MSA. In addition to the payments made in the first six months of 2008, Lorillard Tobacco anticipates the additional amount payable in 2008 will be approximately $200 million to $225 million, primarily based on 2008 estimated industry volume.

Contractual Cash Payment Obligations

The following chart presents our contractual cash payment obligations as of June 30, 2008.

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	($ in millions)
Contractual obligations	$313	$203	$110	$—	$—
Operating lease obligations	5	1	4	—	—
Purchase obligations	66	55	11	—	—

Total	$384	$259	$125	$—	$—

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Market Risk

We invest in financial instruments that involve market risk. Our measure of market risk exposure represents an estimate of the change in fair value of our financial instruments. Market risk exposure is presented below for each class of financial instrument we held at June 30, 2008 and December 31, 2007, assuming immediate adverse market movements of the magnitude described below. We believe that the rate of adverse market movement represents a measure of exposure to loss under hypothetically assumed adverse conditions. The estimated market risk exposure represents the hypothetical loss to future earnings and does not represent the maximum possible loss nor any expected actual loss, even under adverse conditions, because actual adverse fluctuations would likely differ. In addition, since our investment portfolio is subject to change based on its portfolio management strategy as well as in response to changes in the market, these estimates are not necessarily indicative of the actual results which may occur. The market risk exposure represents the potential loss in carrying value and pretax impact to future earnings caused by the hypothetical change in price.

Exposure to market risk is managed and monitored by senior management. Senior management approves our overall investment strategy and has the responsibility to ensure that the investment positions are consistent with that strategy with an acceptable level of risk.

Interest rate risk. Our fixed income investments, which are included in cash and cash equivalents, are exposed to fluctuations in interest rates. Changes in interest rates have historically had a minimal impact on this portfolio.

Equity price risk. From time to time, we have exposure to equity price risk as a result of our investment in equity securities and equity derivatives. Equity price risk results from changes in the level or volatility of equity prices which affect the value of equity securities or instruments that derive their value from such securities or indexes. Equity price risk was measured assuming an instantaneous 25% decrease in the underlying reference price or index from its level at June 30, 2008 and December 31, 2007, with all other variables held constant. The fair value and related market risk exposure of Lorillard’s investment in equity based instruments was $49 million and our $12 million at December 31, 2007. At March 31, 2008, we provided notice of liquidation for our investments in limited partnerships, which resulted in no exposure to equity price risk as of such date.

Item 4. Controls and Procedures.

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are effective, in all material respects, to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during our most recent fiscal quarter that has materially affected, or is likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings.

Except as described below, there have been no material developments in our legal proceedings since those reported in our Information Statement/Prospectus filed with the Securities and Exchange Commission on May 9, 2008.

Item 1A.	Risk Factors.

The Company’s Information Statement/Prospectus filed with the Securities and Exchange Commission on May 9, 2008 includes a detailed discussion of certain material risk factors facing our company. The information presented below describes updates and additions to such risk factors and should be read in conjunction with the risk factors and information disclosed in our Information Statement/Prospectus filed with the Securities and Exchange Commission on May 9, 2008.

The following risk factors in the Company’s Information Statement/Prospectus filed with the Securities and Exchange Commission on May 9, 2008, which are included under the heading “Risks Factors Relating to Lorillard” are amended and restated in their entirety as follows:

As of August 1, 2008, Lorillard Tobacco is a defendant in approximately 4,950 tobacco-related lawsuits. As of August 1, 2008, the Company is a defendant in approximately 1,110 tobacco-related lawsuits. These cases, which are extremely costly to defend, could result in substantial judgments against the Company and/or Lorillard Tobacco.

Numerous legal actions, proceedings and claims arising out of the sale, distribution, manufacture, development, advertising, marketing and claimed health effects of cigarettes are pending against the Company and Lorillard Tobacco, and it is likely that similar claims will continue to be filed for the foreseeable future. In addition, several cases have been filed against Lorillard Tobacco and other tobacco companies challenging certain provisions of the Master Settlement Agreement among major tobacco manufacturers and 46 states and various other governments and jurisdictions (the “MSA”) and state statutes promulgated to carry out and enforce the MSA.

Approximately 4,950 tobacco-related cases are pending against Lorillard Tobacco in the United States. The Company is a defendant in approximately 1,110 of these cases. Punitive damages, often in amounts ranging into the billions of dollars, are specifically pleaded in a number of cases in addition to compensatory and other damages. It is possible that the outcome of these cases, individually or in the aggregate, could result in bankruptcy. It is also possible that the Company or Lorillard Tobacco may be unable to post a surety bond in an amount sufficient to stay execution of a judgment in jurisdictions that require such bond pending an appeal on the merits of the case. Even if the Company or Lorillard Tobacco are successful in defending some or all of these actions, these types of cases are very expensive to defend. A material increase in the number of pending claims could significantly increase defense costs and have an adverse effect on the Company’s results of operation and financial condition.

Further, adverse decisions in actions against tobacco companies other than the Company or Lorillard Tobacco could have an adverse impact on the industry, including the Company and Lorillard Tobacco. In several cases in recent years, for example, various courts, including the U.S. Supreme Court, have considered the ratio of awards of actual damages to those of punitive damages. In one such case, Williams v. Philip Morris USA, Inc., plaintiff was awarded approximately $525,000 in compensatory damages and $80 million in punitive damages, a ratio of more than 150:1. The case has been the subject of multiple appellate rulings and is again pending before the U.S. Supreme Court. Neither the Company nor Lorillard Tobacco are parties to Williams. Should appellate courts establish binding precedents regarding these or other issues, the conduct of future trials involving the Company or Lorillard Tobacco would be affected.

A judgment has been rendered against Lorillard Tobacco in the Scott litigation.

In June 2004, the court entered a final judgment in favor of the plaintiffs in Scott v. The American Tobacco Company, et al. (District Court, Orleans Parish, Louisiana, filed May 24, 1996), a class action on behalf of certain cigarette smokers resident in the State of Louisiana. The jury awarded plaintiffs approximately $591 million to fund cessation programs for Louisiana smokers. The court’s final judgment also reflected its award of prejudgment interest. During February 2007, the Louisiana Court of Appeal issued a ruling that, among other things, reduced the amount of the award by approximately $328 million; struck the award of prejudgment interest, which totaled approximately $440 million as of December 31, 2006; and ruled that the only class members who are eligible to participate in the smoking cessation program are those who began smoking by September 1, 1988, and whose claims accrued by September 1, 1988. Both the Louisiana Supreme Court and the U.S. Supreme Court issued rulings during 2008 that denied review of the case at this stage of the proceedings. During July 2008, the District Court of Orleans Parish, Louisiana, entered an amended final judgment that orders defendants to pay approximately $264 million to fund a court-supervised cessation program for class members. The amended judgment also awards post-judgment judicial interest from June 2004 that will continue to accrue until the judgment either is paid or is reversed on appeal. As of August 1, 2008, judicial interest totaled approximately $82 million. The deadline for defendants to seek appellate review of the amended judgment has not expired.

Lorillard Tobacco’s share of any judgment, including an award of post-judgment interest, has not been determined. In the fourth quarter of 2007, Lorillard Tobacco recorded a pretax provision of approximately $66 million for this matter. The Company is no longer a party to Scott.

The Florida Supreme Court’s ruling in Engle has resulted in additional litigation against cigarette manufacturers, including the Company and Lorillard Tobacco.

The case of Engle v. R.J. Reynolds Tobacco Co., et al. (Circuit Court, Dade County, Florida, filed May 5, 1994) was certified as a class action on behalf of Florida residents, and survivors of Florida residents, who were injured or died from medical conditions allegedly caused by addiction to smoking. The case was tried between 1998-2000 in a multi-phase trial that resulted in verdicts in favor of the class. During 2006, the Florida Supreme Court issued a ruling that, among other things, determined that the case could not proceed further as a class action. During February 2008, the trial court entered an order on remand from the Florida Supreme Court that formally decertified the class.

The 2006 ruling by the Florida Supreme Court in Engle also permits members of the Engle class to file individual claims, including claims for punitive damages. The Florida Supreme Court held that these individual plaintiffs are entitled to rely on a number of the jury’s findings in favor of the plaintiffs in the first phase of the Engle trial. These findings included that smoking cigarettes causes a number of diseases; that cigarettes are addictive or dependence-producing; and that the defendants, including the Company and Lorillard Tobacco, were negligent, breached express and implied warranties, placed cigarettes on the market that were defective and unreasonably dangerous, and concealed or conspired to conceal the risks of smoking. Lorillard Tobacco is a defendant in approximately 2,210 cases pending in various state and federal courts in Florida that were filed by members of the Engle class, which we refer to as the “Engle Progeny” cases. These 2,210 cases are filed on behalf of approximately 8,430 individual plaintiffs. The Company is a defendant in approximately 1,100 of the Engle Progeny cases. Lorillard Tobacco is a co-defendant in each of the cases in which the Company is a party.

Lorillard Tobacco has substantial payment obligations under litigation settlement agreements which will materially adversely affect its cash flows and operating income in future periods.

In 1998, Lorillard Tobacco and the other Original Participating Manufacturers entered into the MSA with 46 states and various other governments and jurisdictions to settle asserted and unasserted health care cost recovery and other claims.

Under the State Settlement Agreements, Lorillard Tobacco paid $945 million in 2007 and is obligated to pay between $1.05 to $1.10 billion in 2008, primarily based on 2007 estimated industry volume. Annual payments under the State Settlement Agreements are required to be paid in perpetuity and are based, among other things, on Lorillard Tobacco’s domestic market share and unit volume of domestic shipments, in the year preceding the year in which payment is due, and, with respect to the Initial State Settlements, in the year in which payment is due.

Concerns that mentholated cigarettes may pose greater health risks could adversely affect us.

Some plaintiffs and other sources, including public health agencies, have claimed or expressed concerns that mentholated cigarettes may pose grater health risks than non-mentholated cigarettes, including concerns that menthol cigarettes may make it easier to start smoking and harder to quit. For example, the bill passed by the House of Representatives on July 30, 2008 granting the FDA the authority to regulate tobacco products included a provision requiring that the Tobacco Scientific Advisory Committee established in the bill evaluate issues surrounding the use of menthol as a flavoring or ingredient in cigarettes within one year of such Committee’s establishment. The bill as passed by the House would permit the FDA to ban menthol upon a finding that such prohibition would be appropriate for the public health. In the course of consideration of the bill by a committee of the House of Representatives, an, amendment was offered and rejected which would have banned the use of menthol as an ingredient in cigarettes. In June 2008, seven former U.S. health secretaries criticized the bill, which would ban the use of characterizing flavors other than menthol in cigarettes, for exempting menthol from the ban and argued that the menthol exemption discriminates against African American smokers who often prefer menthol cigarettes and have higher rates of some smoking-related diseases. Prior to these developments in 2002, the U.S. Department of Health and Human Services National Institutes of Health Center for Disease Control and Prevention and National Cancer Institute and other public health agencies supported the First Conference on Menthol Cigarettes. The executive summary of the conference proceedings outlined “why it is important to study menthol cigarettes” and included statements that “menthol’s sensation of coolness might result in deeper inhalation” and “could contribute to increased uptake of inhaled tobacco constituents, including nicotine and cancer-causing agents…” In addition, the Center for Disease Control and Prevention has published a pamphlet titled “Pathways to Freedom, Winning the Fight Against Tobacco” that, under the heading “The Dangers of Menthol” states that “menthol can make it easier for a smoker to inhale deeply, which may allow more chemicals to enter the lungs. Menthol in cigarettes does not make smoking safer. In fact, menthol may even make things worse.” Since Lorillard Tobacco is the leading manufacturer of mentholated cigarettes in the United States, Lorillard Tobacco could face increased exposure to tobacco-related litigation. Even if such claims are unsubstantiated, increased concerns about the health impact of mentholated cigarettes could adversely affect Lorillard Tobacco’s sales, including sales of Newport. Any ban or limitation on the use of menthol in cigarettes would adversely affect our results of operation and financial condition.

Sales of cigarettes are subject to substantial federal, state and local excise taxes.

Federal excise taxes were last increased in 2002 from $0.34 per pack to $0.39 per pack. A provision in a bill passed by Congress in 2007 to expand the Children’s Health Insurance Program would have raised the federal excise tax by $0.61 per pack, but that bill was vetoed by President Bush in December 2007 and was not enacted into law. It is expected that an increase in Federal excise taxes may be introduced by Congress again in 2008. State and local excise taxes ranged from $0.07 to $4.25 per pack for the six months ended June 30, 2008. Various states and localities have raised the excise tax on cigarettes substantially in recent years. Increases in state excise taxes on cigarette sales were enacted in ten states during 2007 and ranged from $0.20 per pack to $1.00 per pack. For the six months ended June 30, 2008, excise tax increases ranging from $1.00 to $1.25 per pack were implemented in four states. It is our expectation that several states will propose further increases in 2008 and in subsequent years. We believe that increases in excise and similar taxes have had an adverse impact on sales of cigarettes. In addition, we believe that future increases, the extent of which cannot be predicted, could result in further volume declines for the cigarette industry, including Lorillard Tobacco, and an increased sales shift toward lower priced discount cigarettes rather than premium brands.

Lorillard Tobacco derives most of its revenue from one brand.

Lorillard Tobacco’s largest selling brand, Newport, accounted for approximately 94.0% and 93.9% of its sales revenue for the first six months of 2008 and the full year 2007, respectively. Lorillard Tobacco’s principal strategic plan revolves around the marketing and sales promotion in support of its Newport brand. We cannot ensure that Lorillard Tobacco will continue to successfully implement its strategic plan with respect to Newport or that implementation of such plan will result in the maintenance or growth of the Newport brand.

Lorillard Tobacco is a defendant in a case that was initially certified as a nationwide class action involving “lights” cigarettes and that could result in a substantial verdict, if the class certification order is reinstated.

Schwab v. Philip Morris USA, Inc., et al. (U.S. District Court, Eastern District, New York, filed May 11, 2004), was certified by a federal judge as a nationwide class action on behalf of individuals who purchased “lights” cigarettes. This ruling was reversed by a federal court of appeals during March of 2008 and plaintiffs have not sought further review of the class certification order. Plaintiffs’ claims in Schwab are based on defendants’ alleged RICO violations in the manufacture, marketing and sale of “lights” cigarettes. The federal court of appeals stayed all activity before the trial court until the appeal was concluded and the case has now been returned to the trial court for further action pursuant to the appeals court’s order.

The proposed regulation of cigarettes by the Food and Drug Administration may adversely affect us.

A bill that would grant the U.S. Food and Drug Administration (“FDA”) authority to regulate tobacco products was introduced in Congress in February 2007. The bill, which is being supported by Philip Morris USA (“Philip Morris”) and opposed by us and Reynolds American Inc. (“RAI”), was approved by the House of Representatives on July 30, 2008. It is possible that the full Senate will consider and approve the bill later in 2008. Attempts have been recently made to amend the bill to ban the use of menthol as an ingredient in cigarettes. Although no amendments restricting the use of menthol were approved by the committees considering the bill, additional attempts to do so may occur during the Senate’s consideration of the bill.

The proposed bill would:

•	require a Tobacco Scientific Advisory Committee established by the bill to evaluate issues surrounding the use of menthol in cigarettes within one year of its establishment;

•	require larger and more severe health warnings on packs and cartons;

•	ban the use of descriptors on tobacco products, such as “low-tar” and “light”;

•	require the disclosure of ingredients and additives to consumers;

•	require pre-market approval by the FDA for claims made with respect to reduced risk or reduced exposure products;

•	require the reduction or elimination of nicotine or any other compound in cigarettes;

•	allow the FDA to mandate the use of reduced risk technologies in conventional cigarettes;

•	allow the FDA to place more severe restrictions on the advertising, marketing and sales of cigarettes;

•	permit inconsistent state regulation of labeling and advertising and eliminate the existing federal preemption of such regulation; and

•	grant the FDA the regulatory authority to consider and impose broad additional restrictions through a rule making process, including a ban on the use of menthol in cigarettes.

It is possible that such additional regulation could result in a decrease in cigarette sales in the United States (including sales of Lorillard Tobacco’s brands) and increased costs to Lorillard Tobacco which may have a material adverse effect on our financial condition, results of operations, and cash flows. We believe that such regulation may adversely affect Lorillard Tobacco’s ability to compete against its larger competitors, including Philip Morris, who may be able to more quickly and cost-effectively comply with these new rules and regulations.

Lorillard Tobacco may not be able to develop, produce or commercialize competitive new products and technologies required by regulatory changes or changes in consumer preferences.

Consumer health concerns and changes in regulations are likely to require Lorillard Tobacco to introduce new products or make substantial changes to existing products. For example, 37 states have enacted legislation requiring cigarette manufacturers to reduce the ignition propensity of their products. We believe that there may be increasing pressure from public health authorities to develop a conventional cigarette or an alternative cigarette that provides a demonstrable reduced risk of adverse health effects. Lorillard Tobacco may not be able to develop a reduced risk product that is acceptable to consumers. In addition, the costs associated with developing any such new products and technologies could be substantial.

Increased restrictions on smoking in public places could adversely affect Lorillard Tobacco’s sales volume, revenue and profitability.

Since 1994, all of the states and many local and municipal governments and agencies, as well as private businesses, have adopted legislation, regulations or policies which prohibit, restrict, or discourage smoking, including legislation, regulations or policies prohibiting or restricting smoking in public buildings and facilities, stores, restaurants and bars, on airline flights and in the workplace. Other similar laws and regulations are currently under consideration and may be enacted by state and local governments in the future. Although we have no empirical evidence of the effect of such restrictions, we believe that restrictions on smoking in public places may lead to a decrease in the number of people who smoke or a decrease in the number of cigarettes smoked by smokers. Increased restrictions on smoking in public places may have decreased and may continue to decrease the volume of cigarettes that would otherwise be sold by Lorillard Tobacco absent such restrictions.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(a)	Not applicable.

(b)	Not applicable.

(c)	Not applicable.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submissions of Matters to a Vote of Security Holders

On May 8, 2008, Loews Corporation, as the Company’s sole stockholder, adopted a written consent in lieu of a meeting of approving:

•	Certificate of Amendment to the Certification of Incorporation; and

•	our 2008 Incentive Compensation Plan.

On June 6, 2008, Loews Corporation, as the Company’s sole stockholder, adopted a written consent in lieu of a meeting of approving our Amended and Restated Certificate of Incorporation.

Loews Corporation was the Company’s sole stockholder on May 8, 2008 and June 6, 2008, and accordingly, its action by written consent constituted the action and approval of our stockholders under Delaware law and the Company’s certificate of incorporation, as amended, as in effect at the time of such consent.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit Number	Description
3.1	Amended and Restated Certificate of Incorporation of Lorillard, Inc., incorporated herein by reference to Exhibit 3.1 to Lorillard’s Report on Form 8-K filed on June 12, 2008

3.2	Amended and Restated Bylaws of Lorillard, Inc., incorporated herein by reference to Exhibit 3.2 to Lorillard’s Report on Form 8-K filed on June 12, 2008

4.1	Specimen certificate for shares of common stock of Lorillard, Inc., incorporated herein by reference to Exhibit 4.1 to Lorillard, Inc.’s Registration Statement on Form S-4 (File No. 333-149051) filed on May 9, 2008

10.1	Separation Agreement between Loews Corporation and Lorillard, Inc., Lorillard Tobacco Company, Lorillard Licensing Company, LLC, One Park Media Services, Inc. and Plisa, S.A.*

10.2	Assignment and Assumption of Services Agreement, dated as of April 1, 2008, by and between R.J. Reynolds Tobacco Company and R.J. Reynolds Global Products, Inc., with a joinder by Lorillard Tobacco Company, incorporated herein by reference to Exhibit 10.17 to Lorillard, Inc.’s Registration Statement on Form S-4 (File No. 333-149051) filed on May 9, 2008

10.3	Lorillard, Inc. 2008 Incentive Compensation Plan*

10.4	Form of Lorillard, Inc. indemnification agreement for directors and executive officers, incorporated herein by reference to Exhibit 10.19 to Lorillard, Inc.’s Registration Statement on Form S-4 (File No. 333-149051) filed on May 9, 2008

10.5	Amendment to Employment Agreement between Lorillard, Inc. and Martin L. Orlowsky, dated May 5, 2008, incorporated herein by reference to Exhibit 10.20 to Lorillard, Inc.’s Registration Statement on Form S-4 (File No. 333-149051) filed on May 9, 2008

11.1	Statement regarding computation of earnings per share. (See Note 7 to the consolidated condensed financial statements.)*

31.1	Certification by the Chief Executive Officer of Lorillard, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) *

31.2	Certification by the Chief Financial Officer of Lorillard, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) *

32.1	Certification by the Chief Executive Officer and Chief Financial Officer of Lorillard, Inc. pursuant to 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002) *

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 7, 2008

LORILLARD, INC.

By:	/s/ Martin L. Orlowsky
Martin L. Orlowsky
Chairman, President and Chief
Executive Officer

By:	/s/ David H. Taylor
David H. Taylor
Director, Executive Vice President,
Finance and Planning and Chief Financial Officer