Form 10-Q
period 2008-09-30
LORILLARD, INC.
filed 2008-11-04
CIK 1424847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Yes ☑       No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐       No ☑

Class	Outstanding at October 28, 2008

Common stock, $0.01 par value	168,070,689 shares

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
LORILLARD, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)

	September 30,	December 31,
(In millions, except share and per share data)	2008	2007
Assets:
Cash and cash equivalents	$1,208	$1,210
Accounts receivables, less allowance of $2 and $2	23	10
Receivables from limited partnerships	19	198
Inventories (Note 2)	261	223
Deferred income taxes	432	462

Total current assets	1,943	2,103
Plant and equipment (Note 3)	218	207
Prepaid pension assets	109	103
Other investments	15	65
Deferred taxes and other assets	61	122

Total assets	$2,346	$2,600

Liabilities and Shareholders’ Equity:
Accounts and drafts payable	$16	$29
Accrued liabilities (Note 4)	257	231
Settlement costs	895	919
Income taxes	65	9

Total current liabilities	1,233	1,188
Postretirement pension, medical and life insurance benefits	276	284
Other liabilities	112	115

Total liabilities	1,621	1,587

Commitments and Contingent Liabilities (Notes 7 and 8)
Shareholders’ Equity:
Preferred stock, $0.01 par value, authorized 10,000,000 shares	—	—
Common stock:
Authorized - 600,000,000 shares; par value—$0.01 per share
Issued and outstanding – 170,034,682 and 173,923,429 shares	2	2
Additional paid-in capital	220	217
Earnings retained in the business	862	882
Accumulated other comprehensive loss	(85)	(88)

	999	1,013
Treasury shares at cost, 3,897,575 shares in 2008	(274)	—
Total shareholders’ equity	725	1,013

Total liabilities and shareholders’ equity	$2,346	$2,600

See Notes to Consolidated Condensed Financial Statements

LORILLARD, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except per share data)	2008	2007	2008	2007
Net sales (including excise taxes of $189, $181, $536 and $522 respectively)	$1,125	$1,044	$3,116	$3,012
Cost of sales	653	614	1,834	1,772

Gross profit	472	430	1,282	1,240
Selling, general and administrative	90	82	281	246

Operating income	382	348	1,001	994
Other income (expense), net (Note 5)	4	33	18	86

Income before income taxes	386	381	1,019	1,080
Income taxes	149	137	390	396

Net income	$237	$244	$629	$684

Earnings per share:
Basic	$1.38	$1.40	$3.63	$3.93
Diluted	$1.38	$1.40	$3.62	$3.93

Number of shares outstanding:
Basic	172.37	173.92	173.40	173.92
Diluted	172.49	173.92	173.53	173.92

See Notes to Consolidated Condensed Financial Statements

LORILLARD, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)

					Accum-
					ulated
	Compre-			Earnings	Other		Total
	hensive		Additional	Retained	Compre-		Stock-
	Income	Common	Paid-in	in the	hensive	Treasury	holders’
(In millions)	(Loss)	Stock	Capital	Business	Loss	Shares	Equity
Balance, January 1, 2007, as previously reported		$—	$215	$1,179	$(99)	$—	$1,295

Par value adjustment, Lorillard common stock - 1.7 million to 1 stock split		2	(2)				—
Effect of adopting FIN No. 48 on retained earnings				(25)			(25)

Balance, January 1, 2007, as adjusted		2	213	1,154	(99)	—	1,270
Comprehensive income:
Net income	$684			684			684
Other comprehensive gains, pension liability pension liability	3				3		3

Comprehensive income	$687

Dividends paid				(676)			(676)
Share-based compensation			3				3

Balance, September 30, 2007		$2	$216	$1,162	$(96)	$—	$1,284

Balance, January 1, 2008, as previously reported		$—	$219	$882	$(88)	$—	$1,013
Par value adjustment, Lorillard common stock - 1.7 million to 1 stock split		2	(2)				—

Balance, January 1, 2008, as adjusted		2	217	882	(88)	—	1,013
Comprehensive income:
Net income	$629			629			629
Other comprehensive gains, pension liability	3				3		3

Comprehensive income	$632

Dividends paid				(649)			(649)
Shares repurchased						(274)	(274)
Share-based compensation			3				3

Balance, September 30, 2008		$2	$220	$862	$(85)	$(274)	$725

See Notes to Consolidated Condensed Financial Statements

LORILLARD, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,
(In millions)	2008	2007
Cash flows from operating activities:
Net income	$629	$684
Adjustments to reconcile net cash provided (used in) by operating activities :
Depreciation and amortization	25	31
Deferred income taxes	84	(40)
Share-based compensation	2	1
Amortization of marketable securities	—	(19)
Investment income	—	(31)
Changes in operating assets and liabilities:
Accounts receivable	(13)	2
Inventories	(38)	(31)
Accounts payable and accrued liabilities	12	(33)
Settlement costs	(24)	43
Income taxes	56	119
Other assets	5	(1)
Postretirement health and life insurance benefits	(8)	(7)
Other	(2)	(2)

Net cash provided by operating activities	728	716

Cash flows from investing activities:
Purchases of investments	(800)	(3,620)
Proceeds from maturities of investments	500	2,100
Proceeds from sales of investments	528	1,785
Additions to plant and equipment	(35)	(42)

Net cash provided by investing activities	193	223

Cash flows from financing activities:
Dividends paid	(649)	(676)
Shares repurchased	(274)	—
Excess tax benefits from share-based arrangements	—	2

Net cash used in financing activities	(923)	(674)

Change in cash and cash equivalents	(2)	265
Cash and cash equivalents, beginning of year	1,210	1,128

Cash and cash equivalents, end of period	$1,208	$1,393

Cash paid for income taxes	$266	$320

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
     In the opinion of management, the accompanying unaudited consolidated condensed financial statements reflect all adjustments necessary to present fairly the financial position as of September 30, 2008 and December 31, 2007 and the unaudited consolidated condensed statements of income, shareholders’ equity, and changes in cash flows for the three months and nine months ended September 30, 2008 and 2007.
     Results of operations for the three months and nine months for each of the years reported herein are not necessarily indicative of results of operations of the entire year.
     These consolidated, condensed financial statements should be read in conjunction with the combined and consolidated financial statements and notes thereto included in the Company’s Registration Statement (File No. 333-149051) (the “Registration Statement”) filed with the Securities and Exchange Commission (the “SEC”) under the Securities Act of 1933 (the “Securities Act”).
     On June 10, 2008, Loews Corporation (“Loews”) distributed 108,478,429 shares of common stock of the Company in exchange for and in redemption of all 108,478,429 outstanding shares of Loews’s Carolina Group stock, as described in the Registration Statement (the “Separation”). Pursuant to the terms of the Exchange Offer, described in the Registration Statement, on June 16, 2008, Loews accepted 93,492,857 shares of Loews common stock in exchange for 65,445,000 shares of the Company’s common stock. As a result of such distributions, Loews ceased to own any equity interest in the Company and the Company became an independent publicly held company.
     Prior to the Separation, Lorillard was included in the Loews consolidated federal income tax return, and federal income tax liabilities were included on the balance sheet of Loews. Under the terms of the pre-Separation Tax Allocation Agreement between Lorillard and Loews, the Company made payments to, or was reimbursed by Loews for the tax effects resulting from its inclusion in Loews’ consolidated federal income tax return. As of September 30, 2008, Loews is obligated to reimburse Lorillard $14 million related to pre-Separation tax benefits and payments, which will be reimbursed by December 2009.
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

LORILLARD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
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
     Lorillard will adopt FASB SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The effective date for SFAS No. 162 is November 15, 2008. The adoption of SFAS No. 162 is not expected to have a material impact on Lorillard’s financial position or results of operations.
     In June 2008, the FASB issued FASB Staff Position FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”, which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share. This interpretation is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years. Lorillard will adopt this interpretation on January 1, 2009. The adoption of EITF -03-6-1 is not expected to have a material impact on Lorillard’s financial position or results of operations.
     In October 2008, the FASB issued FASB Staff Position FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active “, which clarifies the application of FASB Statement No. 157, “Fair Value Measurements”, in a market that is not active. The effective date for FSP FAS 157-3 is October 10, 2008. The adoption of FSP FAS 157-3 is not expected to have a material impact on Lorillard’s financial position or results of operations.

LORILLARD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
2. Inventories
     Inventories are valued at the lower of cost, determined on a last-in, first-out (“LIFO”) basis, or market and consisted of the following:

	September 30,	December 31,
(In millions)	2008	2007
Leaf tobacco	$212	$172
Manufactured stock	43	45
Material and supplies	6	6

	$261	$223

     If the average cost method of accounting was used, inventories would be greater by approximately $151 million at September 30, 2008 and December 31, 2007, respectively.
3. Plant and Equipment
     Plant and equipment is stated at cost and consisted of the following:

	September 30,	December 31,
(In millions)	2008	2007
Land	$3	$3
Buildings	85	85
Equipment	534	565

Total	622	653
Accumulated depreciation	(404)	(446)

Plant and equipment-net	$218	$207

4. Accrued Liabilities
     Accrued liabilities were as follows:

	September 30,	December 31,
(In millions)	2008	2007
Legal fees	$27	$17
Salaries and other compensation	19	19
Medical and other employee benefit plans	27	29
Consumer rebates	68	66
Sales promotion	22	24
Excise and other taxes	33	45
Due to brokers	27	—
Other accrued liabilities	34	31

Total	$257	$231

LORILLARD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
5. Other Income (Expense), Net
     The components of other income (expense), net are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2008	2007	2008	2007
Interest income, net	$5	$21	$18	$55
Limited partnership equity income (loss)	(1)	12	—	31

Other income (expense), net	$4	$33	$18	$86

6. Fair Value
     Fair value is the price that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The following fair value hierarchy is used in selecting inputs, with the highest priority given to Level 1, as these are the most transparent or reliable:
•	Level 1 — Quoted prices for identical instruments in active markets.

•	Level 2 — Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs are observable in active markets.

•	Level 3 — Valuations derived from valuation techniques in which one or more significant inputs are unobservable.
     Lorillard is responsible for the valuation process and as part of this process may use data from outside sources in establishing fair value. Lorillard performs due diligence to understand the inputs used or how the data was calculated or derived, and corroborates the reasonableness of external inputs in the valuation process.
     Assets and liabilities measured at fair value on a recurring basis are summarized below. The valuation of securities that are actively traded or have quoted prices are classified as Level 1. These securities include repurchase agreements and money market funds and were valued as follows at September 30, 2008:

(In millions)	Level 1	Level 2	Level 3	Total
Cash	$1	$—	$—	$1
Repurchase agreements collateralized by treasury securities	1,186	—	—	1,186
Treasury money market funds	19	—	—	19
Money market funds	2	—	—	2

Total cash and cash equivalents	$1,208	$—	$—	$1,208

LORILLARD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)
7. Earnings Per Share
     Basic and diluted earnings per share (“EPS”) were calculated using the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions)	2008	2007	2008	2007
Net Earnings	$237	$244	$629	$684

Weighted Average Shares Outstanding — Basic	172.37	173.92	173.40	173.92
Stock Options and Stock Appreciation Rights	0.12	0.00	0.13	0.00

Weighted Average Shares Outstanding — Diluted	172.49	173.92	173.53	173.92

     Options to purchase 0.3 million shares of common stock were excluded from the diluted earnings per share calculation because their effect would be anti-dilutive for the quarter ended September 30, 2008 and the nine months ended September 30, 2008.
     As discussed in Note 1, Basis of Presentation, Loews distributed its interest in the Company to holders of Loews’ Carolina Group Stock and Loews’ Common Stock in a series of transactions which were completed on June 10, 2008 and June 16, 2008, respectively. The Company had 173,923,429 shares outstanding as of the Separation from Loews. All prior period EPS amounts were adjusted to reflect the new capital structure of the Company.
8. Benefit Plans
     Lorillard has defined benefit pension, postretirement benefits, profit sharing and savings plans for eligible employees.
     Net periodic benefit cost components were as follows:

	Three Months Ended		Nine Months Ended
Pension Benefits	September 30,		September 30,
(In millions)	2008	2007	2008	2007
Service cost	$4	$4	$13	$13
Interest cost	14	13	41	39
Expected return on plan assets	(17)	(17)	(53)	(51)
Amortization of net loss	—	1	—	1
Amortization of prior service cost	1	1	4	4

Net periodic benefit cost	$2	$2	$5	$6

LORILLARD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS—(Continued)
(Unaudited)

	Three Months Ended		Nine Months Ended
Other Postretirement Benefits	September 30,		September 30,
(In millions)	2008	2007	2008	2007
Service cost	$1	$1	$3	$3
Interest cost	3	3	9	9
Amortization of net loss	(1)	—	(1)	—

Net periodic benefit cost	$3	$4	$11	$12

9. Legal Proceedings and Commitments
Commitments
     At September 30, 2008, Lorillard had outstanding letters of credit of $2 million. Those letters of credit act as a guarantee of payment to certain third parties in accordance with specific terms and conditions.
Legal Proceedings
Tobacco Related Product Liability Litigation
     Approximately 5,900 product liability cases are pending against cigarette manufacturers in the United States. Lorillard Tobacco is a defendant in approximately 4,950 of these cases. The Company is a defendant in approximately 1,085 cases. Approximately 2,225 of these lawsuits are Engle Progeny Cases, described below, in which the claims of approximately 8,500 individual plaintiffs are asserted.
     The pending product liability cases are composed of the following types of cases:
     “Conventional product liability cases” are brought by individuals who allege cancer or other health effects caused by smoking cigarettes, by using smokeless tobacco products, by addiction to tobacco, or by exposure to environmental tobacco smoke. Approximately 185 cases are pending, including approximately 45 cases against Lorillard Tobacco. The Company is a defendant in four cases.
     “Engle Progeny cases” are brought by individuals who were members of a decertified class. These cases are pending in a number of Florida courts. Lorillard Tobacco is a defendant in approximately 2,225 Engle Progeny cases. The Company is a defendant in approximately 1,075 cases. Lorillard Tobacco is a party to each of the Engle Progeny cases in which the Company is named as a defendant. Many of the cases have been filed on behalf of multiple class members, and approximately 8,500 individual smokers are asserting claims in the pending cases.
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
     In addition to the above, “Filter cases” are brought by individuals, including former employees of Lorillard Tobacco, who seek damages resulting from their alleged exposure to asbestos fibers that were incorporated into filter material used in one brand of cigarettes manufactured by Lorillard Tobacco for a limited period of time ending more than 50 years ago. Lorillard is a defendant in 27 Filter cases. Lorillard Tobacco is a defendant in 26 such cases. The Company is a defendant in three Filter cases, including two that also name Lorillard Tobacco.
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
CONVENTIONAL PRODUCT LIABILITY CASES — Approximately 185 cases are pending against cigarette manufacturers in the United States. Lorillard Tobacco is a defendant in approximately 45 of these cases. The Company is a defendant in four of the pending cases. Lorillard Tobacco is a party to each of the cases in which the Company is a defendant.
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
     None of the cases in which the Company or Lorillard Tobacco are defendants are scheduled for trial in 2008 or in the First Quarter of 2009. The trial dates are subject to change.
ENGLE PROGENY CASES — Plaintiffs are individuals who allege they or their decedents are former members of the class that was decertified in Engle, a class action case that was pending in Florida. The 2006 ruling by the

Florida Supreme Court that ordered decertification of the Engle class also permitted former class members to file individual actions, including claims for punitive damages. The court further held that these individuals are entitled to rely on a number of the jury’s findings in favor of the plaintiffs in the first phase of the Engle trial.
     As of November 1, 2008, Lorillard Tobacco was a defendant in approximately 2,225 cases filed by individuals who allege they or their decedents were members of the Engle class. The Company is a defendant in approximately 1,075 of the pending cases. Lorillard Tobacco is a party to each of the cases in which the Company is a defendant. Some of the suits are on behalf of multiple plaintiffs. Claims have been asserted by or on behalf of the estates of approximately 8,500 former class members in these 2,225 cases. In some cases, spouses of alleged former class members have also brought derivative claims.
     The Engle Progeny cases are pending in various Florida state and federal courts. Some of these courts have issued rulings that address whether these individuals are entitled to rely on a number of the jury’s findings in favor of the plaintiffs in the first phase of the Engle trial. Some of these decisions have led to pending petitions for appeal. In two separate cases, the U.S. Court of Appeals for the Eleventh Circuit agreed to review trial court rulings determining how courts should apply the Florida Supreme Court’s ruling regarding the Engle jury’s first phase verdict. The Eleventh Circuit has also allowed a number of the cases, which involve a sizeable number of individual plaintiffs, to remain in federal court. In another matter, the Florida Supreme Court has been asked to grant review of a petition that is seeking to extend the time for purported class members to file additional lawsuits.
     As of November 1, 2008, none of the Engle Progeny cases in which Lorillard Tobacco or the Company are defendants are set for trial in 2008. Trials have been scheduled for the First Quarter of 2009 in two Engle Progeny cases in which Lorillard Tobacco or the Company are defendants. Trial dates are subject to change.
WEST VIRGINIA INDIVIDUAL PERSONAL INJURY CASES -The proceeding known as “West Virginia Individual Personal Injury Cases” consolidates for trial in a single West Virginia court a number of cases that have been filed against cigarette manufacturers, including Lorillard Tobacco. The order that consolidated the cases, among other things, permitted only those cases filed by September 2000 to participate in the consolidated trial. As a result, no additional cases may be part of this proceeding.
     Approximately 1,250 cases became part of this proceeding, and Lorillard Tobacco was named in all but a few of them. The Company was not a defendant in any of these cases. More than 500 of the cases have been dismissed in their entirety. Lorillard Tobacco has been dismissed from approximately 650 additional cases because those plaintiffs did not submit evidence that they had smoked a Lorillard Tobacco product. These 650 additional cases remain pending against other cigarette manufacturers and some or all the dismissals of Lorillard Tobacco could be contested in subsequent appeals noticed by the plaintiffs.
     As of November 1, 2008, approximately 730 cases were pending. Lorillard Tobacco is a defendant in approximately 55 of the pending cases. A trial date is not set, and the court has stayed activity in the proceeding until a petition pending before the U.S. Supreme Court in an unrelated case is resolved. Lorillard Tobacco is not a defendant in the matter in question that is pending before the U.S. Supreme Court.
FLIGHT ATTENDANT CASES — Approximately 2,625 Flight Attendant cases are pending. Lorillard Tobacco and three other cigarette manufacturers are the defendants in each of these matters. The Company is not a defendant in any of these cases. These suits were filed as a result of a settlement agreement by the parties, including Lorillard Tobacco, in Broin v. Philip Morris Companies, Inc., et al. (Circuit Court, Miami-Dade County, Florida, filed October 31, 1991), a class action brought on behalf of flight attendants claiming injury as a result of exposure to environmental tobacco smoke. The settlement agreement, among other things, permitted the plaintiff class members to file these individual suits. These individuals may not seek punitive damages for injuries that arose prior to January 15, 1997.
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
CLASS ACTION CASES — Lorillard Tobacco is a defendant in seven pending cases. The Company is a defendant in two of these cases. Lorillard Tobacco is a party to both of the cases in which the Company is a defendant. In most of the pending cases, plaintiffs seek class certification on behalf of groups of cigarette smokers, or the estates of deceased cigarette smokers, who reside in the state in which the case was filed. Cigarette manufacturers are defendants in another group of approximately 25 cases in which plaintiffs have asserted claims on behalf of smokers or purchasers of “light” cigarettes. Lorillard Tobacco is a defendant in one of these cases, Schwab v. Philip Morris USA, Inc., et al. During 2008, a federal appellate court issued a ruling that overturned an order that certified Schwab as a nationwide class action. The case has been returned to the trial court for further proceedings, and future activity in this matter, if any, cannot be predicted. The Company is not a defendant in any of the purported class actions filed on behalf of purchasers of “lights” cigarettes.
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
The Scott case — In one of the class actions pending against Lorillard Tobacco, Scott v. The American Tobacco Company, et al. (District Court, Orleans Parish, Louisiana, filed May 24, 1996), the members of the class have been awarded damages. The defendants, including Lorillard Tobacco, have sought leave to pursue an appeal from this award in a writ that is pending before the Louisiana Court of Appeal, Fourth Circuit. If the court agrees to hear the case, the appeal will be from the amended final judgment entered by the District Court during July 2008 that orders defendants to pay approximately $264 million to fund a court-supervised cessation program for the members of the certified class. The amended final judgment also awards post-judgment judicial interest that will continue to accrue from June 2004 until the judgment either is paid or is reversed on appeal. As of November 1, 2008, judicial interest totaled approximately $87.7 million. The Company, which was a party to the case in the past, is no longer a defendant in Scott.
     During 1997, Scott was certified a class action on behalf of certain cigarette smokers resident in the State of Louisiana who desire to participate in medical monitoring or smoking cessation programs and who began smoking prior to September 1, 1988, or who began smoking prior to May 24, 1996 and allege that defendants undermined compliance with the warnings on cigarette packages.
     Trial in Scott was heard in two phases. At the conclusion of the first phase in July 2003, the jury rejected medical monitoring, the primary relief requested by plaintiffs, and returned sufficient findings in favor of the class to proceed to a Phase II trial on plaintiffs’ request for a state-wide smoking cessation program. Phase II of the trial, which concluded during May 2004, resulted in an award of $591 million to fund cessation programs for Louisiana smokers.

     During February 2007, the Louisiana Court of Appeal reduced the amount of the award by approximately $328 million; struck an award of prejudgment interest, which totaled approximately $440 million as of December 31, 2006; and limited class membership to individuals who began smoking by September 1, 1988, and whose claims accrued by September 1, 1988. During January 2008, the Louisiana Supreme Court denied plaintiffs’ and defendants’ separate petitions for review. The U.S. Supreme Court denied defendants’ request that it review the case during May 2008. The case was returned to the trial court, which subsequently entered the amended final judgment.
     Should the amended final judgment be sustained on appeal, Lorillard Tobacco’s share of that judgment, including the award of post-judgment interest, has not been determined. In the fourth quarter of 2007, the Company recorded a pretax provision of approximately $66 million for this matter which was included in selling, general and administrative expenses on the Consolidated Statements of Income and in Other liabilities on the Consolidated Balance Sheets.
     The parties filed a stipulation in the trial court agreeing that an article of Louisiana law required that the amount of the bond for the appeal be set at $50 million for all defendants collectively. The parties further agreed that the plaintiffs have full reservations of rights to contest in the trial court the sufficiency of the bond on any grounds. The trial court entered an order setting the amount of the bond at $50 million for all defendants. Defendants collectively posted a surety bond in that amount, of which Lorillard Tobacco secured 25%, or $13 million. While Lorillard Tobacco believes the limitation on the appeal bond amount is valid as required by Louisiana law, in the event of a successful challenge the amount of the appeal bond could be set as high as 150% of the judgment and judicial interest combined. If such an event occurred, Lorillard Tobacco’s share of the appeal bond has not been determined.
The Engle Case — The case of Engle v. R.J. Reynolds Tobacco Co., et al. (Circuit Court, Miami-Dade County, Florida, filed May 5, 1994), was certified as a class action on behalf of Florida residents, and survivors of Florida residents, who were injured or died from medical conditions allegedly caused by addiction to smoking. During 1999 and 2000, a jury returned verdicts that, among other things, awarded the certified class $145 billion in punitive damages, including $16.3 billion against Lorillard Tobacco. During 2006, the Florida Supreme Court vacated the punitive damages award, determined that the case could not proceed further as a class action and ordered decertification of the class. The trial court entered orders during 2008 that formally decertified the class. During July 2008, plaintiff voluntarily dismissed the case and Engle is no longer pending.
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
Other class action cases — In one of the cases pending against Lorillard Tobacco, Brown v. The American Tobacco Company, Inc., et al. (Superior Court, San Diego County, California, filed June 10, 1997),the court initially certified the case as a class action but it subsequently granted defendants’ motion for class decertification. The class decertification order has been affirmed on appeal, but the California Supreme Court has agreed to hear the case. It is possible that the class certification ruling could be reinstated as a result of the pending appeal. The class originally certified in Brown was composed of residents of California who smoked at least one of defendants’ cigarettes between June 10, 1993 and April 23, 2001 and who were exposed to defendants’ marketing and advertising activities in California.
“Lights” class actions — As discussed above, other cigarette manufacturers are defendants in approximately 25 cases in which plaintiffs’ claims are based on the allegedly fraudulent marketing of “lights” or “ultra-lights” cigarettes. Classes have been certified in some of these matters. In one of the pending “lights” cases, Good v. Altria Group, Inc., et al., the U.S. Supreme Court is considering whether federal law bars plaintiffs from challenging statements authorized by the Federal Trade Commission about tar and nicotine yields that have been made in cigarette advertisements. Lorillard Tobacco is a defendant in one purported “lights” class action, Schwab v. Philip Morris USA, Inc., et al. The Company is not a party to any of the purported “lights” class actions.
The Schwab case — In the case of Schwab v. Philip Morris USA, Inc., et al. (U.S. District Court, Eastern District, New York, filed May 11, 2004) plaintiffs base their claims on defendants’ alleged violations of the RICO statute in the manufacture, marketing and sale of “lights” cigarettes. Plaintiffs estimated damages to the class in the hundreds of billions of dollars. Any damages awarded to the plaintiffs based on defendants’ violation of the RICO statute would be trebled. During September 2006, the court granted plaintiffs’ motion for class certification and certified a nationwide class action on behalf of purchasers of “light” cigarettes. During March 2008, the Second Circuit Court of Appeals reversed the class certification order and ruled that the case may not proceed as a class action. Schwab has been returned to the U.S. District Court for the Eastern District of New York for further proceedings, but the future activity in this matter, if any, is not known. The Company is not a party to this case.
REIMBURSEMENT CASES — Lorillard Tobacco is a defendant in the four Reimbursement cases that are pending in the U.S. and it has been named as a party to a case in Israel. The Company is a defendant in two of the cases pending in the U.S. Plaintiffs in the case in Israel have attempted to assert claims against the Company. Lorillard Tobacco is a party to each of the cases in which the Company is a defendant.
     U.S. Federal Government Action — During August 2006, the U.S. District Court for the District of Columbia issued its final judgment and remedial order in the federal government’s reimbursement suit (United States of America v. Philip Morris USA, Inc., et al., U.S. District Court, District of Columbia, filed September 22, 1999). The verdict concluded a bench trial that began in September 2004. Lorillard Tobacco, other cigarette manufacturers, two parent companies and two trade associations are defendants in this action. The Company is not a party to this case.
     In its 2006 verdict, the court determined that the defendants, including Lorillard Tobacco, violated certain provisions of the RICO statute, that there was a likelihood of present and future RICO violations, and that equitable relief was warranted. The government was not awarded monetary damages. The equitable relief included permanent injunctions that prohibit the defendants, including Lorillard Tobacco, from engaging in any act of racketeering, as defined under RICO; from making any material false or deceptive statements concerning cigarettes; from making any express or implied statement about health on cigarette packaging or promotional materials (these prohibitions include a ban on using such descriptors as “low tar,” “light,” “ultra-light,” “mild,” or “natural”); and from making any statements that “low tar,” “light,” “ultra-light,” “mild,” or “natural” or low-nicotine cigarettes may result in a reduced risk of disease. The final judgment and remedial order also requires the defendants, including Lorillard Tobacco, to make corrective statements on their websites, in certain media, in point-of-sale advertisements, and on cigarette package “inserts” concerning: the health effects of smoking; the addictiveness of smoking; that there are no significant health benefits to be gained by smoking “low tar,” “light,” “ultra-light,” “mild,” or “natural” cigarettes; that cigarette design has been manipulated to ensure optimum nicotine delivery to smokers; and that there are adverse effects from exposure to secondhand smoke. If the final judgment and remedial order are not modified or vacated on appeal, the costs to Lorillard Tobacco for compliance could exceed $10 million. Defendants have appealed to the U.S. Court of Appeals for the District of Columbia Circuit which has stayed the judgment and remedial order while the appeal is proceeding. The government also has noticed an appeal from the final judgment. The Court of Appeals heard oral argument of the consolidated appeal during October 2008 and a ruling could be issued at any time. While trial was underway, the District of Columbia Court of Appeals ruled that plaintiff may not seek return of profits, but this appeal was interlocutory in nature and could be reconsidered in the present appeal. Prior to trial, the government had estimated that it was entitled to approximately $280 billion from the defendants for its return of profits claim. In addition, the government sought during trial more than $10 billion for the creation of nationwide smoking cessation, public education and counter-marketing programs. In its 2006 verdict, the trial court declined to award such relief. It is possible that these claims could be reinstated on appeal.

SETTLEMENT OF STATE REIMBURSEMENT LITIGATION — On November 23, 1998, Lorillard Tobacco, Philip Morris Incorporated, Brown & Williamson Tobacco Corporation and R.J. Reynolds Tobacco Company, the “Original Participating Manufacturers,” entered into a Master Settlement Agreement (“MSA”) with 46 states, the District of Columbia, the Commonwealth of Puerto Rico, Guam, the U.S. Virgin Islands, American Samoa and the Commonwealth of the Northern Mariana Islands to settle the asserted and unasserted health care cost recovery and certain other claims of those states. These settling entities are generally referred to as the “Settling States.” The Original Participating Manufacturers had previously settled similar claims brought by Mississippi, Florida, Texas and Minnesota, which together with the Master Settlement Agreement are generally referred to as the “State Settlement Agreements.”
     The State Settlement Agreements provide that the agreements are not admissions, concessions or evidence of any liability or wrongdoing on the part of any party, and were entered into by the Original Participating Manufacturers to avoid the further expense, inconvenience, burden and uncertainty of litigation.
     Lorillard recorded pretax charges for its obligations under the State Settlement Agreements of $304 million and $277 million ($187 million and $177 million after taxes) and $854 million and $802 million ($527 million and $508 million after taxes) for the three and nine months ended September 30, 2008 and 2007, respectively. Lorillard’s portion of ongoing adjusted payments and legal fees is based on its share of domestic cigarette shipments in the year preceding that in which the payment is due. Accordingly, Lorillard records its portions of ongoing settlement payments as part of cost of manufactured products sold as the related sales occur.
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
FILTER CASES — In addition to the above, claims have been brought against the Company and Lorillard Tobacco by individuals who seek damages resulting from their alleged exposure to asbestos fibers that were incorporated into filter material used in one brand of cigarettes manufactured by Lorillard Tobacco for a limited period of time ending more than 50 years ago. Lorillard is a defendant in 27 Filter cases. Lorillard Tobacco is a defendant in 26 such cases. The Company is a defendant in three Filter cases, including two that also name Lorillard Tobacco. Since January 1, 2006, the Company and Lorillard Tobacco have paid, or have reached agreement to pay, a total of approximately $15.1 million in payments of judgments and settlements to finally resolve approximately 85 claims. In the only such case tried since January 1, 2006, a jury in the District Court of Bexar County, Texas, returned a verdict for Lorillard Tobacco during September 2008 in the case of Young v. Lorillard Tobacco Company. As of November 1, 2008, two of the Filter cases were scheduled for trial. Trial dates are subject to change.
Tobacco — Related Antitrust Cases
     Indirect Purchaser Suits — Approximately 30 antitrust suits were filed in 2000 and 2001 on behalf of putative classes of consumers in various state courts against Lorillard Tobacco and its major competitors. The suits all alleged that the defendants entered into agreements to fix the wholesale prices of cigarettes in violation of state antitrust laws which permit indirect purchasers, such as retailers and consumers, to sue under price fixing or consumer fraud statutes. More than 20 states permit such suits. The Company was not named as a defendant in any of these cases. Lorillard Tobacco was a defendant in all but one of these indirect purchaser cases. Three indirect purchaser suits, in New York, Florida and Michigan, thereafter were dismissed by courts in those states, and the plaintiffs withdrew their appeals. The actions in all other states, except for New Mexico and Kansas, were voluntarily dismissed.
     In the Kansas case, the District Court of Seward County certified a class of Kansas indirect purchasers in 2002. On July 14, 2006, the Court issued an order confirming that fact discovery was closed, with the exception of privilege issues that the Court determined, based on a Special Master’s report, justified further fact discovery. On October 29, 2007, the Court denied all of the defendants’ privilege claims, and the Kansas Supreme Court thereafter denied a petition seeking to overturn that ruling. Additional fact discovery, as approved by the Court, will take place later this year and in 2009. No date has been set by the Court for dispositive motions and trial.
     A decision granting class certification in New Mexico was affirmed by the New Mexico Court of Appeals on February 8, 2005. As ordered by the trial court, class notice was sent out on October 30, 2005. The New Mexico plaintiffs were permitted to rely on discovery produced in the Kansas case. On June 30, 2006, the New Mexico trial court granted summary judgment to all defendants, and the suit was dismissed. An appeal was filed by the plaintiffs on August 14, 2006, and has not yet been heard.
     MSA Related Antitrust Suit — On October 28, 2008, Lorillard Tobacco was named as a defendant in an action filed in the Western District of Kentucky: Vibo Corporation, Inc. d/b/a/ General Tobacco v. Conway, et al. The suit alleges that the named defendants — 52 state and territorial attorneys generals and 19 tobacco manufacturers, including Lorillard Tobacco, violated the federal Sherman Act by entering into and participating in the MSA. The plaintiff alleges that MSA participants, like it, that were not in existence when the MSA was executed in 1998 but subsequently became participants, are unlawfully required to pay significantly more sums to the states than companies that joined the MSA within 90 days after its execution. In addition to the Sherman Act claim, plaintiff has raised a number of constitutional claims against the states. Plaintiff seeks a declaratory judgment in its favor on all claims, an injunction against the continued enforcement of the MSA, treble damages against Lorillard Tobacco Company and other manufacturer defendants, and damages and injunctive relief against the states, including contract recession and restitution.

Defenses
     Each of the Company and Lorillard Tobacco believe that it has valid defenses to the cases pending against it. The Company and Lorillard Tobacco also believe they have valid bases for appeal should any adverse verdicts be returned against either of them. The Company is a defendant in approximately 1,085 pending product liability cases. Lorillard Tobacco also is a defendant in each of these cases. While the Company and Lorillard Tobacco intend to defend vigorously all tobacco products liability litigation, it is not possible to predict the outcome of any of this litigation. Litigation is subject to many uncertainties. Plaintiffs have prevailed in several cases, as noted above. It is possible that one or more of the pending actions could be decided unfavorably as to the Company, Lorillard Tobacco or the other defendants. The Company and Lorillard Tobacco may enter into discussions in an attempt to settle particular cases if either believe it is appropriate to do so.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     The following discussion should be read in conjunction with our historical consolidated financial statements and the notes related to those financial statements included in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (the “Form 10-Q”). In addition to historical information, the following discussion contains forward-looking statements based on current expectations that involve risks and uncertainties. Investors are cautioned not to place undue reliance on these forward-looking statements. Statements preceded by, followed by or that otherwise include the words “believe,” “expect,” “anticipate,” “intend,” “project,” “estimate,” “plan,” “may increase,” “may fluctuate” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” “may” and “could” are generally forward-looking in nature and are not historical facts. Actual results and the timing of certain events may differ significantly from those projected in such forward-looking statements due to a number of factors, including those set forth in “Business Environment” below, Part II, “Item 1A. Risk Factors” and elsewhere in this Form 10-Q. Except for our ongoing obligations to disclose material information under the federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events unless required by law. For any forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States (“GAAP”).
     The terms “Lorillard,” “we,” “our” and “us” refer to Lorillard, Inc. and its consolidated subsidiaries. We use the terms “the Company” and “Lorillard Tobacco” when we wish to refer only to Lorillard, Inc. or Lorillard Tobacco Company, respectively.
Overview
     We are the third largest manufacturer of cigarettes in the United States. We were founded in 1760 and are the oldest continuously operating tobacco company in the United States. Newport, which is our flagship brand, is a menthol flavored premium cigarette brand and the top selling menthol and second largest selling cigarette brand overall in the United States based on gross units sold in the first nine months of 2008 and in the full year 2007. In addition to the Newport brand, our product line has five additional brand families marketed under the Kent, True, Maverick, Old Gold and Max brand names. These six brands include 44 different product offerings which vary in price, taste, flavor, length and packaging. In the United States and certain U.S. possessions and territories, we shipped 28.3 billion cigarettes in the first nine months of 2008 and 36.6 billion cigarettes for full year 2007. Our major trademarks outside of the United States were sold in 1977. We manufacture all of our products at our Greensboro, North Carolina facility.
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
Business Environment
     Participants in the U.S. tobacco industry, including us, face a number of issues that have adversely affected their results of operations and financial condition in the past and will continue to do so, including:
•	A substantial volume of litigation seeking compensatory and punitive damages ranging into the billions of dollars, as well as equitable and injunctive relief, arising out of allegations of cancer and other health effects resulting from the use of cigarettes, addiction to smoking or exposure to environmental tobacco smoke, including claims for economic damages relating to alleged misrepresentation concerning the use of descriptors such as “lights,” as well as other alleged damages.

•	Substantial annual payments continuing in perpetuity, and significant restrictions on marketing and advertising have been agreed to and are required under the terms of certain settlement agreements, including the Master Settlement Agreement among major tobacco manufacturers and 46 states and various other governments and jurisdictions (the “MSA”) that we entered into in 1998 along with Philip Morris Incorporated, Brown & Williamson Tobacco Corporation and R.J. Reynolds Tobacco Company (the “Original Participating Manufacturers”) to settle asserted and unasserted health care cost recovery and other claims. We and certain other U.S. tobacco product manufacturers previously settled similar claims brought by Mississippi, Florida, Texas and Minnesota (the “Initial State Settlements,” and together with the MSA, the “State Settlement Agreements”). The State Settlement Agreements impose a stream of future payment obligations on us and the other major U.S. cigarette manufacturers and place significant restrictions on their ability to market and sell cigarettes.

•	The continuing contraction of the domestic cigarette market, in which we currently conduct our only significant business. As a result of price increases, restrictions on advertising, promotions and smoking in public and private facilities, increases in regulation and excise taxes, health concerns, a decline in the social acceptability of smoking, increased pressure from anti-tobacco groups and other factors, domestic cigarette shipments have decreased at a compound rate of approximately 2.2% from the twelve months ended September 30, 1999 through the twelve months ended September 30, 2008.

•	Increases in cigarette prices since 1998 have led to an increase in the volume of discount and, specifically, deep discount cigarettes. Cigarette price increases have been driven by increases in state and local excise taxes and by manufacturer price increases. Price increases have led, and continue to lead, to high levels of discounting and other promotional activities for premium brands. Deep discount brands have grown from an estimated share in 1998 of less than 1.5% to an estimated 13.2% for the nine months ended September 30, 2008, and continue to be a significant competitive factor in the domestic market. We do not have sufficient empirical data to determine whether the increased price of cigarettes has deterred consumers from starting to smoke or encouraged them to quit smoking, but it is likely that increased prices may have had an adverse effect on consumption and may continue to do so.

•	Substantial and increasing regulation of the tobacco industry. A bill was introduced in February 2007 in the U.S. Congress to grant the FDA authority to regulate tobacco products. The bill has been considered and approved by Congressional committees in both houses of Congress during 2007 and 2008 and was approved by the House of Representatives on July 30, 2008. It is possible that the Senate will consider and approve a version of the bill later in 2008. We believe that the FDA could promulgate regulations, if the bill is enacted into law, that could among other things result in a ban on or restrict the use of menthol in cigarettes. The bill would impose new restrictions on the manner in which cigarettes can be advertised and marketed, require larger and more severe health warnings on cigarette packaging, restrict the level of tar and nicotine contained in or yielded by cigarettes and may alter the way cigarette products are developed and manufactured. We also believe that any such proposals, if enacted, would provide our larger competitors with a competitive advantage.

•	Substantial federal, state and local excise taxes which are reflected in the retail price of cigarettes. For the nine months ended September 30, 2008, the federal excise tax was $0.39 per pack and combined state and local excise taxes ranged from $0.07 to $4.25 per pack. For the nine months ended September 30, 2008, excise tax increases ranging from $0.20 to $1.25 per pack were implemented in six states. Increases in state excise taxes on cigarette sales were enacted in ten states during 2007 and ranged from $0.20 per pack to $1.00 per pack. One measure passed by Congress in September 2007 would have increased the federal excise tax on cigarettes by $0.61 per pack to finance health insurance for children. While this bill was vetoed by the President, it is possible that similar bills or other proposals containing a federal excise tax increase may be considered by Congress in the future. It is likely that increases in excise and similar taxes have had an adverse impact on sales of cigarettes and that future increases, the extent of which cannot be predicted, could result in further volume declines for the cigarette industry, including us, and an increased sales shift toward deep discount cigarettes rather than premium brands. In addition, we and other cigarette manufacturers and importers are required to pay an assessment under a federal law designed to fund payments to tobacco quota holders and growers.

•	Continuing and substantial restrictions on smoking. Over the last decade, states and many local and municipal governments and agencies, as well as private businesses, have adopted legislation, regulations or policies which prohibit, restrict or discourage smoking, including legislation, regulations or policies prohibiting or restricting smoking in public buildings and facilities, stores, restaurants and bars, on airline flights and in the workplace. Other similar laws and regulations are currently under consideration and may be enacted by state and local governments in the future. It is likely that such smoking restrictions may have had an adverse effect on consumption and may continue to do so.

•	The domestic market for cigarettes is highly competitive. Competition is primarily based on a brand’s price, including the level of discounting and other promotional activities, positioning, consumer loyalty, retail display, quality and taste. Lorillard Tobacco’s principal competitors are the two other major U.S. cigarette manufacturers, Philip Morris USA (“Philip Morris”) and Reynolds American, Inc. (“RAI”). Lorillard Tobacco also competes with numerous other smaller manufacturers and importers of cigarettes, including deep discount cigarette manufacturers. Lorillard Tobacco believes its ability to compete even more effectively has been restrained in some marketing areas as a result of retail merchandising contracts offered by Philip Morris and RAI which limit the retail shelf space available to its brands. As a result, in some retail locations Lorillard Tobacco is limited in competitively supporting its promotional programs, which may constrain sales.

The following table presents Lorillard Tobacco’s selected industry and market share data for the three and nine months ended September 30, 2008 and 2007. The three and nine month periods ended September 30, 2008 contain one more shipping day than the comparable 2007 periods.
Selected Industry and Market Share Data (1)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Units in billions)	2008	2007	2008	2007
Lorillard Tobacco total domestic unit volume	9.893	9.466	27.772	27.327
Industry total domestic unit volume	91.648	94.900	261.707	270.711

Lorillard Tobacco share of the domestic market	10.8%	10.0%	10.6%	10.1%
Lorillard Tobacco premium segment as a percentage of its total domestic volume	91.9%	94.3%	92.6%	94.6%
Lorillard Tobacco share of the premium segment	13.7%	12.9%	13.5%	13.0%

Newport share of the domestic market	9.7%	9.1%	9.6%	9.3%
Newport share of the premium segment	13.4%	12.5%	13.2%	12.7%
Total menthol segment market share for the industry	28.6%	27.8%	28.5%	28.0%
Total discount segment market share for the industry	27.8%	27.2%	27.3%	26.8%
Newport’s share of the menthol segment	33.9%	32.9%	33.7%	33.1%
Newport’s share of Lorillard Tobacco’s total volume (2)	90.1%	91.8%	90.7%	92.1%
Newport’s share of Lorillard Tobacco’s net sales (2)	93.4%	93.9%	93.7%	93.9%

(1)	Market share data is based on data made available by Management Science Associates, Inc. (“MSAI”), an independent third-party database management organization that collects wholesale shipment data from various cigarette manufacturers. MSAI divides the cigarette market into two price segments, the premium price segment and the discount or reduced price segment. MSAI’s information relating to unit sales volume and market share of certain of the smaller, primarily deep discount, cigarette manufacturers is based on estimates derived by MSAI. Management believes that volume and market share information for deep discount manufacturers may be understated and, correspondingly, market share information for the larger manufacturers, including Lorillard Tobacco, may be overstated by MSAI.

(2)	Source: Lorillard Tobacco shipment reports.

Result of Operations
Three and Nine Months ended September 30, 2008 Compared to the Three and Nine Months ended September 30, 2007

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In millions)		(In millions)
Net sales (including excise taxes of $189, $181, $536 and $522 respectively)	$1,125	$1,044	$3,116	$3,012
Cost of sales	653	614	1,834	1,772

Gross profit	472	430	1,282	1,240
Selling, general and administrative	90	82	281	246

Operating income	382	348	1,001	994
Other income (expense), net	4	33	18	86

Income before income taxes	386	381	1,019	1,080
Income taxes	149	137	390	396

Net income	$237	$244	$629	$684

Three Months ended September 30, 2008 Compared to Three Months ended September 30, 2007
     Net sales. Net sales increased by $81 million, or 7.8%, from $1,044 million for the three months ended September 30, 2007 to $1,125 million for the three months ended September 30, 2008. Net sales increased $105 million due to higher average unit prices reflecting price increases in September 2007 and May 2008 and higher net unit sales volume, partially offset by $24 million due to higher sales incentives. Federal excise taxes are included in net sales and have remained constant at $19.50 per thousand units, or $0.39 per pack of 20 cigarettes, since January 1, 2002.
     Lorillard Tobacco’s total unit volume and domestic unit volume increased 4.5% during the three months ended September 30, 2008 compared to the corresponding period of 2007. Unit volume figures in this section are provided on a gross basis. Total and domestic Newport unit volume increased 2.5% during the three months ended September 30, 2008 compared to the corresponding period of 2007. Industry-wide domestic unit volume decreased 3.4% during the three months ended September 30, 2008 compared to the corresponding period of 2007. Industry shipments of premium brands comprised 72.2% of industry-wide domestic unit volume during the three months ended September 30, 2008 and 72.8% in the corresponding period of 2007.
     Cost of sales. Cost of sales increased by $39 million, or 6.4%, from $614 million for the three months ended September 30, 2007 to $653 million for the three months ended September 30, 2008. The increase in cost of sales is primarily attributed to higher expenses related to the State Settlement Agreements. We recorded charges for Lorillard Tobacco’s obligations under the State Settlement Agreements of $304 million and $277 million for the three months ended September 30, 2008 and 2007, respectively, an increase of $27 million. The $27 million increase is due to the impact of the inflation adjustment ($16 million) and higher volume ($12 million); partially offset by lower other adjustments ($1 million) under the State Settlement Agreements. Increases of approximately $17 million in Federal Excise Taxes attributable to higher volume and higher manufacturing and distribution costs were partially offset by lower promotional product expenses of $5 million.
     Selling, general and administrative. Selling, general and administrative expenses increased $8 million, or 9.8%, from $82 million for the three months ended September 30, 2007 to $90 million for the three months ended September 30, 2008. Outside legal fees and other external product liability defense costs were $21 million and $12 million, for the three months ended September 30, 2008 and 2007, respectively. The $9 million increase is primarily due to increased legal fees related to Engle Progeny case filings and legal fees related to a claim by Lorillard Tobacco that it is entitled to reduce its MSA payments based on a loss of market share to nonparticipating manufacturers.

     Other income (expense), net. Other income (expense), net decreased $29 million, or 87.9%, from $33 million for the three months ended September 30, 2007 to $4 million for the three months ended September 30, 2008. Other income (expense), net includes $12 million from equity in the earnings of limited partnership investments for the three months ended September 30, 2007, compared to a loss of $1 million for the three months ended September 30, 2008. Investments in limited partnerships were substantially reduced during the first quarter of 2008. The remaining decrease in other income (expense), net reflects lower interest rates and a lower average invested asset balance for the three months ended September 30, 2008 compared to 2007.
     Income taxes. Income taxes increased by $12 million, or 8.8%, from $137 million for the three months ended September 30, 2007 to $149 million for the three months ended September 30, 2008. The change reflects the increase in income before income taxes of $5 million in 2008, or 1.3%, and an increase in the effective tax rate from 36.0% in the 2007 third quarter to 38.5% in the 2008 third quarter. This increase in the effective tax rate impacts income tax expense by $10 million, and is the result of the Separation from Loews on the availability to us of the manufacturer’s deduction for the pre-separation period and the favorable resolution of certain tax matters in the third quarter of 2007.
Nine Months ended September 30, 2008 Compared to Nine Months ended September 30, 2007
     Net sales. Net sales increased by $104 million, or 3.5%, from $3,012 million for the nine months ended September 30, 2007 to $3,116 million for the nine months ended September 30, 2008. Net sales increased $171 million due to higher average unit prices reflecting price increases in September 2007 and May 2008 and higher net unit sales volume after adjusting for the impact of additional units shipped in 2007 as part of free product promotions, partially offset by $67 million due to higher sales incentives. Federal excise taxes are included in net sales and have remained constant at $19.50 per thousand units, or $0.39 per pack of 20 cigarettes, since January 1, 2002.
     Lorillard Tobacco’s total unit volume increased 1.4% and domestic unit volume increased 1.6%, during the nine months ended September 30, 2008 compared to the corresponding period of 2007. Unit volume figures in this section are provided on a gross basis. Total Newport unit volume decreased ..2% and domestic Newport volume was even during the nine months ended September 30, 2008 compared to the corresponding period of 2007. Industry-wide domestic unit volume decreased 3.3% during the nine months ended September 30, 2008 compared to the corresponding period of 2007. Industry shipments of premium brands comprised 72.7% of industry-wide domestic unit volume during the nine months ended September 30, 2008 and 73.2% in the corresponding period of 2007.
     Cost of sales. Cost of sales increased by $62 million, or 3.5%, from $1,772 million for the nine months ended September 30, 2007 to $1,834 million for the nine months ended September 30, 2008. The increase in cost of sales is primarily attributed to higher expenses related to the State Settlement Agreements. We recorded charges for Lorillard Tobacco’s obligations under the State Settlement Agreements of $854 million and $802 million for the nine months ended September 30, 2008 and 2007, respectively, an increase of $52 million. The $52 million increase is due to the impact of the inflation adjustment ($36 million), higher volume ($11 million) and other adjustments ($5 million) under the State Settlement Agreements. Increases of approximately $36 million in Federal Excise Taxes attributable to higher volume and higher manufacturing and distribution costs were partially offset by lower promotional product expenses of $26 million.
     Selling, general and administrative. Selling, general and administrative expenses increased $35 million, or 14.2%, from $246 million for the nine months ended September 30, 2007 to $281 million for the nine months ended September 30, 2008. The increase includes costs related to the Separation from Loews of $10 million for a management bonus and $8 million for financial and legal fees associated with the transaction. In addition, our outside legal fees and other external product liability defense costs were $59 million and $40 million, for the nine months ended September 30, 2008 and 2007, respectively. The $19 million increase is primarily due to increased legal fees related to Engle Progeny case filings and legal fees related to a claim by Lorillard Tobacco that it is entitled to reduce its MSA payments based on a loss of market share to nonparticipating manufacturers.
     Other income (expense), net. Other income (expense), net decreased $68 million, or 79.1%, from $86 million for the nine months ended September 30, 2007 to $18 million for the nine months ended September 30, 2008. Other income (expense), net includes $31 million from equity in the earnings of limited partnership investments for the nine months ended September 30, 2007. Investments in limited partnerships were substantially reduced during the first quarter of 2008. The remaining decrease in other income (expense), net reflects lower interest rates and a lower average invested asset balance for the nine months ended September 30, 2008 compared to 2007.
     Income taxes. Income taxes decreased by $6 million, or 1.5%, from $396 million for the nine months ended September 30, 2007 to $390 million for the nine months ended September 30, 2008. The change reflects the decrease in income before income taxes of $61 million in 2008, or 5.6%, partially offset by an increase in the effective tax rate from 36.7% for the nine months ended September 30, 2007 to 38.3% for the nine months ended September 30, 2008. This increase in the effective tax rate impacts income tax expense by $17 million, and is the result of the Separation from Loews on the availability to us of the manufacturer’s deduction for the pre-separation period and the non-deductibility of certain separation expenses.
Liquidity and Capital Resources
     Our cash and cash equivalents, and investments, net of receivables and payables, totaled $1,254 million and $1,489 million at September 30, 2008 and December 31, 2007, respectively. At September 30, 2008, 97.3% of our cash and investments were invested in short-term securities.
Cash Flows
     Cash flow from operating activities. The principal source of liquidity for our business and operating needs is internally generated funds from our operations. We generated net cash flow from operations of $728 million for the nine months ended September 30, 2008 compared to $716 million for the nine months ended September 30, 2007. The increased cash flow in 2008 reflects timing differences related to cash payments of estimated taxes, partially offset by lower net income and higher payments under the State Settlement Agreements.
     Cash flow from investing activities. Our cash flow from investing activities provided cash of $193 million for the nine months ended September 30, 2008 compared to $223 million in the nine months ended September 30, 2007. The decrease in cash flow provided by investing activities in 2008 is primarily due to a decrease in the level of investment purchases and sales.
     During the first nine months of 2008, capital expenditures were $35 million compared to $42 million for the corresponding period of 2007. The expenditures were primarily for the modernization of manufacturing equipment. Our capital expenditures for 2008 are forecast to be between $40 million and $50 million.
     Cash flow from financing activities. Our cash flow from operations has exceeded our working capital and capital expenditure requirements during the first nine months of 2008. We paid cash dividends to Loews of $291 million and $200 million on January 24, 2008 and April 28, 2008, respectively, and cash dividends of $158 million to shareholders on September 12, 2008. During the third quarter of 2008, the Company repurchased approximately 3.9 million shares under its repurchase program at a cost of $274 million. As of October 10, 2008, the Company completed its current share repurchase program with additional purchases of approximately 2.0 million shares at a cost of $126 million.
Liquidity
     We believe that cash flow from operating activities will be sufficient for the foreseeable future to enable Lorillard to meet its obligations under the State Settlement Agreements and to fund our working capital and capital expenditure requirements. We cannot predict our cash requirements related to any future settlements or judgments, including cash required to bond any appeals, if necessary, and can make no assurance that we will be able to meet all of those requirements.
     Investments in cash and cash equivalents include $1.186 billion of repurchase agreements with financial institutions collateralized by treasury securities deposited with the Company of 102% of the cash investment, $19 million in treasury money market funds and $2 million in money market funds with several financial institutions.

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
     The inflation adjustment increases payments on a compounded annual basis by the greater of 3.0% or the actual total percentage change in the consumer price index for the preceding year. The inflation adjustment is measured starting with inflation for 1999. The volume adjustment increases or decreases payments based on the increase or decrease in the total number of cigarettes shipped in or to the 50 U.S. states, the District of Columbia and Puerto Rico by the Original Participating Manufacturers during the preceding year compared to the 1997 base year shipments. If volume has increased, the volume adjustment would increase the annual payment by the same percentage as the number of cigarettes shipped exceeds the 1997 base number. If volume has decreased, the volume adjustment would decrease the annual payment by 98.0% of the percentage reduction in volume. In addition, downward adjustments to the annual payments for changes in volume may, subject to specified conditions and exceptions, be reduced in the event of an increase in the Original Participating Manufacturers aggregate operating income from domestic sales of cigarettes over base year levels established in the State Settlement Agreements, adjusted for inflation. Any adjustments resulting from increases in operating income would be allocated among those Original Participating Manufacturers which have had increases.

     During the first nine months of 2008, Lorillard Tobacco paid $811 million under the State Settlement Agreements, primarily based on 2007 volume. In addition to the payments made in the first nine months of 2008, Lorillard Tobacco anticipates the additional amount payable in 2008 will be approximately $175 million to $200 million, primarily based on 2008 estimated volume. In addition, in April 2008, Lorillard Tobacco deposited $72 million, in an interest-bearing escrow account in accordance with procedures established in the MSA pending resolution of a claim by Lorillard Tobacco and the other Original Participating Manufacturers that they are entitled to reduce their MSA payments based on a loss of market share to nonparticipating manufacturers. Most of the states that are parties to the MSA are disputing the availability of the reduction and Lorillard Tobacco believes that this dispute will ultimately be resolved by judicial and arbitration proceedings. Lorillard Tobacco’s $72 million reduction is based upon the Original Participating Manufacturers collective loss of market share in 2005. In April of 2007 and 2006, Lorillard Tobacco had previously deposited $111 million and $109 million, respectively, in the same escrow account discussed above, which was based on a loss of market share in 2004 and 2003 to non-participating manufacturers. Lorillard Tobacco and the other Original Participating Manufacturers have the right to claim additional reductions of MSA payments in subsequent years under provisions of the MSA.
Contractual Cash Payment Obligations
     The following chart presents our contractual cash payment obligations as of September 30, 2008.

					More
		Less than			than 5
	Total	1 year	1-3 years	3-5 years	years
	($ in millions)
Tobacco leaf purchase obligations	$292	$197	$95	$—	$—
Operating lease obligations	4	2	2	—	—
Purchase obligations	61	49	12	—	—

Total	$357	$248	$109	$—	$—

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
Market Risk
     We invest in financial instruments that involve market risk. Our measure of market risk exposure represents an estimate of the change in fair value of our financial instruments. Market risk exposure is presented below for each class of financial instrument we held at September 30, 2008 and December 31, 2007, assuming immediate adverse market movements of the magnitude described below. We believe that the rate of adverse market movement represents a measure of exposure to loss under hypothetically assumed adverse conditions. The estimated market risk exposure represents the hypothetical loss to future earnings and does not represent the maximum possible loss nor any expected actual loss, even under adverse conditions, because actual adverse fluctuations would likely differ. In addition, since our investment portfolio is subject to change based on its portfolio management strategy as well as in response to changes in the market, these estimates are not necessarily indicative of the actual results which may occur. The market risk exposure represents the potential loss in carrying value and pretax impact to future earnings caused by the hypothetical change in price.
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
     Equity price risk. From time to time, we have exposure to equity price risk as a result of our investment in equity securities and equity derivatives. Equity price risk results from changes in the level or volatility of equity prices which affect the value of equity securities or instruments that derive their value from such securities or indexes. Equity price risk was measured assuming an instantaneous 25% decrease in the underlying reference price or index from its level at September 30, 2008 and December 31, 2007, with all other variables held constant. The fair value and related market risk exposure of Lorillard’s investment in equity based instruments was $49 million and $12 million at December 31, 2007. At March 31, 2008, we provided notice of liquidation for our investments in limited partnerships, which resulted in a reclassification of any remaining unliquidated amounts as receivables.
Item 4. Controls and Procedures.
     Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a–15 under the Exchange Act as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this quarterly report, our disclosure controls and procedures (as defined in Rule 13a–15(e) under the Exchange Act) are effective, in all material respects, to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
     In addition, no change in our internal control over financial reporting (as defined in Rule 13a–15(f) under the Exchange Act) occurred during our most recent fiscal quarter that has materially affected, or is likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
     Information about legal proceedings is set forth in Note 9, “Legal Proceedings and Commitments - Legal Proceedings” in the Notes to Consolidated Condensed Financial Statements including in Item 1 Financial Statements of this report. Such information is incorporated by reference as if fully set forth herein.
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
As of November 1, 2008, Lorillard Tobacco is a defendant in approximately 4,950 tobacco-related lawsuits. As of November 1, 2008, the Company is a defendant in approximately 1,085 tobacco-related lawsuits. These cases, which are extremely costly to defend, could result in substantial judgments against the Company and/or Lorillard Tobacco.
     Numerous legal actions, proceedings and claims arising out of the sale, distribution, manufacture development, advertising, marketing and claimed health effects of cigarettes are pending against the Company and Lorillard Tobacco, and it is likely that similar claims will continue to be filed for the foreseeable future. In addition, several cases have been filed against Lorillard Tobacco and other tobacco companies challenging certain provisions of the Master Settlement Agreement among major tobacco manufacturers and 46 states and various other governments and jurisdictions (the “MSA”) and state statutes promulgated to carry out and enforce the MSA.
     Approximately 4,950 tobacco-related cases are pending against Lorillard Tobacco in the United States. The Company is a defendant in approximately 1,085 of these cases. Punitive damages, often in amounts ranging into the billions of dollars, are specifically pleaded in a number of cases in addition to compensatory and other damages. It is possible that the outcome of these cases, individually or in the aggregate, could result in bankruptcy. It is also possible that the Company or Lorillard Tobacco may be unable to post a surety bond in an amount sufficient to stay execution of a judgment in jurisdictions that require such bond pending an appeal on the merits of the case. Even if the Company or Lorillard Tobacco are successful in defending some or all of these actions, these types of cases are very expensive to defend. A material increase in the number of pending claims could significantly increase defense costs and have an adverse effect on the Company’s results of operation and financial condition.
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
     In June 2004, the court entered a final judgment in favor of the plaintiffs in Scott v. The American Tobacco Company, et al. (District Court, Orleans Parish, Louisiana, filed May 24, 1996), a class action on behalf of certain cigarette smokers resident in the State of Louisiana. The jury awarded plaintiffs approximately $591 million to fund cessation programs for Louisiana smokers. The court’s final judgment also reflected its award of prejudgment interest. During February 2007, the Louisiana Court of Appeal issued a ruling that, among other things, reduced the amount of the award by approximately $328 million; struck the award of prejudgment interest, which totaled approximately $440 million as of December 31, 2006; and ruled that the only class members who are eligible to participate in the smoking cessation program are those who began smoking by September 1, 1988, and whose claims accrued by September 1, 1988. Both the Louisiana Supreme Court and the U.S. Supreme Court issued rulings during 2008 that denied review of the case at this stage of the proceedings. During July 2008, the District Court of Orleans Parish, Louisiana, entered an amended final judgment that orders defendants to pay approximately $264 million to fund a court-supervised cessation program for class members. The amended judgment also awards post-judgment judicial interest from June 2004 that will continue to accrue until the judgment either is paid or is reversed on appeal. As of November 1, 2008, judicial interest totaled approximately $87.7 million. Defendants have sought leave to pursue an appeal from the amended final judgment to the Louisiana Court of Appeal, Fourth District.
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
     The 2006 ruling by the Florida Supreme Court in Engle also permits members of the Engle class to file individual claims, including claims for punitive damages. The Florida Supreme Court held that these individual plaintiffs are entitled to rely on a number of the jury’s findings in favor of the plaintiffs in the first phase of the Engle trial. These findings included that smoking cigarettes causes a number of diseases; that cigarettes are addictive or dependence-producing; and that the defendants, including the Company and Lorillard Tobacco, were negligent, breached express and implied warranties, placed cigarettes on the market that were defective and unreasonably dangerous, and concealed or conspired to conceal the risks of smoking. Lorillard Tobacco is a defendant in approximately 2,225 cases pending in various state and federal courts in Florida that were filed by members of the Engle class, which we refer to as the “Engle Progeny” cases. These 2,225 cases are filed on behalf of approximately 8,500 individual plaintiffs. The Company is a defendant in approximately 1,075 of the Engle Progeny cases. Lorillard Tobacco is a co-defendant in each of the cases in which the Company is a party.
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
     Some plaintiffs and other sources, including public health agencies, have claimed or expressed concerns that mentholated cigarettes may pose greater health risks than non-mentholated cigarettes, including concerns that menthol cigarettes may make it easier to start smoking and harder to quit. For example, the bill passed by the House of Representatives on July 30, 2008 granting the FDA the authority to regulate tobacco products included a provision requiring that the Tobacco Scientific Advisory Committee established in the bill evaluate issues surrounding the use of menthol as a flavoring or ingredient in cigarettes within one year of such Committee’s establishment. The bill as passed by the House would permit the FDA to ban menthol upon a finding that such prohibition would be appropriate for the public health. In the course of consideration of the bill by a committee of the House of Representatives, an amendment was offered and rejected which would have banned the use of menthol as an ingredient in cigarettes. In June 2008, seven former U.S. health secretaries criticized the bill, which would ban the use of characterizing flavors other than menthol in cigarettes, for exempting menthol from the ban and argued that the menthol exemption discriminates against African American smokers who often prefer menthol cigarettes and have higher rates of some smoking-related diseases. Prior to these developments in 2002, the U.S. Department of Health and Human Services National Institutes of Health Center for Disease Control and Prevention and National Cancer Institute and other public health agencies supported the First Conference on Menthol Cigarettes. The executive summary of the conference proceedings outlined “why it is important to study menthol cigarettes” and included statements that “menthol’s sensation of coolness might result in deeper inhalation” and “could contribute to increased uptake of inhaled tobacco constituents, including nicotine and cancer-causing agents...” In addition, the Center for Disease Control and Prevention has published a pamphlet titled “Pathways to Freedom, Winning the Fight Against Tobacco” that, under the heading “The Dangers of Menthol” states that “menthol can make it easier for a smoker to inhale deeply, which may allow more chemicals to enter the lungs. Menthol in cigarettes does not make smoking safer. In fact, menthol may even make things worse.” Since Lorillard Tobacco is the leading manufacturer of mentholated cigarettes in the United States, Lorillard Tobacco could face increased exposure to tobacco-related litigation as a result of such allegations. Even if such claims are unsubstantiated, increased concerns about the health impact of mentholated cigarettes could adversely affect Lorillard Tobacco’s sales, including sales of Newport. Any ban or limitation on the use of menthol in cigarettes would adversely affect our results of operation and financial condition.
Sales of cigarettes are subject to substantial federal, state and local excise taxes.
     Federal excise taxes were last increased in 2002 from $0.34 per pack to $0.39 per pack. A provision in a bill passed by Congress in 2007 to expand the Children’s Health Insurance Program would have raised the federal excise tax by $0.61 per pack, but that bill was vetoed by President Bush in December 2007 and was not enacted into law. It is expected that an increase in Federal excise taxes may be introduced by Congress again in 2008. State and local excise taxes ranged from $0.07 to $4.25 per pack for the nine months ended September 30, 2008. Various states and localities have raised the excise tax on cigarettes substantially in recent years. Increases in state excise taxes on cigarette sales were enacted in ten states during 2007 and ranged from $0.20 per pack to $1.00 per pack. For the nine months ended September 30, 2008, excise tax increases ranging from $0.20 to $1.25 per pack were implemented in six states. It is our expectation that several states will propose further increases in 2008 and in subsequent years. We believe that increases in excise and similar taxes have had an adverse impact on sales of cigarettes. In addition, we believe that future increases, the extent of which cannot be predicted, could result in further volume declines for the cigarette industry, including Lorillard Tobacco, and an increased sales shift toward lower priced discount cigarettes rather than premium brands.
Lorillard Tobacco derives most of its revenue from one brand.
     Lorillard Tobacco’s largest selling brand, Newport, accounted for approximately 93.4% and 93.9% of its sales revenue for the first nine months of 2008 and the full year 2007, respectively. Lorillard Tobacco’s principal strategic plan revolves around the marketing and sales promotion in support of its Newport brand. We cannot ensure that Lorillard Tobacco will continue to successfully implement its strategic plan with respect to Newport or that implementation of such plan will result in the maintenance or growth of the Newport brand.

Lorillard Tobacco is a defendant in a case that was initially certified as a nationwide class action involving “lights” cigarettes and that could result in a substantial verdict, if the class certification order is reinstated.
     Schwab v. Philip Morris USA, Inc., et al. (U.S. District Court, Eastern District, New York, filed May 11, 2004), was certified by a federal judge as a nationwide class action on behalf of individuals who purchased “lights” cigarettes. This ruling was reversed by a federal court of appeals during March 2008. Plaintiffs’ claims in Schwab are based on defendants’ alleged RICO violations in the manufacture, marketing and sale of “lights” cigarettes. The case has now been returned to the trial court for further activity pursuant to the appeals court’s order.
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
     Consumer health concerns and changes in regulations are likely to require Lorillard Tobacco to introduce new products or make substantial changes to existing products. For example, 38 states have enacted legislation requiring cigarette manufacturers to reduce the ignition propensity of their products. We believe that there may be increasing pressure from public health authorities to develop a conventional cigarette or an alternative cigarette that provides a demonstrable reduced risk of adverse health effects. Lorillard Tobacco may not be able to develop a reduced risk product that is acceptable to consumers. In addition, the costs associated with developing any such new products and technologies could be substantial.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     In the third quarter of 2008, the Company repurchased the following number of shares of its common stock:

				Approximate
			Total Number of	Dollar Value of
			Shares Purchased	Shares that
	Total	Average	as Part of	May Yet Be
	Number	Price	Publicly	Purchased
	of Shares	Paid per	Announced Plans	Under the Plans
(In millions, except for per share amounts)	Purchased	Share	or Programs	or Programs
July 1, 2008—July 31, 2008	—	—	—	$400.0
August 1, 2008—August 31, 2008	2.5	$69.83	2.5	$222.3
September 1, 2008—September 30, 2008	1.4	71.35	1.4	$125.8

Total	3.9	$70.36	3.9

     The shares repurchased were acquired under the share repurchase program authorized by the Board of Directors on July 9, 2008 for a maximum of $400 million. All repurchases were made in open market transactions. The Company records the repurchase of shares of common stock at cost based on the transaction date of the repurchase. As of September 30, 2008, the maximum dollar value of shares that may yet be purchased under the 2008 program is $125.8 million.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submissions of Matters to a Vote of Security Holders
     None.

Item 5. Other Information
2009 Annual Meeting of Shareholders
     We expect that our 2009 annual meeting of shareholders will be held on or about May 21, 2009 (the “Annual Meeting”) and that we will begin mailing proxy materials to shareholders on or before April 15, 2009. Shareholders who wish to submit a proposal, in accordance with Rule 14a-8 under the Exchange Act, for inclusion in the proxy materials that we will distribute for the Annual Meeting must do so by sending such proposal to Lorillard, Inc., Attn: Corporate Secretary, 714 Green Valley Road, Greensboro, North Carolina 27408. To be considered for inclusion in the proxy materials that we will distribute, any such shareholder proposal must be received by our Corporate Secretary on or before December 19, 2008 and comply with the procedures set forth in Rule 14a-8 under Exchange Act. Pursuant to the advance notice provision of the By-Laws of Lorillard, Inc. (the “By-Laws”), any shareholder proposal not submitted pursuant to Rule 14a-8 for inclusion in the proxy materials that we will distribute, but nevertheless intended to be presented directly at the Annual Meeting, must be received by the Corporate Secretary no earlier than December 24, 2008 and no later than January 23, 2009 and must comply with the advance notice provisions in our By-Laws. Shareholder proposals must be received in accordance with the foregoing to be considered as having been properly brought before the Annual Meeting and to be acted upon.
Amendment to Supply Agreement for Reconstituted Tobacco
     On October 30, 2008, Lorillard Tobacco entered into the Amendment to Supply Agreement for Reconstituted Tobacco (the “Amendment”) with R.J. Reynolds Tobacco Company (“Reynolds Tobacco”), which amended the Supply Agreement for Reconstituted Tobacco (the “Agreement”), effective August 20, 2004, by and between Lorillard Tobacco and Reynolds Tobacco. The Amendment extends the term of the Agreement an additional five years through December 31, 2014, updates Lorillard Tobacco’s specifications for reconstituted tobacco and modifies pricing for such reconstituted tobacco for the 2009 contract year. The foregoing description of the Amendment does not purport to be complete and is qualified in its entirety by reference to the Amendment, a copy of which is attached hereto as Exhibit 10.6 to this Form 10-Q and incorporated herein by reference.

Item 6. Exhibits

Exhibit
Number	Description
3.1	Amended and Restated Certificate of Incorporation of Lorillard, Inc., incorporated herein by reference to Exhibit 3.1 to Lorillard’s Current Report on Form 8-K filed on June 12, 2008

3.2	Amended and Restated By-Laws of Lorillard, Inc., incorporated herein by reference to Exhibit 3.2 to Lorillard’s Current Report on Form 8-K filed on June 12, 2008

4.1	Specimen certificate for shares of common stock of Lorillard, Inc., incorporated herein by reference to Exhibit 4.1 to Lorillard, Inc.’s Registration Statement on Form S-4 (File No. 333-149051) filed on May 9, 2008

10.1	Separation Agreement between Loews Corporation and Lorillard, Inc., Lorillard Tobacco Company, Lorillard Licensing Company, LLC, One Park Media Services, Inc. and Plisa, S.A. incorporated herein by reference to Exhibit 10.1 to Lorillard’s Quarterly Report on Form 10-Q filed on August 7, 2008

10.2	Assignment and Assumption of Services Agreement, dated as of April 1, 2008, by and between R.J. Reynolds Tobacco Company and R.J. Reynolds Global Products, Inc., with a joinder by Lorillard Tobacco Company, incorporated herein by reference to Exhibit 10.17 to Lorillard, Inc.’s Registration Statement on Form S-4 (File No. 333-149051) filed on May 9, 2008

10.3	Lorillard, Inc. 2008 Incentive Compensation Plan, incorporated herein by reference to Exhibit 10.3 to Lorillard’s Quarterly Report on Form 10-Q filed on August 7, 2008

10.4	Form of Lorillard, Inc. indemnification agreement for directors and executive officers, incorporated herein by reference to Exhibit 10.19 to Lorillard, Inc.’s Registration Statement on Form S-4 (File No. 333-149051) filed on May 9, 2008

10.5	Amendment to Employment Agreement between Lorillard, Inc. and Martin L. Orlowsky, dated May 5, 2008, incorporated herein by reference to Exhibit 10.20 to Lorillard, Inc.’s Registration Statement on Form S-4 (File No. 333-149051) filed on May 9, 2008

10.6	Amendment to Supply Agreement for Reconstituted Tobacco, dated as of October 30, 2008, by and between R.J. Reynolds Tobacco Company and Lorillard Tobacco Company *

10.7	Form of Stock Appreciation Rights Award Certificate *

31.1	Certification by the Chief Executive Officer of Lorillard, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) *

31.2	Certification by the Chief Financial Officer of Lorillard, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) *

32.1	Certification by the Chief Executive Officer and Chief Financial Officer of Lorillard, Inc. pursuant to 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002) *

*	Filed herewith.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: November 4, 2008

LORILLARD, INC.
By:	/s/ Martin L. Orlowsky
Martin L. Orlowsky
Chairman, President and Chief Executive Officer

By:	/s/ David H. Taylor
David H. Taylor
Director, Executive Vice President, Finance and Planning and Chief Financial Officer