Form 10-K
period 2008-12-31
LORILLARD, INC.
filed 2009-03-02
CIK 1424847

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 001-34097

Lorillard, Inc.
(Exact name of registrant as specified in its charter)

Delaware	13-1911176
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

714 Green Valley Road, Greensboro, North Carolina (Address of principal executive offices)	27408-7018 (Zip Code)

(336) 335-7000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $0.01 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of voting and non-voting common equity of the registrant held by nonaffiliates of the registrant as of June 30, 2008 was $12.0 billion.

Class	Outstanding at February 23, 2009

Common Stock, $0.01 par value	168,076,406 shares

DOCUMENTS INCORPORATED BY REFERENCE:

The information required by Part III (Items 10, 11, 12, 13 and 14) will be incorporated by reference to portions of the definitive proxy statement for the registrant’s 2009 Annual Meeting of Shareholders to be held on May 21, 2009, to be filed pursuant to Section 14 of the Exchange Act, or will be filed in an amendment to this Annual Report on Form 10-K, in either case filed on or before April 30, 2009.

Unless otherwise indicated or the context otherwise requires, references to “Lorillard”, “we,” “us” and “our” refer to Lorillard, Inc., a Delaware corporation, and its subsidiaries. “Lorillard, Inc.” refers solely to the parent company and “Lorillard Tobacco” refers solely to Lorillard Tobacco Company, the principal subsidiary of Lorillard, Inc.

FORWARD-LOOKING STATEMENTS

Investors are cautioned that certain statements contained in this Annual Report on Form 10-K are “forward-looking” statements. Forward-looking statements include, without limitation, any statement that may project, indicate or imply future results, events, performance or achievements, and may contain the words “expect,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “will be,” “will continue,” “will likely result,” and similar expressions. In addition, any statement concerning future financial performance (including future revenues, earnings or growth rates), ongoing business strategies or prospects, and possible actions taken by us, which may be provided by our management team are also forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995.

Forward-looking statements are based on current expectations and projections about future events and are inherently subject to a variety of risks and uncertainties, many of which are beyond the control of our management team, which could cause actual results to differ materially from those anticipated or projected. These risks and uncertainties include, among others:

•	the outcome of pending litigation;

•	health concerns, claims and regulations relating to the use of tobacco products and exposure to environmental tobacco smoke;

•	legislation, including actual and potential federal and state excise tax increases, and the effects of tobacco litigation settlements on pricing and consumption rates;

•	continued intense competition from other cigarette manufacturers, including significant levels of promotional activities and the presence of a sizable deep discount category;

•	the continuing decline in volume in the domestic cigarette industry;

•	increasing marketing and regulatory restrictions, governmental regulation and privately imposed smoking restrictions;

•	the possibility of restrictions or bans on the use of certain ingredients, including menthol, in cigarettes, or the use of certain flavor descriptors in the marketing of cigarettes;

•	litigation, including risks associated with adverse jury and judicial determinations, courts reaching conclusions at variance with the general understandings of applicable law, bonding requirements and the absence of adequate appellate remedies to get timely relief from any of the foregoing;

•	general economic and business conditions;

•	changes in financial markets (such as interest rate, credit, currency, commodities and equities markets) or in the value of specific investments;

•	potential changes in accounting policies by the Financial Accounting Standards Board, the Securities and Exchange Commission (the “SEC”) or regulatory agencies for the industry in which we participate that may cause us to revise our financial accounting and/or disclosures in the future, and which may change the way analysts measure our business or financial performance;

•	the risk of fire, violent weather or other disasters adversely affecting our production, storage and other facilities;

•	changes in the price, quality or quantity of tobacco leaf and other raw materials available for use in our cigarettes;

•	reliance on a limited number of suppliers for certain raw materials;

•	the impact of regulatory initiatives, including the possible regulation of cigarettes by the Food and Drug Administration, and compliance with governmental regulations, judicial rulings and jury verdicts, including our ability to obtain surety bonds with regard to adverse judgments;

•	our ability to attract and retain the best talent to implement our strategies as a result of the decreasing social acceptance of cigarettes;

•	the availability of financing upon favorable terms and the results of our financing efforts; and

•	the closing of any contemplated transactions and agreements.

Adverse developments in any of these factors, as well as the risks and uncertainties described in “Item 1A. Risk Factors,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business Environment” and elsewhere in this Annual Report on Form 10-K, could cause our results to differ materially from results that have been or may be anticipated or projected. Forward-looking statements speak only as of the date of this Annual Report on Form 10-K and we expressly disclaim any obligation or undertaking to update these statements to reflect any change expectations or beliefs or any change in events, conditions or circumstances on which any forward-looking statement is or may be based.

INTRODUCTORY NOTE

For periods presented in this Annual Report on Form 10-K prior to June 10, 2008, Lorillard, Inc. was a wholly-owned subsidiary of Loews Corporation (“Loews”), a publicly traded company listed on the New York Stock Exchange (the “NYSE”). Our results of operations and financial condition were included as a separate reporting segment in Loews’s financial statements and filings with the SEC. Beginning in 2002 and through June 10, 2008, Loews had also issued a separate class of its common stock, referred to as the “Carolina Group Stock,” to track the economic performance of Loews’s 100% interest in Lorillard, Inc. and certain liabilities, costs and expenses of Loews and Lorillard arising out of or related to tobacco or tobacco-related businesses. On June 10, 2008, we began operating as an independent, publicly traded company pursuant to our separation from Loews (the “Separation”). In connection with the Separation, we entered into a Separation Agreement with Loews to provide for the separation of our business from Loews as well as providing for indemnification and allocation of taxes between the parties.

PART I

Item 1.	BUSINESS

Overview

Lorillard is the third largest manufacturer of cigarettes in the United States. Founded in 1760, Lorillard is the oldest continuously operating tobacco company in the United States. Newport, our flagship menthol flavored premium cigarette brand, is the top selling menthol and second largest selling cigarette brand overall in the United States based on gross units sold in 2008. The Newport brand accounted for approximately 93.7% of our sales revenue for the fiscal year ended December 31, 2008. In addition to the Newport brand, our product line has five additional brand families marketed under the Kent, True, Maverick, Old Gold and Max brand names. These six brands include 44 different product offerings which vary in price, taste, flavor, length and packaging. In the United States and certain U.S. possessions and territories, we shipped 37.8 billion cigarettes in 2008. We sold our major trademarks outside of the United States in 1977. We manufacture all of our products at our Greensboro, North Carolina facility.

We produce cigarettes for both the premium and discount segments of the domestic cigarette market. We do not compete in a subcategory of the discount segment that we identify as the deep discount segment. Premium brands are well known, established brands marketed at higher retail prices. Discount brands are generally less well recognized brands marketed at lower retail prices. We define the deep discount subcategory to include brands sold at the lowest retail prices. Deep discount cigarettes are typically manufactured by smaller companies, relative to us and other major U.S. manufacturers, many of which have no, or significantly lower, payment obligations under the State Settlement Agreements, consisting of the Master Settlement Agreement among major tobacco manufacturers and 46 states and various other governments and jurisdictions (the “MSA”) and the settlements of similar claims brought by Mississippi, Florida, Texas and Minnesota.

In addition, in 2006 we entered into a joint venture with Swedish Match North America to develop and evaluate the opportunity to market a smokeless tobacco product for the U.S. market, called Triumph Snus. We commenced test marketing of Triumph Snus in Ohio in January and Georgia in May of 2008. If successful, our current test marketing may permit us to position Triumph Snus for broader testing or expanded distribution with limited capital investment.

Available Information

We are listed on the NYSE under the symbol “LO.” Our principal offices are located at 714 Green Valley Road, Greensboro, North Carolina 27408. Our telephone number is (336) 335-7000. Our corporate website is located at www.lorillard.com, and our filings pursuant to Section 13(a) of the Exchange Act are available free of charge on our website under the tabs “Investor Relations — SEC Filings” as soon as reasonably practicable after such filings are electronically filed with the SEC. Our Corporate Governance Guidelines, Code of Business Conduct and Ethics and charters for the audit, compensation and nominating and corporate governance committees of our Board of Directors are also available on our website under the tabs, “Investor Relations — Corporate Governance” and printed copies are available upon request. The information contained on our website is not, and shall not be deemed to be, a part of this Annual Report on Form 10-K or incorporated into any other filings we make with the SEC.

Investors may also read and copy any materials that we file at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Readers may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet site at www.sec.gov that contains our reports.

Advertising and Sales Promotion

The predominant form of promotion in the industry and for us consists of retail price reduction programs, such as discounting or lowering the price of a pack or carton of cigarettes in the retail store, and free pack with purchase promotions. These programs are developed, implemented and executed by our sales force through merchandising or promotional agreements with retail chain accounts and independent retailers.

We focus our retail programs in markets and stores reflecting unique potential for increased menthol sales. Our direct buying wholesale customers provide us with information as to the quantities of cigarettes shipped to their retail accounts on a weekly basis. This data covers approximately 99% of wholesale units shipped by us and our major competitors, and enables us to analyze, plan and execute retail promotion programs in markets and stores that optimize the most efficient and effective return on our promotional investments.

We employ other promotion methods to communicate with our adult consumers as well as with adult smokers of our competitors’ products. These promotional programs include the use of direct marketing communications, retail coupons, relationship marketing and promotional materials intended to be displayed at retail. Relationship marketing entails the use of various communication techniques to directly reach adult consumers in order to establish a relationship with them for the purpose of advertising and promoting a product or products. We use our proprietary database of smokers of our brands and smokers of our competitors’ brands to reach adult consumers with targeted communications about a given brand through age-restricted direct mail and internet programs. We regularly review the results of our promotional spending activities and adjust our promotional spending programs in an effort to maintain our competitive position. Accordingly, sales promotion costs in any particular fiscal period are not necessarily indicative of costs that may be realized in subsequent periods.

Advertising plays a relatively lesser role in our overall marketing strategy. We advertise Newport in a limited number of magazines that meet certain requirements regarding the age and composition of their readership. Newport is our only brand that receives advertising and promotion support.

Advertising of tobacco products through television and radio has been prohibited since 1971. Under the State Settlement Agreements, the participating cigarette manufacturers agreed to severe restrictions on their advertising and promotion activities including, among other things:

•	prohibiting the targeting of youth in the advertising, promotion or marketing of tobacco products;

•	banning the use of cartoon characters in all tobacco advertising and promotion;

•	limiting each tobacco manufacturer to one event sponsorship during any twelve-month period, which may not include major team sports or events in which the intended audience includes a significant percentage of youth;

•	banning all outdoor advertising of tobacco products with the exception of small signs at retail establishments that sell tobacco products;

•	banning tobacco manufacturers from offering or selling apparel and other merchandise that bears a tobacco brand name, subject to specified exceptions;

•	prohibiting the distribution of free samples of tobacco products except within adult-only facilities;

•	prohibiting payments for tobacco product placement in various media; and

•	banning gift offers based on the purchase of tobacco products without sufficient proof that the intended gift recipient is an adult.

Many states, cities and counties have enacted legislation or regulations further restricting tobacco advertising. There may be additional local, state and federal legislative and regulatory initiatives relating to the advertising and promotion of cigarettes in the future. We cannot predict the impact of such initiatives on our marketing and sales efforts.

We fund a Youth Smoking Prevention Program, which is designed to discourage youth from smoking by promoting parental involvement and assisting parents in discussing the issue of smoking with their children. We are also a founding and principal member of the Coalition for Responsible Tobacco Retailing which through its “We Card” program trains retailers in how to prevent the purchase of cigarettes by underage persons. In addition, we have adopted guidelines established by the National Association of Attorneys General to restrict advertising in magazines with large readership among people under the age of 18.

Customers and Distribution

Our field sales personnel are based throughout the United States, and we maintain field sales offices in major cities throughout the United States. Our sales department is divided into regions based on geography and sales territories. We sell our products primarily to wholesale distributors, who in turn service retail outlets, chain store organizations, and government agencies, including the U.S. Armed Forces. Upon completion of the manufacturing process, we ship cigarettes to public distribution warehouse facilities for rapid order fulfillment to wholesalers and other direct buying customers. We retain a portion of our manufactured cigarettes at our Greensboro central distribution center and Greensboro cold-storage facility for future finished goods replenishment.

As of December 31, 2008, we had approximately 600 direct buying customers servicing more than 400,000 retail accounts. We do not sell cigarettes directly to consumers. During 2008, 2007 and 2006, sales made by us to the McLane Company, Inc. comprised 26%, 24% and 23%, respectively, of our revenues. No other customer accounted for more than 10% of 2008, 2007 or 2006 sales. We do not have any written sales agreements with our customers, including the McLane Company, Inc. We do not have any backlog orders.

Most of our customers buy cigarettes on a next-day-delivery basis. Customer orders are shipped from public distribution warehouses via third party carriers. We do not ship products directly to retail stores. In 2008, approximately 97.8% of our customers purchased cigarettes using electronic funds transfer, which provides immediate payment to us.

Raw Materials and Manufacturing

In our production of cigarettes, we use domestic and foreign grown burley and flue-cured leaf tobaccos, as well as aromatic tobaccos grown primarily in Turkey and other Near Eastern countries. We believe that there is an adequate supply of tobacco leaf of the type and quality we require at competitive prices from a combination of global sources, and that we are not dependent on any one geographic region or country for our requirements. An affiliate of Reynolds American Inc. (“RAI”) manufactures all of our reconstituted tobacco pursuant to our specifications, as set forth in the agreement between us and RAI. Reconstituted tobacco is a form of tobacco material manufactured as a paper-like sheet from small pieces of tobacco that are too small to incorporate into the cigarette directly and may include some tobacco stems, and which is used as a component of cigarette blends.

We purchase our tobacco leaf through tobacco dealers, which contract with leaf growers. Such purchases are made at prevailing market prices in the country of origin. We direct these dealers in the purchase of tobacco according to our specifications for quality, grade, yield, particle size, moisture content, and other characteristics. The dealers purchase and process the whole leaf and then dry and package it for shipment to and storage at our Danville, Virginia facility. We have not experienced any difficulty in purchasing our requirement of leaf tobacco.

We purchase more than 80% of our domestic leaf tobacco from one dealer, Alliance One International, Inc. If Alliance One becomes unwilling or unable to supply leaf tobacco to us, we believe that we can readily obtain high-quality leaf tobacco from well-established, alternative industry sources. However, we believe that such high-quality leaf tobacco may not be available at prices comparable to those we pay to Alliance One.

Due to the varying size and quality of annual crops and other economic factors, tobacco prices have historically fluctuated. In 2004, a federal law eliminated historical U.S. price supports that accompanied production controls which inflated the market price of U.S. tobacco. We believe the elimination of production controls and price supports has favorably impacted the cost of U.S. tobacco.

We store our tobacco in 29 storage warehouses on our 130-acre Danville, Virginia facility. To protect against loss, amounts of all types and grades of tobacco are stored in separate warehouses. Certain types of tobacco used in our blends must be allowed to mature over time to allow natural chemical changes that enhance certain characteristics affecting taste. Because of these aging requirements, we maintain large quantities of leaf tobacco at all times. We believe our current tobacco inventories are adequately balanced for our present production requirements. If necessary, we can typically purchase aged tobacco in the open market to supplement existing inventories.

We produce cigarettes at our Greensboro, North Carolina manufacturing plant, which has a production capacity of approximately 185 million cigarettes per day and approximately 43 billion cigarettes per year. Through various automated systems and sensors, we actively monitor all phases of production to promote quality and compliance with applicable regulations.

Research and Development

We have an experienced research and development team that continuously evaluates new products and line extensions and assesses new technologies and scientific advancements to be able to respond to marketplace demands and developing regulatory requirements. The team includes 65 scientists, 36 of whom have advanced degrees. Our research and development efforts focus primarily on:

•	developing quality products that appeal to adult consumers;

•	studying and developing consumer-acceptable products with the potential for reduced exposure to smoke constituents or reduced health risk;

•	identifying and investigating, through the use of internal and external resources, suspect constituents of cigarette products or their components to determine the feasibility of reduction or elimination;

•	maintaining state-of-the-art knowledge about public health and scientific issues related to cigarette products;

•	developing new, or modifying existing, products and processes to promote quality control and to comply with current and anticipated laws and regulations, including investigating ways to reduce cigarette ignition propensity; and

•	collaborating and cooperating with outside public and private scientific institutions and encouraging independent research relating to cigarette products.

Tobacco-related research activities include: analysis of cigarette components, including cigarette paper, filters, tobacco and ingredients; analysis of mainstream and sidestream smoke; and modification of cigarette design. We employ advanced scientific equipment in our research efforts, including gas chromatographs, mass spectrographs and liquid chromatographs. We use this equipment to structurally identify and measure the amount of chemical compounds found in cigarette smoke and various tobaccos. These measurements allow us to better understand the relationship between the tobacco and the smoke yielded from cigarettes.

Information Technology

We are committed to the use of information technology throughout the organization to provide operating effectiveness, cost reduction and competitive advantages. We believe our system platform provides the appropriate level of information in a timely fashion to effectively manage the business. We utilize proven technologies while also continuously exploring new technologies consistent with its information technology architecture strategy. Our information technology environment is anchored by a SAP enterprise resource planning (“ERP”) system designed to meet the processing and analysis needs of our core business operations and financial control requirements. The process control and production methods in our manufacturing operation utilize scanning, radio frequency identification, wireless technologies and software products to monitor and control the manufacturing process. Our primary data center is located at our corporate headquarters and is staffed by an in-house team of experienced information technology professionals. A satellite data center, located at our manufacturing facility, supports our manufacturing environment. In addition, we have a comprehensive redundancy and disaster recovery plan in place.

Employees

As of December 31, 2008, we had approximately 2,800 full-time employees. As of that date, approximately 1,042 of those employees were represented by labor unions covered by three collective bargaining agreements. Local Union #317T of the Bakery, Confectionery, Tobacco Workers and Grain Millers International Union (AFL-CIO-CLC) represents workers at our Greensboro manufacturing plant. The agreement covering this Union expires in March 2010. Workers at our Danville, Virginia tobacco storage facility are represented by Local Union #233T of the Bakery, Confectionery, Tobacco Workers and Grain Millers International Union (AFL-CIO-CLC) and Local Union #513 of the National Conference of Firemen and Oilers/SEIU (AFL-CIO-CLC). The current agreements with Local Union #233T and Local Union #513 will expire in April 2012. We have historically had an amicable relationship with the unions representing our employees.

We provide a retirement plan, a profit sharing plan and other benefits for our hourly paid employees who are represented by unions. In addition, we provide to our salaried employees a retirement plan, group life, disability and health insurance program and a savings plan. We also maintain an incentive compensation plan for certain salaried employees.

Intellectual Property

We believe that our trademarks, including brand names, are important to our business. We own the patents, trade secrets, know-how and trademarks, including our brand names and the distinctive packaging and displays, used by us in our business. All of our material trademarks are registered with the U.S. Patent and Trademark Office. Rights in these trademarks in the United States will continue indefinitely as long as we continue to use the trademarks.

We consider the blends of tobacco and the flavor formulas used to make our brands to be trade secrets. These trade secrets are generally not the subject of patents, though various of our manufacturing processes are patented.

We sold the international rights to substantially all of our major brands, including Newport, in 1977.

Competition

The domestic market for cigarettes is highly competitive. Competition is primarily based on a brand’s price, including the level of discounting and other promotional activities, positioning, consumer loyalty, retail display, quality and taste.

Our principal competitors are the two other major U.S. cigarette manufacturers, Philip Morris USA (“Philip Morris”) and RAI. We also compete with numerous other smaller manufacturers and importers of cigarettes. We believe our ability to compete even more effectively has been restrained in some marketing areas as a result of retail merchandising contracts offered by Philip Morris and RAI which limit the retail shelf space available to our brands. As a result, in some retail locations we are limited in competitively supporting our promotional programs, which may constrain sales.

Please read the sections entitled “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business Environment” and “— Selected Industry and Market Share Data” beginning on pages 39 and 41, respectively.

Legislation and Regulation

Our business operations are subject to a variety of federal, state and local laws and regulations governing, among other things, publication of health warnings on cigarette packaging, advertising and sales of tobacco products, restrictions on smoking in public places and fire safety standards. New legislation and regulations are proposed and reports are published by government sponsored committees and others recommending additional regulation of tobacco products.

We cannot predict the ultimate outcome of these proposals, reports and recommendations. If they are enacted, certain of these proposals could have a material adverse effect on our business and our financial condition or results of operations in the future.

Federal Regulation

The Federal Comprehensive Smoking Education Act, which became effective in 1985, requires that cigarette packaging and advertising display one of the following four warning statements, on a rotating basis:

(1) “SURGEON GENERAL’S WARNING: Smoking Causes Lung Cancer, Heart Disease, Emphysema, and may Complicate Pregnancy.”

(2) “SURGEON GENERAL’S WARNING: Quitting Smoking Now Greatly Reduces Serious Risks to Your Health.”

(3) “SURGEON GENERAL’S WARNING: Smoking By Pregnant Women May Result in Fetal Injury, Premature Birth, and Low Birth Weight.”

(4) “SURGEON GENERAL’S WARNING: Cigarette Smoke Contains Carbon Monoxide.”

This law also requires that each company that manufactures, packages or imports cigarettes shall annually provide to the Secretary of Health and Human Services a list of the ingredients added to tobacco in the manufacture of cigarettes. This list of ingredients may be submitted in a manner that does not identify the company that uses the ingredients or the brand of cigarettes that contain the ingredients.

In addition, bills have been introduced in Congress, including those that would:

•	prohibit all tobacco advertising and promotion;

•	require new health warnings on cigarette packages and advertising;

•	authorize the establishment of various anti-smoking education programs;

•	provide that current federal law should not be construed to relieve any person of liability under common or state law;

•	permit state and local governments to restrict the sale and distribution of cigarettes;

•	direct the placement of advertising of tobacco products;

•	provide that cigarette advertising not be deductible as a business expense;

•	prohibit the mailing of unsolicited samples of cigarettes and otherwise restrict the sale or distribution of cigarettes in retail stores, by mail or over the internet;

•	impose additional, or increase existing, excise taxes on cigarettes;

•	require that cigarettes be manufactured in a manner that will cause them, under certain circumstances, to be self-extinguishing; and

•	subject cigarettes to regulation in various ways by the U.S. Department of Health and Human Services or other regulatory agencies.

In 1996, the U.S. Food and Drug Administration (“FDA”) published regulations that would have extensively regulated the distribution, marketing and advertising of cigarettes, including the imposition of a wide range of labeling, reporting, record keeping, manufacturing and other requirements. Challenges to the FDA’s assertion of jurisdiction over cigarettes made by us and other manufacturers were upheld by the U.S. Supreme Court in March 2000 when that Court ruled that Congress did not give the FDA authority to regulate tobacco products under the federal Food, Drug and Cosmetic Act.

Since the Supreme Court decision, various proposals and recommendations have been made for additional federal and state legislation to regulate cigarette manufacturers, including a bill granting the FDA authority to regulate tobacco products that was introduced in Congress in February 2007. The bill, which is supported by

Philip Morris and opposed by us and RAI, was considered and approved by the House of Representatives in 2008 but was not considered by the Senate during that Congressional session. It is possible that the full Senate and House of Representatives will consider and approve the bill in 2009.

The proposed bill would:

•	establish a Tobacco Scientific Advisory Panel to evaluate issues surrounding the use of menthol as a flavoring or ingredient in cigarettes;

•	require larger and more severe health warnings on packs and cartons;

•	ban the use of descriptors on tobacco products, such as “low-tar” and “light”;

•	require the disclosure of ingredients and additives to consumers;

•	require pre-market approval by the FDA for claims made with respect to reduced risk or reduced exposure products;

•	require the reduction or elimination of nicotine or any other compound in cigarettes;

•	allow the FDA to mandate the use of reduced risk technologies in conventional cigarettes;

•	allow the FDA to place more severe restrictions on the advertising, marketing and sales of cigarettes;

•	permit inconsistent state regulation of labeling and advertising and eliminate the existing federal preemption of such regulation; and

•	grant the FDA the regulatory authority to consider and impose broad additional restrictions through a rulemaking process, including a ban on the use of menthol in cigarettes.

The legislation would allow the FDA to reinstate its prior regulations or adopt new or additional regulations.

In February 2001, a committee of the Institute of Medicine, a private, non-profit organization which advises the federal government on medical issues, convened and issued a report recommending that Congress enact legislation. The committee suggested enabling a suitable agency to regulate tobacco-related products that purport to reduce exposure to tobacco toxicants or reduce risk of disease, and implement other policies designed to reduce the harm from tobacco use. The report recommended regulation of all tobacco products, including potentially reduced exposure products, known as PREPs.

In 2002, certain public health groups petitioned the FDA to assert jurisdiction over several PREP type products that have been introduced into the marketplace. These groups assert that claims made by manufacturers of these products allow the FDA to regulate the manufacture, advertising and sale of these products as drugs or medical devices under the Food Drug and Cosmetic Act. The agency has received comments on these petitions but has taken no action.

In December 2008, the Federal Trade Commission issued a statement withdrawing its previous guidance allowing the use of the term “FTC method” to identify the testing protocol used by cigarette manufacturers to ascertain the tar and nicotine yields of cigarettes in advertising. The statement also set forth FTC’s position that it considered the use of certain descriptors like “lights” and “medium” in connection with the marketing and sale of cigarettes to be misleading consumers to believe that such cigarettes are safer than other cigarettes not bearing such descriptors. As a result of such statement, we will no longer list tar and nicotine yield information in our advertising and will include a statement that the use of certain descriptors on our packaging and advertising does not mean that the cigarette in question is any safer than any other flavor or style of cigarette.

Environmental Tobacco Smoke

Various publications and studies by governmental entities have reported that environmental tobacco smoke (“ETS”) presents health risks. In addition, public health organizations have issued statements on the adverse health effects of ETS, and scientific papers have been published that address the health problems associated with ETS exposure. Various cities and municipalities have restricted public smoking in recent years, and these restrictions have been based at least in part on the publications regarding the health risks believed to be associated with ETS exposure.

The governmental entities that have published these reports have included the Surgeon General of the United States, first in 1986 and again in 2006. The 2006 report, for instance, concluded that there is no risk-free level of exposure to ETS. In 2000, the Department of Health and Human Services listed ETS as a known human carcinogen. In 1993, the U.S. Environmental Protection Agency concluded that ETS is a human lung carcinogen in adults and causes respiratory effects in children.

Agencies of state governments also have issued publications regarding ETS, including reports by California entities that were published in 1997, 1999 and 2006. In the 2006 study, the California Air Resources Board determined that ETS is a toxic air contaminant. Based on these or other findings, public health concerns regarding ETS could lead to the imposition of additional restrictions on public smoking, including bans, which could have a material adverse effect on our business and financial condition or results of operations in the future.

State and Local Regulation

Many state, local and municipal governments and agencies, as well as private businesses, have adopted legislation, regulations or policies which prohibit or restrict, or are intended to discourage, smoking, including legislation, regulations or policies prohibiting or restricting smoking in various places such as public buildings and facilities, stores, restaurants and bars and on airline flights and in the workplace. This trend has increased significantly since the release of the EPA’s report regarding ETS in 1993.

Two states, Massachusetts and Texas, have enacted legislation requiring each manufacturer of cigarettes sold in those states to submit an annual report identifying for each brand sold certain “added constituents,” and providing nicotine yield ratings and other information for certain brands. Neither law allows for the public release of trade secret information.

A New York law which became effective in June 2004 requires cigarettes sold in that state to meet a mandated standard for ignition propensity. We developed proprietary technology to comply with the standards and were compliant by the effective date. Since the passage of the New York law, an additional 36 states and the District of Columbia have passed similar laws utilizing the same technical standards. The effective dates of these laws range from May 2006 to January 2010.

Other similar laws and regulations have been enacted or considered by other state and local governments. We cannot predict the impact which these regulations may have on our business, though if enacted, they could have a material adverse effect on our business and financial condition or results of operations in the future.

Excise Taxes and Assessments

Cigarettes are subject to substantial federal, state and local excise taxes in the United States and, in general, such taxes have been increasing. The federal excise tax on cigarettes will increase effective April 1, 2009 to $50.33 per thousand cigarettes (or $1.0066 per pack of 20 cigarettes) from $19.50 per thousand cigarettes (or $0.39 per pack of 20 cigarettes). State excise taxes, which are levied upon and paid by the distributors, are also in effect in the fifty states, the District of Columbia and many municipalities. Increases in state excise taxes on cigarette sales were implemented in seven states and the District of Columbia during 2008 and ranged from $0.20 per pack to $1.25 per pack. For the twelve months ended December 31, 2008, the combined state and municipal taxes ranged from $0.07 to $4.25 per pack of cigarettes.

A federal law enacted in October 2004 repealed the federal supply management program for tobacco growers and compensated tobacco quota holders and growers with payments to be funded by an assessment on tobacco manufacturers and importers. Cigarette manufacturers and importers are responsible for paying 95.5% of a $10.14 billion payment to tobacco quota holders and growers over a ten-year period. The law provides that payments will be based on shipments for domestic consumption.

Separation Agreement with Loews Corporation

In connection with the Separation, we entered into a Separation Agreement with Loews Corporation on May 7, 2008. The Separation Agreement sets forth the relationship between Lorillard and Loews following the Separation, including provisions relating to indemnification and tax allocation between the parties.

Indemnification Provisions

We agreed to indemnify Loews and its officers, directors, employees and agents against all costs and expenses arising out of third party claims (including, without limitation, attorneys’ fees, interest, penalties and costs of investigation or preparation for defense), judgments, fines, losses, claims, damages, liabilities, taxes, demands, assessments and amounts paid in settlement based on, arising out of or resulting from:

•	the ownership or the operation of our assets and properties, and the operation or conduct of our businesses at any time prior to or following the Separation (including with respect to any smoking and health claims and litigation);

•	certain tax matters, as discussed below;

•	any other activities in which we may engage;

•	any action or omission by us (or any successor entity) that causes the Separation to become taxable to Loews;

•	any breach by us of the Separation Agreement;

•	any other acts or omissions by us arising out of the performance of our obligations under the Separation Agreement;

•	misstatements in or omissions from the registration statement filed with regard to the Separation, other than misstatements or omissions made in reliance on information relating to and furnished by Loews for use in the preparation of such registration statement; and

•	any taxes and related losses resulting from the receipt of any such indemnity payment.

Our indemnification obligations, including the tax indemnification obligations described below, are binding on our successors. We are not permitted to merge, consolidate, transfer or convey all or a significant portion of our properties or assets unless the resulting entity, transferee or successor expressly agrees in writing to be bound by these indemnification obligations. Any equity security or equity interest of Lorillard Licensing Company, LLC (“Lorillard Licensing”), an indirect wholly-owned subsidiary and owner of our trademarks, or any interest in the intellectual property owned by Lorillard Licensing, is deemed a “significant portion” for purposes of the foregoing.

We also agreed to release Loews and its shareholders, officers, directors and employees from any liability owed by any of them to us with respect to acts or events occurring on or prior to the Separation date, except with respect to tax matters.

The Separation Agreement also provides that Loews will indemnify us and our officers, directors, employees and agents against losses, including but not limited to, litigation matters, and other claims, based on, arising out of or resulting from:

•	any activity that Loews and its subsidiaries (other than us) engage in;

•	any breach by Loews of the Separation Agreement;

•	any other acts or omissions by Loews arising out of the performance of its obligations under the Separation Agreement; and

•	misstatements in or omissions from the registration statement filed with regard to the Separation, but only with respect to misstatements or omissions made in reliance on information relating to and furnished by Loews for use in the preparation of such registration statement.

Loews agreed to release us and all of our directors, officers and employees from any liability owed by any of us to Loews with respect to acts or events occurring on or prior to the Separation date, except with respect to tax matters.

Tax Allocation Provisions

Following the Separation, we are no longer included in Loews’s consolidated group for federal income tax purposes. In connection with the Separation, the Separation Agreement provides certain tax allocation arrangements, pursuant to which we will indemnify Loews for tax liabilities that are allocated to us for taxable periods ending on or before the Separation date. The amount of federal income taxes allocated to us for such periods is generally equal to the federal income taxes that would have been payable by us during such periods if we had filed separate consolidated returns. In addition, with respect to periods in which we were included in Loews’s consolidated group, Loews will indemnify us with respect to the tax liability of the members of the Loews consolidated group other than us. After the Separation, we have the right to be notified of and participate in tax matters for which we are financially responsible under the terms of the Separation Agreement, though Loews will generally control such matters.

The Separation Agreement imposes restrictions on our ability to engage in certain significant corporate transactions, for a period of two years, that could cause the Separation to become taxable to Loews. We, however, may undertake any such action if we first obtain a supplemental ruling from the IRS or an unqualified tax opinion of a nationally recognized law firm, in either case in form and substance reasonably acceptable to Loews, to the effect that the proposed transaction would not adversely affect the tax-free nature of the Separation. The Separation Agreement also requires us (and any successor entity) to indemnify Loews for any losses resulting from the failure of the Separation to qualify as a tax-free transaction (except if the failure to qualify is solely due to Loews’s fault). This indemnification obligation applies regardless of whether the action is restricted as described above, or whether we or a potential acquirer obtains a supplemental ruling or an opinion of counsel.

The Separation Agreement further provides for cooperation between us and Loews with respect to additional tax matters, including the exchange of information and the retention of records which may affect the income tax liability of the parties to the Separation Agreement.

Item 1A.  RISK FACTORS

As of February 20, 2009, Lorillard Tobacco is a defendant in approximately 5,825 tobacco-related lawsuits, including approximately 1,055 cases in which Lorillard, Inc. is a co-defendant. These cases, which are extremely costly to defend, could result in substantial judgments against Lorillard Tobacco and/or Lorillard, Inc.

Numerous legal actions, proceedings and claims arising out of the sale, distribution, manufacture, development, advertising, marketing and claimed health effects of cigarettes are pending against Lorillard Tobacco and Lorillard, Inc., and it is likely that similar claims will continue to be filed for the foreseeable future. In addition, several cases have been filed against Lorillard Tobacco and other tobacco companies challenging certain provisions of the Master Settlement Agreement among major tobacco manufacturers and 46 states and various other governments and jurisdictions (the “MSA”), and state statutes promulgated to carry out and enforce the MSA.

Punitive damages, often in amounts ranging into the billions of dollars, are specifically pleaded in a number of cases in addition to compensatory and other damages. It is possible that the outcome of these cases, individually or in the aggregate, could result in bankruptcy. It is also possible that Lorillard Tobacco and Lorillard, Inc. may be unable to post a surety bond in an amount sufficient to stay execution of a judgment in jurisdictions that require such bond pending an appeal on the merits of the case. Even if Lorillard Tobacco and Lorillard, Inc. are successful in defending some or all of these actions, these types of cases are very expensive to defend. A material increase in the number of pending claims could significantly increase defense costs and have an adverse effect on our results of operation and financial condition.

Further, adverse decisions in litigations against other tobacco companies could have an adverse impact on the industry, including us. In several cases in recent years, for example, various courts, including the U.S. Supreme Court, have considered the ratio of awards of actual damages to those of punitive damages. In one such case, Williams v. Philip Morris USA, Inc., plaintiff was awarded approximately $525,000 in compensatory damages and $80 million in punitive damages, a ratio of more than 150:1. The case has been the subject of multiple appellate rulings and is again pending before the U.S. Supreme Court. We are not a party to Williams. Should appellate courts establish binding precedents regarding these or other issues, the conduct of future trials involving us would be affected.

A judgment has been rendered against Lorillard Tobacco in the Scott litigation.

In July 2008, the District Court of Orleans Parish, Louisiana, entered an amended final judgment in favor of the plaintiffs in Scott v. The American Tobacco Company, et al. (District Court, Orleans Parish, Louisiana, filed May 24, 1996), a class action on behalf of certain cigarette smokers resident in the State of Louisiana. Lorillard, Inc., which was a party to the case in the past, is no longer a defendant in Scott. The amended final judgment orders defendants, including Lorillard Tobacco, to pay approximately $264 million to fund a court-supervised cessation program for class members. The amended final judgment also awards post-judgment judicial interest that will continue to accrue from June 2004 until the judgment either is paid or is reversed on appeal. As of February 20, 2009, judicial interest totaled approximately $93.5 million. Defendants have appealed the amended final judgment to the Louisiana Court of Appeal, Fourth District.

Lorillard Tobacco’s share of any judgment, including an award of post-judgment interest, has not been determined. In the fourth quarter of 2007, we recorded a pretax provision of approximately $66 million for this matter.

The Florida Supreme Court’s ruling in Engle has resulted in additional litigation against cigarette manufacturers, including us.

The case of Engle v. R.J. Reynolds Tobacco Co., et al. (Circuit Court, Dade County, Florida, filed May 5, 1994) was certified as a class action on behalf of Florida residents, and survivors of Florida residents, who were injured or died from medical conditions allegedly caused by addiction to smoking. The case was tried between 1998 and 2000 in a multi-phase trial that resulted in verdicts in favor of the class. During 2006, the Florida Supreme Court issued a ruling that, among other things, determined that the case could not proceed further as a class action. In February 2008, the trial court entered an order on remand from the Florida Supreme Court that formally decertified the class.

The 2006 ruling by the Florida Supreme Court in Engle also permitted members of the Engle class to file individual claims, including claims for punitive damages. The Florida Supreme Court held that these individual plaintiffs are entitled to rely on a number of the jury’s findings in favor of the plaintiffs in the first phase of the Engle trial. These findings included that smoking cigarettes causes a number of diseases; that cigarettes are addictive or dependence-producing; and that the defendants, including Lorillard Tobacco and Lorillard, Inc., were negligent, breached express and implied warranties, placed cigarettes on the market that were defective and unreasonably dangerous, and concealed or conspired to conceal the risks of smoking. Lorillard Tobacco is a defendant in approximately 3,100 cases pending in various state and federal courts in Florida that were filed by members of the Engle class (the “Engle Progeny Cases”), including approximately 1,050 cases in which Lorillard, Inc. is a co-defendant. These 3,100 cases are filed on behalf of approximately 8,675 individual plaintiffs.

As of February 20, 2009, Lorillard Tobacco was a defendant in several Engle Progeny Cases that have been placed on courts’ 2009 trial calendars or in which specific 2009 trial dates have been set. Lorillard, Inc. is a defendant in some of these cases. Trial schedules are subject to change and it is not possible to predict how many of the Engle Progeny Cases pending against Lorillard Tobacco or Lorillard, Inc. will be tried during 2009. It also is not possible to predict whether some courts will implement procedures that consolidate multiple Engle Progeny Cases for trial.

The verdict returned in the federal government’s reimbursement case, while not final, could impose significant financial burdens on us and adversely affect future sales and profits.

In August 2006, a final judgment and remedial order was entered in United States of America v. Philip Morris USA, Inc., et al. (U.S. District Court, District of Columbia, filed September 22, 1999). The court based its final judgment and remedial order on the government’s only remaining claims, which were based on the defendants’ alleged violations of the Racketeering Influenced and Corrupt Organizations Act (“RICO”). Lorillard, Inc. is not a party to this matter, but Lorillard Tobacco is one of the defendants in the case. Although the verdict did not award monetary damages to the plaintiff, the final judgment and remedial order imposes a number of requirements on the defendants. Such requirements include, but are not limited to, corrective statements by defendants related to the health effects of smoking. The remedial order also would place certain prohibitions on the manner in which defendants market their cigarette products and would eliminate any use of “lights” or similar product descriptors. It is likely that the remedial order, including the prohibitions on the use of the descriptors relating to low tar cigarettes, will negatively affect our future sales and profits. Defendants, including Lorillard Tobacco, have noticed appeals from the final judgment and the remedial order. Plaintiff also has noticed an appeal from the final judgment. Defendants have received a stay of the judgment and remedial order from the District of Columbia Court of Appeals that will remain in effect while the appeal is proceeding. As a result of the government’s appeal, it is possible that certain of the government’s claims or damages could be reinstated. While trial was underway, the District of Columbia Court of Appeals ruled that plaintiff may not seek to recover profits earned by the defendants, but this ruling could be reconsidered in the present appeal. Prior to trial, the government had estimated that it was entitled to approximately $280.0 billion from the defendants for its claim to recover profits earned by the defendants. In its pending appeal, the government has preserved its right to seek review of this claim by the United States Supreme Court. During trial, the government sought more than $10.0 billion for the creation of nationwide smoking cessation, public education and counter-marketing programs. In its 2006 verdict, the trial court declined to award such relief. It is possible that this claim could be reinstated on appeal. The Court of Appeals heard argument of the case in August 2008 and a ruling could be issued at any time.

A ruling by the United States Supreme Court could limit the ability of cigarette manufacturers to contend that certain claims asserted against them in product liability litigation are barred. The Supreme Court’s decision also could encourage litigation involving cigarettes labeled as “lights” or “low tar.”

In December 2008, the United States Supreme Court issued a decision that neither the Federal Cigarette Labeling and Advertising Act nor the Federal Trade Commission’s regulation of cigarettes’ tar and nicotine disclosures preempts (or bars) some of plaintiffs’ claims. The decision also more broadly addresses the scope of preemption based on the Federal Cigarette Labeling and Advertising Act, and could significantly limit cigarette manufacturers’ arguments that certain of plaintiffs’ other claims in smoking and health litigation, including claims based on the alleged concealment of information with respect to the hazards of smoking, are preempted. In addition, the Supreme Court’s ruling could encourage litigation against cigarette manufacturers, including us, regarding the sale of cigarettes labeled as “lights” or “low tar,” and it may limit cigarette manufacturers’ ability to defend such claims. The Supreme Court issued this ruling in a purported “lights” class action, Good v. Altria Group, Inc. We are not a defendant in Good.

Actions by the Federal Trade Commission could be cited as support for allegations against cigarette manufacturers, including us.

In November 2008, the Federal Trade Commission (“FTC”) rescinded its guidance regarding disclosure of tar and nicotine yields and prohibited use of the phrase “per FTC Method” to describe those yields. In its rescission of guidance, the FTC stated that “[t]here is now a consensus among the public health and scientific communities that the Cambridge Filter Method is sufficiently flawed that statements of tar and nicotine yields as measured by that method are not likely to help consumers make informed decisions.” The Cambridge Filter Method is a standardized test utilizing a smoking machine to determine the tar and nicotine, among other constituents, in a particular brand or style of cigarettes. The FTC further stated that it “believes the statements of tar and nicotine yields as measured by this test method are confusing at best, and are likely to mislead consumers who believe they will get proportionately less tar and nicotine from lower-rated cigarettes than from higher-rated brands.” In addition, the FTC stated that any continued use of cigarette descriptors must “not convey an erroneous or unsubstantiated message that a particular cigarette presents a reduced risk of harm or is otherwise likely to mislead consumers.” It is possible that these actions by the FTC could be cited as support for allegations by plaintiffs in pending or future litigation, or encourage additional litigation against cigarette manufacturers, including us.

Lorillard Tobacco is a defendant in a case that was initially certified as a nationwide class action involving “lights” cigarettes and that could result in a substantial verdict, if the class certification order is reinstated.

Schwab v. Philip Morris USA, Inc., et al. (U.S. District Court, Eastern District, New York, filed May 11, 2004), was certified by a federal judge as a nationwide class action on behalf of individuals who purchased “light” cigarettes. Plaintiffs’ claims in Schwab are based on defendants’ alleged RICO violations in the manufacture, marketing and sale of “lights” cigarettes. Plaintiffs have estimated damages to the class to be in the hundreds of billions of dollars. Any damages awarded to the plaintiffs based on defendants’ violation of the RICO statute would be multiplied by a factor of three. In March 2008, a federal court of appeals reversed the class certification ruling. Plaintiffs did not seek further review of this decision and the case has been returned to the Eastern District of New York for further proceedings. We cannot predict future activity in this case.

The U.S. Surgeon General has issued a report regarding the risks of cigarette smoking to non-smokers that could result in additional litigation against cigarette manufacturers, additional restrictions placed on the use of cigarettes, and additional regulations placed on the manufacture or sale of cigarettes.

In a report entitled “The Health Consequences of Involuntary Exposure to Tobacco Smoke: A Report of the Surgeon General, 2006,” the U.S. Surgeon General summarized conclusions from previous Surgeon General’s reports concerning the health effects of exposure to second-hand smoke by non-smokers. According to this report, scientific evidence now supports six major conclusions:

•	Second-hand smoke causes premature death and disease in children and in adults who do not smoke.

•	Children exposed to second-hand smoke are at an increased risk for sudden infant death syndrome, acute respiratory infections and ear problems.

•	Exposure of adults to second-hand smoke has immediate adverse effects on the cardiovascular system and causes heart disease and lung cancer.

•	The scientific evidence indicates that there is no risk-free level of exposure to second-hand smoke.

•	Many millions of Americans, both children and adults, are exposed to second-hand smoke in their homes and workplaces.

•	Eliminating smoking in indoor spaces fully protects non-smokers from exposure to second-hand smoke. Separating smokers from non-smokers, cleaning the air, and ventilating buildings cannot eliminate exposures of non-smokers to second-hand smoke.

This report could form the basis of additional litigation against cigarette manufacturers, including us. The report could be used to support existing litigation against us or other cigarette manufacturers. It also is possible that the Surgeon General’s report could result in additional restrictions placed on cigarette smoking or in additional regulations placed on the manufacture or sale of cigarettes. It is possible that such additional restrictions or regulations could result in a decrease in cigarette sales in the United States, including sales of our brands. These developments may have a material adverse effect on our financial condition, results of operations, and cash flows.

The proposed regulation of cigarettes by the Food and Drug Administration may adversely affect our business.

A bill that would grant the FDA authority to regulate tobacco products was introduced in Congress in February 2007. The bill, which is being supported by Philip Morris and opposed by us and RAI, was considered and approved by the House of Representatives in 2008, but was not considered by the Senate during that Congressional session. It is possible that the full Senate and House of Representatives will consider and approve the bill in 2009.

The proposed bill would:

•	Establish a Tobacco Scientific Advisory Panel to evaluate the issues surrounding the use of menthol as a flavoring or ingredient in cigarettes;

•	require larger and more severe health warnings on packs and cartons;

•	ban the use of descriptors on tobacco products, such as “low-tar” and “light”;

•	require the disclosure of ingredients and additives to consumers;

•	require pre-market approval by the FDA for claims made with respect to reduced risk or reduced exposure products;

•	require the reduction or elimination of nicotine or any other compound in cigarettes;

•	allow the FDA to mandate the use of reduced risk technologies in conventional cigarettes;

•	allow the FDA to place more severe restrictions on the advertising, marketing and sales of cigarettes;

•	permit inconsistent state regulation of labeling and advertising and eliminate the existing federal preemption of such regulation; and

•	grant the FDA the regulatory authority to consider and impose broad additional restrictions through a rule making process, including a ban on the use of menthol in cigarettes.

It is possible that such additional regulation could result in a decrease in cigarette sales in the United States (including sales of our brands) and increased costs to us, which may have a material adverse effect on our financial condition, results of operations, and cash flows. We believe that such regulation may adversely affect our ability to compete against our larger competitors, including Philip Morris, who may be able to more quickly and cost-effectively comply with these new rules and regulations.

We have substantial payment obligations under litigation settlement agreements which will have a material adverse effect on our cash flows and operating income in future periods.

In 1998, Lorillard Tobacco, Philip Morris Incorporated, Brown & Williamson Tobacco Corporation and R.J. Reynolds Tobacco Company (the “Original Participating Manufacturers”) entered into the MSA with 46 states and various other governments and jurisdictions to settle asserted and unasserted health care cost recovery and other claims. We and certain other U.S. tobacco product manufacturers had previously settled similar claims brought by Mississippi, Florida, Texas and Minnesota (the “Initial State Settlements” and, together with the MSA, are referred to as the “State Settlement Agreements).”

Under the State Settlement Agreements, we paid $1.08 billion in 2008 and are obligated to pay between $1.10 and $1.15 billion in 2009, primarily based on 2008 estimated industry volume. Annual payments under the State Settlement Agreements are required to be paid in perpetuity and are based, among other things, on our domestic market share and unit volume of domestic shipments, with respect to the MSA, in the year preceding the year in which payment is due, and, with respect to the Initial State Settlements, in the year in which payment is due.

We are unable to make a meaningful estimate of the amount or range of loss that could result from an unfavorable outcome of material pending litigation.

We record provisions in our consolidated financial statements for pending litigation when we determine that an unfavorable outcome is probable and the amount of loss can be reasonably estimated. Except for the impact of the State Settlement Agreements and the provision relating to the Scott case, as described in the risk factor “— A judgment has been rendered against Lorillard Tobacco in the Scott litigation” above, we are unable to make a meaningful estimate of the amount or range of loss that could result from an unfavorable outcome of material pending litigation and, therefore, no material provision has been made in our consolidated financial statements for any unfavorable outcome. It is possible that our results of operations, cash flows and financial position could be materially adversely affected by an unfavorable outcome of certain pending or future litigation.

We face intense competition and our failure to compete effectively could have a material adverse effect on our profitability and results of operations.

We compete primarily on the basis of product quality, brand recognition, brand loyalty, service, marketing, advertising and price. We are subject to highly competitive conditions in all aspects of our business. The competitive environment and our competitive position can be significantly influenced by weak economic conditions, erosion of consumer confidence, competitors’ introduction of low-priced products or innovative products, higher cigarette taxes, higher absolute prices and larger gaps between price categories, and product regulation that diminishes the ability to differentiate tobacco products.

Our principal competitors are the two other major U.S. cigarette manufacturers, Philip Morris and RAI. RAI was formed in 2004 as a result of the merger of R.J. Reynolds Tobacco Company (now a wholly owned subsidiary of RAI) and the U.S. operations of Brown & Williamson Holdings, Inc. (formerly known as Brown & Williamson Tobacco Corporation and an indirect, wholly owned subsidiary of British American Tobacco p.l.c.). We also compete against numerous other smaller manufacturers or importers of cigarettes. If our major competitors were to significantly increase the level of price discounts offered to consumers, we could respond by increasing price discounts, which could have a materially adverse effect on our profitability and results of operations.

Concerns that mentholated cigarettes may pose greater health risks could adversely affect our business.

Some plaintiffs and other sources, including public health agencies, have claimed or expressed concerns that mentholated cigarettes may pose greater health risks than non-mentholated cigarettes, including concerns that menthol cigarettes may make it easier to start smoking and harder to quit. For example, in June 2008, seven former U.S. health secretaries criticized a bill then under consideration in the House of Representatives to grant the FDA the authority to regulate tobacco products and ban the use of characterizing flavors other than menthol in cigarettes. The former health secretaries argued that the menthol exemption discriminates against African-American smokers who often prefer menthol cigarettes and have higher rates of some smoking-related diseases. In the course of consideration of the bill by a committee of the House of Representatives an amendment was offered and rejected which would have banned the use of menthol as an ingredient in cigarettes. The final bill passed by the House in July, 2008 included a provision establishing a Tobacco Scientific Advisory Committee to evaluate issues surrounding the use of menthol as a flavoring or ingredient in cigarettes within one year of such Committee’s establishment. The bill also would have permitted the FDA to ban menthol upon a finding that such prohibition would be appropriate for the public health. Prior to these developments, in 2002 the U.S. Department of Health and Human Services National Institutes of Health, Center for Disease Control and Prevention and National Cancer Institute and other public health agencies supported the First Conference on Menthol Cigarettes. The executive summary of the conference proceedings outlined “why it is important to study menthol cigarettes” and included statements that “menthol’s sensation of coolness might result in deeper inhalation” and “could contribute to increased uptake of inhaled tobacco constituents, including nicotine and cancer-causing agents...” In addition, the Center for Disease Control and Prevention has published a pamphlet titled “Pathways to Freedom, Winning the Fight Against Tobacco” that, under the heading “The Dangers of Menthol” states that “menthol can make it easier for a smoker to inhale deeply, which may allow more chemicals to enter the lungs. Menthol in cigarettes does not make smoking safer. In fact, menthol may even make things worse.” Since we are the leading manufacturer of mentholated cigarettes in the United States, we could face increased exposure to tobacco-related litigation as a result of such allegations. Even if such claims are unsubstantiated, increased concerns about the health impact of mentholated cigarettes could adversely affect our sales, including sales of Newport. Any ban or limitation on the use of menthol in cigarettes would adversely affect our results of operation and financial condition.

We are subject to important limitations on advertising and marketing cigarettes that could harm our competitive position.

Television and radio advertisements of tobacco products have been prohibited since 1971. Under the State Settlement Agreements, we generally cannot use billboard advertising, cartoon characters, sponsorship of concerts, non-tobacco merchandise bearing Lorillard’s brand names and various other advertising and marketing techniques. In addition, the MSA prohibits the targeting of youth in advertising, promotion or marketing of tobacco products. Accordingly, we have determined not to advertise our cigarettes in magazines with large readership among people under the age of 18. Additional restrictions may be imposed or agreed to in the future. These limitations may make it difficult to maintain the value of an existing brand if sales or market share decline for any reason. Moreover, these limitations significantly impair the ability of cigarette manufacturers, including us, to launch new premium brands.

Sales of cigarettes are subject to substantial federal, state and local excise taxes.

Federal excise taxes were last increased in 2002 from $0.34 per pack to $0.39 per pack. Congress recently enacted and the President signed into law an increase in the federal excise tax on cigarettes of $0.6166 per pack to $1.0066 per pack, effective April 1, 2009, to finance health insurance for children. For the twelve months ended December 31, 2008, combined state and local excise taxes ranged from $0.07 to $4.25 per pack. Various states and localities have raised the excise tax on cigarettes substantially in recent years. In addition, increases in state excise taxes on cigarette sales were implemented in seven states and the District of Columbia during 2008 and ranged from $0.20 per pack to $1.25 per pack. It is our expectation that several states will propose further increases in 2009 and in subsequent years. We believe that increases in excise and similar taxes have had an adverse impact on sales of cigarettes. In addition, we believe that the new increase in the federal excise tax, as well as possible future increases, the extent of which cannot be predicted, compounded by weakening economic conditions, could result in further volume declines for the cigarette industry, including us, and an increased sales shift toward lower priced discount cigarettes rather than premium brands.

We are dependent on the domestic cigarette business, which we expect to continue to contract.

Although we conduct business in Puerto Rico, Guam and the U.S. Virgin Islands, our cigarette business in the 50 states of the United States (the “domestic cigarette market”) is currently our only significant business. The domestic cigarette market has generally been contracting and we expect it to continue to contract. We do not have foreign cigarette sales that could offset these effects, as we sold the international rights to substantially all of our brands, including Newport, in 1977. As a result of price increases, restrictions on advertising and promotions, increases in regulation and excise taxes, health concerns, a decline in the social acceptability of smoking, increased pressure from anti-tobacco groups and other factors, industry-wide domestic cigarette shipments have decreased at a compound annual rate of approximately 2.2% during the period 1999 through 2008. Industry-wide domestic cigarette shipments decreased by an estimated 3.3% for 2008 compared to 2007, 5.0% during 2007, compared to 2006, and 1.5% during 2006 compared to 2005.

We derive most of our revenue from one brand.

Our largest selling brand, Newport, accounted for approximately 93.7% of our sales revenue for 2008. Our principal strategic plan revolves around the marketing and sales promotion in support of the Newport brand. We cannot ensure that we will continue to successfully implement our strategic plan with respect to

Newport or that implementation of our strategic plan will result in the maintenance or growth of the Newport brand.

The use of significant amounts of promotion expenses and sales incentives in response to competitive actions and market price sensitivity may have a material adverse impact on our business.

Since 1998, the cigarette market has been increasingly price competitive due to the impact of, among other things, higher state and local excise taxes and the market share of deep discount brands. In response to these and other competitor actions and pricing pressures, we have engaged in significant use of promotional expenses and sales incentives. The cost of these measures could have a material adverse impact on our business. We regularly review the results of our promotional spending activities and adjust our promotional spending programs in an effort to maintain our competitive position. Accordingly, unit sales volume and sales promotion costs in any period are not necessarily indicative of sales and costs that may be realized in subsequent periods.

We rely on a limited number of key executives and may continue to experience difficulty in attracting and hiring qualified new personnel in some areas of our business.

The loss of any of our key employees could adversely affect our business. Other than with respect to our chief executive officer, Martin L. Orlowsky, we do not have employment agreements with any of our key employees. As a tobacco company, we may experience difficulty in identifying and hiring qualified executives and other personnel in some areas of our business. This difficulty is primarily attributable to the health and social issues associated with the tobacco industry. The loss of services of any key personnel or our inability to attract and hire personnel with requisite skills could restrict our ability to develop new products, enhance existing products in a timely manner, sell products or manage our business effectively. These factors could have a material adverse effect on our results of operations and financial condition, which in turn could adversely affect the value of our Common Stock.

Several of our competitors have developed alternative cigarette products.

Certain of the major cigarette makers have developed and marketed alternative cigarette products. For example, Philip Morris developed an alternative cigarette, called Accord, in which the tobacco is heated rather than burned. RAI has developed and is marketing an alternative cigarette, called Eclipse, in which the tobacco is primarily heated, with only a small amount of tobacco burned. Vector Tobacco Inc. is marketing a cigarette offered in several packings with declining levels of nicotine, called Quest. Philip Morris and RAI have indicated that these products may deliver fewer smoke components compared to conventional cigarettes. We have not marketed similar alternative cigarettes. Should such alternative cigarette products gain a significant share of the domestic cigarette market, we may be at a competitive disadvantage.

We may not be able to develop, produce or commercialize competitive new products and technologies required by regulatory changes or changes in consumer preferences.

Consumer health concerns and changes in regulations are likely to require us to introduce new products or make substantial changes to existing products. For example, 38 states and the District of Columbia have enacted legislation requiring cigarette manufacturers to reduce the ignition propensity of their products. We believe that there may be increasing pressure from public health authorities to develop a conventional cigarette, an alternative cigarette or an alternative tobacco product that provides a demonstrable reduced risk of adverse health effects. We may not be able to develop a reduced risk product that is acceptable to consumers. In addition, the costs associated with developing any such new products and technologies could be substantial.

Increased restrictions on smoking in public places could adversely affect our sales volume, revenue and profitability.

In recent years, states and many local and municipal governments and agencies, as well as private businesses, have adopted legislation, regulations or policies which prohibit, restrict, or discourage smoking;

smoking in public buildings and facilities, stores, restaurants and bars; and smoking on airline flights and in the workplace. Other similar laws and regulations are currently under consideration and may be enacted by state and local governments in the future. Although we have no empirical evidence of the effect of such restrictions, we believe that restrictions on smoking in public and other places may lead to a decrease in the number of people who smoke or a decrease in the number of cigarettes smoked by smokers. Increased restrictions on smoking in public and other places may have caused a decrease, and may continue to cause a decrease in the volume of cigarettes that would otherwise be sold by us absent such restrictions, which may have a material adverse effect on our sales volume, revenue and profits.

The availability of counterfeit cigarettes could adversely affect our sales volume, revenue and profitability.

Sales of counterfeit cigarettes in the United States, including counterfeits of our Newport brand, could adversely impact sales by the manufacturers of the brands that are counterfeited and potentially damage the value and reputation of those brands. Additionally, smokers who mistake counterfeit cigarettes for our cigarettes may attribute quality and taste deficiencies in the counterfeit product to our brands and discontinue purchasing our brands. Although we do not believe that sales of counterfeit Newport cigarettes have had a material adverse effect on our sales volume, revenue and profits to date, the availability of counterfeit Newport cigarettes, together with substantial increases in excise taxes and other potential price increases which could result in an increase in the availability of counterfeit product, could have a material adverse effect on our sales volume, revenue and profits in the future.

We rely on a single manufacturing facility for the production of our cigarettes.

We produce all of our cigarettes at our Greensboro, North Carolina manufacturing facility. If our manufacturing plant is damaged, destroyed or incapacitated or we are otherwise unable to operate our manufacturing facility, we may be unable to produce cigarettes and may be unable to meet customer demand, which could have a material adverse effect on our sales volume, revenue and profits.

We rely on a small number of suppliers for certain of our domestic leaf tobacco and reconstituted tobacco.

We purchase approximately 80% of our domestic leaf tobacco through one supplier, Alliance One International, Inc. If Alliance One becomes unwilling or unable to supply leaf tobacco to us, we believe that leaf tobacco may not be available at prices comparable to those we pay to Alliance One, which could have a material adverse effect on our future profits. In addition, we purchase all of our reconstituted tobacco from one supplier, which is an affiliate of RAI, one of our major competitors. Reconstituted tobacco is a form of tobacco material manufactured as a paper-like sheet from small pieces of tobacco that are too small to incorporate into the cigarette directly and may include some tobacco stems, and which is used as a component of cigarette blends. If RAI becomes unwilling or unable to supply us and we are unable to find an alternative supplier on a timely basis, our operations could be disrupted resulting in lower production levels and reduced sales, which could have a material adverse effect on our sales volume, revenue and profits in the future.

We may not be able to adequately protect our intellectual property, which could harm the value of our brands and have a material adverse effect on our business.

Our intellectual property is material to the conduct of our business. Our ability to maintain and further build brand recognition is dependent on the continued and exclusive use of our trademarks, service marks, trade dress, trade secrets and other proprietary intellectual property, including our name and logo and the unique features of our tobacco products. If our efforts to protect our intellectual property are ineffective, thereby permitting a third-party to misappropriate or infringe on our intellectual property, the value of our brands may be harmed, which could have a material adverse effect on our business and might prevent our brands from growing or maintaining market share.

As an independent public company, we expend significant time and resources to comply with rules and regulations that did not apply to us prior to the Separation, including rules related to internal control over financial reporting. Failure to comply with such rules may lead investors to lose confidence in our financial statements, which could have a material adverse effect on the price of our Common Stock.

As an independent public company following our Separation from Loews in June 2008, the Sarbanes-Oxley Act of 2002 and the related rules and regulations of the SEC, as well as the rules of the NYSE, require us to implement additional corporate governance practices and adhere to a variety of reporting requirements. Compliance with these public company obligations has increased our legal and financial compliance costs and could place additional demands on our finance and accounting staff and on our financial, accounting and information systems.

In particular, as a public company, our management is required to conduct an annual evaluation of our internal control over financial reporting and include a report of management on our internal control in our annual reports on Form 10-K. In addition, our independent public accounting firm is required to attest to and report on management’s assessment of the effectiveness of our internal control over financial reporting. If at any time we are unable to conclude that we have effective internal control over financial reporting or, if our independent auditors are unable to provide us with an attestation and an unqualified report as to the effectiveness of our internal controls over financial reporting, investors could lose confidence in the reliability of our financial statements, which could result in a decrease in the price of our Common Stock.

Provisions in our certificate of incorporation and by-laws, and of Delaware law, may prevent or delay an acquisition of us, which could decrease the trading price of our Common Stock.

Our certificate of incorporation and by-laws contain provisions that are intended to deter coercive takeover practices and inadequate takeover bids and to encourage prospective acquirers to negotiate with our Board of Directors rather than to attempt a hostile takeover. These provisions include:

•	a board of directors that is divided into three classes with staggered terms;

•	elimination of the right of our shareholders to act by written consent;

•	rules regarding how our shareholders may present proposals or nominate directors for election at shareholder meetings;

•	the right of our Board of Directors to issue preferred stock without shareholder approval; and

•	limitations on the right of shareholders to remove directors.

Delaware law also imposes some restrictions on mergers and other business combinations between us and any holder of 15% or more of our outstanding Common Stock.

We believe these provisions protect our shareholders from coercive or otherwise unfair takeover tactics by requiring potential acquirers to negotiate with our Board of Directors and by providing our board with time to assess any acquisition proposal. These provisions are not intended to make us immune from takeovers. However, these provisions apply even if the offer may be considered beneficial by some shareholders and could delay or prevent an acquisition that our Board of Directors determines is not in our best interests and those of our shareholders.

The Separation Agreement between us and Loews contains provisions that may prevent or discourage other companies from acquiring us.

The tax-free nature of the Separation may be affected by certain transactions undertaken by us. In particular, under Section 355(e) of the Internal Revenue Code, the Separation would become taxable to Loews if it was determined that 50% or more of the shares of our Common Stock were acquired, directly or indirectly, as part of a plan or series of related transactions that included the Separation. If, as a result of acquisitions of our Common Stock subsequent to the Separation, the Separation becomes taxable pursuant to

Section 355(e), Loews would recognize a substantial gain for tax purposes as the Separation would be treated as a sale of Lorillard for federal income tax purposes.

The Separation Agreement imposes restrictions on our ability to engage in certain significant corporate transactions, for a period of two years, that could cause the Separation to become taxable to Loews. We, however, may undertake any such action if we first obtain a supplemental ruling from the IRS or an unqualified tax opinion of a nationally recognized law firm, in either case in form and substance reasonably acceptable to Loews, to the effect that the proposed transaction would not adversely affect the tax-free nature of the Separation. Moreover, the Separation Agreement requires us (and any successor entity) to indemnify Loews for any losses resulting from the failure of the Separation to qualify as a tax free transaction (except if the failure to qualify is solely due to Loews’s fault). This indemnification obligation applies regardless of whether the action is restricted as described above, or whether we or a potential acquirer obtains a supplemental ruling or an opinion of counsel. These restrictions and potential indemnification obligations may prevent or discourage other companies from acquiring us.

We are required to indemnify Loews against losses and other expenses incurred at any time (including with respect to smoking and health claims and litigation) with respect to our assets, properties and businesses.

In the Separation Agreement, we have agreed to indemnify Loews and its officers, directors, employees and agents against costs and expenses (including, but not limited to, litigation matters and other claims) based on, arising out of or resulting from, among other things, the ownership or the operation of us and our assets and properties, and the operation or conduct of us and our businesses at any time prior to or following the Separation (including with respect to smoking and health claims and litigation). If Loews incurs legal or other fees or costs and expenses resulting from the operation of our businesses or otherwise with respect to us, we are required to reimburse Loews for such losses and any legal or other fees related thereto, which could be substantial. These indemnification obligations may discourage third parties from trying to acquire us because our indemnification obligations are binding on our successors and we are prohibited by the Separation Agreement from merging, consolidating or transferring all or a significant portion of our properties or assets unless the resulting entity, transferee or successor agrees to be bound by these indemnification obligations. In addition, we could face substantial charges for indemnification payments to Loews, which could have a material adverse effect on our cash flows, financial condition and results of operations.

We do not expect that the Separation will alter our legal exposure with respect to tobacco-related claims.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

Our manufacturing facility is located on approximately 80 acres in Greensboro, North Carolina. This 854,300 square-foot plant contains modern high-speed cigarette manufacturing machinery. The Greensboro facility also includes a warehouse with shipping and receiving areas totaling 187,300 square feet. In addition, we own tobacco receiving and storage facilities totaling approximately 1,400,000 square feet in Danville, Virginia. Our executive offices are located in a 130,000 square-foot, four-story office building in Greensboro. Our 93,800 square-foot research facility is also located in Greensboro.

Our principal properties are owned in fee and generally we own all of the machinery we use. We believe that our properties and machinery are in generally good condition. We lease sales offices in major cities throughout the United States, a cold-storage facility in Greensboro and warehousing space in 20 public distribution warehouses located throughout the United States.

Item 3.	LEGAL PROCEEDINGS

As of February 20, 2009, approximately 6,750 product liability cases are pending against cigarette manufacturers in the United States. Lorillard Tobacco is a defendant in approximately 5,825 of these cases, including 1,055 cases in which Lorillard, Inc. is a co-defendant. Approximately 3,100 of these lawsuits are Engle Progeny Cases, described below, in which the claims of approximately 8,675 individual plaintiffs are asserted.

Pending Product Liability Cases:

Conventional Product Liability Cases.  Conventional Product Liability Cases are brought by individuals who allege cancer or other health effects caused by smoking cigarettes, by using smokeless tobacco products, by addiction to tobacco, or by exposure to environmental tobacco smoke. Approximately 150 cases are pending against cigarette manufacturers. Approximately 35 cases are pending against Lorillard Tobacco, including eight cases in which Lorillard, Inc. is a co-defendant.

Engle Progeny Cases.  Engle Progeny Cases are brought by individuals who purport to be members of the decertified Engle class. These cases are pending in a number of Florida courts. Lorillard Tobacco is a defendant in approximately 3,100 Engle Progeny Cases. Lorillard, Inc. is a defendant in approximately 1,050 of these cases. Lorillard Tobacco is a party to each of the Engle Progeny Cases in which Lorillard, Inc. is named as a defendant. Many of the cases have been filed on behalf of multiple class members, and approximately 8,675 individual smokers are asserting claims in the pending cases.

West Virginia Individual Personal Injury Cases.  West Virginia Individual Personal Injury Cases are brought by individuals who allege cancer or other health effects caused by smoking cigarettes, by using smokeless tobacco products, or by addiction to cigarette smoking. The cases are pending in a single West Virginia court and have been consolidated for trial. Lorillard Tobacco is a defendant in approximately 55 of the 730 pending cases that are part of this proceeding. Lorillard, Inc. is not a defendant in any of these cases.

Flight Attendant Cases.  Flight Attendant Cases are brought by non-smoking flight attendants alleging injury from exposure to environmental smoke in the cabins of aircraft. Plaintiffs in these cases may not seek punitive damages for injuries that arose prior to January 15, 1997. Lorillard Tobacco is a defendant in each of the approximately 2,625 pending Flight Attendant Cases. Lorillard, Inc. is not a defendant in any of these cases. The time for filing Flight Attendant cases expired during 2000 and no additional cases in this category may be filed.

Class Action Cases.  Class Action Cases are purported to be brought on behalf of large numbers of individuals for damages allegedly caused by smoking. Eight of these cases are pending against Lorillard Tobacco. Lorillard, Inc. is a defendant in two of these eight cases. The only one of the Class Action cases pending against Lorillard Tobacco to assert claims on behalf of purchasers of “light” cigarettes, Schwab v. Philip Morris USA, Inc., et al., was the subject of a 2008 ruling by a federal appellate court that overturned an order that certified a nationwide class action composed of purchasers of “light” cigarettes. Lorillard, Inc. is not a defendant in this case. Neither Lorillard Tobacco nor Lorillard, Inc. are defendants in approximately 25 additional “lights” class actions that are pending against other cigarette manufacturers.

Reimbursement Cases.  Reimbursement Cases are brought by or on behalf of entities who seek reimbursement of expenses incurred in providing health care to individuals who allegedly were injured by smoking. Plaintiffs in these cases have included the U.S. federal government, U.S. state and local governments, foreign governmental entities, hospitals or hospital districts, American Indian tribes, labor unions, private companies and private citizens. Four such cases are pending against Lorillard Tobacco and other cigarette manufacturers in the United States and one such case is pending in Israel. Lorillard, Inc. is a defendant in two of the cases pending in the United States. Plaintiffs in the case in Israel have attempted to assert claims against Lorillard, Inc.

Included in this category is the suit filed by the federal government, United States of America v. Philip Morris USA, Inc., et al., that sought return of profits and injunctive relief. In August 2006, the trial court issued its verdict and granted injunctive relief. The verdict did not award monetary damages. See “— Reimbursement Cases” below.

Filter Cases.  In addition to the above, Filter Cases are brought by individuals, including former employees of Lorillard Tobacco, who seek damages resulting from their alleged exposure to asbestos fibers that were incorporated into filter material used in one brand of cigarettes manufactured by Lorillard Tobacco for a limited period of time ending more than 50 years ago. Lorillard Tobacco is a defendant in 26 such cases. Lorillard, Inc. is a defendant in three Filter Cases, including two that also name Lorillard Tobacco.

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

Conventional Product Liability Cases

As of February 20, 2009, approximately 150 cases are pending against cigarette manufacturers in the United States. Lorillard Tobacco is a defendant in approximately 35 of these cases. Lorillard, Inc. is a defendant in four of the pending cases. Lorillard Tobacco is a party to each of the cases in which Lorillard, Inc. is a defendant.

Since January 1, 2007, verdicts have been returned in two cases. We were not a defendant in either of these trials. A defense verdict was returned in one of the trials, while a jury found in favor of the plaintiffs and awarded damages in the other case. The defendants in the latter case are pursuing an appeal. In rulings addressing cases tried in earlier years, some appellate courts have reversed verdicts returned in favor of the plaintiffs while other judgments that awarded damages to smokers have been affirmed on appeal. Manufacturers have exhausted their appeals and have been required to pay damages to plaintiffs in nine individual cases in recent years. Punitive damages were paid to the smokers in three of the nine cases. We were not a party to these nine matters.

Some of the cases pending against cigarette manufacturers are scheduled for trial in 2009. We are not a defendant in any of these cases. The trial dates are subject to change.

Engle Progeny Cases

Plaintiffs are individuals who allege they or their decedents are former members of the class that was decertified in Engle, a class action case that was pending in Florida. The 2006 ruling by the Florida Supreme Court that ordered decertification of the Engle class also permitted former class members to file individual actions, including claims for punitive damages. The court further held that these individuals are entitled to rely on a number of the jury’s findings in favor of the plaintiffs in the first phase of the Engle trial. The time period for filing Engle Progeny Cases expired in January 2008 and no additional cases may be filed. During 2009, the Florida Supreme Court rejected a petition that sought to extend the time for purported class members to file an additional lawsuit.

As of February 20, 2009, Lorillard Tobacco was a defendant in approximately 3,100 cases filed by individuals who allege they or their decedents were members of the Engle class. Lorillard, Inc. is a defendant in approximately 1,050 of these cases. Lorillard Tobacco is a party to each of the cases in which Lorillard, Inc. is a defendant. Some of the suits are on behalf of multiple plaintiffs. Claims have been asserted by or on behalf of the estates of approximately 8,675 former class members in these 3,100 cases. In some cases, spouses of alleged former class members have also brought derivative claims.

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

As of February 20, 2009, Lorillard Tobacco was a defendant in several Engle Progeny Cases that have been placed on courts’ 2009 trial calendars or in which specific 2009 trial dates have been set. Lorillard, Inc. is a defendant in some of these cases. Trial schedules are subject to change and it is not possible to predict how many of the cases pending against Lorillard Tobacco or Lorillard, Inc. will be tried during 2009. It also is not possible to predict whether some courts will implement procedures that consolidate multiple Engle Progeny Cases for trial.

In February 2009, a jury awarded plaintiffs $3 million in actual damages and $5 million in punitive damages in the first Engle Progeny Case to be tried since the Florida Supreme Court issued its 2006 ruling permitting members of the Engle class to bring individual lawsuits. Neither Lorillard Tobacco nor Lorillard, Inc. were defendants in this trial. As of February 20, 2009, it was not known whether any of the parties in this case would seek any sort of post-verdict relief. In a case tried prior to the Florida Supreme Court’s 2006 decision permitting members of the Engle class to bring individual lawsuits, one Florida court allowed the plaintiff to rely at trial on certain of the Engle jury’s findings. That trial resulted in a verdict for the plaintiffs in which they were awarded approximately $25 million in actual damages. Neither Lorillard Tobacco nor Lorillard, Inc. were parties to this case. The defendants in this case are pursuing an appeal of the judgment, which was not entered until 2008.

West Virginia Individual Personal Injury Cases

The proceeding known as “West Virginia Individual Personal Injury Cases” consolidates for trial in a single West Virginia court a number of cases that have been filed against cigarette manufacturers, including Lorillard Tobacco. The order that consolidated the cases, among other things, permitted only those cases filed by September 2000 to participate in the consolidated trial. As a result, no additional cases may be part of this proceeding.

Approximately 1,250 cases became part of this proceeding, and Lorillard Tobacco was named in all but a few of them. Lorillard, Inc. was not a defendant in any of these cases. More than 500 of the cases have been dismissed in their entirety. Lorillard Tobacco has been dismissed from approximately 650 additional cases because those plaintiffs did not submit evidence that they had smoked a Lorillard Tobacco product. These 650 additional cases remain pending against other cigarette manufacturers and some or all the dismissals of Lorillard Tobacco could be contested in subsequent appeals noticed by the plaintiffs.

As of February 20, 2009, approximately 730 cases were pending. Lorillard Tobacco is a defendant in approximately 55 of the pending cases. The court has entered a trial plan that calls for a multi-phase trial. The first phase of trial has been scheduled to begin on February 1, 2010. Trial dates are subject to change.

Flight Attendant Cases

Approximately 2,625 Flight Attendant Cases are pending. Lorillard Tobacco and three other cigarette manufacturers are the defendants in each of these matters. Lorillard, Inc. is not a defendant in any of these cases. These suits were filed as a result of a settlement agreement by the parties, including Lorillard Tobacco, in Broin v. Philip Morris Companies, Inc., et al. (Circuit Court, Miami-Dade County, Florida, filed October 31, 1991), a class action brought on behalf of flight attendants claiming injury as a result of exposure to environmental tobacco smoke. The settlement agreement, among other things, permitted the plaintiff class members to file these individual suits. These individuals may not seek punitive damages for injuries that arose prior to January 15, 1997. The period for filing Flight Attendant Cases expired during 2000 and no additional cases in this category may be filed.

The judges that have presided over the cases that have been tried have relied upon an order entered during October 2000 by the Circuit Court of Miami-Dade County, Florida. The October 2000 order has been construed by these judges as holding that the flight attendants are not required to prove the substantive liability elements of their claims for negligence, strict liability and breach of implied warranty in order to recover damages. The court further ruled that the trials of these suits are to address whether the plaintiffs’ alleged injuries were caused by their exposure to environmental tobacco smoke and, if so, the amount of damages to be awarded.

Lorillard Tobacco has been a defendant in each of the eight flight attendant cases in which verdicts have been returned. Defendants have prevailed in seven of the eight trials. In the single trial decided for the plaintiff, French v. Philip Morris Incorporated, et al., the jury awarded $5.5 million in damages. The court, however, reduced this award to $500,000. This verdict, as reduced by the trial court, was affirmed on appeal and the defendants have paid the award. Lorillard Tobacco’s share of the judgment in this matter, including interest, was approximately $60,000. In addition, Lorillard Tobacco has paid its share of the attorneys’ fees, costs and post-judgment interest awarded to the plaintiff’s counsel in this matter. The court has ruled that Lorillard Tobacco will be required to pay approximately $290,000 in prejudgment interest on the award of attorneys’ fees Lorillard Tobacco previously paid in this matter. Pursuant to an agreement with the other defendants in this matter, we expect that we will be reimbursed for approximately $190,000 of this amount should such award be sustained. Lorillard Tobacco has noticed an appeal from the order requiring it to pay post-judgment interest. In one of the seven cases in which a defense verdict was returned, the court granted plaintiff’s motion for a new trial and, following appeal, the case has been returned to the trial court for a second trial. The six remaining cases in which defense verdicts were returned are concluded.

As of February 20, 2009, none of the flight attendant cases were scheduled for trial. Trial dates are subject to change.

Class Action Cases

Lorillard Tobacco is a defendant in eight pending cases. Lorillard, Inc. is a defendant in two of these cases. Lorillard Tobacco is a party to both of the cases in which Lorillard, Inc. is a defendant. In most of the pending cases, plaintiffs seek class certification on behalf of groups of cigarette smokers, or the estates of deceased cigarette smokers, who reside in the state in which the case was filed.

Cigarette manufacturers, including Lorillard Tobacco and Lorillard, Inc., have defeated motions for class certification in a total of 36 cases, 13 of which were in state court and 23 of which were in federal court. Motions for class certification have also been ruled upon in some of the “lights” cases or in other class actions to which neither Lorillard Tobacco nor Lorillard, Inc. were parties. In some of these cases, courts have denied class certification to the plaintiffs, while classes have been certified in other matters.

The Scott Case.  In one of the class actions pending against Lorillard Tobacco, Scott v. The American Tobacco Company, et al. (District Court, Orleans Parish, Louisiana, filed May 24, 1996), the members of the class have been awarded damages. The defendants, including Lorillard Tobacco, have noticed an appeal from this award, which has been accepted for review by the Louisiana Court of Appeal, Fourth Circuit. The appeal is from the amended final judgment entered by the District Court in July 2008 that ordered defendants to pay approximately $264 million to fund a court-supervised cessation program for the members of the certified class. The amended final judgment also awards post-judgment judicial interest that will continue to accrue from June 2004 until the judgment either is paid or is reversed on appeal. As of February 20, 2009, judicial interest totaled approximately $93.5 million. Lorillard, Inc., which was a party to the case in the past, is no longer a defendant in Scott.

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

In February 2007, the Louisiana Court of Appeal reduced the amount of the award by approximately $328 million; struck an award of prejudgment interest, which totaled approximately $440 million as of December 31, 2006; and limited class membership to individuals who began smoking by September 1, 1988, and whose claims accrued by September 1, 1988. In January 2008, the Louisiana Supreme Court denied plaintiffs’ and defendants’ separate petitions for review. The U.S. Supreme Court denied defendants’ request that it review the case in May 2008. The case was returned to the trial court, which subsequently entered the amended final judgment. The defendants, including Lorillard Tobacco, have appealed the amended final judgment.

Should the amended final judgment be sustained on appeal, Lorillard Tobacco’s share of that judgment, including the award of post-judgment interest, has not been determined. In the fourth quarter of 2007, we recorded a pretax provision of approximately $66 million for this matter which was included in selling, general and administrative expenses on the Consolidated Statements of Income and in Other liabilities on the Consolidated Balance Sheets.

The parties filed a stipulation in the trial court agreeing that an article of Louisiana law required that the amount of the bond for the appeal be set at $50 million for all defendants collectively. The parties further agreed that the plaintiffs have full reservations of rights to contest in the trial court the sufficiency of the bond on any grounds. Defendants collectively posted a surety bond in the amount of $50 million, of which Lorillard Tobacco secured 25%, or $12.5 million. While Lorillard Tobacco believes the limitation on the appeal bond amount is valid as required by Louisiana law, in the event of a successful challenge the amount of the appeal bond could be set as high as 150% of the judgment and judicial interest combined. If such an event occurred, Lorillard Tobacco’s share of the appeal bond has not been determined.

The Engle Case.  The case of Engle v. R.J. Reynolds Tobacco Co., et al. (Circuit Court, Miami-Dade County, Florida, filed May 5, 1994), was certified as a class action on behalf of Florida residents, and survivors of Florida residents, who were injured or died from medical conditions allegedly caused by addiction to smoking. During 1999 and 2000, a jury returned verdicts that, among other things, awarded the certified class $145 billion in punitive damages, including $16.3 billion against Lorillard Tobacco. During 2006, the Florida Supreme Court vacated the punitive damages award, determined that the case could not proceed further as a class action and ordered decertification of the class. The trial court entered orders during 2008 that formally decertified the class. During July 2008, plaintiff voluntarily dismissed the case and Engle is no longer pending.

The Florida Supreme Court’s 2006 decision also reinstated awards of actual damages to two of the three individuals whose claims were heard during the second phase of the Engle trial. One individual was awarded $3 million and the second was awarded $4 million. Both individuals informed the court that they would not seek punitive damages. These verdicts were paid during February 2008. Lorillard Tobacco’s payment was approximately $3.0 million for the verdicts and the interest that accrued since November 2000.

Other Class Action Cases.  In one of the cases pending against Lorillard Tobacco, Brown v. The American Tobacco Company, Inc., et al. (Superior Court, San Diego County, California, filed June 10, 1997), the court initially certified the case as a class action but it subsequently granted defendants’ motion for class decertification. The class decertification order has been affirmed on appeal, but the California Supreme Court has agreed to hear the case. The class originally certified in Brown was composed of residents of California who smoked at least one of defendants’ cigarettes between June 10, 1993 and April 23, 2001 and who were exposed to defendants’ marketing and advertising activities in California.

“Lights” Class Actions.  Cigarette manufacturers are defendants in another group of approximately 25 cases in which plaintiffs’ claims are based on the allegedly fraudulent marketing of “light” or “ultra-light”

cigarettes. Classes have been certified in some of these matters. In one of the pending “lights” cases, Good v. Altria Group, Inc., et al., the U.S. Supreme Court ruled that federal law does not prohibit plaintiffs from challenging statements authorized by the Federal Trade Commission about tar and nicotine yields that have been made in cigarette advertisements. Lorillard Tobacco is a defendant in one purported “lights” class action, Schwab v. Philip Morris USA, Inc., et al. Lorillard, Inc. is not a party to any of the purported “lights” class actions.

The Schwab Case.  In the case of Schwab v. Philip Morris USA, Inc., et al. (U.S. District Court, Eastern District, New York, filed May 11, 2004) plaintiffs base their claims on defendants’ alleged violations of the RICO statute in the manufacture, marketing and sale of “light” cigarettes. Plaintiffs estimated damages to the class in the hundreds of billions of dollars. Any damages awarded to the plaintiffs based on defendants’ violation of the RICO statute would be trebled. In September 2006, the court granted plaintiffs’ motion for class certification and certified a nationwide class action on behalf of purchasers of “light” cigarettes. In March 2008, the Second Circuit Court of Appeals reversed the class certification order and ruled that the case may not proceed as a class action. Schwab has been returned to the U.S. District Court for the Eastern District of New York for further proceedings, but the future activity in this matter, if any, is not known. Lorillard, Inc. is not a party to this case.

Reimbursement Cases

Lorillard Tobacco is a defendant in the four Reimbursement Cases that are pending in the U.S. and it has been named as a party to a case in Israel. Lorillard, Inc. is a co-defendant in two of the four cases pending in the U.S. Plaintiffs in the case in Israel have attempted to assert claims against Lorillard, Inc.

U.S. Federal Government Action — In August 2006, the U.S. District Court for the District of Columbia issued its final judgment and remedial order in the federal government’s reimbursement suit (United States of America v. Philip Morris USA, Inc., et al., U.S. District Court, District of Columbia, filed September 22, 1999). The verdict concluded a bench trial that began in September 2004. Lorillard Tobacco, other cigarette manufacturers, two parent companies and two trade associations are defendants in this action. Lorillard, Inc. is not a party to this case.

In its 2006 verdict, the court determined that the defendants, including Lorillard Tobacco, violated certain provisions of the RICO statute, that there was a likelihood of present and future RICO violations, and that equitable relief was warranted. The government was not awarded monetary damages. The equitable relief included permanent injunctions that prohibit the defendants, including Lorillard Tobacco, from engaging in any act of racketeering, as defined under RICO; from making any material false or deceptive statements concerning cigarettes; from making any express or implied statement about health on cigarette packaging or promotional materials (these prohibitions include a ban on using such descriptors as “low tar,” “light,” “ultra-light,” “mild,” or “natural”); and from making any statements that “low tar,” “light,” “ultra-light,” “mild,” or “natural” or low-nicotine cigarettes may result in a reduced risk of disease. The final judgment and remedial order also requires the defendants, including Lorillard Tobacco, to make corrective statements on their websites, in certain media, in point-of-sale advertisements, and on cigarette package “inserts” concerning: the health effects of smoking; the addictiveness of smoking; that there are no significant health benefits to be gained by smoking “low tar,” “light,” “ultra-light,” “mild,” or “natural” cigarettes; that cigarette design has been manipulated to ensure optimum nicotine delivery to smokers; and that there are adverse effects from exposure to secondhand smoke. If the final judgment and remedial order are not modified or vacated on appeal, the costs to Lorillard Tobacco for compliance could exceed $10 million. Defendants have appealed to the U.S. Court of Appeals for the District of Columbia Circuit which has stayed the judgment and remedial order while the appeal is proceeding. The government also has noticed an appeal from the final judgment. The Court of Appeals heard oral argument of the consolidated appeal in October 2008 and a ruling could be issued at any time. While trial was underway, the District of Columbia Court of Appeals ruled that plaintiff may not seek return of profits. In its present appeal, the government has preserved its right to seek review of this claim by the United States Supreme Court. Prior to trial, the government had estimated that it was entitled to approximately $280.0 billion from the defendants for its return of profits claim. In addition, the government sought during trial more than $10.0 billion for the creation of nationwide smoking cessation, public education and counter-marketing programs. In its 2006 verdict, the trial court declined to award such relief. It is possible that this claim could be reinstated on appeal.

Settlement of State Reimbursement Litigation

On November 23, 1998, Lorillard Tobacco and the other Original Participating Manufacturers entered into the MSA with 46 states, the District of Columbia, the Commonwealth of Puerto Rico, Guam, the U.S. Virgin Islands, American Samoa and the Commonwealth of the Northern Mariana Islands to settle the asserted and unasserted health care cost recovery and certain other claims of those states. These settling entities are generally referred to as the Settling States. The Original Participating Manufacturers had previously settled similar claims brought by Mississippi, Florida, Texas and Minnesota, which together with the MSA are referred to as the State Settlement Agreements.

The State Settlement Agreements provide that the agreements are not admissions, concessions or evidence of any liability or wrongdoing on the part of any party, and were entered into by the Original Participating Manufacturers to avoid the further expense, inconvenience, burden and uncertainty of litigation.

From time to time, lawsuits have been brought against us and other participating manufacturers to the MSA, or against one or more of the states, challenging the validity of the MSA on certain grounds, including as a violation of the antitrust laws. See “— MSA-Related Antitrust Suit” below.

We believe that the State Settlement Agreements will have a material adverse effect on our cash flows and operating income in future years. The degree of the adverse impact will depend, among other things, on the rates of decline in domestic cigarette sales in the premium price and discount price segments, our share of the domestic premium price and discount price cigarette segments, and the effect of any resulting cost advantage of manufacturers not subject to significant payment obligations under the State Settlement Agreements.

Please read “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — State Settlement Agreements” beginning on page 45 and Note 12 to our consolidated financial statements beginning on page 70.

Filter Cases

In addition to the above, claims have been brought against Lorillard Tobacco and Lorillard, Inc. by individuals who seek damages resulting from their alleged exposure to asbestos fibers that were incorporated into filter material used in one brand of cigarettes manufactured by Lorillard Tobacco for a limited period of time ending more than 50 years ago. Lorillard Tobacco is a defendant in 26 such cases. Lorillard, Inc. is a defendant in three Filter Cases, including two that also name Lorillard Tobacco. Since January 1, 2007, Lorillard Tobacco has paid, or has reached agreement to pay, a total of approximately $14.0 million in payments of judgments and settlements to finally resolve approximately 70 claims. In the only such case tried since January 1, 2007, a jury in the District Court of Bexar County, Texas, returned a verdict for Lorillard Tobacco during September 2008 in the case of Young v. Lorillard Tobacco Company. As of February 20, 2009, seven of the Filter Cases were scheduled for trial. Trial dates are subject to change.

Tobacco-Related Antitrust Cases

Indirect Purchaser Suits.  Approximately 30 antitrust suits were filed in 2000 and 2001 on behalf of putative classes of consumers in various state courts against cigarette manufacturers, including Lorillard Tobacco. The suits all alleged that the defendants entered into agreements to fix the wholesale prices of cigarettes in violation of state antitrust laws which permit indirect purchasers, such as retailers and consumers, to sue under price fixing or consumer fraud statutes. More than 20 states permit such suits. Lorillard, Inc. was not named as a defendant in any of these cases. Lorillard Tobacco was a defendant in all but one of these indirect purchaser cases. Three indirect purchaser suits, in New York, Florida and Michigan, thereafter were dismissed by courts in those states, and the plaintiffs withdrew their appeals. The actions in all other states, except for New Mexico and Kansas, were voluntarily dismissed.

In the Kansas case, the District Court of Seward County certified a class of Kansas indirect purchasers in 2002. In July 2006, the Court issued an order confirming that fact discovery was closed, with the exception of privilege issues that the Court determined, based on a Special Master’s report, justified further fact discovery. In October 2007, the Court denied all of the defendants’ privilege claims, and the Kansas Supreme Court thereafter denied a petition seeking to overturn that ruling. Additional fact discovery, as approved by the Court, currently is ongoing, and further expert discovery is anticipated in the first half of 2009. No date has been set by the Court for dispositive motions and trial.

A decision granting class certification in New Mexico was affirmed by the New Mexico Court of Appeals in February 2005. As ordered by the trial court, class notice was sent out in October 2005. The New Mexico plaintiffs were permitted to rely on discovery produced in the Kansas case. In June 2006, the New Mexico trial court granted summary judgment to all defendants, and the suit was dismissed. The New Mexico Court of Appeals affirmed dismissal of all claims against Lorillard Tobacco in December 2008, although claims against its major competitors were reinstated. Plaintiff has not sought to reinstate the claims against Lorillard Tobacco and the time for such action has expired. Accordingly, the New Mexico suit has now been concluded as against Lorillard Tobacco.

MSA Related Antitrust Suit.  In October 2008, Lorillard Tobacco was named as a defendant in an action filed in the Western District of Kentucky, Vibo Corporation, Inc. d/b/a/ General Tobacco v. Conway, et al. The suit alleges that the named defendants, which include 52 state and territorial attorneys generals and 19 tobacco manufacturers, violated the federal Sherman Antitrust Act of 1890, as amended (the “Sherman Act”), by entering into and participating in the MSA. The plaintiff alleges that MSA participants, like it, that were not in existence when the MSA was executed in 1998, but subsequently became participants, are unlawfully required to pay significantly more sums to the states than companies that joined the MSA within 90 days after its execution. In addition to the Sherman Act claim, plaintiff has raised a number of constitutional claims against the states. Plaintiff seeks a declaratory judgment in its favor on all claims, an injunction against the continued enforcement of the MSA, treble damages against the tobacco manufacturer defendants, including Lorillard Tobacco, and damages and injunctive relief against the states, including contract recession and restitution. In December 2008, the court dismissed the complaint against all defendants, including Lorillard Tobacco. The court has not yet entered its final judgment. Accordingly, the time for plaintiff to appeal the decision has not yet expired.

For additional information regarding litigation matters, please see Note 12 to our consolidated financial statements beginning on page 70 and Exhibit 99.1 to this Annual Report on Form 10-K.

Defenses

We believe that Lorillard Tobacco and Lorillard, Inc. have valid defenses to the cases pending against each of them. We also believe Lorillard Tobacco and Lorillard, Inc. have valid bases for appeal should any adverse verdicts be returned against either of them. Lorillard Tobacco is a defendant in approximately 5,825 pending product liability cases. Lorillard, Inc. is a co-defendant in approximately 1,055 of these cases. While each party intends to defend vigorously all litigation, it is not possible to predict the outcome of any of this litigation. Litigation is subject to many uncertainties. Plaintiffs have prevailed in several product liability cases, as noted above. It is possible that one or more of the pending actions could be decided unfavorably as to Lorillard Tobacco, Lorillard, Inc. or the other defendants. Lorillard Tobacco and Lorillard, Inc. may enter into discussions in an attempt to settle particular cases if either believe it is appropriate to do so.

We cannot predict the outcome of pending litigation. Some plaintiffs have been awarded damages from cigarette manufacturers at trial. While some of these awards have been overturned or reduced, other damages awards have been paid after the manufacturers have exhausted their appeals. These awards and other litigation activities against cigarette manufacturers continue to receive media attention. In addition, health issues related to tobacco products also continue to receive media attention. It is possible, for example, that the 2006 verdict in United States of America v. Philip Morris USA, Inc., et al., which made many adverse findings regarding the conduct of the defendants, including Lorillard Tobacco, could form the basis of allegations by other plaintiffs or additional judicial findings against cigarette manufacturers. In addition, the ruling in Good v.

Altria Group, Inc., et al. could result in further “lights” litigation. Any such developments could have an adverse affect on the ability of Lorillard Tobacco or Lorillard, Inc. to prevail in smoking and health litigation and could influence the filing of new suits against Lorillard Tobacco or Lorillard, Inc. We also cannot predict the type or extent of litigation that could be brought against us, or against other cigarette manufacturers in the future.

Except for the impact of the State Settlement Agreements and Scott as described above, management is unable to make a meaningful estimate of the amount or range of loss that could result from an unfavorable outcome of material pending litigation and, therefore, no material provision has been made in the consolidated financial statements for any unfavorable outcome. It is possible that our results of operations or cash flows in a particular quarterly or annual period or its financial position could be materially adversely affected by an unfavorable outcome or settlement of certain pending litigation.

Indemnification Obligations

We have agreed in the Separation Agreement to indemnify Loews and its officers, directors, employees and agents against all costs and expenses arising out of third party claims (including, without limitation, attorneys’ fees, interest, penalties and costs of investigation or preparation for defense), judgments, fines, losses, claims, damages, liabilities, taxes, demands, assessments and amounts paid in settlement based on, arising out of or resulting from, among other things, Loews’s ownership of or the operation of us and our assets and properties, and our operation or conduct of our businesses at any time prior to or following the Separation (including with respect to any products liability claims).

Loews is a defendant in four pending product liability cases. One of these is a Reimbursement Case in Israel, while the three other cases are on file in U.S. courts. One of the cases pending against Loews in the U.S. is a Conventional Product Liability Case, while the two other suits are purported Class Action Cases. Lorillard Tobacco also is a defendant in each of the four product liability cases in which Loews is involved. Pursuant to the Separation Agreement, we will be required to indemnify Loews for the amount of any losses and any legal or other fees in respect of such cases.

Other Litigation

We are also party to other litigation arising in the ordinary course of our business. The outcome of this other litigation will not, in the opinion of our management, materially affect our results of operations or equity.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Executive Officers of the Registrant

Name	Age	Position(s)

Martin L. Orlowsky	67	Chairman, President and Chief Executive Officer
David H. Taylor	53	Executive Vice President, Finance and Planning and Chief Financial Officer
Ronald S. Milstein	52	Senior Vice President, Legal and External Affairs, General Counsel and Secretary
Charles E. Hennighausen	49	Executive Vice President, Production Operations
Randy B. Spell	57	Executive Vice President, Marketing and Sales
Thomas R. Staab	66	Senior Vice President, Finance and Chief Accounting Officer

Martin L. Orlowsky is a Director and the Chairman, President and Chief Executive Officer of Lorillard. He has served as President and Chief Executive Officer of Lorillard since January of 1999 and added the Chairman’s position in January 2001. Previously, he served as President and Chief Operating Officer and prior to this position he was Executive Vice President, Marketing & Sales. He has been with Lorillard since 1990.

David H. Taylor is a Director and the Executive Vice President, Finance and Planning and Chief Financial Officer of Lorillard. Mr. Taylor joined Lorillard and was elected to its Board of Directors in January 2008. Prior to joining Lorillard, Mr. Taylor was a Senior Managing Director with FTI Palladium Partners, a firm specializing in providing interim management services. In that capacity, he served as Interim Chief Financial Officer of Eddie Bauer Holdings, Inc. from January 2006 to November 2007. Prior to joining FTI Palladium Partners, from 2002 to 2005, Mr. Taylor served as Executive Vice President and Chief Financial Officer of Guilford Mills, Inc.

Ronald S. Milstein is the Senior Vice President, Legal and External Affairs, General Counsel and Secretary of Lorillard and has served in the same executive positions with Lorillard since 2005. Previously, Mr. Milstein served as Vice President, General Counsel, and Secretary for seven years. Mr. Milstein has been with Lorillard since 1996.

Charles E. Hennighausen is the Executive Vice President, Production Operations of Lorillard. Mr. Hennighausen has served in the same position since he joined Lorillard in 2002. Prior to joining Lorillard, Mr. Hennighausen served as Senior Vice President, Operations and Product Supply at ConAgra Frozen & Prepared Foods for three years. He also served in a number of operations management positions with the Campbell Soup Company.

Randy B. Spell is the Executive Vice President, Marketing and Sales of Lorillard and has served in the same position with Lorillard since 1999. Previously, Mr. Spell served as Senior Vice President, Sales for four years and prior to that, as Vice President, Sales for one year. Mr. Spell has been with Lorillard since 1977.

Thomas R. Staab is the Senior Vice President, Finance and Chief Accounting Officer of Lorillard and served in that position since 2008. Prior to 2008, he served as Senior Vice President and Chief Financial Officer since joining Lorillard in 1998.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES.

Our Common Stock began trading “regular way” on the NYSE under the symbol “LO” on June 10, 2008. There were 75 shareholders of record as of February 23, 2009. This figure excludes any estimate of the indeterminate number of beneficial holders whose shares may be held of record by brokerage firms and clearing agencies. The following table presents the high and low closing prices of the Common Stock on the NYSE as well as cash dividends declared per share during the fiscal quarters indicated:

			Cash
			Dividends
	Price per Share		Declared
Common Stock Market Price	High	Low	per Share

2008
Fourth Quarter	$69.85	$55.20	$0.92
Third Quarter	77.14	66.00	0.92
Second Quarter (commencing June 10, 2008)	77.18	67.98	—

Dividend Policy

The declaration and payment of future dividends to holders of our Common Stock will be at the discretion of our Board of Directors and depend upon many factors, including our financial condition, earnings, capital requirements of our business, legal requirements, regulatory constraints, industry practice, and other factors that the Board of Directors may deem relevant. As a holding company with no material liquid assets other than the capital stock of our subsidiaries, our ability to pay dividends is dependent on the receipt of dividends from our operating subsidiaries.

We paid cash dividends to Loews of $291 million and $200 million on January 24, 2008 and April 28, 2008, respectively, prior to the Separation. Following the Separation, we paid cash dividends of $158 million and $155 million to shareholders on September 12, 2008 and December 12, 2008, respectively. We expect to continue to pay cash dividends on our Common Stock.

Performance Graph

The following graph compares the cumulative total shareholder return on our Common Stock from June 10, 2008, the date our Common Stock commenced trading on a “when issued” basis, to December 31, 2008 with the comparable cumulative return of (i) the S&P 500 Index and (ii) the S&P Tobacco Index. The graph assumes $100 was invested on June 10, 2008 in our Common Stock and in each of the indices and assumes that all cash dividends are reinvested. The table below the graph shows the dollar value of those investments as of the dates in the graph. The comparisons in the graph are required by the SEC and are not intended to forecast or be indicative of future performance of our Common Stock.

	June 10,	June 30,	September 30,	December 31,
	2008	2008	2008	2008

Lorillard Common Stock Value	$100.00	$90.25	$94.01	$75.59
S&P 500 Index Value	100.00	94.23	85.86	66.49
S&P Tobacco Index Value	100.00	97.77	96.78	83.79

The performance graph and related information above shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In the fourth quarter of 2008, we repurchased the following number of shares of our Common Stock:

Approximate
			Total Number of	Dollar Value of
			Shares Purchased	Shares that
		Average	as Part of	May yet Be
	Total Number	Price	Publicly	Purchased
	of Shares	Paid per	Announced Plans	Under the Plans
(In millions, except for per share amounts)	Purchased	Share	or Programs	or Programs

October 1, 2008 — October 31, 2008	2.0	$63.99	2.0	$—
November 1, 2008 — November 30, 2008	—	—	—	—
December 1, 2008 — December 31, 2008	—	—	—	—

Total	2.0	$63.99	2.0

The shares repurchased were acquired under the share repurchase program authorized by the Board of Directors on July 9, 2008 for a maximum of $400 million. All repurchases were made in open market transactions. We record the repurchase of shares of Common Stock at cost based on the transaction date of the repurchase. As of December 31, 2008, no additional shares may be purchased under the 2008 share repurchase program.

Item 6.	SELECTED FINANCIAL DATA

The following table includes our selected historical consolidated financial information as of the dates and for the periods indicated. The selected historical consolidated financial information as of and for the years ended December 31, 2004 through 2008 have been derived from our audited financial statements. You should read the following selected historical consolidated financial data in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes appearing herein.

	Years Ended December 31,
	2008	2007	2006	2005	2004
	(In millions, except per share data)

Results of Operations:
Net sales(1)	$4,204	$3,969	$3,755	$3,568	$3,348
Cost of sales(2)	2,428	2,307	2,160	2,114	1,966

Gross profit	1,776	1,662	1,595	1,454	1,382
Selling, general and administrative(3)	361	388	354	370	381

Operating income	1,415	1,274	1,241	1,084	1,001
Other income (expense), net(4)	19	109	103	67	38

Income before income taxes	1,434	1,383	1,344	1,151	1,039
Income taxes	547	485	518	445	397

Net income	$887	$898	$826	$706	$642

Number of shares outstanding	172.09	173.92	173.92	173.92	173.92
Earnings per share	$5.15	$5.16	$4.75	$4.06	$3.69
Dividends per share	$4.67	$6.72	$4.50	$3.71	$3.30

(1)	Includes excise taxes of $712, $688, $699, $676 and $658 million, respectively.

(2)	2007 included expenses of $107 million related to the base payment increase in the State Settlement Agreements and 2005 included net expenses of $66 million related to the initial year of the Federal Assessment for Tobacco Growers.

(3)	2008 included expenses of $18 million related to the Separation of Lorillard from Loews, 2007 included a $66 million charge related to litigation and 2006 included a $20 million restructuring charge.

(4)	Includes income (loss) from limited partnership investments of ($1), $34, $26, $16, $18 million, respectively.

	December 31,
	2008	2007	2006	2005	2004
	(In millions)

Financial Position:
Current assets	$1,962	$2,103	$2,115	$2,069	$1,949
Total assets	2,321	2,600	2,759	2,796	2,678
Current liabilities	1,273	1,188	1,151	1,240	1,166
Total liabilities	1,690	1,587	1,464	1,456	1,393
Shareholders’ equity	631	1,013	1,295	1,340	1,285

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our consolidated financial statements, the notes related to those financial statements and “Item 6. Selected Financial Data” appearing herein. In addition to historical information, the following discussion contains forward-looking statements based on current expectations that involve risks and uncertainties. Actual results and the timing of certain events may differ significantly from those projected in such forward-looking statements due to a number of factors, including those set forth in the “Forward-Looking Statements,” “Item 1A. Risk Factors,” “Business Environment” and elsewhere in this Annual Report on Form 10-K. Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States (“GAAP”).

Critical Accounting Policies and Estimates

The preparation of the consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and the related notes. Actual results could differ from those estimates. The financial statements include our subsidiaries after the elimination of intercompany accounts and transactions.

The consolidated financial statements and accompanying notes have been prepared in accordance with GAAP, applied on a consistent basis. We continually evaluate the accounting policies and estimates used to prepare the consolidated financial statements. Significant estimates in the consolidated financial statements and related notes include: (1) accruals for tobacco settlement costs, legal expenses and litigation costs, sales incentive programs, income taxes and share based compensation, (2) the determination of discount and other rate assumptions for defined benefit pension and other postretirement benefit expenses and (3) the valuation of pension assets. In general, our estimates are based on historical experience, evaluation of current trends, information from third party professionals and various other assumptions that we believe are reasonable under the known facts and circumstances at the time.

We consider the accounting policies discussed below to be critical to an understanding of our consolidated financial statements as their application places the most significant demands on management’s judgment. Due to the inherent uncertainties involved with this type of judgment, actual results could differ significantly from estimates and may have a material adverse impact on our results of operations and equity.

Revenue Recognition

Revenue from product sales, net of sales incentives, is recognized at the time ownership of the goods transfers to customers and collectability is reasonably assured. Federal excise taxes are recognized on a gross basis and are included in both sales and cost of sales. Sales incentives include retail price discounts, coupons and retail display allowances and are recorded as a reduction of revenue based on amounts estimated as due to customers and consumers at the end of a period based primarily on use and redemption rates.

Tobacco Settlement Costs

In 1998, we and the other Original Participating Manufacturers entered into the MSA with 46 states and various other governments and jurisdictions to settle asserted and unasserted health care cost recovery and other claims. We and certain other U.S. tobacco product manufacturers had previously settled similar claims brought by Mississippi, Florida, Texas and Minnesota (which are referred to as the Initial State Settlements, and together with the MSA, are referred to as the State Settlement Agreements). Our portion of ongoing adjusted payments and legal fees is based on our relative share of the settling manufacturers’ domestic cigarette shipments, with respect to the MSA, in the year preceding that in which the payment is due, and, with respect to the Initial State Settlements, in the year in which payment is due. We record our portion of ongoing settlement payments as part of cost of sales as product is shipped. Please read “State Settlement Agreements” beginning on page 45 for additional information.

Tobacco and Other Litigation

We and other cigarette manufacturers continue to be confronted with substantial litigation. Plaintiffs in most of the cases seek unspecified amounts of compensatory damages and punitive damages, although some seek damages ranging into the billions of dollars. Plaintiffs in some of the cases seek treble damages, statutory damages, return of profits, equitable and injunctive relief, and medical monitoring, among other damages.

We believe that we have valid defenses to the cases pending against us. We also believe we have valid bases for appeal of the adverse verdicts against us. While we intend to defend vigorously all tobacco products liability litigation, it is not possible to predict the outcome of any of this litigation. Litigation is subject to many uncertainties, and it is possible that some of these actions could be decided unfavorably. We may enter into discussions in an attempt to settle particular cases if we believe it is appropriate to do so.

We record provisions in the consolidated financial statements for pending litigation when we determine that an unfavorable outcome is probable and the amount of loss can be reasonably estimated. Except for the impact of the State Settlement Agreements and the provision relating to the Scott case, as described in Note 12 to our consolidated financial statements beginning on page 70, our management is unable to make a meaningful estimate of the amount or range of loss that could result from an unfavorable outcome of material pending litigation and, therefore, no material provision has been made in our consolidated financial statements for any unfavorable outcome. It is possible that our results of operations, cash flows and financial position could be materially adversely affected by an unfavorable outcome of certain pending or future litigation.

Defense costs associated with product liability claims are a significant component of our selling, general and administrative expenses and are accrued as incurred. Defense costs may increase in future periods, in part, as a result of the Engle Progeny Cases as described under “Item 3. Legal Proceedings.” Numerous factors affect product liability defense costs in any given period. The principal factors are as follows:

•	the number and types of cases filed and appealed;

•	the number of cases tried and appealed;

•	the development of the law;

•	the application of new or different theories of liability by plaintiffs and their counsel; and

•	litigation strategy and tactics.

Please read the section entitled “Item 3. Legal Proceedings” beginning on page 23 and in Note 12 to our consolidated financial statements beginning on page 70 for detailed information regarding tobacco litigation affecting us.

Share-Based Compensation Expense

We recognize share-based compensation expense for stock options and stock appreciation rights in accordance with SFAS No. 123R Share Based Payment using the modified prospective transition method. We applied the transition method in calculating our pool of excess tax benefits available to absorb future tax deficiencies as provided by FSP FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.”

Under the fair value recognition provisions of SFAS 123R, the exercise price per share may not be less than the fair market value of the stock on the date of grant. We recognize share-based compensation expense net of an estimated forfeiture rate, recognizing compensation expense for those shares expected to vest on a straight-line basis over the requisite service period of the award.

Determining the appropriate fair value model and calculating the fair value of share-based payment awards require subjective assumptions, including the expected life of the share-based payment awards and stock price volatility. We utilize the Black-Scholes option pricing model to value the options granted under our option plan.

Prior to the adoption of SFAS No. 123R, we elected to follow Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for our employee stock options and awards. Under APB No. 25, no compensation expense was recognized when the exercise prices of options equaled the fair value (market price) of the underlying stock on the date of grant. SFAS No. 123, “Accounting for Stock-Based Compensation,” required disclosure of pro forma information regarding option grants made to employees. SFAS No. 123 specified certain valuation techniques that produced estimated compensation charges for purposes of valuing stock option grants. These amounts were not included in our Consolidated Statements of Income, in accordance with APB No. 25.

Pension and Postretirement Benefit Obligations

We are required to make a significant number of assumptions in order to estimate the liabilities and costs related to our pension and postretirement benefit obligations to employees under our benefit plans. The assumptions that have the most impact on pension costs are the discount rate, the expected return on plan assets and the rate of compensation increases. These assumptions are evaluated relative to current market factors such as inflation, interest rates and fiscal and monetary policies. Changes in these assumptions can have a material impact on pension obligations and pension expense.

In determining the discount rate assumption, we utilized current market information and liability information, including a discounted cash flow analysis of our pension and postretirement obligations. In particular, the basis for our discount rate selection was the yield on indices of highly rated fixed income debt securities with durations comparable to that of our plan liabilities. The discount rate was determined by projecting the plan’s expected future benefit payments as defined for the projected benefit obligation, discounting those expected payments using a theoretical zero-coupon spot yield curve derived from a universe of high-quality bonds as of the measurement date, and solving for the single equivalent discount rate that resulted in the same projected benefit obligation.

The salary growth assumption reflects our long-term actual experience and future and near-term outlook. Long-term return on plan assets is determined based on historical portfolio results, asset allocations and management’s expectation of the future economic environment. Our major assumptions are set forth in Note 10 to our Consolidated Audited Financial Statements beginning on page 63.

For 2008, changes in the rates for the pension plans would have had the following impact on our pension expense:

•	A decrease of 25 basis points in the long-term rate of return would have increased our pension expense by approximately $2 million;

•	A decrease of 25 basis points in the discount rate would have increased our pension expense by approximately $2 million; and

•	An increase of 25 basis points in the future salary growth rate would have increased our net pension expense by approximately $1 million.

Income Taxes

We account for income taxes in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” Under SFAS No. 109, deferred tax assets and liabilities are determined based on the differences between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Significant judgment is required in determining income tax provisions and in evaluating tax positions. We establish additional provisions for income taxes when, despite the belief that our tax positions are fully supportable, there remain certain positions that are likely to be challenged and that may not be sustained on review by tax authorities. We evaluate and may adjust these accruals in light of changing facts and circumstances. The consolidated tax provision includes the impact of changes to accruals that are considered appropriate.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with application of SFAS No. 109 by defining criteria that an individual tax position must meet before any part of the benefit of that position is recognized in the financial statements. Specifically, FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. Additionally, FIN 48 provides guidance on the measurement, derecognition, classification and disclosure of tax positions, along with accounting for the related interest and penalties. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening earnings retained in the business. We adopted FIN 48 on January 1, 2007 and recognized a liability for unrecognized tax benefits of $25 million that was accounted for as a reduction to the January 1, 2007 balance of earnings retained in the business.

Inventories

Inventories are valued at the lower of cost, determined on a last-in, first-out (“LIFO”) basis, or market. The inventory of leaf tobacco is classified as a current asset in accordance with generally recognized trade practice although, due to the duration of the aging processes, a significant portion of the tobacco on hand will not be sold or used within one year.

Recent Accounting Pronouncements

Please read “Recently adopted accounting pronouncements” beginning on page 56.

Business Environment

Participants in the U.S. tobacco industry, including us, face a number of issues that have adversely affected their results of operations and financial condition in the past and will continue to do so, including:

•	A substantial volume of litigation seeking compensatory and punitive damages ranging into the billions of dollars, as well as equitable and injunctive relief, arising out of allegations of cancer and other health effects resulting from the use of cigarettes, addiction to smoking or exposure to environmental tobacco smoke, including claims for economic damages relating to alleged misrepresentation concerning the use of descriptors such as “lights,” as well as other alleged damages.

•	Substantial annual payments continuing in perpetuity, and significant restrictions on marketing and advertising have been agreed to and are required under the terms of the State Settlement Agreements. The State Settlement Agreements impose a stream of future payment obligations on us and the other major U.S. cigarette manufacturers and place significant restrictions on ours and their ability to market and sell cigarettes.

•	The continuing contraction of the domestic cigarette market, in which we currently conduct our only significant business. As a result of price increases, restrictions on advertising, promotions and smoking in public and private facilities, increases in regulation and excise taxes, health concerns, a decline in the social acceptability of smoking, increased pressure from anti-tobacco groups and other factors, domestic cigarette shipments have decreased at a compound rate of approximately 2.2% from the twelve months ended December 31, 1999 through the twelve months ended December 31, 2008.

•	Increases in cigarette prices since 1998 have led to an increase in the volume of discount and, specifically, deep discount cigarettes. Cigarette price increases have been driven by increases in state and local excise taxes and by manufacturer price increases. Price increases have led, and continue to lead, to high levels of discounting and other promotional activities for premium brands. Deep discount brands have grown from an estimated share in 1998 of less than 1.5% to an estimated 13.1% for the twelve months ended December 31, 2008, and continue to be a significant competitive factor in the domestic market. We do not have sufficient empirical data to determine whether the increased price of cigarettes has deterred consumers from starting to smoke or encouraged them to quit smoking, but it is likely that increased prices and smoking restrictions may have had an adverse effect on consumption and may continue to do so.

•	Substantial federal, state and local excise taxes which are reflected in the retail price of cigarettes. For the twelve months ended December 31, 2008, the federal excise tax was $0.39 per pack and combined state and local excise taxes ranged from $0.07 to $4.25 per pack. For the twelve months ended December 31, 2008, excise tax increases that ranged from $0.20 per pack to $1.25 per pack were implemented in seven states and the District of Columbia. Congress recently enacted and the President signed into law an increase in the federal excise tax on cigarettes by $0.6166 per pack to $1.0066 per pack to finance health insurance for children. We believe that increases in excise and similar taxes have had an adverse impact on sales of cigarettes and that the new increase in the federal excise tax, as well as possible future increases, the extent of which cannot be predicted, could result in further volume declines for the cigarette industry, including us, and an increased sales shift toward deep discount cigarettes rather than premium brands. In addition, we, other cigarette manufacturers and importers are required to pay an assessment under a federal law designed to fund payments to tobacco quota holders and growers.

•	Substantial and increasing regulation of the tobacco industry and governmental restrictions on smoking. In recent years, states and many local and municipal governments and agencies, as well as private businesses, have adopted legislation, regulations or policies which prohibit, restrict, or discourage smoking, including legislation, regulations or policies prohibiting or restricting smoking in public buildings and facilities, stores, restaurants and bars, on airline flights and in the workplace. Other similar laws and regulations are currently under consideration and may be enacted by state and local governments in the future. A bill was introduced in February 2007 in the U.S. Congress to grant the FDA authority to regulate tobacco products. The bill was approved by the House of Representatives in 2008, but was not considered by the Senate during that year. It is possible that the full Senate and House of Representatives will consider and approve the bill in 2009. We believe that FDA regulations, if enacted by the FDA after the bill becomes law, could among other things result in new restrictions or a prohibition on the use of menthol as a flavor or ingredient in cigarettes, affect the manner in which cigarettes can be advertised and marketed, require larger and more severe health warnings on cigarette packaging, restrict the level of tar and nicotine contained in or yielded by cigarettes and may alter the way cigarette products are developed and manufactured. We also believe that any such proposals, if enacted, would provide our larger competitors with a competitive advantage.

•	In December 2008, the Federal Trade Commission issued a statement withdrawing its previous guidance allowing the use of the term “FTC method” to identify the testing protocol used by cigarette manufacturers to ascertain the tar and nicotine yields of cigarettes on advertising. The statement also set forth FTC’s position that it considered the use of certain descriptors like “lights” and “medium” in connection with the marketing and sale of cigarettes to be misleading consumers to believe that such cigarettes are safer than other cigarettes not bearing such descriptors. As a result of such statement, we will no longer list tar and nicotine yield information in our advertising and will include a statement that the use of certain descriptors on our packaging and advertising does not mean that the cigarette in question is any safer than any other flavor or style of cigarette.

The domestic market for cigarettes is highly competitive. Competition is primarily based on a brand’s price, including the level of discounting and other promotional activities, positioning, consumer loyalty, retail display, quality and taste. Our principal competitors are the two other major U.S. cigarette manufacturers, Philip Morris and RAI. We also compete with numerous other smaller manufacturers and importers of cigarettes, including deep discount cigarette manufacturers. We believe our ability to compete even more effectively has been restrained in some marketing areas as a result of retail merchandising contracts offered by Philip Morris and RAI which limit the retail shelf space available to our brands. As a result, in some retail locations we are limited in competitively supporting our promotional programs, which may constrain sales.

The following table presents selected industry and market share data for Lorillard for years ended December 31, 2008, 2007 and 2006:

Selected Industry and Market Share Data(1)

	Year Ended December 31,
	2008	2007	2006

Total Lorillard domestic unit volume (In billions)	37.0	35.8	36.1
Total industry domestic unit volume	345.3	357.2	376.0
Lorillard’s share of the domestic market	10.7%	10.0%	9.6%
Lorillard’s premium volume as a percentage of its domestic volume	92.3	94.3	94.8
Lorillard’s share of the premium market	13.6	13.0	12.7
Newport’s share of the domestic market	9.7	9.2	8.8
Newport’s share of the premium market	13.3	12.6	12.2
Total menthol segment market share for the industry	28.6	27.9	27.4
Total discount segment market share for the industry	27.3	27.2	28.1
Newport’s share of the menthol market	33.7	32.9	32.2
Newport’s share of Lorillard’s total volume(2)	90.3	91.8	91.8
Newport’s share of Lorillard’s net sales(2)	93.7	93.9	93.3

(1)	Source: Management Science Associates, Inc., (“MSAI”). MSAI divides the cigarette market into two price segments, the premium price segment and the discount or reduced price segment. MSAI’s information relating to unit sales volume and market share of certain of the smaller, primarily deep discount, cigarette manufacturers is based on estimates derived by MSAI. Lorillard management believes that volume and market share information for deep discount manufacturers may be understated and, correspondingly, market share information for the larger manufacturers, including Lorillard, may be overstated by MSAI.

(2)	Source: Lorillard shipment reports.

Income Statement Captions

Net sales includes revenue from product sales, net of sales incentives, and is recognized at the time that ownership of the goods transfers to customers and collectability is reasonably assured. Federal excise taxes are recognized on a gross basis, and are included in both net sales and cost of sales. Sales incentives include retail price discounts, coupons and retail display allowances, and are recorded as a reduction of revenue based on amounts estimated as due to customers and consumers at the end of a period based primarily on use and redemption rates.

Cost of sales includes federal excise taxes, leaf tobacco cost, wrapping and casing material, manufacturing labor and production salaries, wages and overhead, depreciation related to manufacturing plant and equipment, research and development costs, distribution, other manufacturing costs, State Settlement Agreement expenses, the federal assessment for tobacco growers, and promotional product expenses. Promotional product expenses include the cost, including all applicable excise taxes, of the free portion of “buy some get some free” promotions.

Selling, general and administrative expenses includes sales force expenses, legal and other costs of litigating and administering product liability claims, administrative expenses, and advertising and marketing costs. Advertising and marketing costs include items such as direct mail, advertising, agency fees and point of sale materials.

Other income (expense), net primarily includes interest and dividend income, realized gains and losses on sales of investments, equity in the earnings of limited partnership investments and interest expense related to income taxes.

Results of Operations

Year ended December 31, 2008 Compared to the Year ended December 31, 2007

	2008	2007
	(In millions)

Net sales (including excise taxes of $712 and $688)	$4,204	$3,969
Cost of sales	2,428	2,307

Gross profit	1,776	1,662
Selling, general and administrative	361	388

Operating income	1,415	1,274
Other income, net	19	109

Income before income taxes	1,434	1,383
Income taxes	547	485

Net income	$887	$898

Net sales.  Net sales increased by $235 million, or 5.9%, from $3,969 million in 2007 to $4,204 million in 2008. Net sales increased $168 million due to an increase in unit sales volume and $109 million due to higher average unit prices reflecting price increases in September, 2007, May, 2008 and December, 2008, partially offset by higher sales incentives of $42 million. Federal excise taxes are included in net sales and have remained constant at $19.50 per thousand units, or $0.39 per pack of 20 cigarettes, since January 1, 2002.

Our total unit volume increased 3.0% during 2008 compared to 2007 and our domestic unit volume increased 3.2% during 2008 compared to 2007. Unit volume amounts in this section are provided on a gross basis. Total Newport unit volume increased 1.4% in 2008 compared to 2007 and domestic Newport volume increased 1.5% in 2008 compared to 2007. Industry-wide domestic unit volume decreased an estimated 3.3% during 2008 compared to 2007. Industry shipments of premium brands comprised 72.7% of industry-wide domestic unit volume during 2008 compared to 72.8% during 2007.

Cost of sales.  Cost of sales increased by $121 million, or 5.2%, from $2,307 million in 2007 to $2,428 million in 2008. The increase in cost of sales is primarily attributed to higher expenses related to the State Settlement Agreements. We recorded pretax charges for our obligations under the State Settlement Agreements of $1,117 million and $1,048 million ($691 million and $680 million after taxes) for the years ended December 31, 2008 and 2007, respectively, an increase of $69 million. The $69 million pretax increase is due to the impact of the inflation adjustment ($30 million), higher gross unit sales ($32 million) and other adjustments ($7 million). Higher unit sales resulted in higher Federal Excise taxes ($24 million), higher manufacturing costs ($18 million) and higher costs under the Federal Assessment for Tobacco Growers ($6 million). Additionally, higher material prices ($24 million) were partially offset by lower promotional product expenses ($20 million).

Selling, general and administrative.  Selling, general and administrative expenses decreased $27 million, or 7.0%, from $388 million in 2007 to $361 million in 2008. The decrease was primarily due to a $66 million litigation charge in 2007, partially offset by an increase in legal expenses of $25 million in 2008 and $18 million of costs related to the separation of Lorillard from Loews. The $25 million increase in legal fees is primarily due to increased legal fees related to Engle Progeny case filings and legal fees related to a claim by Lorillard Tobacco that it is entitled to reduce its MSA payments based on a loss of market share to nonparticipating manufacturers. The $18 million of costs related to the separation from Loews includes $10 million for a management bonus and $8 million for financial and legal fees associated with the transaction.

Other income, net.  Other income, net decreased by $90 million, or 82.6%, from $109 million in 2007 to $19 million in 2008. Other income, net includes a loss of $1 million from equity in the earnings of limited partnership investments in 2008 compared to income of $34 million in 2007. Investments in limited partnerships were substantially reduced during the first quarter of 2008. The remaining decrease in other income, net reflects lower interest rates and a lower average invested asset balance for 2008 compared to 2007.

Income taxes.  Income taxes increased by $62 million, or 12.8%, from $485 million in 2007 to $547 million in 2008. The change reflects the increase in income before income taxes of $51 million in 2008, or 3.7% and an increase in the effective tax rate from 35.1% in 2007 to 38.2% in 2008. This increase in the effective tax rate impacts income tax expense by $44 million and is the result of the impact of the separation from Loews on the availability to us of the manufacturer’s deduction for the pre-separation period, the non-deductibility of certain separation expenses and the favorable resolution of certain tax matters in 2007.

Year ended December 31, 2007 Compared to the Year ended December 31, 2006

	2007	2006
	(In millions)

Net sales (including excise taxes of $688 and $699)	$3,969	$3,755
Cost of sales	2,307	2,160

Gross profit	1,662	1,595
Selling, general and administrative	388	354

Operating income	1,274	1,241
Other income, net	109	103

Income before income taxes	1,383	1,344
Income taxes	485	518

Net income	$898	$826

Net sales.  Net sales increased by $214 million, or 5.7%, from $3,755 million in 2006 to $3,969 million in 2007. Net sales increased $155 million due to higher average unit prices reflecting price increases in December 2006 and September 2007 and $136 million due to lower sales incentives, partially offset by a decrease of $77 million due to a reduction in unit sales volume. Federal excise taxes are included in net sales and have remained constant at $19.50 per thousand units, or $0.39 per pack of 20 cigarettes, since January 1, 2002.

Our total unit volume and domestic unit volume each decreased 0.8% during 2007 compared to 2006. Unit volume amounts in this section are provided on a gross basis. Total and domestic Newport unit volume each decreased 0.8% in 2007 compared to 2006. Industry-wide domestic unit volume decreased an estimated 5.0% during 2007 compared to 2006. Industry shipments of premium brands comprised 72.8% of industry-wide domestic unit volume during 2007 compared to 71.9% during 2006.

Cost of sales.  Cost of sales increased by $147 million, or 6.8%, from $2,160 million in 2006 to $2,307 million in 2007. We recorded pretax charges for our obligations under the State Settlement Agreements of $1,048 million and $911 million ($680 million and $560 million after taxes) for the years ended December 31, 2007 and 2006, respectively. The $137 million pretax increase is due to an increase in the base payment ($102 million) effective January 1, 2007, the impact of the inflation adjustment ($38 million) and other adjustments ($7 million), partially offset by lower gross unit sales ($10 million). The remaining increase in cost of sales is primarily attributable to a $26 million increase in promotional product expenses, offset by a decrease of $5 million in pension expense. Federal excise taxes for 2007 decreased by $11 million compared to the prior year, due to decreased unit sales volume.

Selling, general and administrative.  Selling, general and administrative expenses increased $34 million, or 9.6%, from $354 million in 2006 to $388 million in 2007. The increase was primarily due to a charge of $66 million related to litigation in 2007. Partially offsetting the increase was the absence of $20 million of costs related to a 2006 restructuring of the sales and market research departments, $14 million of lower expenses in 2007 related to the sales and market research department restructuring and $5 million of lower marketing and advertising expenses. In addition, our outside legal fees and other external product liability defense costs decreased by $2 million from $57 million in 2006 to $55 million in 2007.

Other income, net.  Other income, net increased by $6 million, or 5.8%, from $103 million in 2006 to $109 million in 2007. Other income, net includes $34 million from equity in the earnings of limited partnership investments in 2007 compared to $26 million in 2006, partially offset by a lower level of invested cash and lower interest rates.

Income taxes.  Income taxes decreased by $33 million, or 6.4%, from $518 million in 2006 to $485 million in 2007. The change reflects a decrease in the effective tax rate from 38.5% in 2006 to 35.1% in 2007 due to the statutory increase in the tax benefit related to the manufacturer’s deduction and resolution of certain state tax uncertainties, partially offset by the increase in income before income taxes of $39 million in 2007 or 2.9%.

Liquidity and Capital Resources

Our cash and cash equivalents, and investments, net of receivables and payables, totaled $1,220 million at December 31, 2008. At December 31, 2008, 98.6% of Lorillard’s cash and investments were invested in short-term securities that included $953 million in treasury money funds and $236 million in repurchase agreements with various financial institutions, which agreements are collateralized by treasury securities on deposit with the Company equal to 102% of the principal investment.

Cash Flows

Cash flow from operating activities.  The principal source of liquidity for our business and operating needs is internally generated funds from our operations. We generated net cash flow from operations of $980 million for 2008 compared to $882 million for 2007. The increased cash flow in 2008 reflects the payment of invoices under the MSA based on sales made in the current year but invoiced mostly in the following year and timing differences related to cash payments of estimated taxes. Net cash flow from operations was $882 million for 2007, compared to $778 million for 2006. The increased cash flow in 2007 reflects higher net income, the payment of invoices under the MSA based on sales made in the current year but invoiced mostly in the following year, and timing differences related to cash payments of estimated taxes.

Cash flow from investing activities.  The changes in cash flow from investing activities arise from our decision to reposition our invested assets from fixed maturities classified as investments available for sale to short term instruments classified as cash equivalents. Our cash flow from investing activities provided cash of $201 million and $367 million for the twelve months ended December 31, 2008 and 2007, respectively. The decrease in cash flow provided by investing activities in 2008 is primarily due to a decrease in the level of investment purchases and sales. As a result, for the years ended December 31, 2008, 2007 and 2006 cash flows from investing activities provided cash of $201 million, provided cash of $367 million and used cash of $415 million, respectively.

Capital expenditures were $44 million, $51 million and $30 million for 2008, 2007 and 2006, respectively. The expenditures were primarily for the modernization of manufacturing equipment. Our capital expenditures for 2009 are forecast to be between $50 million and $60 million.

Cash flow from financing activities.  Our cash flow from operations has exceeded our working capital and capital expenditure requirements in each of the years ended December 31, 2008, 2007 and 2006. We paid cash dividends to Loews of $1,170 million and $783 million for the years ended December 31, 2007 and 2006, respectively. We paid cash dividends to Loews of $291 million and $200 million on January 24, 2008 and April 28, 2008, respectively. We paid cash dividends to shareholders of $158 million and on $155 million on September 12, 2008 and December 12, 2008, respectively. During 2008, we repurchased approximately 5.9 million shares under our repurchase program at a cost of $400 million. That program is complete.

Liquidity

We believe that cash flow from operating activities will be sufficient for the foreseeable future to enable us to meet our obligations under the State Settlement Agreements and to fund our working capital and capital expenditure requirements. We cannot predict our cash requirements related to any future settlements or judgments, including cash required to bond any appeals, if necessary, and can make no assurance that we will be able to meet all of those requirements.

Our pension plans’ assets were negatively impacted by declining equity markets in 2008. The rate of return on our pension assets in 2008 was a negative 8.7%. Our pension expense was $7 million in 2008 and we anticipate pension expense of approximately $30 million in 2009. We contributed $16 million to our pension plans in 2008 and anticipate a contribution of $16 million in 2009.

Other than commercial obligations incurred in the ordinary course of business, we have no indebtedness for borrowed money as of December 31, 2008. We believe that it would be appropriate for a company of our size and financial characteristics to have a prudent level of debt as a component of our capital structure in order to reduce our total cost of capital and improve total shareholder returns. Accordingly, we expect that we will seek to raise between $750 million and $1.0 billion of debt financing, although the structure, timing and amount of such indebtedness has not yet been determined and will depend on a number of factors, including, but not limited to the prevailing credit and interest rate environment, our cash requirements, and other business, financial and tax considerations. The proceeds of any such debt financing may be used to fund stock repurchases, acquisitions, dividends or for other general corporate purposes. We presently have no commitments or agreements with or from any third party regarding any debt financing transaction and no assurance can be given that we will ultimately pursue any debt financing or, if pursued, that we will be able to obtain debt financing at the suggested levels or on attractive terms.

State Settlement Agreements

The State Settlement Agreements require us and the other Original Participating Manufacturers (Philip Morris Incorporated, Brown & Williamson Tobacco Corporation and R.J. Reynolds Tobacco Company) to make aggregate annual payments of $10.4 billion in perpetuity, subject to adjustment for several factors described below. In addition, the Original Participating Manufacturers are required to pay plaintiffs’ attorneys’ fees, subject to an aggregate annual cap of $500 million, as well as an additional aggregate amount of up to $125 million in each year through 2008. These payment obligations are several and not joint obligations of each of the Original Participating Manufacturers. Our obligations under the State Settlement Agreements will materially adversely affect our cash flows and operating income in future years.

Both the aggregate payment obligations of the Original Participating Manufacturers, and our payment obligations, individually, under the State Settlement Agreements are subject to adjustment for several factors which include:

•	inflation;

•	aggregate volume of Original Participating Manufacturers cigarette shipments;

•	other Original Participating Manufacturers and our market share; and

•	aggregate Original Participating Manufacturers operating income, allocated to such manufacturers that have operating income increases.

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

During 2008, we paid $1.08 billion under the State Settlement Agreements, primarily based on 2007 volume. In addition, in April 2008, we deposited $72 million, in an interest-bearing escrow account in accordance with procedures established in the MSA pending resolution of a claim by us and the other Original Participating Manufacturers that they are entitled to reduce their MSA payments based on a loss of market share to non-participating manufacturers. Most of the states that are parties to the MSA are disputing the availability of the reduction and we believe that this dispute will ultimately be resolved by judicial and arbitration proceedings. Our $72 million reduction is based upon the Original Participating Manufacturers collective loss of market share in 2005. In April of 2007 and 2006, we had previously deposited $111 million and $109 million, respectively, in the same escrow account discussed above, which was based on a loss of market share in 2004 and 2003 to non-participating manufacturers. We and other Original Participating Manufacturers have the right to claim additional reductions of MSA payments in subsequent years under provisions of the MSA. We anticipate the amount payable in 2009 will be approximately $1.10 billion to $1.15 billion, primarily based on 2008 estimated industry volume.

Contractual Cash Payment Obligations

The following table presents the contractual cash payment obligations of Lorillard as of December 31, 2008:

					More
		Less Than			Than 5
	Total	1 Year	1-3 Years	3-5 Years	Years
	(In millions)

Leaf tobacco purchase commitments	$364	$214	$133	$17	$—
Operating lease obligations	4	2	2	—	—
Machinery purchase commitments	60	60	—	—	—

Total	$428	$276	$135	$17	$—

In addition to the obligations presented in the table above, as of December 31, 2008, we believe that it is reasonably possible that payments of up to $3 million may be made to various tax authorities in the next twelve months related to gross unrecognized tax benefits. We cannot make a reasonably reliable estimate of the amount of liabilities for unrecognized tax benefits that may result in cash settlements for periods beyond twelve months.

As previously discussed, we have entered into the State Settlement Agreements which impose a stream of future payment obligations on us and the other major U.S. cigarette manufacturers. Our portion of ongoing adjusted settlement payments, including fees to settling plaintiffs’ attorneys, are based on a number of factors which are described above. Our cash payment under the State Settlement Agreements in 2008 amounted to $1.08 billion and we estimate our cash payments in 2009 under the State Settlement Agreements will be between $1.10 billion and $1.15 billion, primarily based on 2008 estimated industry volume. Payment obligations are not incurred until the related sales occur and therefore are not reflected in the above table. Please see the discussion of the calculation of the Original Participating Manufacturers base payment obligations under the State Settlement Agreements under “— State Settlement Agreements” on page 45.

Off-Balance Sheet Arrangements — None.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We invest in financial instruments that involve market risk. Our measure of market risk exposure represents an estimate of the change in fair value of our financial instruments. Market risk exposure is presented below for each class of financial instrument we held at December 31, 2008, assuming immediate adverse market movements of the magnitude described below. We believe that the rate of adverse market movement represents a measure of exposure to loss under hypothetically assumed adverse conditions. The estimated market risk exposure represents the hypothetical loss to future earnings and does not represent the maximum possible loss nor any expected actual loss, even under adverse conditions, because actual adverse fluctuations would likely differ. In addition, since our investment portfolio is subject to change based on our portfolio management strategy as well as in response to changes in the market, these estimates are not necessarily indicative of the actual results which may occur. The market risk exposure represents the potential loss in carrying value and pretax impact to future earnings caused by the hypothetical change in price.

Exposure to market risk is managed and monitored by senior management. Senior management approves our overall investment strategy and has the responsibility to ensure that the investment positions are consistent with that strategy with an acceptable level of risk.

Interest rate risk.  Our investments, which are included in cash and cash equivalents, consist of treasury money market funds and repurchase agreements with financial institutions, which agreements are collateralized by treasury securities on deposit with the Company equal to 102% of the principal investment. Those investments are exposed to fluctuations in interest rates. A sensitivity analysis, based on a hypothetical 1% increase or decrease in interest rates on our average 2008 investments, would cause an increase or decrease in pre-tax income of approximately $12 million.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements and Supplementary Data are comprised of the following sections:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Lorillard, Inc.
Greensboro, North Carolina.

We have audited the accompanying consolidated balance sheets of Lorillard, Inc. and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Notes 1 and 9 to the consolidated financial statements, in 2007, the Company changed its method of accounting for income tax contingencies to conform to FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109.”

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Charlotte, North Carolina
March 2, 2009

LORILLARD, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
	(In millions)

ASSETS:
Cash and cash equivalents	$1,191	$1,210
Accounts receivable, less allowances of $2 and $2	7	5
Other receivables	53	5
Receivable from limited partnerships	2	198
Inventories	255	223
Deferred income taxes	454	462

Total current assets	1,962	2,103
Plant and equipment	218	207
Prepaid pension assets	36	103
Other investments	15	65
Deferred taxes and other assets	90	122

Total assets	$2,321	$2,600

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Accounts and drafts payable	$30	$29
Accrued liabilities	255	231
Settlement costs	974	919
Income taxes	14	9

Total current liabilities	1,273	1,188
Postretirement pension, medical and life insurance benefits	317	284
Other liabilities	100	115

Total liabilities	1,690	1,587

Commitments and Legal Contingencies

Shareholders’ Equity:

Preferred stock, $0.01 par value, authorized 10 million shares	—	—
Common stock:
Authorized — 600 million shares; par value — $.01 per share
Issued — 174 million and 174 million shares
Outstanding — 168 million and 174 million shares	2	2
Additional paid-in capital	222	217
Earnings retained in the business	965	882
Accumulated other comprehensive loss	(158)	(88)

	1,031	1,013
Treasury shares at cost, 6 million shares in 2008	(400)	—

Total shareholders’ equity	631	1,013

Total liabilities and shareholders’ equity	$2,321	$2,600

See Notes to Consolidated Financial Statements

LORILLARD, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2008	2007	2006
	(In millions)

Net sales (including excise taxes of $712, $688 and $699)	$4,204	$3,969	$3,755
Cost of sales	2,428	2,307	2,160

Gross profit	1,776	1,662	1,595
Selling, general and administrative	361	388	354

Operating income	1,415	1,274	1,241
Other income (expense), net	19	109	103

Income before income taxes	1,434	1,383	1,344
Income taxes	547	485	518

Net income	$887	$898	$826

Earnings per share:
Basic	$5.15	$5.16	$4.75
Diluted	$5.15	$5.16	$4.75

Number of shares outstanding:
Basic	172.09	173.92	173.92
Diluted	172.21	173.92	173.92

See Notes to Consolidated Financial Statements

LORILLARD, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Accum-
					ulated
	Compre-			Earnings	Other		Total
	hensive		Additional	Retained	Compre-		Share-
	Income	Common	Paid-in	in the	hensive	Treasury	holders’
	(Loss)	Stock	Capital	Business	Loss	Shares	Equity
	(In millions)

Balance, January 1, 2006, as previously reported		$—	$213	$1,136	$(9)	$—	$1,340
Par value adjustment, Lorillard common stock — 1.7 million to 1 stock split		2	(2)				—

Balance, January 1, 2006, as adjusted		2	211	1,136	(9)	—	1,340
Comprehensive income:
Net income	$826			826			826
Other comprehensive gains, pension liability, net of tax expense of $5	9				9		9

Comprehensive income	$835

Dividends paid				(783)			(783)
Effect of adopting SFAS No. 158 on pension liability, net of tax benefit of $53					(99)		(99)
Share-based compensation			2				2

Balance, December 31, 2006		$2	$213	$1,179	$(99)	$—	$1,295

Balance, January 1, 2007, as previously reported		$—	$215	$1,179	$(99)	$—	$1,295
Par value adjustment, Lorillard common stock — 1.7 million to 1 stock split		2	(2)				—
Effect of adopting FIN No. 48 on retained earnings				(25)			(25)

Balance, January 1, 2007, as adjusted		2	213	1,154	(99)	—	1,270
Comprehensive income:
Net income	$898			898			898
Other comprehensive gains, pension liability, net of tax expense of $6	11				11		11

Comprehensive income	$909

Dividends paid				(1,170)			(1,170)
Share-based compensation			4				4

Balance, December 31, 2007		$2	$217	$882	$(88)	$—	$1,013

Balance, January 1, 2008, as previously reported		$—	$219	$882	$(88)	$—	$1,013
Par value adjustment, Lorillard common stock — 1.7 million to 1 stock split		2	(2)				—

Balance, January 1, 2008, as adjusted		2	217	882	(88)	—	1,013
Comprehensive income:
Net income	$887			887			887
Other comprehensive loss, pension liability, net of tax benefit of $38	(70)				(70)		(70)

Comprehensive income	$817

Dividends paid				(804)			(804)
Shares repurchased						(400)	(400)
Share-based compensation			5				5

Balance, December 31, 2008		$2	$222	$965	$(158)	$(400)	$631

See Notes to Consolidated Financial Statements

LORILLARD, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2007	2006
	(In millions)

Cash flows from operating activities:
Net income	$887	$898	$826
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32	40	47
Deferred income taxes	72	(62)	(20)
Share-based compensation	3	2	1
Gain on investments	—	(34)	(26)
Amortization of marketable securities	—	(22)	(26)
Changes in operating assets and liabilities:
Accounts receivable	(38)	6	10
Inventories	(32)	(40)	(1)
Accounts payable and accrued liabilities	28	(20)	(23)
Settlement costs	43	102	23
Income taxes	5	(44)	(53)
Other assets	5	(12)	6
Postretirement health and life insurance benefits	(7)	(4)	15
Litigation accrual	—	66	—
Other	(18)	6	(1)

Net cash provided by operating activities	980	882	778

Cash flows from investing activities:
Purchases of investments	(1,050)	(4,916)	(5,059)
Proceeds from sales of investments	545	1,934	2,124
Proceeds from maturities of investments	750	3,400	2,550
Additions to plant and equipment	(44)	(51)	(30)

Net cash provided by (used in) investing activities	201	367	(415)

Cash flows from financing activities:
Dividends paid	(804)	(1,170)	(783)
Shares repurchased	(400)	—	—
Excess tax benefits from share-based arrangements	4	3	2

Net cash used in financing activities	(1,200)	(1,167)	(781)

Change in cash and cash equivalents	(19)	82	(418)
Cash and cash equivalents, beginning of year	1,210	1,128	1,546

Cash and cash equivalents, end of year	$1,191	$1,210	$1,128

Cash paid for:
Income taxes	$514	$598	$589

See Notes to Consolidated Financial Statements

LORILLARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Significant Accounting Policies

Basis of presentation — Lorillard, Inc., through its subsidiaries, is engaged in the manufacture and sale of cigarettes. Its principal products are marketed under the brand names of Newport, Kent, True, Maverick and Old Gold with substantially all of its sales in the United States of America. Sales to one customer represented 26%, 24% and 23% of total sales of Lorillard in 2008, 2007 and 2006, respectively.

The consolidated financial statements of Lorillard, Inc. (the “Company”), together with its subsidiaries (“Lorillard”), include the accounts of the Company and its subsidiaries after the elimination of intercompany accounts and transactions. The Company manages its operations on the basis of one operating and reportable segment through its principal subsidiary, Lorillard Tobacco Company (“Lorillard Tobacco”).

On May 7, 2008, the Company amended its certificate of incorporation to affect a 1,739,234.29 for 1 stock split of its 100 shares of its Common Stock then outstanding. All common share and per share information has been retroactively adjusted for the periods presented.

On June 10, 2008, Loews Corporation (“Loews”) distributed 108,478,429 shares of common stock of the Company in exchange for and in redemption of all 108,478,429 outstanding shares of Loews’ Carolina Group stock, as described in the Registration Statement (File No. 333-149051) filed on Form S-4 (the “Separation”). Pursuant to the terms of the Exchange Offer, described in the Registration Statement, on June 16, 2008, Loews accepted 93,492,857 shares of Loews common stock in exchange for 65,445,000 shares of the Company’s Common Stock. As a result of such distributions, Loews ceased to own any equity interest in the Company and the Company became an independent publicly held company.

Prior to June 10, 2008, the date of the Company’s Separation from Loews, Lorillard was included in the Loews consolidated federal income tax return, and federal income tax liabilities were included on the balance sheet of Loews. Under the terms of the pre-Separation Tax Allocation Agreement between Lorillard and Loews, the Company made payments to, or was reimbursed by Loews for the tax effects resulting from its inclusion in Loews’ consolidated federal income tax return. As of December 31, 2008, Loews is obligated to reimburse Lorillard $14 million related to pre-Separation tax benefits and payments, which will be reimbursed by December 2009.

Use of estimates — The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and related notes. Significant estimates in the consolidated financial statements and related notes include: (1) accruals for tobacco settlement costs, legal expenses and litigation costs, sales incentive programs, income taxes and share based compensation, (2) the determination of discount and other rate assumptions for defined benefit pension and other postretirement benefit expenses and (3) the valuation of pension assets. Actual results could differ from those estimates.

Cash equivalent — Cash equivalents consist of short-term liquid investments with a maturity at date of purchase of three months or less. Interest and dividend income are included as a component of Other income, net. The cost of securities sold is based on the specific identification method and transactions are recorded on the trade date.

Repurchase agreements — During 2008 and 2007, Lorillard loaned cash to unrelated parties, primarily major financial institutions through collateralized repurchase agreements. Borrowers must deposit treasury securities as collateral with Lorillard of at least 102% of the amount of cash loaned. The securities received as collateral by Lorillard are not reflected as assets of Lorillard as there exists no right to sell or repledge the collateral. There were $236 and $636 of repurchase agreements outstanding at December 31, 2008 and 2007, respectively.

Inventories — Inventories are valued at the lower of cost, determined on a last-in, first-out (LIFO) basis, or market. A significant portion of leaf tobacco on hand will not be sold or used within one year, due to the

LORILLARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

duration of the aging process. All inventory of leaf tobacco, including the portion that has an operating cycle that exceeds 12 months, is classified as a current asset in accordance with Accounting Research Bulletin No. 43 and is generally consistent with recognized trade practice.

Depreciation — Buildings, machinery and equipment are depreciated for financial reporting purposes on the straight-line method over estimated useful lives of those assets of 40 years for buildings and 3 to 12 years for machinery and equipment.

Other investments — Other investments primarily include investments in limited partnerships that are recorded at Lorillard’s share of the net asset value of each partnership, or carrying value, as determined by the General Partner. Changes in net asset values are accounted for under the equity method and recorded within Other income (expense), net. The majority of the limited partnerships employ strategies to generate returns through investing in a substantial number of securities that are readily marketable. Those strategies may include the use of leverage and hedging techniques that potentially introduce more volatility and risk to the partnerships. During the fourth quarter of 2007, Lorillard notified certain limited partnerships of its intention to liquidate its position as of December 31, 2007, and accordingly recorded a receivable of $198 million for the amount Lorillard expected to receive based upon its capital accounts as of December 31, 2007. In 2008, Lorillard notified the remaining limited partnerships of its intention to liquidate its position. During 2008, $196 million was received. As of December 31, 2008, a receivable of $2 million remains in accordance with holdback provisions contained in the partnership agreements.

Revenue recognition — Revenue from product sales, net of sales incentives, is recognized at the time ownership of the goods transfers to customers and collectability is reasonably assured. Federal excise taxes are recognized on a gross basis, and are reflected in both net sales and cost of sales. Sales incentives include retail price discounts, coupons and retail display allowances and are recorded as a reduction of revenue based on amounts estimated as due to customers and consumers at the end of a period based primarily on use and redemption rates.

Cost of sales — Cost of sales includes federal excise taxes, leaf tobacco cost, wrapping and casing material, manufacturing labor and production salaries, wages and overhead, research and development costs, distribution, other manufacturing costs, State Settlement Agreement expenses, the federal assessment for tobacco growers, and promotional product expenses. Promotional product expenses include the cost, including excise taxes, of the free portion of “buy some get some free” promotions.

Advertising and marketing costs — Advertising costs are recorded as expense in the year incurred. Marketing and advertising costs that include such items as direct mail, advertising, agency fees and point of sale materials are included in selling, general and administrative expenses. The amounts of advertising expense were $47 million, $50 million and $45 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Research and development costs — Research and development costs are recorded as expense as incurred, are included in cost of sales and amounted to $20, $18 and $18 million for each of the years ended December 31, 2008, 2007 and 2006, respectively.

Tobacco settlement costs — Lorillard recorded pre-tax charges of $1,117 million, $1,048 million and $911 million for the years ended December 31, 2008, 2007 and 2006, respectively, to accrue its obligations under the State Settlement Agreements (see Note 12). Lorillard’s portion of ongoing adjusted payments and legal fees is based on its share of domestic cigarette shipments in that year. Accordingly, Lorillard records its portion of ongoing settlement payments as part of cost of sales as the related sales occur. Payments are made annually and are generally due in April of the year following the accrual of costs. The settlement cost liability on the balance sheets represents the unpaid portion of the Company’s obligations under the State Settlement Agreements.

LORILLARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Legal costs and loss contingencies — Legal costs are expensed as incurred and amounted to $80 million, $55 million and $57 million for the years ended December 31, 2008, 2007 and 2006, respectively. Loss contingencies related to pending or threatened litigation are accrued as a charge to selling, general and administrative expense when both of the following conditions are met: (i) a determination that it is probable that an asset has been impaired or a liability has been incurred, and (ii) the amount of loss can be reasonably estimated. See Note 12 for a description of loss contingencies.

Restructuring charges — In April 2006, Lorillard commenced a restructuring of its sales and market research department and offered an early retirement program to eligible employees. As a result, in 2006 Lorillard recorded restructuring costs of $20 million in administrative expenses primarily for early retirement and curtailment charges on pension and other postretirement benefit plans. Substantially all payments relating to these costs were made in 2006.

Taxes — Tax accruals are recorded to address potential exposures involving tax positions taken that may be challenged by taxing authorities. The tax accruals contain assumptions based on past experiences and judgments about potential actions by taxing jurisdictions. The ultimate resolution of these matters may be greater or less than the amounts accrued.

Accumulated Other Comprehensive Income (Loss)  — The components of accumulated other comprehensive income (loss) (“AOCI”) include the pension liability and any unrealized gains (losses) on available for sale investments, net of related taxes.

Recently adopted accounting pronouncements — In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes an interpretation of FASB Statement No. 109.” FIN No. 48 prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that the company has taken or expects to take on a tax return. FIN No. 48 states that a tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable, based on its technical merits. The tax benefit of a qualifying position is the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with a taxing authority having full knowledge of all relevant information. Lorillard adopted FIN No. 48 on January 1, 2007 and recorded a decrease to retained earnings of $25 million. See Note 9 for additional information on the provision for income taxes.

In June 2006, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation).” The pronouncement was effective for fiscal years beginning after December 15, 2006. The task force reached a conclusion that either the Gross or Net method is acceptable; however, if taxes are reported on a gross basis (included as sales) a company should disclose those amounts if significant. Excise taxes are included in revenues and the amounts are disclosed.

In September 2006, the FASB issued Statement of Financial Standards (“SFAS”) No. 157, “Fair Value Measurements” effective for fiscal years beginning after November 15, 2007. Lorillard adopted SFAS No. 157 on January 1, 2008, utilizing the one year deferral that was granted for the implementation of SFAS No. 157 for all nonrecurring fair value measurements of non-financial assets and liabilities. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The adoption of SFAS No. 157 did not have a material impact on Lorillard’s financial position or results of operations. See disclosures under SFAS No. 157 in Note 7.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” SFAS No. 158 requires an employer to recognize the funded status of a defined benefit postretirement plan in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. Lorillard adopted

LORILLARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SFAS No. 158 in December of 2006 which decreased equity by $99 million as of December 31, 2006. See Note 10 for additional information on Lorillard’s benefit plans.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 provides companies with an option to report selected financial assets and liabilities at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Lorillard elected not to adopt the provisions permitting the measurement of eligible financial assets and liabilities at January 1, 2008.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The effective date for SFAS No. 162 is November 15, 2008. The adoption of SFAS No. 162 did not have a material impact on Lorillard’s financial position or results of operations.

In June 2008, the FASB issued FASB Staff Position FSP EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities”, which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share. This interpretation is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years. Lorillard adopted this interpretation on January 1, 2009. The adoption of EITF -03-6-1 will not have a material impact on Lorillard’s financial position or results of operations.

In December 2007, the FASB ratified EITF Issue No. 07-1 “Accounting for Collaborative Arrangements” effective for fiscal years beginning after December 15, 2008. (“EITF 07-1”). EITF 07-1 defines a collaborative arrangement as an arrangement where the parties are active participants and have exposure to significant risks. Transactions with third parties should be classified in the financial statements in the appropriate category according to Emerging Issues Task Force (“EITF”) Issue No. 99-19 “Reporting Revenue Gross as a Principal versus Net as an Agent”. Payments between the partners of the collaborative agreement should be categorized based on the terms of the agreement, business operations, and authoritative literature. Lorillard adopted this interpretation on January 1, 2009. The adoption of EITF 07-1 will not have a material impact on Lorillard’s financial position or results of operations.

Accounting pronouncements not yet adopted — In December 2008, the FASB issued FSP FAS 132(R)-1 “Employers’ Disclosures About Postretirement Benefit Plan Assets” effective for years ending after December 15, 2009 with early application permitted. FSP FAS 132(R)-1 requires disclosure of investment policies and strategies in narrative form. FSP FAS 132(R)-1 also requires employer disclosure on the fair value of plan assets, including a) the level in the fair value hierarchy, b) a reconciliation of beginning and ending fair value balances for Level 3 assets, and c) information on inputs and valuation techniques. Lorillard is evaluating the impact that adopting FSP FAS 132(R)-1 will have on its financial position or results of operations.

LORILLARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Inventories

Inventories are valued at the lower of cost, determined on a LIFO basis, or market and consisted of the following:

	December 31,
	2008	2007
	(In millions)

Leaf tobacco	$208	$172
Manufactured stock	42	45
Materials and supplies	5	6

	$255	$223

If the average cost method of accounting was used, inventories would be greater by approximately $155 million and $151 million at December 31, 2008 and 2007, respectively.

3.	Plant and Equipment

Plant and equipment is stated at cost and consisted of the following:

	December 31,
	2008	2007
	(In millions)

Land	$3	$3
Buildings	87	85
Equipment	532	565

Total	622	653
Accumulated depreciation	(404)	(446)

Plant and equipment-net	$218	$207

Depreciation and amortization expense was $32 million, $40 million and $47 million for 2008, 2007 and 2006, respectively.

4.	Accrued Liabilities

Accrued liabilities were as follows:

	December 31,
	2008	2007
	(In millions)

Legal fees	$21	$17
Salaries and other compensation	21	19
Medical and other employee benefit plans	27	29
Consumer rebates	62	66
Sales promotion	23	24
Excise and other taxes	56	45
Other accrued liabilities	45	31

Total	$255	$231

LORILLARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Commitments

Lorillard leases certain real estate and transportation equipment under various operating leases. Listed below are future minimum rental payments required under those operating leases with noncancelable terms in excess of one year.

December 31, 2008
(In millions)

2009	$2
2010	1
2011	1
2012	—
2013	—

Net minimum lease payments	$4

Rental expense for all operating leases was $6 million, $6 million and $8 million for 2008, 2007 and 2006, respectively.

At December 31, 2008, Lorillard had contractual purchase obligations of approximately $424 million. These purchase obligations include agreements to purchase leaf tobacco and machinery. Future contractual purchase obligations at December 31, 2008 were as follows:

	2009	2010	2011	2012	2013
	(In millions)

Contractual purchase obligations	$274	$43	$45	$45	$17

6.	Other Income, Net

The components of other income, net consisted of the following:

	Year Ended December 31,
	2008	2007	2006
	(In millions)

Interest income	$21	$72	$78
Limited partnership income (loss)	(1)	34	26
Realized gains (losses), net	—	3	(1)
Other	(1)	—	—

Other income (expense), net	$19	$109	$103

7.	Fair Value

Fair value is the price that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The following fair value hierarchy is used in selecting inputs, with the highest priority given to Level 1, as these are the most transparent or reliable:

•	Level 1 — Quoted prices for identical instruments in active markets.

•	Level 2 — Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs are observable directly or indirectly.

LORILLARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	Level 3 — Valuations derived from valuation techniques in which one or more significant inputs are unobservable.

Lorillard is responsible for the valuation process and as part of this process may use data from outside sources in establishing fair value. Lorillard performs due diligence to understand the inputs used or how the data was calculated or derived, and corroborates the reasonableness of external inputs in the valuation process.

Assets and liabilities measured at fair value on a recurring basis are summarized below. The valuation of securities that are actively traded or have quoted prices are classified as Level 1. These securities include repurchase agreements and money market funds and were valued as follows at December 31, 2008:

	Level 1	Level 2	Level 3	Total
	(In millions)

Repurchase agreements, collateralized by treasury securities	$236	$—	$—	$236
Treasury money market funds	953	—	—	953
Money market funds	1	—	—	1

Total cash and cash equivalents	$1,190	$—	$—	$1,190

8.	Earnings Per Share

Basic and diluted earnings per share (“EPS”) were calculated using the following:

	Year Ended
	December 31,
	2008	2007
	(In millions)

Net Earnings	$887	$898
Weighted Average Shares Outstanding — Basic	172.09	173.92
Stock Options and Stock Appreciation Rights	0.12	0.00

Weighted Average Shares Outstanding — Diluted	172.21	173.92

Options to purchase 0.4 million shares of common stock were excluded from the diluted earnings per share calculation because their effect would be anti-dilutive for the year ended December 31, 2008.

Loews distributed its interest in the Company to holders of Loews’ Carolina Group stock and Loews’ common stock in a series of transactions which were completed on June 10, 2008 and June 16, 2008, respectively. The Company had 173,923,429 shares outstanding as of the Separation from Loews. All prior period EPS amounts were adjusted to reflect the new capital structure of the Company.

9.	Income Taxes

Prior to the Separation, Lorillard was included in the Loews consolidated federal income tax return, and federal income tax liabilities were included on the balance sheet of Loews. Under the terms of the pre-Separation Tax Allocation Agreement between Lorillard and Loews, Lorillard made payments to, or was reimbursed by Loews for the tax effects resulting from its inclusion in Loews’ consolidated federal income tax return. As of December 31, 2008, Loews is obligated to reimburse Lorillard $14 million related to pre-Separation tax benefits and payments, which will be reimbursed by December 2009. Following the Separation, Lorillard and its eligible subsidiaries will file a stand alone consolidated federal income tax return.

The Separation Agreement imposes restrictions on Lorillard’s ability to engage in certain significant corporate transactions, for a period of two years, that could cause the Separation to become taxable to Loews. Lorillard, however, may undertake any such action if it first obtains a supplemental ruling from the IRS or an

LORILLARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

unqualified tax opinion of a nationally recognized law firm, in either case in form and substance reasonably acceptable to Loews, to the effect that the proposed transaction would not adversely affect the tax-free nature of the Separation. The Separation Agreement also requires Lorillard (and any successor entity) to indemnify Loews for any losses resulting from the failure of the Separation to qualify as a tax-free transaction (except if the failure to qualify is solely due to Loews’s fault). This indemnification obligation applies regardless of whether the action is restricted as described above, or whether Lorillard or a potential acquirer obtains a supplemental ruling or an opinion of counsel.

The Separation Agreement further provides for cooperation between Lorillard and Loews with respect to additional tax matters, including the exchange of information and the retention of records which may affect the income tax liability of the parties to the Separation Agreement.

Lorillard’s consolidated federal income tax returns have been settled through 2005 with the Internal Revenue Service (“IRS”). The outcome of these examinations did not have a material effect on the financial condition or results of operations of Lorillard. The 2006 federal income tax return is subject to examination by the IRS. For 2007 and 2008, the IRS has invited Loews and its eligible subsidiaries to participate in the Compliance Assurance Process (“CAP”) which is a voluntary program for a limited number of large corporations. Loews and Lorillard, as an eligible subsidiary, agreed to participate. Under CAP, the IRS conducts a real-time audit and works contemporaneously with Lorillard to resolve any issues prior to the filing of the tax return. Lorillard’s participation in the CAP will end when the IRS approves Loews’ 2008 consolidated federal income tax return as filed.

During 2008, the IRS completed its examination of the 2007 Loews consolidated federal income tax return resulting in no changes being made to the reported tax on the return.

As discussed in Note 1, Lorillard adopted the provisions of FIN No. 48, “Accounting for Uncertainty in Income Taxes,” on January 1, 2007. As a result of the implementation of FIN No. 48, Lorillard recognized a decrease to beginning retained earnings on January 1, 2007 of $25 million. At December 31, 2008 and December 31, 2007, there were $19 million and $21 million, respectively, of tax benefits that, if recognized, would affect the effective tax rate.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(In millions)
Balance at January 1, 2008	$33
Additions for tax positions of prior years	2
Reductions for tax positions of prior years	(3)
Addition based on tax position related to the current year	5
Settlements	(2)
Lapse of statute of limitations	(6)

Balance at December 31, 2008	$29

Lorillard recognizes interest accrued related to unrecognized tax benefits and tax refund claims in other income, net on the Consolidated Statements of Income. Lorillard recognizes penalties (if any) in income tax expense on the Consolidated Statements of Income. During the year ended December 31, 2008, Lorillard recognized an expense of approximately $1 million in interest and penalties. Lorillard had accrued interest and penalties related to unrecognized tax benefits of $15 million and $14 million at December 31, 2008 and December 31, 2007, respectively.

Due to the potential for resolution of certain tax examinations and the expiration of various statutes of limitation, it is reasonably possible that Lorillard’s gross unrecognized tax benefits balance may decrease by approximately $8 million in the next twelve months.

LORILLARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company and/or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, various states and city jurisdictions and one foreign jurisdiction. Lorillard is no longer subject to U.S. federal examination for years before 2005. With few exceptions, Lorillard is no longer subject to state, local or foreign tax examinations by taxing authorities for years before 2004.

The provision (benefit) for income taxes consisted of the following:

	Year Ended December 31,
	2008	2007	2006
	(In millions)

Current
Federal	$398	$470	$449
State	78	77	89
Deferred
Federal	58	(39)	(17)
State	13	(23)	(3)

Total	$547	$485	$518

Deferred tax assets (liabilities) are as follows:

	December 31,
	2008	2007
	(In millions)

Deferred tax assets:
Employee benefits	$111	$78
Settlement costs	416	395
State and local income taxes	14	15
Inventory capitalization	10	10
Engle escrow agreement	—	96
Litigation and legal	32	33

Gross deferred tax assets	583	627

Deferred tax liabilities:
Depreciation	(27)	(27)
Federal effect of state deferred taxes	(31)	(36)
Other	—	(6)

Gross deferred tax liabilities	(58)	(69)

Net deferred tax assets	$525	$558

Total income tax expense for the years ended December 31, 2008, 2007 and 2006 was different than the amounts of $502 million, $484 million and $470 million, computed by applying the statutory U.S. federal income tax rate of 35% to income before taxes for each of the years.

LORILLARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation between the statutory federal income tax rate and Lorillard’s effective income tax rate as a percentage of income is as follows:

	2008	2007	2006

Statutory rate	35.0%	35.0%	35.0%
Increase (decrease) in rate resulting from:
State taxes	4.1	2.6	4.2
Domestic manufacturer’s deduction	(1.3)	(2.2)	(1.0)
Other	(0.4)	(0.3)	0.3

Effective rate	38.2%	35.1%	38.5%

10.	Retirement Plans

Lorillard has defined benefit pension, postretirement benefits, profit sharing and savings plans for eligible employees. Certain employees also benefit from a stock option plan.

Pension and postretirement benefits — The Salaried Pension Plan provides benefits based on employees’ compensation and service. The Hourly Pension Plan provides benefits based on fixed amounts for each year of service. Lorillard also provides medical and life insurance benefits to eligible employees. Lorillard uses a December 31 measurement date for its plans.

Lorillard also provides certain senior level management employees with nonqualified, unfunded supplemental retirement plans. While these plans are unfunded, Lorillard has certain assets secured by an executive life insurance policy that are to be used to provide for certain of these benefits.

Weighted-average assumptions used to determine benefit obligations:

			Other
	Pension Benefits		Postretirement Benefits
	December 31,		December 31,
	2008	2007	2008	2007

Discount rate	6.3%	6.0%	6.25%	6.0%
Rate of compensation increase	5.0%	5.0%

Weighted-average assumptions used to determine net periodic benefit cost:

	Pension Benefits			Other Postretirement Benefits
	Year Ended December 31,			Year Ended December 31,
	2008	2007	2006	2008	2007	2006

Discount rate	6.0%	5.8%	5.6%	6.0%	5.8%	5.6%
Expected long-term return on plan assets	7.5%	7.5%	7.5%
Rate of compensation increase	5.0%	5.5%	5.5%

The long-term rate of return for plan assets is determined based on widely-accepted capital market principles, long-term return analysis for global fixed income and equity markets as well as the active total return oriented portfolio management style. Long-term trends are evaluated relative to market factors such as inflation, interest rates and fiscal and monetary policies, in order to assess the capital market assumptions as applied to the plan. Consideration of diversification needs and rebalancing is maintained.

LORILLARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Other
	Postretirement Benefits
	Year Ended December 31,
	2008	2007

Assumed health care cost trend rates for other postretirement benefits:
Pre-65 health care cost trend rate assumed for next year	9.5%	9.0%
Post-65 health care cost trend rate assumed for next year	9.5%	10.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0%	5.0%
Year that the rate reaches the ultimate trend rate:
Pre-65	2018	2016
Post-65	2018	2018

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One Percentage Point
	Increase	Decrease
	(In millions)

Effect on total of service and interest cost	$1	$(1)
Effect on postretirement benefit obligations	14	(12)

Net periodic pension and other postretirement benefit costs include the following components:

	Pension Benefits			Other Postretirement Benefits
	Year Ended			Year Ended
	December 31,			December 31,
	2008	2007	2006	2008	2007	2006
	(In millions)

Service cost	$17	$17	$18	$4	$4	$5
Interest cost	54	52	51	12	12	11
Expected return on plan assets	(70)	(68)	(65)	—	—	—
Amortization of unrecognized net loss (gain)	1	2	6	(1)	—	1
Amortization of unrecognized prior service cost	5	5	5	—	—	—
Special termination benefit	—	—	8	—	—	1
Curtailment	—	—	2	—	—	3

Net periodic benefit cost	$7	$8	$25	$15	$16	$21

Curtailment and special termination benefits recognized in 2006 were the result of restructuring charges discussed in Note 1.

LORILLARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following provides a reconciliation of benefit obligations, plan assets and funded status of the pension and postretirement plans:

	Pension Benefits		Other Postretirement Benefits
	December 31,		December 31,
	2008	2007	2008	2007
	(In millions)

Change in benefit obligation:
Benefit obligation at January 1	$937	$936	$213	$213
Service cost	17	17	4	4
Interest cost	54	52	12	12
Plan participants’ contributions	—	—	5	5
Amendments	2	1	—	—
Actuarial (gain) loss	(24)	(10)	(18)	(1)
Benefits paid from plan assets	(59)	(59)	(21)	(20)
Medicare Part D Drug Subsidy	—	—	1	—
Special termination benefits	—	—	—	—

Benefit obligation at December 31	927	937	196	213

Change in plan assets:
Fair value of plan assets at January 1	955	930	—	—
Actual return on plan assets	(83)	68	—	—
Employer contributions	16	16	16	15
Plan participants’ contributions	—	—	5	5
Benefits paid from plan assets	(59)	(59)	(21)	(20)

Fair value of plan assets at December 31	829	955	—	—

Funded status	$(98)	$18	$(196)	$(213)

Increase (decrease) in minimum liability included in:
Change recognized in accumulated other comprehensive income	$125	$(16)	$(17)	$(1)

Total increase (decrease)	$125	$(16)	$(17)	$(1)

Amounts recognized in the balance sheets consist of:
Noncurrent assets	$30	$98	$—	$—
Current liabilities	—	—	(13)	(13)
Noncurrent liabilities	(128)	(80)	(183)	(200)

Net amount recognized	$(98)	$18	$(196)	$(213)

Amounts recognized in accumulated other comprehensive Income, not yet recognized in net periodic benefit cost:
Net actuarial loss (gain)	$238	$109	$(16)	$1
Prior service cost (credit)	22	26	(2)	(2)

Total (before tax effects)	$260	$135	$(18)	$(1)

LORILLARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Information for pension plans with an accumulated benefit obligation in excess of plan assets consisted of the following:

	Pension Benefits
	December 31,
	2008	2007
	(In millions)

Projected benefit obligation	$492	$488
Accumulated benefit obligation	440	430
Fair value of plan assets	364	409

Lorillard employs a total return approach whereby a mix of equities and fixed-income investments are used to maximize the long-term return of plan assets for a prudent level of risk. The intent of this strategy is to minimize plan expenses by outperforming plan liabilities over the long run. Risk tolerance is established through careful consideration of the plan liabilities, plan funded status and corporate financial conditions. The investment portfolio contains a diversified blend of U.S. and non-U.S. fixed-income and equity investments. Alternative investments, including hedge funds, are used judiciously to enhance risk adjusted long-term returns while improving portfolio diversification. Derivatives may be used to gain market exposure in an efficient and timely manner. Investment risk is measured and monitored on an ongoing basis through annual liability measurements, periodic asset/liability studies and quarterly investment portfolio reviews.

The pension plans asset allocations were:

	Percentage of Pension
	Plan Assets
	December 31,
	2008	2007

Asset Category:
Equity securities	6.6%	22.7%
Debt securities	45.2%	45.5%
Limited partnerships	22.9%	13.3%
Commingled funds	6.7%	12.5%
Short term investments and other	18.6%	6.0%

Total	100.0%	100.0%

The table below presents the estimated amounts to be recognized from accumulated other comprehensive income into net periodic benefit cost during 2009.

		Other
	Pension	Postretirement
	Benefits	Benefits
	(In millions)

Amortization of net actuarial gain	$14	$(2)
Amortization of prior service cost	5	—

Total estimated amounts to be recognized	$19	$(2)

LORILLARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Lorillard projects expected future minimum benefit payments as follows.

			Less
		Other	Medicare
		Postretirement	Drug
Expected future benefit payments	Pension Benefits	Benefit Plans	Subsidy	Net
	(In millions)

2009	$62	$15	$1	$14
2010	64	15	1	14
2011	73	16	2	14
2012	67	17	2	15
2013	68	18	2	16
2014 — 2018	362	93	4	89

	$696	$174	$12	$162

Lorillard expects to contribute $16 million to its pension plans and $13 million to its other postretirement benefit plans in 2009.

Profit Sharing — Lorillard has a Profit Sharing Plan for hourly employees. Lorillard’s contributions under this plan are based on Lorillard’s performance with a maximum contribution of 15% of participants’ earnings. Contributions for 2008, 2007 and 2006 were $9 million, $9 million and $9 million, respectively.

Savings Plan — Lorillard sponsors an Employees Savings Plan for salaried employees. Lorillard provides a matching contribution of 100% of the first 3% of pay contributed and 50% of the next 2% of pay contributed by employees. Lorillard contributions for 2008, 2007 and 2006 were $4 million, $4 million and $4 million, respectively.

11.	Share-Based Compensation

Stock Option Plan — On June 10, 2008, Lorillard separated from Loews, and all of the outstanding equity awards granted from the Carolina Group 2002 Stock Option Plan (the “Carolina Group Plan”) were converted on a one-for-one basis to equity awards granted from the Lorillard Inc. 2008 Incentive Compensation Plan (the “Lorillard Plan”) with the same terms and conditions. In May 2008, Lorillard’s sole shareholder and Board of Directors approved the Lorillard Plan in connection with the issuance of the Company’s Common Stock for the benefit of certain Lorillard employees. The aggregate number of shares of the Company’s Common Stock for which options, stock appreciation rights (“SARs”) or restricted stock may be granted under the Lorillard Plan is 3,714,825 shares, of which 714,825 were outstanding Carolina Group stock options converted to the Lorillard Plan; and the maximum number of shares of Lorillard Common Stock with respect to which options or SARs may be granted to any individual in any calendar year is 500,000 shares. The exercise price per share may not be less than the fair value of the Company’s Common Stock on the date of the grant. Generally, options and SARs vest ratably over a four-year period and expire ten years from the date of grant. The fair value of the awards immediately after the Separation did not exceed the fair value of the awards immediately before the Separation, as measured in accordance with the provisions of SFAS No. 123(R), no incremental compensation expense was recorded as a result of the modification of the Carolina Group awards.

LORILLARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the stock option and SAR transactions for the Carolina Group Plan from January 1, 2008 through June 10, 2008 follows:

	2008		2007
		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
	Awards	Price	Awards	Price

Awards outstanding, January 1	628,328	$49.78	581,694	$36.24
Granted	111,000	79.03	200,500	74.63
Exercised	(24,503)	34.78	(150,366)	30.68
Canceled	—	—	(3,500)	44.18

Awards outstanding, June 10, 2008 and December 31, 2007	714,825	$42.93	628,328	$49.78

Awards vested, June 10, 2008 and December 31,2007	307,303	$32.51	136,304	$32.51

Shares available for grant, June 10, 2008 and December 31, 2007	249,500		360,500

A summary of the stock option and SAR transactions for the Lorillard Plan for the post-separation period from June 11, 2008 to December 31, 2008 follows:

	2008
		Weighted
		Average
	Number of	Exercise
	Awards	Price

Awards outstanding, June 11	714,825	42.93
Granted	111,000	69.94
Exercised	(10,875)	31.00
Canceled	—	—

Awards outstanding, December 31	814,950

Awards vested, December 31	296,425

Shares available for grant, December 31	2,884,943

The following table summarizes information about stock options and SARs outstanding in connection with the Lorillard Plan at December 31, 2008:

	Awards Outstanding			Awards Vested
		Weighted	Weighted		Weighted
		Average	Average		Average
	Number of	Remaining	Exercise	Number of	Exercise
Range of exercise prices	Shares	Contractual Life	Price	Shares	Price

$20.00 — 34.99	196,759	5.3	$28.59	160,064	$27.68
35.00 — 49.99	111,627	6.8	$44.96	50,810	$44.26
50.00 — 64.99	134,564	7.4	$57.63	48,060	$56.20
65.00 — 79.99	266,500	8.7	$73.19	24,994	$76.49
80.00 — 84.30	105,500	8.6	$82.63	12,497	$80.78

LORILLARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the period June 11, 2008 to December 31, 2008, Lorillard awarded SARs totaling 111,000 shares. In accordance with the Lorillard Plan, Lorillard has the ability to settle SARs in shares or cash and has the intention to settle in shares. The SARs balance at December 31, 2008 was 588,190 shares.

The weighted average remaining contractual term of awards outstanding and vested as of December 31, 2008, was 7.38 years and 6.13 years, respectively. The aggregate intrinsic value of awards outstanding and vested at December 31, 2008 was $7 million and $5 million, respectively. The total intrinsic value of awards exercised during the year ended December 31, 2008 was $0.4 million.

Effective January 1, 2006, Lorillard adopted SFAS No. 123R using the modified prospective transition method. Lorillard applied the transition method in calculating its pool of excess tax benefits available to absorb future tax deficiencies as provided by FSP FAS 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.”

Lorillard recorded stock-based compensation expense of $3 million and $2 million related to the Lorillard Plan during 2008 and 2007, respectively. The related income tax benefits recognized were $1 million for 2008 and 2007. At December 31, 2008, the compensation cost related to nonvested awards not yet recognized was $5 million, and the weighted average period over which it is expected to be recognized is 2.4 years.

The fair value of granted options and SARs for the Lorillard Plan was estimated at the grant date using the Black-Scholes pricing model with the following assumptions and results:

Year Ended December 31,	2008	2007	2006

Expected dividend yield	3.9%	2.5%	3.6%
Expected volatility	34.0%	23.3%	31.4%
Weighted average risk-free interest rate	2.9%	4.6%	4.7%
Expected holding period (in years)	5.0	5.0	5.0
Weighted average fair value of awards	$17.18	$16.68	$12.28

The expected dividend yield is based on the current dividend rate and the price of the Company’s Common Stock over the most recent period. The expected volatility is based upon the volatility of the Company’s Common Stock over the most recent period and the expected life of the applicable stock options. The risk-free interest rate is based upon the interest rate on U.S. Treasury securities with maturities that correspond with the expected life of the applicable stock options. The expected holding period is estimated based upon historical exercise data for previously awarded options, taking into consideration the vesting period and contractual lives of the applicable options. Compensation expense is net of an estimated forfeiture rate based on historical experience with similar options.

Restricted Stock Plan— As part of the Lorillard Plan mentioned above, restricted stock may be granted to non-employee directors (“Directors”) annually. The restricted stock is included as part of the shares available for grant shown above. The restricted stock was granted based on the per share closing price of the Company’s Common Stock on the date of the grant.

Lorillard may grant shares of restricted stock to Directors, giving them in most instances all of the rights of stockholders, except that they may not sell, assign, pledge or otherwise encumber such shares for a vesting period of one year. Such shares are subject to forfeiture if certain conditions are not met. Restricted stock awarded to Directors generally vests on the first anniversary of the grant date.

The fair value of the restricted shares at the date of grant is amortized to expense ratably over the restriction period, which is generally one year. Lorillard recorded pre-tax expense related to restricted stock for the year ended December 31, 2008 of $0.1 million. The deferred tax benefit recorded related to this expense was $0.02 million for the year ended December 31, 2008. The unamortized expense related to restricted stock was $0.2 million at December 31, 2008 and is expected to be recognized in 2009.

LORILLARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted stock activity was as follows for the year ended December 31, 2008:

Weighted-
Average
Grant Date
	Number	Fair Value
	of Awards	per Share

Balance at January 1, 2008	—	—
Granted	4,057	$67.94
Vested	—	—
Forfeited	—	—

Balance at December 31, 2008	4,057	$67.94

12.	Legal Contingencies

Tobacco Related Product Liability Litigation

As of February 20, 2009, approximately 6,750 product liability cases are pending against cigarette manufacturers in the United States. Lorillard Tobacco is a defendant in approximately 5,825 of these cases, including 1,055 cases in which Lorillard, Inc. is a co-defendant. Approximately 3,100 of these lawsuits are Engle Progeny Cases, described below, in which the claims of approximately 8,675 individual plaintiffs are asserted.

The pending product liability cases are composed of the following types of cases:

“Conventional Product Liability Cases” are brought by individuals who allege cancer or other health effects caused by smoking cigarettes, by using smokeless tobacco products, by addiction to tobacco, or by exposure to environmental tobacco smoke. Approximately 150 cases are pending against cigarette manufacturers. Approximately 35 cases are pending against Lorillard Tobacco, including eight cases in which Lorillard, Inc. is a co-defendant.

“Engle Progeny Cases” are brought by individuals who purport to be members of the decertified Engle class. These cases are pending in a number of Florida courts. Lorillard Tobacco is a defendant in approximately 3,100 Engle Progeny Cases. Lorillard, Inc. is a defendant in approximately 1,050 of these cases. Lorillard Tobacco is a party to each of the Engle Progeny Cases in which Lorillard, Inc. is named as a defendant. Many of the cases have been filed on behalf of multiple class members, and approximately 8,675 individual smokers are asserting claims in the pending cases.

“West Virginia Individual Personal Injury Cases” are brought by individuals who allege cancer or other health effects caused by smoking cigarettes, by using smokeless tobacco products, or by addiction to cigarette smoking. The cases are pending in a single West Virginia court and have been consolidated for trial. Lorillard Tobacco is a defendant in approximately 55 of the 730 pending cases that are part of this proceeding. Lorillard, Inc. is not a defendant in any of these cases.

“Flight Attendant Cases” are brought by non-smoking flight attendants alleging injury from exposure to environmental smoke in the cabins of aircraft. Plaintiffs in these cases may not seek punitive damages for injuries that arose prior to January 15, 1997. Lorillard Tobacco is a defendant in each of the approximately 2,625 pending Flight Attendant Cases. Lorillard, Inc. is not a defendant in any of these cases. The time for filing Flight Attendant cases expired during 2000 and no additional cases in this category may be filed.

“Class Action Cases” are purported to be brought on behalf of large numbers of individuals for damages allegedly caused by smoking. Eight of these cases are pending against Lorillard Tobacco. Lorillard, Inc. is a defendant in two of these eight cases. The only one of the Class Action cases pending against Lorillard Tobacco to assert claims on behalf of purchasers of “light” cigarettes, Schwab v. Philip Morris USA, Inc., et

LORILLARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

al., was the subject of a 2008 ruling by a federal appellate court that overturned an order that certified a nationwide class action composed of purchasers of “light” cigarettes. Lorillard, Inc. is not a defendant in this case. Neither Lorillard Tobacco nor Lorillard, Inc. are defendants in approximately 25 additional “lights” class actions that are pending against other cigarette manufacturers.

“Reimbursement Cases” are brought by or on behalf of entities who seek reimbursement of expenses incurred in providing health care to individuals who allegedly were injured by smoking. Plaintiffs in these cases have included the U.S. federal government, U.S. state and local governments, foreign governmental entities, hospitals or hospital districts, American Indian tribes, labor unions, private companies and private citizens. Four such cases are pending against Lorillard Tobacco and other cigarette manufacturers in the United States and one such case is pending in Israel. Lorillard, Inc. is a defendant in two of the cases pending in the United States. Plaintiffs in the case in Israel have attempted to assert claims against Lorillard, Inc.

Included in this category is the suit filed by the federal government, United States of America v. Philip Morris USA, Inc., et al., that sought return of profits and injunctive relief. In August 2006, the trial court issued its verdict and granted injunctive relief. The verdict did not award monetary damages. See “— Reimbursement Cases” below.

In addition to the above, “Filter Cases” are brought by individuals, including former employees of Lorillard Tobacco, who seek damages resulting from their alleged exposure to asbestos fibers that were incorporated into filter material used in one brand of cigarettes manufactured by Lorillard Tobacco for a limited period of time ending more than 50 years ago. Lorillard Tobacco is a defendant in 26 such cases. Lorillard, Inc. is a defendant in three Filter Cases, including two that also name Lorillard Tobacco.

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

Conventional Product Liability Cases

As of February 20, 2009, approximately 150 cases are pending against cigarette manufacturers in the United States. Lorillard Tobacco is a defendant in approximately 35 of these cases. Lorillard, Inc. is a defendant in four of the pending cases. Lorillard Tobacco is a party to each of the cases in which Lorillard, Inc. is a defendant.

Since January 1, 2007, verdicts have been returned in two cases. Lorillard was not a defendant in either of these trials. A defense verdict was returned in one of the trials, while a jury found in favor of the plaintiffs and awarded damages in the other case. The defendants in the latter case are pursuing an appeal. In rulings addressing cases tried in earlier years, some appellate courts have reversed verdicts returned in favor of the plaintiffs while other judgments that awarded damages to smokers have been affirmed on appeal. Manufacturers have exhausted their appeals and have been required to pay damages to plaintiffs in nine individual cases in recent years. Punitive damages were paid to the smokers in three of the nine cases. Lorillard was not a party to these nine matters.

LORILLARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Some of the cases pending against cigarette manufacturers are scheduled for trial in 2009. Lorillard is not a defendant in any of these cases. The trial dates are subject to change.

Engle Progeny Cases

Plaintiffs are individuals who allege they or their decedents are former members of the class that was decertified in Engle, a class action case that was pending in Florida. The 2006 ruling by the Florida Supreme Court that ordered decertification of the Engle class also permitted former class members to file individual actions, including claims for punitive damages. The court further held that these individuals are entitled to rely on a number of the jury’s findings in favor of the plaintiffs in the first phase of the Engle trial. The time period for filing Engle Progeny Cases expired in January 2008 and no additional cases may be filed. During 2009, the Florida Supreme Court rejected a petition that sought to extend the time for purported class members to file an additional lawsuit.

As of February 20, 2009, Lorillard Tobacco was a defendant in approximately 3,100 cases filed by individuals who allege they or their decedents were members of the Engle class. Lorillard, Inc. is a defendant in approximately 1,050 of these cases. Lorillard Tobacco is a party to each of the cases in which Lorillard, Inc. is a defendant. Some of the suits are on behalf of multiple plaintiffs. Claims have been asserted by or on behalf of the estates of approximately 8,675 former class members in these 3,100 cases. In some cases, spouses of alleged former class members have also brought derivative claims.

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

As of February 20, 2009, Lorillard Tobacco was a defendant in several Engle Progeny Cases that have been placed on courts’ 2009 trial calendars or in which specific 2009 trial dates have been set. Lorillard, Inc. is a defendant in some of these cases. Trial schedules are subject to change and it is not possible to predict how many of the cases pending against Lorillard Tobacco or Lorillard, Inc. will be tried during 2009. It also is not possible to predict whether some courts will implement procedures that consolidate multiple Engle Progeny Cases for trial.

In February 2009, a jury awarded plaintiffs $3 million in actual damages and $5 million in punitive damages in the first Engle Progeny Case to be tried since the Florida Supreme Court issued its 2006 ruling permitting members of the Engle class to bring individual lawsuits. Neither Lorillard Tobacco nor Lorillard, Inc. were defendants in this trial. As of February 20, 2009, it was not known whether any of the parties in this case would seek any sort of post-verdict relief. In a case tried prior to the Florida Supreme Court’s 2006 decision permitting members of the Engle class to bring individual lawsuits, one Florida court allowed the plaintiff to rely at trial on certain of the Engle jury’s findings. That trial resulted in a verdict for the plaintiffs in which they were awarded approximately $25 million in actual damages. Neither Lorillard Tobacco nor Lorillard, Inc. were parties to this case. The defendants in this case are pursuing an appeal of the judgment, which was not entered until 2008.

West Virginia Individual Personal Injury Cases

The proceeding known as “West Virginia Individual Personal Injury Cases” consolidates for trial in a single West Virginia court a number of cases that have been filed against cigarette manufacturers, including Lorillard Tobacco. The order that consolidated the cases, among other things, permitted only those cases filed

LORILLARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

by September 2000 to participate in the consolidated trial. As a result, no additional cases may be part of this proceeding.

Approximately 1,250 cases became part of this proceeding, and Lorillard Tobacco was named in all but a few of them. Lorillard, Inc. was not a defendant in any of these cases. More than 500 of the cases have been dismissed in their entirety. Lorillard Tobacco has been dismissed from approximately 650 additional cases because those plaintiffs did not submit evidence that they had smoked a Lorillard Tobacco product. These 650 additional cases remain pending against other cigarette manufacturers and some or all the dismissals of Lorillard Tobacco could be contested in subsequent appeals noticed by the plaintiffs.

As of February 20, 2009, approximately 730 cases were pending. Lorillard Tobacco is a defendant in approximately 55 of the pending cases. The court has entered a trial plan that calls for a multi-phase trial. The first phase of trial has been scheduled to begin on February 1, 2010. Trial dates are subject to change.

Flight Attendant Cases

Approximately 2,625 Flight Attendant Cases are pending. Lorillard Tobacco and three other cigarette manufacturers are the defendants in each of these matters. Lorillard, Inc. is not a defendant in any of these cases. These suits were filed as a result of a settlement agreement by the parties, including Lorillard Tobacco, in Broin v. Philip Morris Companies, Inc., et al. (Circuit Court, Miami-Dade County, Florida, filed October 31, 1991), a class action brought on behalf of flight attendants claiming injury as a result of exposure to environmental tobacco smoke. The settlement agreement, among other things, permitted the plaintiff class members to file these individual suits. These individuals may not seek punitive damages for injuries that arose prior to January 15, 1997. The period for filing Flight Attendant Cases expired during 2000 and no additional cases in this category may be filed.

The judges that have presided over the cases that have been tried have relied upon an order entered during October 2000 by the Circuit Court of Miami-Dade County, Florida. The October 2000 order has been construed by these judges as holding that the flight attendants are not required to prove the substantive liability elements of their claims for negligence, strict liability and breach of implied warranty in order to recover damages. The court further ruled that the trials of these suits are to address whether the plaintiffs’ alleged injuries were caused by their exposure to environmental tobacco smoke and, if so, the amount of damages to be awarded.

Lorillard Tobacco has been a defendant in each of the eight flight attendant cases in which verdicts have been returned. Defendants have prevailed in seven of the eight trials. In the single trial decided for the plaintiff, French v. Philip Morris Incorporated, et al., the jury awarded $5.5 million in damages. The court, however, reduced this award to $500,000. This verdict, as reduced by the trial court, was affirmed on appeal and the defendants have paid the award. Lorillard Tobacco’s share of the judgment in this matter, including interest, was approximately $60,000. In addition, Lorillard Tobacco has paid its share of the attorneys’ fees, costs and post-judgment interest awarded to the plaintiff’s counsel in this matter. The court has ruled that Lorillard Tobacco will be required to pay approximately $290,000 in prejudgment interest on the award of attorneys’ fees Lorillard Tobacco previously paid in this matter. Pursuant to an agreement with the other defendants in this matter, Lorillard Tobacco expects that it will be reimbursed for approximately $190,000 of this amount should such award be sustained. Lorillard Tobacco has noticed an appeal from the order requiring it to pay post-judgment interest. In one of the seven cases in which a defense verdict was returned, the court granted plaintiff’s motion for a new trial and, following appeal, the case has been returned to the trial court for a second trial. The six remaining cases in which defense verdicts were returned are concluded.

As of February 20, 2009, none of the flight attendant cases were scheduled for trial. Trial dates are subject to change.

LORILLARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Class Action Cases

Lorillard Tobacco is a defendant in eight pending cases. Lorillard, Inc. is a defendant in two of these cases. Lorillard Tobacco is a party to both of the cases in which Lorillard, Inc. is a defendant. In most of the pending cases, plaintiffs seek class certification on behalf of groups of cigarette smokers, or the estates of deceased cigarette smokers, who reside in the state in which the case was filed.

Cigarette manufacturers, including Lorillard Tobacco and Lorillard, Inc., have defeated motions for class certification in a total of 36 cases, 13 of which were in state court and 23 of which were in federal court. Motions for class certification have also been ruled upon in some of the “lights” cases or in other class actions to which neither Lorillard Tobacco nor Lorillard, Inc. were parties. In some of these cases, courts have denied class certification to the plaintiffs, while classes have been certified in other matters.

The Scott Case.  In one of the class actions pending against Lorillard Tobacco, Scott v. The American Tobacco Company, et al. (District Court, Orleans Parish, Louisiana, filed May 24, 1996), the members of the class have been awarded damages. The defendants, including Lorillard Tobacco, have noticed an appeal from this award which has been accepted for review by the Louisiana Court of Appeal, Fourth Circuit. The appeal is from the amended final judgment entered by the District Court in July 2008 that ordered defendants to pay approximately $264 million to fund a court-supervised cessation program for the members of the certified class. The amended final judgment also awards post-judgment judicial interest that will continue to accrue from June 2004 until the judgment either is paid or is reversed on appeal. As of February 20, 2009, judicial interest totaled approximately $93.5 million. Lorillard, Inc., which was a party to the case in the past, is no longer a defendant in Scott.

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

In February 2007, the Louisiana Court of Appeal reduced the amount of the award by approximately $328 million; struck an award of prejudgment interest, which totaled approximately $440 million as of December 31, 2006; and limited class membership to individuals who began smoking by September 1, 1988, and whose claims accrued by September 1, 1988. In January 2008, the Louisiana Supreme Court denied plaintiffs’ and defendants’ separate petitions for review. The U.S. Supreme Court denied defendants’ request that it review the case in May 2008. The case was returned to the trial court, which subsequently entered the amended final judgment. The defendants, including Lorillard Tobacco, have appealed the amended final judgment.

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

The parties filed a stipulation in the trial court agreeing that an article of Louisiana law required that the amount of the bond for the appeal be set at $50 million for all defendants collectively. The parties further agreed that the plaintiffs have full reservations of rights to contest in the trial court the sufficiency of the bond

LORILLARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

on any grounds. Defendants collectively posted a surety bond in the amount of $50 million, of which Lorillard Tobacco secured 25%, or $12.5 million. While Lorillard Tobacco believes the limitation on the appeal bond amount is valid as required by Louisiana law, in the event of a successful challenge the amount of the appeal bond could be set as high as 150% of the judgment and judicial interest combined. If such an event occurred, Lorillard Tobacco’s share of the appeal bond has not been determined.

The Engle Case.  The case of Engle v. R.J. Reynolds Tobacco Co., et al. (Circuit Court, Miami-Dade County, Florida, filed May 5, 1994), was certified as a class action on behalf of Florida residents, and survivors of Florida residents, who were injured or died from medical conditions allegedly caused by addiction to smoking. During 1999 and 2000, a jury returned verdicts that, among other things, awarded the certified class $145 billion in punitive damages, including $16.3 billion against Lorillard Tobacco. During 2006, the Florida Supreme Court vacated the punitive damages award, determined that the case could not proceed further as a class action and ordered decertification of the class. The trial court entered orders during 2008 that formally decertified the class. During July 2008, plaintiff voluntarily dismissed the case and Engle is no longer pending.

The Florida Supreme Court’s 2006 decision also reinstated awards of actual damages to two of the three individuals whose claims were heard during the second phase of the Engle trial. One individual was awarded $3 million and the second was awarded $4 million. Both individuals informed the court that they would not seek punitive damages. These verdicts were paid during February 2008. Lorillard Tobacco’s payment was approximately $3.0 million for the verdicts and the interest that accrued since November 2000.

Other Class Action Cases.  In one of the cases pending against Lorillard Tobacco, Brown v. The American Tobacco Company, Inc., et al. (Superior Court, San Diego County, California, filed June 10, 1997), the court initially certified the case as a class action but it subsequently granted defendants’ motion for class decertification. The class decertification order has been affirmed on appeal, but the California Supreme Court has agreed to hear the case. The class originally certified in Brown was composed of residents of California who smoked at least one of defendants’ cigarettes between June 10, 1993 and April 23, 2001 and who were exposed to defendants’ marketing and advertising activities in California.

“Lights” Class Actions.  Cigarette manufacturers are defendants in another group of approximately 25 cases in which plaintiffs’ claims are based on the allegedly fraudulent marketing of “light” or “ultra light” cigarettes. Classes have been certified in some of these matters. In one of the pending “lights” cases, Good v. Altria Group, Inc., et al., the U.S. Supreme Court ruled that federal law does not prohibit plaintiffs from challenging statements authorized by the Federal Trade Commission about tar and nicotine yields that have been made in cigarette advertisements. Lorillard Tobacco is a defendant in one purported “lights” class action, Schwab v. Philip Morris USA, Inc., et al. Lorillard, Inc. is not a party to any of the purported “lights” class actions.

The Schwab Case.  In the case of Schwab v. Philip Morris USA, Inc., et al. (U.S. District Court, Eastern District, New York, filed May 11, 2004) plaintiffs base their claims on defendants’ alleged violations of the RICO statute in the manufacture, marketing and sale of “light” cigarettes. Plaintiffs estimated damages to the class in the hundreds of billions of dollars. Any damages awarded to the plaintiffs based on defendants’ violation of the RICO statute would be trebled. In September 2006, the court granted plaintiffs’ motion for class certification and certified a nationwide class action on behalf of purchasers of “light” cigarettes. In March 2008, the Second Circuit Court of Appeals reversed the class certification order and ruled that the case may not proceed as a class action. Schwab has been returned to the U.S. District Court for the Eastern District of New York for further proceedings, but the future activity in this matter, if any, is not known. Lorillard, Inc. is not a party to this case.

LORILLARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reimbursement Cases

Lorillard Tobacco is a defendant in the four Reimbursement Cases that are pending in the U.S. and it has been named as a party to a case in Israel. Lorillard, Inc. is a co-defendant in two of the four cases pending in the U.S. Plaintiffs in the case in Israel have attempted to assert claims against Lorillard, Inc.

U.S. Federal Government Action.  In August 2006, the U.S. District Court for the District of Columbia issued its final judgment and remedial order in the federal government’s reimbursement suit (United States of America v. Philip Morris USA, Inc., et al., U.S. District Court, District of Columbia, filed September 22, 1999). The verdict concluded a bench trial that began in September 2004. Lorillard Tobacco, other cigarette manufacturers, two parent companies and two trade associations are defendants in this action. Lorillard, Inc. is not a party to this case.

In its 2006 verdict, the court determined that the defendants, including Lorillard Tobacco, violated certain provisions of the RICO statute, that there was a likelihood of present and future RICO violations, and that equitable relief was warranted. The government was not awarded monetary damages. The equitable relief included permanent injunctions that prohibit the defendants, including Lorillard Tobacco, from engaging in any act of racketeering, as defined under RICO; from making any material false or deceptive statements concerning cigarettes; from making any express or implied statement about health on cigarette packaging or promotional materials (these prohibitions include a ban on using such descriptors as “low tar,” “light,” “ultra-light,” “mild,” or “natural”); and from making any statements that “low tar,” “light,” “ultra-light,” “mild,” or “natural” or low-nicotine cigarettes may result in a reduced risk of disease. The final judgment and remedial order also requires the defendants, including Lorillard Tobacco, to make corrective statements on their websites, in certain media, in point-of-sale advertisements, and on cigarette package “inserts” concerning: the health effects of smoking; the addictiveness of smoking; that there are no significant health benefits to be gained by smoking “low tar,” “light,” “ultra-light,” “mild,” or “natural” cigarettes; that cigarette design has been manipulated to ensure optimum nicotine delivery to smokers; and that there are adverse effects from exposure to secondhand smoke. If the final judgment and remedial order are not modified or vacated on appeal, the costs to Lorillard Tobacco for compliance could exceed $10 million. Defendants have appealed to the U.S. Court of Appeals for the District of Columbia Circuit which has stayed the judgment and remedial order while the appeal is proceeding. The government also has noticed an appeal from the final judgment. The Court of Appeals heard oral argument of the consolidated appeal in October 2008 and a ruling could be issued at any time. While trial was underway, the District of Columbia Court of Appeals ruled that plaintiff may not seek return of profits. In its present appeal, the government has preserved its right to seek review of this claim by the United States Supreme Court. Prior to trial, the government had estimated that it was entitled to approximately $280.0 billion from the defendants for its return of profits claim. In addition, the government sought during trial more than $10.0 billion for the creation of nationwide smoking cessation, public education and counter-marketing programs. In its 2006 verdict, the trial court declined to award such relief. It is possible that this claim could be reinstated on appeal.

Settlement of State Reimbursement Litigation

On November 23, 1998, Lorillard Tobacco, Philip Morris Incorporated, Brown & Williamson Tobacco Corporation and R.J. Reynolds Tobacco Company, the “Original Participating Manufacturers,” entered into the Master Settlement Agreement (“MSA”) with 46 states, the District of Columbia, the Commonwealth of Puerto Rico, Guam, the U.S. Virgin Islands, American Samoa and the Commonwealth of the Northern Mariana Islands to settle the asserted and unasserted health care cost recovery and certain other claims of those states. These settling entities are generally referred to as the “Settling States.” The Original Participating Manufacturers had previously settled similar claims brought by Mississippi, Florida, Texas and Minnesota, which together with the MSA are referred to as the “State Settlement Agreements.”

LORILLARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The State Settlement Agreements provide that the agreements are not admissions, concessions or evidence of any liability or wrongdoing on the part of any party, and were entered into by the Original Participating Manufacturers to avoid the further expense, inconvenience, burden and uncertainty of litigation.

Lorillard recorded pretax charges for its obligations under the State Settlement Agreements of $1,117 million and $1,048 million ($691 million and $680 million after taxes) for the twelve months ended December 31, 2008 and 2007, respectively. Lorillard’s portion of ongoing adjusted payments and legal fees is based on its share of domestic cigarette shipments in the year preceding that in which the payment is due. Accordingly, Lorillard records its portions of ongoing settlement payments as part of cost of manufactured products sold as the related sales occur.

The State Settlement Agreements require that the domestic tobacco industry make annual payments in perpetuity of $10.4 billion, subject to adjustment for several factors, including inflation, market share and industry volume. In addition, the domestic tobacco industry is required to pay settling plaintiffs’ attorneys’ fees, subject to an annual cap of $500 million, as well as an additional amount of up to $125 million in each year through 2008. These payment obligations are the several and not joint obligations of each settling defendant. Under the State Settlement Agreements, Lorillard paid $1.08 billion in 2008 and are obligated to pay between $1.10 and $1.15 billion in 2009, primarily based on 2008 estimated industry volume.

The State Settlement Agreements also include provisions relating to significant advertising and marketing restrictions, public disclosure of certain industry documents, limitations on challenges to tobacco control and underage use laws, and other provisions. Lorillard Tobacco and the other participating manufacturers to the MSA have notified the States that they intend to seek an adjustment in the amount of payments made in 2003 pursuant to a provision in the MSA that permits such adjustment if the companies can prove that the MSA was a significant factor in their loss of market share to companies not participating in the MSA and that the States failed to diligently enforce certain statutes passed in connection with the MSA. If the Original Participating Manufacturers are ultimately successful, any adjustment would be reflected as a credit against future payments by the Original Participating Manufacturers under the agreement.

From time to time, lawsuits have been brought against Lorillard Tobacco and other participating manufacturers to the MSA, or against one or more of the states, challenging the validity of the MSA on certain grounds, including as a violation of the antitrust laws. See “— MSA-Related Antitrust Suit” below.

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

Lorillard believes that the State Settlement Agreements will have a material adverse effect on its financial position, cash flows and operating income in future years. The degree of the adverse impact will depend, among other things, on the rates of decline in domestic cigarette sales in the premium price and discount price segments, Lorillard’s share of the domestic premium price and discount price cigarette segments, and the effect of any resulting cost advantage of manufacturers not subject to significant payment obligations under the State Settlement Agreements.

LORILLARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Filter Cases

In addition to the above, claims have been brought against Lorillard Tobacco and Lorillard, Inc. by individuals who seek damages resulting from their alleged exposure to asbestos fibers that were incorporated into filter material used in one brand of cigarettes manufactured by Lorillard Tobacco for a limited period of time ending more than 50 years ago. Lorillard Tobacco is a defendant in 26 such cases. Lorillard, Inc. is a defendant in three Filter Cases, including two that also name Lorillard Tobacco. Since January 1, 2007, Lorillard Tobacco has paid, or has reached agreement to pay, a total of approximately $14.0 million in payments of judgments and settlements to finally resolve approximately 70 claims. The related expense was recorded in selling, general and administrative expenses on the consolidated statements of income. In the only such case tried since January 1, 2007, a jury in the District Court of Bexar County, Texas, returned a verdict for Lorillard Tobacco during September 2008 in the case of Young v. Lorillard Tobacco Company. As of February 20, 2009, seven of the Filter Cases were scheduled for trial. Trial dates are subject to change.

Tobacco-Related Antitrust Cases

Indirect Purchaser Suits.  Approximately 30 antitrust suits were filed in 2000 and 2001 on behalf of putative classes of consumers in various state courts against cigarette manufacturers, including Lorillard Tobacco. The suits all alleged that the defendants entered into agreements to fix the wholesale prices of cigarettes in violation of state antitrust laws which permit indirect purchasers, such as retailers and consumers, to sue under price fixing or consumer fraud statutes. More than 20 states permit such suits. Lorillard, Inc. was not named as a defendant in any of these cases. Lorillard Tobacco was a defendant in all but one of these indirect purchaser cases. Three indirect purchaser suits, in New York, Florida and Michigan, thereafter were dismissed by courts in those states, and the plaintiffs withdrew their appeals. The actions in all other states, except for New Mexico and Kansas, were voluntarily dismissed.

In the Kansas case, the District Court of Seward County certified a class of Kansas indirect purchasers in 2002. In July 2006, the Court issued an order confirming that fact discovery was closed, with the exception of privilege issues that the Court determined, based on a Special Master’s report, justified further fact discovery. In October 2007, the Court denied all of the defendants’ privilege claims, and the Kansas Supreme Court thereafter denied a petition seeking to overturn that ruling. Additional fact discovery, as approved by the Court, currently is ongoing, and further expert discovery is anticipated in the first half of 2009. No date has been set by the Court for dispositive motions and trial.

A decision granting class certification in New Mexico was affirmed by the New Mexico Court of Appeals in February 2005. As ordered by the trial court, class notice was sent out in October 2005. The New Mexico plaintiffs were permitted to rely on discovery produced in the Kansas case. In June 2006, the New Mexico trial court granted summary judgment to all defendants, and the suit was dismissed. The New Mexico Court of Appeals affirmed dismissal of all claims against Lorillard Tobacco in December 2008, although claims against its major competitors were reinstated. Plaintiff has not sought to reinstate the claims against Lorillard Tobacco and the time for such action has expired. Accordingly, the New Mexico suit has now been concluded as against Lorillard Tobacco.

MSA Related Antitrust Suit.  In October 2008, Lorillard Tobacco was named as a defendant in an action filed in the Western District of Kentucky, Vibo Corporation, Inc. d/b/a/ General Tobacco v. Conway, et al. The suit alleges that the named defendants, which include 52 state and territorial attorneys generals and 19 tobacco manufacturers, violated the federal Sherman Act by entering into and participating in the MSA. The plaintiff alleges that MSA participants, like it, that were not in existence when the MSA was executed in 1998, but subsequently became participants, are unlawfully required to pay significantly more sums to the states than companies that joined the MSA within 90 days after its execution. In addition to the Sherman Act claim, plaintiff has raised a number of constitutional claims against the states. Plaintiff seeks a declaratory judgment in its favor on all claims, an injunction against the continued enforcement of the MSA, treble damages against

LORILLARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the tobacco manufacturer defendants, including Lorillard Tobacco, and damages and injunctive relief against the states, including contract recession and restitution. In December 2008, the court dismissed the complaint against all defendants, including Lorillard Tobacco. The court has not yet entered its final judgment. Accordingly, the time for plaintiff to appeal the decision has not yet expired.

Defenses

Lorillard Tobacco and Lorillard, Inc. each believe that they have valid defenses to the cases pending against each of them as well as valid bases for appeal should any adverse verdicts be returned against either of them. Lorillard Tobacco is a defendant in approximately 5,825 pending product liability cases. Lorillard, Inc. is a co-defendant in approximately 1,055 of these cases. While each party intends to defend vigorously all tobacco products liability litigation, it is not possible to predict the outcome of any of this litigation. Litigation is subject to many uncertainties. Plaintiffs have prevailed in several product liability cases, as noted above. It is possible that one or more of the pending actions could be decided unfavorably as to Lorillard Tobacco, Lorillard, Inc. or the other defendants. Lorillard Tobacco and Lorillard, Inc. may enter into discussions in an attempt to settle particular cases if either believe it is appropriate to do so.

Lorillard cannot predict the outcome of pending litigation. Some plaintiffs have been awarded damages from cigarette manufacturers at trial. While some of these awards have been overturned or reduced, other damages awards have been paid after the manufacturers have exhausted their appeals. These awards and other litigation activities against cigarette manufacturers continue to receive media attention. In addition, health issues related to tobacco products also continue to receive media attention. It is possible, for example, that the 2006 verdict in United States of America v. Philip Morris USA, Inc., et al., which made many adverse findings regarding the conduct of the defendants, including Lorillard Tobacco, could form the basis of allegations by other plaintiffs or additional judicial findings against cigarette manufacturers. In addition, the ruling in Good v. Altria Group, Inc., et al. could result in further “lights” litigation. Any such developments could have an adverse affect on the ability of Lorillard Tobacco or Lorillard, Inc. to prevail in smoking and health litigation and could influence the filing of new suits against Lorillard Tobacco or Lorillard, Inc. Lorillard also cannot predict the type or extent of litigation that could be brought against it, or against other cigarette manufacturers in the future.

Lorillard records provisions in the consolidated financial statements for pending litigation when it determines that an unfavorable outcome is probable and the amount of loss can be reasonably estimated. Except for the impact of the State Settlement Agreements and Scott as described above, management is unable to make a meaningful estimate of the amount or range of loss that could result from an unfavorable outcome of material pending litigation and, therefore, no material provision has been made in the consolidated financial statements for any unfavorable outcome. It is possible that Lorillard’s results of operations or cash flows in a particular quarterly or annual period or its financial position could be materially adversely affected by an unfavorable outcome or settlement of certain pending litigation.

Indemnification Obligations

Lorillard has agreed in the Separation Agreement to indemnify Loews and its officers, directors, employees and agents against all costs and expenses arising out of third party claims (including, without limitation, attorneys’ fees, interest, penalties and costs of investigation or preparation for defense), judgments, fines, losses, claims, damages, liabilities, taxes, demands, assessments and amounts paid in settlement based on, arising out of or resulting from, among other things, Loews’s ownership of or the operation of Lorillard and its assets and properties, and its operation or conduct of its businesses at any time prior to or following the Separation (including with respect to any products liability claims).

Loews is a defendant in four pending product liability cases. One of these is a Reimbursement Case in Israel, while the three other cases are on file in U.S. courts. One of the cases pending against Loews in the

LORILLARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

U.S. is a Conventional Product Liability Case, while the two other suits are purported Class Action Cases. Lorillard Tobacco also is a defendant in each of the four product liability cases in which Loews is involved. Pursuant to the Separation Agreement, Lorillard will be required to indemnify Loews for the amount of any losses and any legal or other fees in respect of such cases.

Other Litigation

Lorillard is also party to other litigation arising in the ordinary course of its business. The outcome of this other litigation will not, in the opinion of management, materially affect Lorillard’s results of operations or equity.

13.	Related Party Transactions

Lorillard was a party to individual services agreements (the “Agreements”) with Loews through June 9, 2008. Under the Agreements, Loews performed certain administrative, technical and ministerial services. Those services included internal auditing, cash management, advice and assistance in preparation of tax returns and obtaining insurance coverage. Under the Agreements, the Company was required to reimburse Loews for (i) actual costs incurred (such as salaries, employee benefits and payroll taxes) of the Loews personnel providing such services, and (ii) all out-of-pocket expenses related to the provision of such services. Those Agreements were terminated on June 10, 2008 with the Separation from Loews. The Company was charged approximately $100,000, $800,000 and $700,000 for the support functions during the years ended December 31, 2008, 2007 and 2006, respectively. The Company believes, if these services were provided by an independent third party, the cost incurred would not differ materially.

14.	Quarterly Financial Data (Unaudited)

	December 31	September 30	June 30	March 31
2008 Quarter Ended	(In millions)

Net sales	$1,088	$1,125	$1,070	$921
Gross profit	494	472	443	366
Net income	258	237	217	174
Net income per share	$1.54	$1.38	$1.25	$1.00
Number of shares outstanding	168.19	172.37	173.92	173.92

2007 Quarter Ended
Net sales	$957	$1,044	$1,055	$913
Gross profit	422	430	441	369
Net income	213	244	239	202
Net income per share	$1.23	$1.40	$1.37	$1.16
Number of shares outstanding	173.92	173.92	173.92	173.92

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Exchange Act as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this annual report, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are effective, in all material respects, to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with accounting principles generally accepted in the United States (“GAAP”). The effectiveness of any system of internal control over financial reporting is subject to inherent limitations, including the exercise of judgment in designing, implementing, operating and evaluating our internal control over financial reporting. Because of these inherent limitations, internal control over financial reporting cannot provide absolute assurance regarding the reliability of financial reporting and the preparation of financial statements in accordance with GAAP and may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that our internal control over financial reporting may become inadequate because of changes in conditions or other factors, or that the degree of compliance with the policies or procedures may deteriorate.

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2008 as required under Section 404 of the Sarbanes-Oxley Act of 2002. Management’s assessment of the effectiveness of our internal control over financial reporting was conducted using the criteria in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2008.

The effectiveness of our internal control over financial reporting as of December 31, 2008 has been audited by Deloitte & Touche LLP, our independent registered public accounting firm, as stated in their attestation report included herein.

Changes in Internal Control over Financial Reporting

Historically, we have relied on Loews for the following services: investment management of pension assets, internal audit, and certain advice related to the Sarbanes-Oxley Act of 2002 (“SOX”) and the rules and regulations of the SEC and the NYSE. In conjunction with our Separation from Loews, we engaged an investment management firm to advise us concerning the investment of pension assets, retained a big four accounting firm to serve as our internal audit provider and SOX advisor and hired additional legal staff to advise on the rules and regulations of the SEC and the NYSE.

Other than as noted above, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during our most recent fiscal year that has materially affected, or is likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Lorillard, Inc.
Greensboro, North Carolina.

We have audited the internal control over financial reporting of Lorillard, Inc. and subsidiaries (the “Company”) as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended December 31, 2008 of the Company and our report dated March 2, 2009 expressed an unqualified opinion on those financial statements and financial statement schedules and included an unqualified opinion with an emphasis of matter paragraph regarding the investments within the defined benefit pension plan assets whose fair values have been estimated by management in the absence of readily determinable fair values.

/s/ Deloitte & Touche LLP

Charlotte, North Carolina
March 2, 2009

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be incorporated by reference to portions of the definitive proxy statement for our 2009 Annual Meeting of Shareholders to be held on May 21, 2009, to be filed pursuant to Section 14 of the Exchange Act, or will be filed in an amendment to this Annual Report on Form 10-K, in either case filed on or before April 30, 2009.

Item 11.	EXECUTIVE COMPENSATION

The information required by this item will be incorporated by reference to portions of the definitive proxy statement for our 2009 Annual Meeting of Shareholders to be held on May 21, 2009, to be filed pursuant to Section 14 of the Exchange Act, or will be filed in an amendment to this Annual Report on Form 10-K, in either case filed on or before April 30, 2009.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be incorporated by reference to portions of the definitive proxy statement for our 2009 Annual Meeting of Shareholders to be held on May 21, 2009, to be filed pursuant to Section 14 of the Exchange Act, or will be filed in an amendment to this Annual Report on Form 10-K, in either case filed on or before April 30, 2009.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be incorporated by reference to portions of the definitive proxy statement for our 2009 Annual Meeting of Shareholders to be held on May 21, 2009, to be filed pursuant to Section 14 of the Exchange Act, or will be filed in an amendment to this Annual Report on Form 10-K, in either case filed on or before April 30, 2009.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be incorporated by reference to portions of the definitive proxy statement for our 2009 Annual Meeting of Shareholders to be held on May 21, 2009, to be filed pursuant to Section 14 of the Exchange Act, or will be filed in an amendment to this Annual Report on Form 10-K, in either case filed on or before April 30, 2009.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Listing of Documents

(1)	Financial Statements

The Company’s Consolidated Financial Statements included in Item 8 hereof, as required at December 31, 2008 and December 31, 2007, and for the periods ended December 31, 2008, December 31, 2007 and December 31, 2006, consist of the following:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Income

Consolidated Statements of Cash Flows

Consolidated Statements of Shareholders’ Equity

Notes to Consolidated Financial Statements

(2)	Financial Statement Schedule

Financial Statement Schedule of the Company appended hereto, as required for the periods ended December 31, 2008, December 31, 2007 and December 31, 2006, consists of the following:

Valuation and Qualifying Accounts

(3) Exhibits

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation of Lorillard, Inc., incorporated herein by reference to Exhibit 3.1 to our Current Report on Form 8-K (File No. 1-34097) filed on June 12, 2008
3.2	Amended and Restated Bylaws of Lorillard, Inc., incorporated herein by reference to Exhibit 3.2 to our Current Report on Form 8-K filed (File No. 1-34097) on June 12, 2008
4.1	Specimen certificate for shares of common stock of Lorillard, Inc., incorporated herein by reference to Exhibit 4.1 to our Amended Registration Statement on Form S-4 (File No. 333-149051) filed on May 9, 2008
10.1	Separation Agreement between Loews Corporation and Lorillard, Inc., Lorillard Tobacco Company, Lorillard Licensing Company, LLC, One Park Media Services, Inc. and Plisa, S.A., incorporated herein by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q (File No. 1-34097) filed on August 7, 2008
10.2	Amended and Restated Employment Agreement between Lorillard, Inc. and Martin L. Orlowsky, dated December 19, 2008†*
10.3	Comprehensive Settlement Agreement and Release with the State of Florida to settle and resolve with finality all present and future economic claims by the State and its subdivisions relating to the use of or exposure to tobacco products, incorporated herein by reference to Exhibit 10 to Loews’s Report on Form 8-K (File No. 1-6541) filed September 5, 1997
10.4	Comprehensive Settlement Agreement and Release with the State of Texas to settle and resolve with finality all present and future economic claims by the State and its subdivisions relating to the use of or exposure to tobacco products, incorporated herein by reference to Exhibit 10 to Loews’s Report on Form 8-K (File No. 1-6541) filed February 3, 1998
10.5	State of Minnesota Settlement Agreement and Stipulation for Entry of Consent Judgment to settle and resolve with finality all claims of the State of Minnesota relating to the subject matter of this action which have been or could have been asserted by the State, incorporated herein by reference to Exhibit 10.1 to Loews’s Report on Form 10-Q for the quarter ended March 31, 1998 (File No. 1-6541) filed May 15, 1998

Exhibit
Number	Description

10.6	State of Minnesota Consent Judgment relating to the settlement of tobacco litigation, incorporated herein by reference to Exhibit 10.2 to Loews’s Report on Form 10-Q for the quarter ended March 31, 1998 (File No. 1-6541) filed May 15, 1998
10.7	State of Minnesota Settlement Agreement and Release relating to the settlement of tobacco litigation, incorporated herein by reference to Exhibit 10.3 to Loews’s Report on Form 10-Q for the quarter ended March 31, 1998 (File No. 1-6541) filed May 15, 1998
10.8	State of Minnesota State Escrow Agreement relating to the settlement of tobacco litigation, incorporated herein by reference to Exhibit 10.6 to Loews’s Report on Form 10-Q for the quarter ended March 31, 1998 (File No. 1-6541) filed May 15, 1998
10.9	Stipulation of Amendment to Settlement Agreement and For Entry of Agreed Order, dated July 2, 1998, regarding the settlement of the State of Mississippi health care cost recovery action, incorporated herein by reference to Exhibit 10.1 to Loews’s Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 1-6541) filed August 14, 2008
10.10	Mississippi Fee Payment Agreement, dated July 2, 1998, regarding the payment of attorneys’ fees, incorporated herein by reference to Exhibit 10.2 to Loews’s Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 1-6541) filed August 14, 2008
10.11	Stipulation of Amendment to Settlement Agreement and For Entry of Consent Decree, dated July 24, 1998, regarding the settlement of the Texas health care cost recovery action, incorporated herein by reference to Exhibit 10.4 to Loews’s Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 1-6541) filed on August 14, 2008
10.12	Texas Fee Payment Agreement, dated July 24, 1998, regarding the payment of attorneys’ fees, incorporated herein by reference to Exhibit 10.5 to Loews’s Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 1-6541) filed on August 14, 2008
10.13	Stipulation of Amendment to Settlement Agreement and For Entry of Consent Decree, dated September 11, 1998, regarding the settlement of the Florida health care cost recovery action, incorporated herein by reference to Exhibit 10.1 to Loews’s Report on Form 10-Q for the quarter ended September 30, 1998 (File No. 1-6541) filed November 17, 2008
10.14	Florida Fee Payment Agreement, dated September 11, 1998, regarding the payment of attorneys’ fees, incorporated herein by reference to Exhibit 10.2 to Loews’s Report on Form 10-Q for the quarter ended September 30, 1998 (File No. 1-6541) filed November 17, 2008
10.15	Master Settlement Agreement with 46 states, the District of Columbia, the Commonwealth of Puerto Rico, Guam, the U.S. Virgin Islands, American Samoa and the Northern Marianas to settle the asserted and unasserted health care cost recovery and certain other claims of those states, incorporated herein by reference to Exhibit 10 to Loews’s Current Report on Form 8-K (File No. 1-6541) filed November 25, 1998
10.16	Form of Assignment and Assumption of Services Agreement, dated as of April 1, 2008, by and between R.J. Reynolds Tobacco Company and R.J. Reynolds Global Products, Inc., with a joinder by Lorillard Tobacco Company, incorporated herein by reference to Exhibit 10.17 to our Amended Registration Statement on Form S-4 (File No. 333-149051) filed on March 26, 2008
10.17	Lorillard, Inc. 2008 Incentive Compensation Plan, incorporated herein by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q filed on August 7, 2008†
10.18	Form of Lorillard, Inc. indemnification agreement for directors and executive officers, incorporated herein by reference to Exhibit 10.19 to our Amended Registration Statement on Form S-4 (File No. 333-149051) filed on May 9, 2008†
10.19	Form of Severance Agreement for named executive officers, incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on July 10, 2008†
10.20	Amendment to Supply Agreement for Reconstituted Tobacco, dated as of October 30, 2008, by and between R.J. Reynolds Tobacco Company and Lorillard Tobacco Company, incorporated herein by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q filed on November 4, 2008#
10.21	Form of Stock Appreciation Rights Award Certificate, incorporated herein by reference to Exhibit 10.7 to our Quarterly Report on Form 10-Q filed on November 4, 2008†

Exhibit
Number	Description

11.1	Statement regarding computation of earnings per share. (See Note 8 to the consolidated financial statements.)*
21.1	Subsidiaries of Lorillard, Inc.*
23.1	Consent of Independent Registered Public Accounting Firm
23.2	Consent of Management Science Associates, Inc.*
31.1	Certification by the Chief Executive Officer of Lorillard, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a)*
31.2	Certification by the Chief Financial Officer of Lorillard, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a)*
32.1	Certification by the Chief Executive Officer and Chief Financial Officer of Lorillard, Inc. pursuant to 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002)**
99.1	Certain Litigation Matters*

*	Filed herewith.

**	Furnished herewith.

#	Confidential treatment has been granted for certain portions of this exhibit pursuant to an order under the Exchange Act of 1934, as amended, which portions have been omitted and filed separately with the Securities and Exchange Commission.

†	Management or compensatory plan or arrangement required to be filed pursuant to Item 601(b)(10) of Regulation S-K.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 2, 2009.

LORILLARD, INC.

By:	/s/ MARTIN L. ORLOWSKY
Name:     Martin L. Orlowsky

Title:	Chairman, President and Chief
Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons in the capacities indicated on March 2, 2009. The undersigned hereby constitute and appoint Martin L. Orlowsky, David H. Taylor and Ronald S. Milstein, and each of them, their true and lawful agents and attorneys-in-fact with full power and authority in said agents and attorneys-in-fact, and in any one or more of them, to sign for the undersigned and in their respective names as directors and officers of Lorillard, Inc., any amendment or supplement hereto. The undersigned hereby confirm all acts taken by such agents and attorney-in-fact, or any one or more of them, as herein authorized.

Signature	Title

/s/ MARTIN L. ORLOWSKY Martin L. Orlowsky	Chairman, President and Chief Executive Officer (Principal Executive Officer)

/s/ DAVID H. TAYLOR David H. Taylor	Director and Executive Vice President, Finance and Planning and Chief Financial Officer (Principal Financial Officer)

/s/ THOMAS R. STAAB Thomas R. Staab	Senior Vice President, Finance and Chief Accounting Officer, (Principal Accounting Officer)

/s/ ROBERT C. ALMON Robert C. Almon	Director

/s/ VIRGIS W. COLBERT Virgis W. Colbert	Director

/s/ DAVID E. R. DANGOOR David E. R. Dangoor	Director

/s/ KIT D. DIETZ Kit D. Dietz	Director

/s/ RICHARD W. ROEDEL Richard W. Roedel	Director

/s/ NIGEL TRAVIS Nigel Travis	Director

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS OF LORILLARD, INC. AND SUBSIDIARIES

Column A	Column B	Column C		Column D	Column E
		Additions
	Balance at	Charged to	Charged		Balance at
	Beginning	Costs and	to Other		End of
Description	of Period	Expenses	Accounts	Deductions(1)	Period
	(In millions)

For the Year Ended December 31, 2008
Deducted from assets:
Allowance for discounts	$—	$145	$—	$145	$—
Allowance for doubtful accounts	2	—	—	—	2

	$2	$145	$—	$145	$2

For the Year Ended December 31, 2007
Deducted from assets:
Allowance for discounts	$—	$138	$—	$138	$—
Allowance for doubtful accounts	2	—	—	—	2

Total	$2	$138	$—	$138	$2

For the Year Ended December 31, 2006
Deducted from assets:
Allowance for discounts	$1	$135	$—	$136	$—
Allowance for doubtful accounts	2	—	—	—	2

Total	$3	$135	$—	$136	$2

(1)	Discounts allowed.