Form 10-Q
period 2009-03-31
LORILLARD, INC.
filed 2009-05-05
CIK 1424847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From                      to
Commission File Number: 001-34097
Lorillard, Inc.
(Exact name of registrant as specified in its charter)

Delaware	13-1911176
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)
714 Green Valley Road, Greensboro, North Carolina 27408-7018
(Address of principal executive offices) (Zip Code)
(336) 335-7000
(Registrant’s telephone number, including area code)
NOT APPLICABLE
(Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑       No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐       No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐       No ☑

Class	Outstanding at April 29, 2009

Common stock, $0.01 par value	168,169,110 shares

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
LORILLARD, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)

	March 31,	December 31,
	2009	2008
	(In millions)
Assets:
Cash and cash equivalents	$1,483	$1,191
Accounts receivables, less allowance of $2 and $2	9	7
Other Receivables	52	55
Inventories	353	255
Deferred income taxes	454	454

Total current assets	2,351	1,962
Plant and equipment	220	218
Prepaid pension assets	37	36
Other investments	15	15
Deferred taxes and other assets	96	90

Total assets	$2,719	$2,321

Liabilities and Shareholders’ Equity:
Accounts and drafts payable	$21	$30
Accrued liabilities	279	255
Settlement costs	1,217	974
Income taxes	111	14

Total current liabilities	1,628	1,273
Postretirement pension, medical and life insurance benefits	320	317
Other liabilities	102	100

Total liabilities	2,050	1,690

Commitments and Contingent Liabilities
Shareholders’ Equity:
Preferred stock, $0.01 par value, authorized 10 million shares	—	—
Common stock:
Authorized—600 million shares; par value — $0.01 per share
Issued—174 million and 174 million shares
Outstanding—168 million and 174 million shares	2	2
Additional paid-in capital	228	222
Earnings retained in the business	994	965
Accumulated other comprehensive loss	(155)	(158)

	1,069	1,031
Treasury shares at cost, 6 million shares in 2008	(400)	(400)

Total shareholders’ equity	669	631

Total liabilities and shareholders’ equity	$2,719	$2,321

See Notes to Consolidated Condensed Financial Statements

LORILLARD, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended
	March 31,
(In millions, except per share data)	2009	2008
Net sales (including excise taxes of $150 and $163, respectively)	$917	$921
Cost of sales	532	555

Gross profit	385	366
Selling, general and administrative	91	100

Operating income	294	266
Other income (expense), net	1	9

Income before income taxes	295	275
Income taxes	111	101

Net income	$184	$174

Earnings per share:
Basic	$1.09	$1.00
Diluted	$1.09	$1.00

Number of shares outstanding:
Basic	168.07	173.92
Diluted	168.18	173.92

See Notes to Consolidated Condensed Financial Statements

LORILLARD, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)

					Accumu
					lated		Total
	Compre-		Additional	Earnings	Other		Sharehold-
	hensive	Common	Paid-in	Retained in	Compre-	Treasury	ers’
	Income	Stock	Capital	the Business	hensive Loss	Shares	Equity
	(In millions)
Balance January 1, 2008, as previously reported		$—	$219	$882	$(88)	$—	$1,013

Par value adjustment, Lorillard common stock — 1.7 million to 1 stock split		2	(2)				—

Balance, January 1, 2008, as adjusted		2	217	882	(88)	—	$1,013
Comprehensive income:
Net income	$174			174			174
Other comprehensive gains, pension liability	1				1		1

Comprehensive income	$175

Dividends paid				(291)			(291)
Share-based compensation			1				1

Balance, March 31, 2008		$2	$218	$765	$(87)	$—	$898

Balance, January 1, 2009		$2	$222	$965	$(158)	$(400)	$631

Comprehensive income:
Net income	$184			184			184
Other comprehensive gains, pension liability	3				3		3

Comprehensive income	$187

Dividends paid				(155)			(155)
Share-based compensation			6				6

Balance, March 31, 2009		$2	$228	$994	$(155)	$(400)	$669

See Notes to Consolidated Condensed Financial Statements

LORILLARD, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 31,
	2009	2008
	(In millions)
Cash flows from operating activities:
Net income	$184	$174
Adjustments to reconcile net cash provided (used in) by operating activities :
Depreciation and amortization	8	9
Deferred income taxes	—	89
Changes in operating assets and liabilities:
Accounts receivable	—	(2)
Inventories	(98)	(36)
Accounts payable and accrued liabilities	16	14
Settlement costs	243	253
Income taxes	97	4
Other assets	(4)	(3)
Postretirement health and life insurance benefits	7	2
Other	—	(5)

Net cash provided by operating activities	453	499

Cash flows from investing activities:
Purchases of investments	—	(800)
Proceeds from sales of investments	—	196
Additions to plant and equipment	(10)	(7)

Net cash used in investing activities	(10)	(611)

Cash flows from financing activities:
Dividends paid	(155)	(291)
Excess tax benefits from share-based arrangements	4	—

Net cash used in financing activities	(151)	(291)

Change in cash and cash equivalents	292	(403)
Cash and cash equivalents, beginning of year	1,191	1,210

Cash and cash equivalents, end of period	$1,483	$807

Cash paid for income taxes	$14	$16

See Notes to Consolidated Condensed Financial Statements

LORILLARD, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation
          Overview. Lorillard, Inc., through its subsidiaries, is engaged in the manufacture and sale of cigarettes. Its principal products are marketed under the brand names of Newport, Kent, True, Maverick and Old Gold with substantially all of its sales in the United States of America.
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
          The accompanying unaudited consolidated condensed financial statements reflect all adjustments necessary to present fairly the financial position as of March 31, 2009 and December 31, 2008 and the unaudited consolidated condensed statements of income, shareholders’ equity and changes in cash flows for the three months ended March 31, 2009 and 2008.
          Results of operations for the three months for each of the years reported herein are not necessarily indicative of results of operations of the entire year.
          These consolidated condensed financial statements should be read in conjunction with the Consolidated Financial Statements and related Notes to Consolidated Financial Statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission (the “SEC”) on March 2, 2009.
          On May 7, 2008, the Company amended its certificate of incorporation to affect a 1,739,234.29 for 1 stock split of its 100 shares of common stock then outstanding. All common share and per share information has been retroactively adjusted for the periods presented.
          On June 10, 2008, Loews Corporation (“Loews”) distributed 108,478,429 shares of common stock of the Company in exchange for and in redemption of all 108,478,429 outstanding shares of Loews’ Carolina Group stock, as described in the Registration Statement (File No. 333-149051) on Form S-4 filed with the SEC under the Securities act of 1933, as amended (the “Separation”). Pursuant to the terms of the Exchange Offer, described in the Registration Statement, on June 16, 2008, Loews accepted 93,492,857 shares of Loews common stock in exchange for 65,445,000 shares of the Company’s common stock. As a result of such distributions, Loews ceased to own any equity interest in the Company and the Company became an independent publicly held company.
          Prior to the Separation, Lorillard was included in the Loews consolidated federal income tax return, and federal income tax liabilities were included on the balance sheet of Loews. Under the terms of the pre-Separation Tax Allocation Agreement between Lorillard and Loews, the Company made payments to, or was reimbursed by, Loews for the tax effects resulting from its inclusion in Loews’ consolidated federal income tax return. As of March 31, 2009, Loews is obligated to reimburse Lorillard $14 million related to pre-Separation tax benefits and payments, which will be reimbursed by December 2009.
          Recently adopted accounting pronouncements. Lorillard adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” on January 1, 2008, utilizing the one year deferral that was granted for the implementation of SFAS No. 157 for all nonrecurring fair value measurements of non-financial assets and liabilities. The one year deferral expired on January 1, 2009. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The adoption of SFAS No. 157 did not have a material impact on Lorillard’s financial position or results of operations.

          In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The effective date for SFAS No. 162 is November 15, 2008. The adoption of SFAS No. 162 did not have a material impact on Lorillard’s financial position or results of operations.
          In June 2008, the FASB issued FASB Staff Position (“FSP”) Emerging Issues Task Force ((“EITF”) Issue No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share. This interpretation is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years. Lorillard adopted this interpretation on January 1, 2009. The adoption of EITF 03-6-1 did not have a material impact on Lorillard’s financial position or results of operations.
          In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active,” which clarifies the application of SFAS No. 157 (described above) in a market that is not active. The effective date for FSP FAS 157-3 is October 10, 2008. The adoption of FSP FAS 157-3 did not have a material impact on Lorillard’s financial position or results of operations.
          In December 2007, the FASB ratified EITF Issue No. 07-1, “Accounting for Collaborative Arrangements” effective for fiscal years beginning after December 15, 2008. EITF 07-1 defines a collaborative arrangement as an arrangement where the parties are active participants and have exposure to significant risks. Transactions with third parties should be classified in the financial statements in the appropriate category according to EITF Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” Payments between the partners of the collaborative agreement should be categorized based on the terms of the agreement, business operations, and authoritative literature. Lorillard adopted this interpretation on January 1, 2009. The adoption of EITF 07-1 did not have a material impact on Lorillard’s financial position or results of operations.
          Accounting pronouncements not yet adopted. In December 2008, the FASB issued FSP FAS 132(R)-1, “Employers’ Disclosures About Postretirement Benefit Plan Assets,” effective for years ending after December 15, 2009 with early application permitted. FSP FAS 132(R)-1 requires disclosure of investment policies and strategies in narrative form. FSP FAS 132(R)-1 also requires employer disclosure on the fair value of plan assets, including (a) the level in the fair value hierarchy, (b) a reconciliation of beginning and ending fair value balances for Level 3 assets, and (c) information on inputs and valuation techniques.
          In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” which requires interim disclosures on the fair value of financial instruments. The effective date is for interim periods ending after June 15, 2009.
          In April 2009, the FASB issued FSP FAS 157-4, “Determining Whether a Market is not Active and a Transaction is not Distressed,” which utilizes a two step model to determine if the market is inactive and then to determine if the transaction is distressed. The effective date is for interim and annual periods ending after June 15, 2009. Lorillard is evaluating the impact that adopting FSP FAS 157-4 will have on its financial position or results of operations.
          In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” which requires that other-than-temporary impairments for debt securities be based on whether the entity intends to sell the security or the entity will more likely than not be required to sell the security before it recovers its cost basis. The effective date is for interim and annual periods ending after June 15, 2009. Lorillard is evaluating the impact that adopting FSP FAS 115-2 and FAS 124-2 will have on its financial position or results of operations.

2. Inventories
          Inventories are valued at the lower of cost, determined on a last-in, first-out (“LIFO”) basis, or market and consisted of the following:

	March 31,	December 31,
	2009	2008
	(In millions)
Leaf tobacco	$252	$208
Manufactured stock	95	42
Material and supplies	6	5

	$353	$255

          If the average cost method of accounting was used, inventories would be greater by approximately $163 and $155 million at March 31, 2009 and December 31, 2008, respectively.
3. Plant and Equipment
          Plant and equipment is stated at cost and consisted of the following:

	March 31,	December 31,
	2009	2008
	(In millions)
Land	$3	$3
Buildings	87	87
Equipment	541	532

Total	631	622
Accumulated depreciation	(411)	(404)

Plant and equipment, net	$220	$218

4. Accrued Liabilities
          Accrued liabilities were as follows:

	March 31,	December 31,
	2009	2008
	(In millions)
Legal fees	$25	$21
Salaries and other compensation	20	21
Medical and other employee benefit plans	29	27
Consumer rebates	54	62
Sales promotion	23	23
Excise and other taxes	74	56
Other accrued liabilities	54	45

Total	$279	$255

5. Fair Value
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
          Assets and liabilities measured at fair value on a recurring basis are summarized below. The valuation of securities that are actively traded or have quoted prices are classified as Level 1. These securities include repurchase agreements and money market funds and were valued as follows at March 31, 2009:

	Level 1	Level 2	Level 3	Total
	(In millions)
Cash	$1	$—	$—	$1
Repurchase agreements collateralized by treasury securities	155	—	—	155
Treasury money market funds	23	—	—	23
Government money market funds	1,303	—	—	1,303
Prime money market funds	1	—	—	1

Total cash and cash equivalents	$1,483	$—	$—	$1,483

6. Earnings Per Share
          Basic and diluted earnings per share (“EPS”) were calculated using the following:

	Three Months Ended
	March 31,
	2009	2008
	(In millions)
Net Earnings	$184	$174

Weighted Average Shares Outstanding — Basic	168.07	173.92
Stock Options and Stock Appreciation Rights	.11	.00

Weighted Average Shares Outstanding — Diluted	168.18	173.92

          Options to purchase 0.6 million shares of common stock were excluded from the diluted earnings per share calculation because their effect would be anti-dilutive for the quarter ended March 31, 2009.
          Loews distributed its interest in the Company to holders of Loews’ Carolina Group stock and Loews’ common stock in a series of transactions which were completed on June 10, 2008 and June 16, 2008, respectively. The Company had 173,923,429 shares outstanding as of the Separation from Loews. All prior period EPS amounts have been adjusted to reflect the new capital structure of the Company.

7. Benefit Plans
          Lorillard has defined benefit pension, postretirement benefits, profit sharing and savings plans for eligible employees.
          Net periodic benefit cost components were as follows:

	Three Months Ended
	March 31,
Pension Benefits	2009	2008
	(In millions)
Service cost	$4	$4
Interest cost	14	14
Expected return on plan assets	(15)	(17)
Amortization of net loss	4	—
Amortization of prior service cost	1	1

Net periodic benefit cost	$8	$2

	Three Months Ended
	March 31,
Other Postretirement Benefits	2009	2008
	(In millions)
Service cost	$1	$1
Interest cost	3	3
Amortization of net loss	—	—

Net periodic benefit cost	$4	$4

8. Legal Proceedings
Legal Proceedings
Tobacco-Related Product Liability Litigation
     As of April 27, 2009, approximately 6,850 product liability cases are pending against cigarette manufacturers in the United States. Lorillard Tobacco is a defendant in approximately 5,900 of these cases. Lorillard, Inc. is a co-defendant in approximately 1,085 cases. Approximately 3,200 of these lawsuits are Engle Progeny Cases, described below, in which the claims of approximately 8,650 individual plaintiffs are asserted.
     The pending product liability cases are composed of the following types of cases:
     Conventional Product Liability Cases. Conventional Product Liability Cases are brought by individuals who allege cancer or other health effects caused by smoking cigarettes, by using smokeless tobacco products, by addiction to tobacco, or by exposure to environmental tobacco smoke. Approximately 155 cases are pending against cigarette manufacturers, including approximately 35 cases against Lorillard Tobacco. Lorillard, Inc. is a co-defendant in eight cases.
     Engle Progeny Cases. Engle Progeny Cases are brought by individuals who purport to be members of the decertified Engle class. These cases are pending in a number of Florida courts. Lorillard Tobacco is a defendant in approximately 3,200 Engle Progeny Cases. Lorillard, Inc. is a defendant in approximately 1,075 cases. Lorillard Tobacco is a party to each of the Engle Progeny Cases in which Lorillard, Inc. is named as a defendant. Many of the cases have been filed on behalf of multiple class members, and approximately 8,650 individual smokers are asserting claims in the pending cases.

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
     Class Action Cases. Class Action Cases are purported to be brought on behalf of large numbers of individuals for damages allegedly caused by smoking. Eight of these cases are pending against Lorillard Tobacco. Lorillard, Inc. is a defendant in two of these eight cases. Two of the eight cases assert claims on behalf of purchasers of “light” cigarettes. Lorillard, Inc. is not a defendant in either of these cases. Neither Lorillard Tobacco nor Lorillard, Inc. is a defendant in the approximately 30 additional “lights” class actions that are pending against other cigarette manufacturers.
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
     Included in this category is the suit filed by the federal government, United States of America v. Philip Morris USA, Inc., et al., that sought return of profits and injunctive relief. In August 2006, the trial court issued its verdict and granted injunctive relief. The verdict did not award monetary damages. See “—Reimbursement Cases” below.
     Filter Cases. In addition to the above, Filter Cases are brought by individuals, including former employees of Lorillard Tobacco, who seek damages resulting from their alleged exposure to asbestos fibers that were incorporated into filter material used in one brand of cigarettes manufactured by Lorillard Tobacco for a limited period of time ending more than 50 years ago. Lorillard is a defendant in 30 Filter Cases. Lorillard Tobacco is a defendant in 29 such cases, including two cases in which Lorillard, Inc. is a defendant. Lorillard, Inc. is also a defendant in an additional Filter Case, in which Lorillard Tobacco is not a defendant.
     In addition to the above, Lorillard Tobacco and Lorillard, Inc. are named as defendants in one case in which it is alleged that a fire caused by a Lorillard cigarette led to an individual’s death.
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
     Conventional Product Liability Cases
     As of April 27, 2009, approximately 155 cases are pending against cigarette manufacturers in the United States. Lorillard Tobacco is a defendant in approximately 35 of these cases. Lorillard, Inc. is a defendant in four of the pending cases. Lorillard Tobacco is a party to each of the cases in which Lorillard, Inc. is a defendant.

     Since January 1, 2007, verdicts have been returned in three cases. Neither Lorillard Tobacco nor Lorillard, Inc. was a defendant in any of these trials. A defense verdict was returned in one of the trials, and a jury found in favor of the plaintiffs and awarded damages in the other two trials. The defendants in the latter cases are pursuing appeals. In rulings addressing cases tried in earlier years, some appellate courts have reversed verdicts returned in favor of the plaintiffs while other judgments that awarded damages to smokers have been affirmed on appeal. Manufacturers have exhausted their appeals and have been required to pay damages to plaintiffs in nine individual cases in recent years. Punitive damages were paid to the smokers in three of the nine cases. Neither Lorillard Tobacco nor Lorillard, Inc. was a party to these nine matters.
     Some of the cases pending against cigarette manufacturers are scheduled for trial in 2009. Neither Lorillard Tobacco nor Lorillard, Inc. is a defendant in those cases. Trial dates are subject to change.
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
     As of April 27, 2009, Lorillard Tobacco was a defendant in approximately 3,200 cases filed by individuals who allege they or their decedents were members of the Engle class. Lorillard, Inc. is a defendant in approximately 1,075 of the pending cases. Lorillard Tobacco is a party to each of the cases in which Lorillard, Inc. is a defendant. Some of the suits are on behalf of multiple plaintiffs. Claims have been asserted by or on behalf of the estates of approximately 8,650 former class members in these 3,200 cases. In some cases, spouses of alleged former class members have also brought derivative claims.
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
     As of April 27, 2009, Lorillard Tobacco was a defendant in several Engle Progeny Cases that have been placed on courts’ 2009 trial calendars or in which specific 2009 trial dates have been set. Lorillard, Inc. is a defendant in some of these cases. Trial schedules are subject to change and it is not possible to predict how many of the cases pending against Lorillard Tobacco or Lorillard, Inc. will be tried during 2009. It also is not possible to predict whether some courts will implement procedures that consolidate multiple Engle Progeny Cases for trial.
     As of April 27, 2009, trial was underway in two Engle Progeny cases. Neither Lorillard Tobacco nor Lorillard, Inc. is a defendant in these cases. Verdicts had been returned in three Engle Progeny cases since the Florida Supreme Court issued its 2006 ruling that permitted members of the Engle class to bring individual lawsuits. Neither Lorillard Tobacco nor Lorillard, Inc. was a defendant in these three trials. Juries awarded actual damages and punitive damages in one of the trials. In the other two trials, juries found in favor of the defendants that the plaintiffs were not former Engle class members. As of April 27, 2009, courts in two of the cases were considering post-trial motions, while the verdict in the third case has been appealed. In a case tried prior to the Florida Supreme Court’s 2006 decision permitting members of the Engle class to bring individual lawsuits, one Florida court allowed the plaintiff to rely at trial on certain of the Engle jury’s findings. That trial resulted in a verdict for the plaintiffs in which they were awarded approximately $25 million in actual damages. Neither Lorillard Tobacco nor Lorillard, Inc. was a party to this case. The defendants in this case are pursuing an appeal of the judgment, which was not entered until 2008.
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
     As of April 27, 2009, approximately 730 cases were pending. Lorillard Tobacco is a defendant in approximately 55 of the pending cases. The court has entered a trial plan that calls for a multi-phase trial. The first phase of trial has been scheduled to begin on February 1, 2010. Trial dates are subject to change.
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
     As of April 27, 2009, none of the flight attendant cases are scheduled for trial. Trial dates are subject to change.
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
     Cigarette manufacturers, including Lorillard Tobacco and Lorillard, Inc., have defeated motions for class certification in a total of 36 cases, 13 of which were in state court and 23 of which were in federal court. Motions for class certification have also been ruled upon in some of the “lights” cases or in other class actions to which neither Lorillard Tobacco nor Lorillard, Inc. was a party. In some of these cases, courts have denied class certification to the plaintiffs, while classes have been certified in other matters.
     The Scott Case. In one of the class actions pending against Lorillard Tobacco, Scott v. The American Tobacco Company, et al. (District Court, Orleans Parish, Louisiana, filed May 24, 1996), the members of the class have been awarded damages. The defendants, including Lorillard Tobacco, have noticed an appeal from this award, which has been accepted for review by the Louisiana Court of Appeal, Fourth Circuit. The appeal is from the amended final judgment entered by the District Court in July 2008 that ordered defendants to pay approximately $264 million to fund a court-supervised cessation program for the members of the certified class. The amended final judgment also awards post-judgment judicial interest that will continue to accrue from June 2004 until the judgment either is paid or is reversed on appeal. As of April 27, 2009, judicial interest totaled approximately $95.2 million. Lorillard, Inc., which was a party to the case in the past, is no longer a defendant in Scott.
     During 1997, Scott was certified a class action on behalf of certain cigarette smokers resident in the State of Louisiana who desire to participate in medical monitoring or smoking cessation programs and who began smoking prior to September 1, 1988, or who began smoking prior to May 24, 1996 and allege that defendants undermined compliance with the warnings on cigarette packages.
     Trial in Scott was heard in two phases. At the conclusion of the first phase in July 2003, the jury rejected medical monitoring, the primary relief requested by plaintiffs, and returned sufficient findings in favor of the class to proceed to a Phase II trial on plaintiffs’ request for a statewide smoking cessation program. Phase II of the trial, which concluded during May 2004, resulted in an award of $591 million to fund cessation programs for Louisiana smokers.
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
     Should the amended final judgment be sustained on appeal, Lorillard Tobacco’s share of that judgment, including the award of post-judgment interest, has not been determined. In the fourth quarter of 2007, Lorillard, Inc. recorded a pretax provision of approximately $66 million for this matter which was included in selling, general and administrative expenses on the consolidated statements of income and in other liabilities on the consolidated balance sheets.
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
     Other Class Action Cases. In one of the cases pending against Lorillard Tobacco, Brown v. The American Tobacco Company, Inc., et al. (Superior Court, San Diego County, California, filed June 10, 1997), the court initially certified the case as a class action but it subsequently granted defendants’ motion for class decertification. The California Supreme Court heard plaintiffs’ appeal of the decertification order on March 3, 2009 and a ruling could be issued at any time. The class originally certified in Brown was composed of residents of California who smoked at least one of defendants’ cigarettes between June 10, 1993 and April 23, 2001 and who were exposed to defendants’ marketing and advertising activities in California.
     “Lights” Class Actions. Cigarette manufacturers are defendants in another group of approximately 30 cases in which plaintiffs’ claims are based on the allegedly fraudulent marketing of “light” or “ultra-light” cigarettes. Classes have been certified in some of these matters. In one of the pending “lights” cases, Good v. Altria Group, Inc., et al., the U.S. Supreme Court ruled that federal law does not prohibit plaintiffs from challenging statements authorized by the Federal Trade Commission about tar and nicotine yields that have been made in cigarette advertisements. Lorillard Tobacco is a defendant in one purported class action in which plaintiffs claims are limited to purchasers of “light” cigarettes, Schwab v. Philip Morris USA, Inc., et al., which is discussed below. In another case, Cleary v. Philip Morris Incorporated, et al., plaintiffs were permitted to amend their complaint in an existing class action in order to assert claims on behalf of a subclass of individuals who purchased “light” cigarettes from the defendants, including Lorillard Tobacco. Lorillard, Inc. is not a party to any of the purported “lights” class actions. A petition has been filed with the Judicial Panel on Multidistrict Litigation that proposes the transfer and consolidation of purported “lights” class actions in federal courts into a specially constituted court for pretrial proceedings. The eleven cases include the Cleary and Schwab cases that are pending against Lorillard Tobacco. As of April 27, 2009, the Judicial Panel had not issued a ruling in response to this application.
     The Schwab Case. In the case of Schwab v. Philip Morris USA, Inc., et al. (U.S. District Court, Eastern District, New York, filed May 11, 2004), plaintiffs base their claims on defendants’ alleged violations of the RICO statute in the manufacture, marketing and sale of “light” cigarettes. Plaintiffs estimated damages to the class in the hundreds of billions of dollars. Any damages awarded to the plaintiffs based on defendants’ violation of the RICO statute would be trebled. In September 2006, the court granted plaintiffs’ motion for class certification and certified a nationwide class action on behalf of purchasers of “light” cigarettes. In March 2008, the Second Circuit Court of Appeals reversed the class certification order and ruled that the case may not proceed as a class action. Schwab has been returned to the U.S. District Court for the Eastern District of New York for further proceedings, but the future activity in this matter, if any, is not known. Lorillard, Inc. is not a party to this case.
     Reimbursement Cases
     Lorillard Tobacco is a defendant in the four Reimbursement Cases that are pending in the U.S. and it has been named as a party to a case in Israel. Lorillard, Inc. is a co-defendant in two of the four cases pending in the U.S. Plaintiffs in the case in Israel have attempted to assert claims against Lorillard, Inc. In one of the cases, an order was entered dismissing the case, but the deadline for plaintiffs to notice an appeal of such order had not expired as of April 27, 2009.
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
     In its 2006 verdict, the court determined that the defendants, including Lorillard Tobacco, violated certain provisions of the RICO statute, that there was a likelihood of present and future RICO violations, and that equitable relief was warranted. The government was not awarded monetary damages. The equitable relief included permanent injunctions that prohibit the defendants, including Lorillard Tobacco, from engaging in any act of racketeering, as defined under RICO; from making any material false or deceptive statements concerning cigarettes; from making any express or implied statement about health on cigarette packaging or promotional materials (these prohibitions include a ban on using such descriptors as “low tar,” “light,” “ultra-light,” “mild” or “natural”); and from making any statements that “low tar,” “light,” “ultra-light,” “mild” or “natural” or low-nicotine cigarettes may result in a reduced risk of disease. The final judgment and remedial order also requires the defendants, including Lorillard Tobacco, to make corrective statements on their websites, in certain media, in point-of-sale advertisements, and on cigarette package “inserts” concerning: the health effects of smoking; the addictiveness of smoking; that there are no significant health benefits to be gained by smoking “low tar,” “light,” “ultra-light,” “mild” or “natural” cigarettes; that cigarette design has been manipulated to ensure optimum nicotine delivery to smokers; and that there are adverse effects from exposure to secondhand smoke. If the final judgment and remedial order are not modified or vacated on appeal, the costs to Lorillard Tobacco for compliance could exceed $10 million. Defendants have appealed to the U.S. Court of Appeals for the District of Columbia Circuit, which has stayed the judgment and remedial order while the appeal is proceeding. The government also has noticed an appeal from the final judgment. The Court of Appeals heard oral argument of the consolidated appeal in October 2008 and a ruling could be issued at any time. While trial was underway, the District of Columbia Court of Appeals ruled that plaintiff may not seek return of profits. In its present appeal, the government has preserved its right to seek review of this claim by the United States Supreme Court. Prior to trial, the government had estimated that it was entitled to approximately $280 billion from the defendants for its return of profits claim. In addition, the government sought during trial more than $10 billion for the creation of nationwide smoking cessation, public education and counter-marketing programs. In its 2006 verdict, the trial court declined to award such relief. It is possible that this claim could be reinstated on appeal.
     Settlement of State Reimbursement Litigation
     On November 23, 1998, Lorillard Tobacco, Philip Morris Incorporated, Brown & Williamson Tobacco Corporation and R.J. Reynolds Tobacco Company (the “Original Participating Manufacturers”) entered into the Master Settlement Agreement (“MSA”) with 46 states, the District of Columbia, the Commonwealth of Puerto Rico, Guam, the U.S. Virgin Islands, American Samoa and the Commonwealth of the Northern Mariana Islands to settle the asserted and unasserted health care cost recovery and certain other claims of those states. These settling entities are generally referred to as the “Settling States.” The Original Participating Manufacturers had previously settled similar claims brought by Mississippi, Florida, Texas and Minnesota, which together with the MSA are referred to as the “State Settlement Agreements.”
     The State Settlement Agreements provide that the agreements are not admissions, concessions or evidence of any liability or wrongdoing on the part of any party, and were entered into by the Original Participating Manufacturers to avoid the further expense, inconvenience, burden and uncertainty of litigation.
     Lorillard recorded pretax charges for its obligations under the State Settlement Agreements of $247 million and $257 million ($154 million and $162 million after taxes) for the three months ended March 31, 2009 and 2008, respectively. Lorillard’s portion of ongoing adjusted payments and legal fees is based on its share of domestic cigarette shipments in the year preceding that in which the payment is due. Accordingly, Lorillard records its portions of ongoing settlement payments as part of cost of manufactured products sold as the related sales occur.
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

     From time to time, lawsuits have been brought against Lorillard Tobacco and other participating manufacturers to the MSA, or against one or more of the states, challenging the validity of the MSA on certain grounds, including as a violation of the antitrust laws. See "—MSA-Related Antitrust Suit” below.
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
     Filter Cases
     In addition to the above, claims have been brought against Lorillard Tobacco and Lorillard, Inc. by individuals who seek damages resulting from their alleged exposure to asbestos fibers that were incorporated into filter material used in one brand of cigarettes manufactured by Lorillard Tobacco for a limited period of time ending more than 50 years ago. Lorillard Tobacco is a defendant in 29 such cases. Lorillard, Inc. is a defendant in three Filter Cases, including two that also name Lorillard Tobacco. Since January 1, 2007, Lorillard Tobacco has paid, or has reached agreement to pay, a total of approximately $14.2 million in settlements to finally resolve approximately 70 claims. The related expense was recorded in selling, general and administrative expenses on the consolidated statements of income. In the only such case tried since January 1, 2007, a jury in the District Court of Bexar County, Texas, returned a verdict for Lorillard Tobacco during September 2008 in the case of Young v. Lorillard Tobacco Company. As of April 27, 2009, eight of the Filter Cases were scheduled for trial. Trial dates are subject to change.
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
     In the Kansas case, the District Court of Seward County certified a class of Kansas indirect purchasers in 2002. In July 2006, the Court issued an order confirming that fact discovery was closed, with the exception of privilege issues that the Court determined, based on a Special Master’s report, justified further fact discovery. In October 2007, the Court denied all of the defendants’ privilege claims, and the Kansas Supreme Court thereafter denied a petition seeking to overturn that ruling. Discovery currently is ongoing. No date has been set by the Court for dispositive motions and trial.
     A decision granting class certification in New Mexico was affirmed by the New Mexico Court of Appeals in February 2005. As ordered by the trial court, class notice was sent out in October 2005. The New Mexico plaintiffs were permitted to rely on discovery produced in the Kansas case. In June 2006, the New Mexico trial court granted summary judgment to all defendants, and the suit was dismissed. An appeal was filed by the plaintiffs on August 14, 2006. The New Mexico Court of Appeals affirmed dismissal of all claims against Lorillard Tobacco in

December 2008, although claims against its major competitors were reinstated. Plaintiff has not sought to reinstate the claims against Lorillard Tobacco and the time for such action has expired. Accordingly, the New Mexico suit has now been concluded as against Lorillard Tobacco.
     MSA-Related Antitrust Suit. In October 2008, Lorillard Tobacco was named as a defendant in an action filed in the Western District of Kentucky, Vibo Corporation, Inc. d/b/a/ General Tobacco v. Conway, et al. The suit alleges that the named defendants, which include 52 state and territorial attorneys general and 19 tobacco manufacturers, violated the federal Sherman Antitrust Act of 1890 (the “Sherman Act”) by entering into and participating in the MSA. The plaintiff alleges that MSA participants, like it, that were not in existence when the MSA was executed in 1998 but subsequently became participants, are unlawfully required to pay significantly more sums to the states than companies that joined the MSA within 90 days after its execution. In addition to the Sherman Act claim, plaintiff has raised a number of constitutional claims against the states. Plaintiff seeks a declaratory judgment in its favor on all claims, an injunction against the continued enforcement of the MSA, treble damages against the tobacco manufacturer defendants, including Lorillard Tobacco and other manufacturer defendants, and damages and injunctive relief against the states, including contract recession and restitution. In December 2008, the court dismissed the complaint against all defendants, including Lorillard Tobacco. The court has not yet entered its final judgment. Accordingly, the time for plaintiff to appeal the decision has not yet expired.
Defenses
     Each of Lorillard Tobacco and Lorillard, Inc. believes that it has valid defenses to the cases pending against it as well as valid bases for appeal should any adverse verdicts be returned against either of them. Lorillard Tobacco is a defendant in approximately 5,900 pending product liability cases. Lorillard, Inc. is a co-defendant in approximately 1,085 of these cases. While Lorillard Tobacco and Lorillard, Inc. intend to defend vigorously all tobacco products liability litigation, it is not possible to predict the outcome of any of this litigation. Litigation is subject to many uncertainties. Plaintiffs have prevailed in several cases, as noted above. It is possible that one or more of the pending actions could be decided unfavorably as to Lorillard Tobacco, Lorillard, Inc. or the other defendants. Lorillard Tobacco and Lorillard, Inc. may enter into discussions in an attempt to settle particular cases if either believe it is appropriate to do so.
     Neither Lorillard Tobacco nor Lorillard, Inc. can predict the outcome of pending litigation. Some plaintiffs have been awarded damages from cigarette manufacturers at trial. While some of these awards have been overturned or reduced, other damages awards have been paid after the manufacturers have exhausted their appeals. These awards and other litigation activities against cigarette manufacturers continue to receive media attention. In addition, health issues related to tobacco products also continue to receive media attention. It is possible, for example, that the 2006 verdict in United States of America v. Philip Morris USA, Inc., et al., which made many adverse findings regarding the conduct of the defendants, including Lorillard Tobacco, could form the basis of allegations by other plaintiffs or additional judicial findings against cigarette manufacturers. In addition, the ruling in Good v. Altria Group, Inc., et al. could result in further “lights” litigation. Any such developments could have an adverse effect on the ability of Lorillard Tobacco or Lorillard, Inc. to prevail in smoking and health litigation and could influence the filing of new suits against Lorillard Tobacco or Lorillard, Inc. Lorillard Tobacco and Lorillard, Inc. also cannot predict the type or extent of litigation that could be brought against either of them, or against other cigarette manufacturers, in the future.
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
Indemnification Obligations
     In connection with the Separation Lorillard entered into a separation agreement with Loews (the “Separation Agreement”) and agreed to indemnify Loews and its officers, directors, employees and agents against all costs and expenses arising out of third party claims (including, without limitation, attorneys’ fees, interest, penalties and costs of investigation or preparation for defense), judgments, fines, losses, claims, damages, liabilities, taxes, demands, assessments and amounts paid in settlement based on, arising out of or resulting from, among other things, Loews’ ownership of or the operation of Lorillard and its assets and properties, and its operation or conduct of its businesses at any time prior to or following the Separation (including with respect to any product liability claims).
     Loews is a defendant in three pending product liability cases. One of these is a Reimbursement Case in Israel, while the two other cases are purported Class Action Cases on file in U.S. courts. Lorillard Tobacco also is a defendant in each of the three product liability cases in which Loews is involved. Pursuant to the Separation Agreement, Lorillard will be required to indemnify Loews for the amount of any losses and any legal or other fees with respect to such cases.
Other Litigation
     Lorillard is also party to other litigation arising in the ordinary course of business. The outcome of this other litigation will not, in the opinion of management, materially affect Lorillard’s results of operations or equity.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
          The following discussion should be read in conjunction with our historical consolidated financial statements and the notes related to those financial statements included in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (the “Form 10-Q”). In addition to historical information, the following discussion contains forward-looking statements based on current expectations that involve risks and uncertainties. Investors are cautioned not to place undue reliance on these forward-looking statements. Statements preceded by, followed by or that otherwise include the words “believe,” “expect,” “anticipate,” “intend,” “project,” “estimate,” “plan,” “may increase,” “may fluctuate” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” “may” and “could” are generally forward-looking in nature and are not historical facts. Actual results and the timing of certain events may differ significantly from those projected in such forward-looking statements due to a number of factors, including those risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2008 (the “Form 10-K”) and those risk factors set forth in “Business Environment” below, in Part II, “Item 1A. Risk Factors” and elsewhere in this Form 10-Q. Except for our ongoing obligations to disclose material information under the federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events unless required by law. For any forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States (“GAAP”).
          The terms “Lorillard,” “we,” “our” and “us” refer to Lorillard, Inc., a Delaware corporation, and its subsidiaries. The terms “Lorillard, Inc.” and the “Company” refer solely to the parent company and “Lorillard Tobacco” refers solely to Lorillard Tobacco Company, the principal subsidiary of Lorillard, Inc.
Overview
          We are the third largest manufacturer of cigarettes in the United States. We were founded in 1760 and are the oldest continuously operating tobacco company in the United States. Newport, which is our flagship brand, is a menthol flavored premium cigarette brand and the top selling menthol and second largest selling cigarette brand overall in the United States based on gross units sold in the first three months of 2009 and in the full year 2008. In addition to the Newport brand, our product line has five additional brand families marketed under the Kent, True, Maverick, Old Gold and Max brand names. These six brands include 44 different product offerings which vary in price, taste, flavor, length and packaging. In the United States and certain U.S. possessions and territories, we shipped 7.9 billion cigarettes in the first three months of 2009 and 37.8 billion cigarettes for full year 2008. Our major trademarks outside of the United States were sold in 1977. We manufacture all of our products at our Greensboro, North Carolina facility.

Critical Accounting Policies and Estimates
          For a description of the critical accounting policies that require the use of significant judgments and estimates by management, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Form 10-K filed with the Securities and Exchange Commission on March 2, 2009.
Business Environment
          Participants in the U.S. tobacco industry, including us, face a number of issues that have adversely affected their results of operations and financial condition in the past and will continue to do so, including:
•	A substantial volume of litigation seeking compensatory and punitive damages ranging into the billions of dollars, as well as equitable and injunctive relief, arising out of allegations of cancer and other health effects resulting from the use of cigarettes, addiction to smoking or exposure to environmental tobacco smoke, including claims for economic damages relating to alleged misrepresentation concerning the use of descriptors such as “lights,” as well as other alleged damages.

•	Substantial annual payments continuing in perpetuity, and significant restrictions on marketing and advertising have been agreed to and are required under the terms of certain settlement agreements, including the Master Settlement Agreement among major tobacco manufacturers and 46 states and various other governments and jurisdictions (the “MSA”) that we entered into in 1998 along with Philip Morris Incorporated, Brown & Williamson Tobacco Corporation and R.J. Reynolds Tobacco Company (the other “Original Participating Manufacturers”) to settle asserted and unasserted health care cost recovery and other claims. We and certain other U.S. tobacco product manufacturers previously settled similar claims brought by Mississippi, Florida, Texas and Minnesota (the “Initial State Settlements,” and together with the MSA, the “State Settlement Agreements”). The State Settlement Agreements impose a stream of future payment obligations on us and the other major U.S. cigarette manufacturers and place significant restrictions on their ability to market and sell cigarettes.

•	The continuing contraction of the domestic cigarette market, in which we currently conduct our only significant business. As a result of price increases, restrictions on advertising, promotions and smoking in public and private facilities, increases in regulation and excise taxes, health concerns, a decline in the social acceptability of smoking, increased pressure from anti-tobacco groups and other factors, domestic cigarette shipments have decreased at a compound rate of approximately 2.6% from the twelve months ended March 31, 1999 through the twelve months ended March 31, 2009.

•	Increases in cigarette prices since 1998 have led to an increase in the volume of discount and, specifically, deep discount cigarettes. Cigarette price increases have been driven by increases in state and local excise taxes and by manufacturer price increases. Price increases have led, and continue to lead, to high levels of discounting and other promotional activities for premium brands. Deep discount brands have grown from an estimated share in 1998 of less than 1.5% to an estimated 14.3% for the three months ended March 31, 2009, and continue to be a significant competitive factor in the domestic market. We do not have sufficient empirical data to determine whether the increased price of cigarettes has deterred consumers from starting to smoke or encouraged them to quit smoking, but it is likely that increased prices may have had an adverse effect on consumption and may continue to do so.

•	Substantial and increasing regulation of the tobacco industry and government restrictions on smoking. In recent years, states and many local and municipal governments and agencies, as well as private businesses, have adopted legislation, regulations or policies which prohibit, restrict or discourage smoking, including legislation, regulations or policies prohibiting or restricting smoking in public buildings and facilities, stores, restaurants and bars, on airline flights and in the workplace. Other similar laws and regulations are currently under consideration and may be enacted by state and local governments in the future. A bill was introduced in March 2009 in the

U.S. Congress to grant the Food and Drug Administration (“FDA”) authority to regulate tobacco products. The bill was approved by the House of Representatives in April 2009 and may be considered by the Senate later this year. If the bill is enacted into law, we believe that the FDA could promulgate regulations that could among other things result in a ban on or restrict the use of menthol in cigarettes. The bill would impose new restrictions on the manner in which cigarettes can be advertised and marketed, require larger and more severe health warnings on cigarette packaging, restrict the level of tar and nicotine contained in or yielded by cigarettes and may alter the way cigarette products are developed and manufactured. We also believe that the bill, if enacted, would provide our larger competitors with a competitive advantage.
•	Substantial federal, state and local excise taxes which are reflected in the retail price of cigarettes. For the three months ended March 31, 2009, the federal excise tax was $0.39 per pack and combined state and local excise taxes ranged from $0.07 to $4.25 per pack. For the three months ended March 31, 2009, an excise tax increase of $0.56 per pack was implemented in one state. Congress recently enacted and the President signed into law an increase in the federal excise tax on cigarettes by $0.6166 per pack to $1.0066 per pack, effective April 1, 2009, to finance health insurance for children. It is likely that increases in excise and similar taxes have had an adverse impact on sales of cigarettes and that the most recent increase and future increases, the extent of which cannot be predicted, could result in further volume declines for the cigarette industry, including us, and an increased sales shift toward deep discount cigarettes rather than premium brands. In addition, we and other cigarette manufacturers and importers are required to pay an assessment under a federal law designed to fund payments to tobacco quota holders and growers.
          In December 2008, the Federal Trade Commission (the “FTC”) issued a statement withdrawing its previous guidance allowing the use of the term “FTC method” to identify the testing protocol used by cigarette manufacturers to ascertain the tar and nicotine yields of cigarettes on advertising. The statement also set forth the FTC’s position that it considered the use of certain descriptors like “lights” and “medium” in connection with the marketing and sale of cigarettes to be misleading consumers to believe that such cigarettes are safer than other cigarettes not bearing such descriptors. As a result of such statement, we will no longer list tar and nicotine yield information in our advertising and will include a statement that the use of certain descriptors on our packaging and advertising does not mean that the cigarette in question is any safer than any other flavor or style of cigarette.
          The domestic market for cigarettes is highly competitive. Competition is primarily based on a brand’s price, including the level of discounting and other promotional activities, positioning, consumer loyalty, retail display, quality and taste. Our principal competitors are the two other major U.S. cigarette manufacturers, Philip Morris USA Inc. (“Philip Morris”), a subsidiary of Altria Group, Inc., and R.J. Reynolds Tobacco Company (“Reynolds”), a subsidiary of Reynolds American Inc. We also compete with numerous other smaller manufacturers and importers of cigarettes, including deep discount cigarette manufacturers. We believe our ability to compete even more effectively has been restrained in some marketing areas as a result of retail merchandising contracts offered by Philip Morris and RAI which limit the retail shelf space available to our brands. As a result, in some retail locations we are limited in competitively supporting our promotional programs, which may constrain sales.

          The following table presents Lorillard’s selected industry and market share data for the three months ended March 31, 2009 and 2008.
Selected Industry and Market Share Data (1)

	Three Months Ended
	March 31,
	2009	2008
Lorillard total domestic unit volume (in billions)	7.7	8.4
Industry total domestic unit volume	72.0	80.4

Lorillard’s share of the domestic market	10.7	10.5
Lorillard’s premium volume as a percentage of its domestic volume	90.3	93.3
Lorillard’s share of the premium market	13.6	13.3

Newport’s share of the domestic market	9.5	9.5
Newport’s share of the premium market	13.3	13.0
Total menthol segment market share for the industry	28.7	28.4
Total discount segment market share for the industry	28.5	26.9
Newport’s share of the menthol market	33.1	33.5
Newport’s share of Lorillard’s total volume(2)	88.8	91.1
Newport’s share of Lorillard’s net sales(2)	93.2	94.1

(1)	Source: Management Science Associates, Inc. (“MSAI”), an independent third-party database management organization that collects wholesale shipment data from various cigarette manufacturers. MSAI divides the cigarette market into two price segments, the premium price segment and the discount or reduced price segment. MSAI’s information relating to unit sales volume and market share of certain of the smaller, primarily deep discount, cigarette manufacturers is based on estimates derived by MSAI. Management believes that volume and market share information for deep discount manufacturers may be understated and, correspondingly, market share information for the larger manufacturers, including Lorillard Tobacco, may be overstated by MSAI.

(2)	Source: Lorillard shipment reports.
Result of Operations
Three Months Ended March 31, 2009 Compared to the Three Months Ended March 31, 2008

	Three Months Ended
	March 31,
	2009	2008
	(In millions)
Net sales (including excise taxes of $150 and $163, respectively)	$917	$921
Cost of sales	532	555

Gross profit	385	366
Selling, general and administrative	91	100

Operating income	294	266
Other income, net	1	9

Income before income taxes	295	275
Income taxes	111	101

Net income	$184	$174

          Net sales. Net sales decreased by $4 million, or 0.4%, from $921 million for the three months ended March 31, 2008 to $917 million for the three months ended March 31, 2009. Net sales decreased $98 million due to lower unit sales volume and $12 million due to higher sales incentives, partially offset by higher average unit prices of $106 million reflecting price increases in May and December 2008 and February and March 2009. Federal excise taxes are included in net sales and have remained constant at $19.50 per thousand units, or $0.39 per pack of 20 cigarettes, since January 1, 2002.
          Our total unit volume decreased 7.6% and domestic unit volume decreased 8.2% during the three months ended March 31, 2009 compared to the corresponding period of 2008. Unit volume figures in this section are provided on a gross basis. Total Newport unit volume decreased 9.9% and domestic Newport volume decreased 10.6% during the three months ended March 31, 2009 compared to the corresponding period of 2008. Industry-wide domestic unit volume decreased 10.4% during the three months ended March 31, 2009 compared to the corresponding period of 2008. Industry shipments of premium brands comprised 71.5% of industry-wide domestic unit volume during the three months ended March 31, 2009 and 73.1% in the corresponding period of 2008.
          Wholesale shipment volume in the first quarter of 2009 compared to the same quarter of 2008 for Lorillard and for the total industry was negatively impacted by tax-driven trade purchasing patterns in anticipation of the $0.62 increase in the federal excise tax on cigarettes from $0.39 to $1.01 per pack on April 1, 2009. This legislation included provisions that imposed this increase in excise taxes on inventory held as of March 31, 2009 (a “floor tax”). As a result, many wholesalers and retailers depleted their inventory levels as of that date to minimize any such floor taxes owed based on inventory. Additionally, the first quarter of 2009 contained one less shipping day than the first quarter of 2008. We believe that trade inventories will return to levels closer to historical averages during future periods.
          Cost of sales. Cost of sales decreased by $23 million, or 4.1%, from $555 million for the three months ended March 31, 2008 to $532 million for the three months ended March 31, 2009. The decrease in cost of sales is primarily attributed to lower expenses related to the State Settlement Agreements. We recorded charges for our obligations under the State Settlement Agreements of $247 million and $257 million for the three months ended March 31, 2009 and 2008, respectively, a decrease of $10 million. The $10 million decrease is due to lower unit sales ($20 million), partially offset by the impact of the inflation adjustment ($7 million) and by higher other adjustments ($3 million). Lower unit sales resulted in $13 million of lower federal excise taxes.
          Selling, general and administrative. Selling, general and administrative expenses decreased $9 million, or 9.0%, from $100 million for the three months ended March 31, 2008 to $91 million for the three months ended March 31, 2009. The decrease was primarily due to lower marketing costs of $5 million in the first quarter of 2009 and a $13 million charge in the first quarter of 2008 related to the separation of Lorillard from Loews, partially offset by an increase in legal expenses of $9 million for the three months ended March 31, 2009. The $9 million increase was primarily due to increased legal fees related to the Engle Progeny Cases.
          Other income, net. Other income, net decreased $8 million, or 88.9%, from $9 million for the three months ended March 31, 2008 to $1 million for the three months ended March 31, 2009. The decrease in other income, net primarily reflects lower interest rates for the three months ended March 31, 2009 compared to the corresponding period of 2008.
          Income taxes. Income taxes increased by $10 million, or 9.9%, from $101 million for the three months ended March 31, 2008 to $111 million for the three months ended March 31, 2009. The change reflects the increase in income before income taxes of $20 million in 2009, or 7.3%, and an increase in the effective tax rate from 36.8% in the first quarter of 2008 to 37.7% in the first quarter of 2009. This increase in the effective tax rate impacts income tax expense by $3 million, and is primarily the result of an increase in state tax rates in 2009.
Liquidity and Capital Resources
          Our cash and cash equivalents, and investments, net of receivables and payables, totaled $1,513 million and $1,220 million at March 31, 2009 and December 31, 2008, respectively. At March 31, 2009, 98.9% of our cash and investments were invested in short-term securities that included $1,327 million in government money market funds and $155 million in repurchase agreements with various financial institutions, which agreements are collateralized by treasury securities on deposit with the Company equal to 102% of the principal investment.

Cash Flows
          Cash flow from operating activities. The principal source of liquidity for our business and operating needs is internally generated funds from our operations. We generated net cash flow from operations of $453 million for the three months ended March 31, 2009 compared to $499 million for the three months ended March 31, 2008. The decreased cash flow in 2009 reflects higher inventory, partially offset by timing differences related to cash payments of estimated taxes.
          Cash flow from investing activities. Our cash flow from investing activities used cash of $10 million for the three months ended March 31, 2009 compared to $611 million in the three months ended March 31, 2008. The decrease in cash flow used in investing activities in 2009 is primarily due to a decrease in the level of investment purchases and sales.
          During the first three months of 2009, capital expenditures were $10 million compared to $7 million for the corresponding period of 2008. The expenditures were primarily for the modernization of manufacturing equipment. Our capital expenditures for 2009 are forecast to be between $50 million and $60 million.
          Cash flow from financing activities. Our cash flow from operations has exceeded our working capital and capital expenditure requirements during the first three months of 2009. We paid cash dividends to Loews of $291 million on January 24, 2008 and cash dividends of $155 million to shareholders on March 12, 2009.
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
          Other than commercial obligations incurred in the ordinary course of business, we have no indebtedness for borrowed money. We believe that it would be appropriate for a company of our size and financial characteristics to have a prudent level of debt as a component of its capital structure in order to reduce its total cost of capital and improve total stockholder returns. Accordingly, we expect to raise between $750 million and $1.0 billion of debt financing, although the structure, timing and amount of such indebtedness has not yet been determined and will depend on a number of factors, including, but not limited to, the credit and interest rate environment, our cash requirements and other business, financial and tax considerations. The proceeds of any such debt financing may be used to fund stock repurchases, acquisitions, dividends or for other general corporate purposes. We presently have no commitments or agreements with or from any third party regarding any debt financing transaction and no assurance can be given that we will ultimately pursue any debt financing or, if pursued, that we will be able to obtain debt financing at the anticipated levels or on attractive terms.
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
          In April 2009, we paid $856 million under the State Settlement Agreements, primarily based on 2008 volume. In addition, in April 2009, we deposited $69 million, in an interest-bearing escrow account in accordance with procedures established in the MSA pending resolution of a claim by us and the other Original Participating Manufacturers that they are entitled to reduce their MSA payments based on a loss of market share to non-participating manufacturers. Most of the states that are parties to the MSA are disputing the availability of the reduction and we believe that this dispute will ultimately be resolved by judicial and arbitration proceedings. Our $69 million reduction is based upon the Original Participating Manufacturers collective loss of market share in 2006. In April of 2008, 2007 and 2006, we had previously deposited $72 million, $111 million and $109 million, respectively, in the same escrow account discussed above, which was based on a loss of market share in 2005, 2004 and 2003 to non-participating manufacturers. In February 2009, we directed the transfer of $72 million from this account to the non-disputed account, related to the loss of market share in 2005, pursuant to an Agreement Concerning Arbitration that we and other Participating Manufacturers entered into with certain MSA states. This amount was then paid to the MSA states. We and the other Original Participating Manufacturers have the right to claim additional reductions of MSA payments in subsequent years under provisions of the MSA. In addition to the payments made in the first four months of 2009, we anticipate the additional amount payable in 2009 will be approximately $200 million to $210 million, primarily based on 2009 estimated volume.
Contractual Cash Payment Obligations
          The following chart presents our contractual cash payment obligations as of March 31, 2009.

		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
	(In millions)
Tobacco leaf purchase obligations	$340	$208	$115	$17	$—
Operating lease obligations	4	1	3	—	—
Purchase obligations	70	68	2	—	—

Total	$414	$277	$120	$17	$—

          In addition to the obligations presented in the table above, as of March 31, 2009, we believe that it is reasonably possible that payments of up to $2 million may be made to various tax authorities in the next twelve months related to gross unrecognized tax benefits. We cannot make a reasonably reliable estimate of the amount of liabilities for unrecognized tax benefits that may result in cash settlements for periods beyond twelve months.
          As previously discussed, we have entered into the State Settlement Agreements, which impose a stream of future payment obligations on us and the other major U.S. cigarette manufacturers. Our portion of ongoing adjusted settlement payments, including fees to settling plaintiffs’ attorneys, is based on a number of factors which are described above. Our cash payment under the State Settlement Agreements in 2008 amounted to $1.08 billion and we estimate our cash payments in 2009 under the State Settlement Agreements will be between $1.12 billion and $1.13 billion, primarily based on 2008 estimated industry volume. Payment obligations are not incurred until the related sales occur and therefore are not reflected in the above table.
Off-Balance Sheet Arrangements
          None.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
Market Risk
          We invest in financial instruments that involve market risk. Our measure of market risk exposure represents an estimate of the change in fair value of our financial instruments. Market risk exposure is presented below for each class of financial instrument we held at March 31, 2009, assuming immediate adverse market movements of the magnitude described below. We believe that the rate of adverse market movement represents a measure of exposure to loss under hypothetically assumed adverse conditions. The estimated market risk exposure represents the hypothetical loss to future earnings and does not represent the maximum possible loss nor any expected actual loss, even under adverse conditions, because actual adverse fluctuations would likely differ. In addition, since our investment portfolio is subject to change based on its portfolio management strategy as well as in response to changes in the market, these estimates are not necessarily indicative of the actual results which may occur. The market risk exposure represents the potential loss in carrying value and pretax impact to future earnings caused by the hypothetical change in price.
          Exposure to market risk is managed and monitored by senior management. Senior management approves our overall investment strategy and has the responsibility to ensure that the investment positions are consistent with that strategy with an acceptable level of risk.
          Interest rate risk. Our investments, which are included in cash and cash equivalents, consist of government money market funds and repurchase agreements with financial institutions, which agreements are collateralized by treasury securities on deposit with the Company equal to 102% of the principal investment. Those investments are exposed to fluctuations in interest rates. A sensitivity analysis, based on a hypothetical 1% increase or decrease in interest rates on our average 2009 investments, would cause an increase or decrease in pretax income of approximately $4 million for the three months ended March 31, 2009.
Item 4. Controls and Procedures.
Disclosure Controls and Procedures
          Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a—15 under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) as of the end of the period covered by this Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Form 10-Q, our disclosure controls and procedures (as defined in Rule 13a—15(e) under the Exchange Act) are effective, in all material respects, to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting
          No change in our internal control over financial reporting (as defined in Rule 13a—15(f) under the Exchange Act) occurred during our most recent fiscal quarter that has materially affected, or is likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
          Information about legal proceedings is set forth in Note 9, “Legal Proceedings and Commitments ¯ Legal Proceedings,” in the Notes to Consolidated Condensed Financial Statements included in “Item 1. Financial Statements” of this Form 10-Q. Such information is incorporated by reference as if fully set forth herein.
Item 1A. Risk Factors.
With the exception of the following, there have been no other material changes in our risk factors from those disclosed in Part I, Item 1A of our Form 10-K:
As of April 27, 2009, Lorillard Tobacco is a defendant in approximately 5,900 tobacco-related lawsuits, including approximately 1,085 cases in which Lorillard, Inc. is a co-defendant. These cases, which are extremely costly to defend, could result in substantial judgments against Lorillard Tobacco and/or Lorillard, Inc.
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
          The 2006 ruling by the Florida Supreme Court in Engle also permitted members of the Engle class to file individual claims, including claims for punitive damages. The Florida Supreme Court held that these individual plaintiffs are entitled to rely on a number of the jury’s findings in favor of the plaintiffs in the first phase of the Engle trial. These findings included that smoking cigarettes causes a number of diseases; that cigarettes are addictive or dependence-producing; and that the defendants, including Lorillard Tobacco and Lorillard, Inc., were negligent, breached express and implied warranties, placed cigarettes on the market that were defective and unreasonably dangerous, and concealed or conspired to conceal the risks of smoking. Lorillard Tobacco is a defendant in approximately 3,200 cases pending in various state and federal courts in Florida that were filed by members of the Engle class (the “Engle Progeny Cases”), including approximately 1,075 cases in which Lorillard, Inc. is a co-defendant. These 3,200 cases are filed on behalf of approximately 8,650 individual plaintiffs.
          As of April 27, 2009, Lorillard Tobacco was a defendant in several Engle Progeny Cases that have been placed on courts’ 2009 trial calendars or in which specific 2009 trial dates have been set. Lorillard, Inc. is a defendant in some of these cases. Trial schedules are subject to change and it is not possible to predict how many of the Engle Progeny Cases pending against Lorillard Tobacco or Lorillard, Inc. will be tried during 2009. It also is not possible to predict whether some courts will implement procedures that consolidate multiple Engle Progeny Cases for trial.
Lorillard Tobacco is a defendant in a case that was initially certified as a nationwide class action involving “lights” cigarettes and that could result in a substantial verdict, if the class certification order is reinstated.
          Schwab v. Philip Morris USA, Inc., et al. (U.S. District Court, Eastern District, New York, filed May 11, 2004), was certified by a federal judge as a nationwide class action on behalf of individuals who purchased “light” cigarettes. Plaintiffs’ claims in Schwab are based on defendants’ alleged RICO violations in the manufacture, marketing and sale of “light” cigarettes. Plaintiffs have estimated damages to the class to be in the hundreds of billions of dollars. Any damages awarded to the plaintiffs based on defendants’ violation of the RICO statute would be multiplied by a factor of three. In March 2008, a federal court of appeals reversed the class certification ruling. Plaintiffs did not seek further review of this decision and the case has been returned to the Eastern District of New York for further proceedings. Schwab is one of a number of cases pending in federal courts that are the subject of a petition seeking the transfer and consolidation of certain purported “lights” class action cases into a specially constituted court for pretrial proceedings. As of April 27, 2009, the petition has not been decided by the Judicial Panel on Multidistrict Litigation before which it is pending. We cannot predict future activity in this case.
The proposed regulation of cigarettes by the Food and Drug Administration may adversely affect our business.
          A bill that would grant the FDA authority to regulate tobacco products has been introduced in U.S. Congress and was approved by the House of Representatives in April 2009. The bill, which is being supported by Philip Morris and opposed by us and RAI, may be considered by the Senate later during this Congressional session. The proposed bill would:
▪	establish a Tobacco Scientific Advisory Panel to evaluate the issues surrounding the use of menthol as a flavoring or ingredient in cigarettes;

▪	require larger and more severe health warnings on packs and cartons;

▪	ban the use of descriptors on tobacco products, such as “low-tar” and “light”;

▪	require the disclosure of ingredients and additives to consumers;

▪	require pre-market approval by the FDA for claims made with respect to reduced risk or reduced exposure products;

▪	require the reduction or elimination of nicotine or any other compound in cigarettes;

▪	allow the FDA to mandate the use of reduced risk technologies in conventional cigarettes;

▪	allow the FDA to place more severe restrictions on the advertising, marketing and sales of cigarettes;

▪	permit inconsistent state regulation of labeling and advertising and eliminate the existing federal preemption of such regulation; and

▪	grant the FDA the regulatory authority to consider and impose broad additional restrictions through a rule making process, including a ban on the use of menthol in cigarettes.
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
          Some plaintiffs and other sources, including public health agencies, have claimed or expressed concerns that mentholated cigarettes may pose greater health risks than non-mentholated cigarettes, including concerns that menthol cigarettes may make it easier to start smoking and harder to quit. For example, in June 2008, seven former U.S. health secretaries criticized a bill then under consideration in the House of Representatives to grant the FDA the authority to regulate tobacco products and ban the use of characterizing flavors other than menthol in cigarettes. The former health secretaries argued that the menthol exemption discriminates against African-American smokers who often prefer menthol cigarettes and have higher rates of some smoking-related diseases. In the course of consideration of the bill by a committee of the House of Representatives in 2008, an amendment was offered and rejected which would have banned the use of menthol as an ingredient in cigarettes. The final bill passed by the House in July 2008 and again in April 2009 included a provision establishing a Tobacco Scientific Advisory Panel to evaluate issues surrounding the use of menthol as a flavoring or ingredient in cigarettes within one year of such Panel’s establishment. The bill also would permit the FDA to ban menthol upon a finding that such prohibition would be appropriate for the public health. Prior to these developments, in 2002 the U.S. Department of Health and Human Services National Institutes of Health, Center for Disease Control and Prevention and National Cancer Institute and other public health agencies supported the First Conference on Menthol Cigarettes. The executive summary of the conference proceedings outlined “why it is important to study menthol cigarettes” and included statements that “menthol’s sensation of coolness might result in deeper inhalation” and “could contribute to increased uptake of inhaled tobacco constituents, including nicotine and cancer-causing agents...” In addition, the Center for Disease Control and Prevention has published a pamphlet titled “Pathways to Freedom, Winning the Fight Against Tobacco” that, under the heading “The Dangers of Menthol” states that “menthol can make it easier for a smoker to inhale deeply, which may allow more chemicals to enter the lungs. Menthol in cigarettes does not make smoking safer. In fact, menthol may even make things worse.” Since we are the leading manufacturer of mentholated cigarettes in the United States, we could face increased exposure to tobacco-related litigation as a result of such allegations. Even if such claims are unsubstantiated, increased concerns about the health impact of mentholated cigarettes could adversely affect our sales, including sales of Newport. Any ban or limitation on the use of menthol in cigarettes would adversely affect our results of operation and financial condition.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
          None.
Item 3. Defaults Upon Senior Securities
          None.
Item 4. Submissions of Matters to a Vote of Security Holders
          None.
Item 5. Other Information
          None.

Item 6. Exhibits

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation of Lorillard, Inc., incorporated herein by reference to Exhibit 3.1 to Lorillard’s Current Report on Form 8-K filed on June 12, 2008

3.2	Amended and Restated By-Laws of Lorillard, Inc., incorporated herein by reference to Exhibit 3.2 to Lorillard’s Current Report on Form 8-K filed on June 12, 2008

4.1	Specimen certificate for shares of common stock of Lorillard, Inc., incorporated herein by reference to Exhibit 4.1 to Lorillard, Inc.’s Registration Statement on Form S-4 (File No. 333-149051) filed on May 9, 2008

10.1	Lorillard Tobacco Company Senior Executive Severance Plan, dated as of November 1, 2007*†

10.2	Form of Restricted Stock Award Certificate*†

11.1	Statement regarding computation of earnings per share (see note 7 to the consolidated condensed financial statements).*

31.1	Certification by the Chief Executive Officer of Lorillard, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) *

31.2	Certification by the Chief Financial Officer of Lorillard, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) *

32.1	Certification by the Chief Executive Officer and Chief Financial Officer of Lorillard, Inc. pursuant to 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002) **

*	Filed herewith.

**	Furnished herewith.

†	Management or compensatory plan or arrangement required to be filed pursuant to Item 601(b)(10) of Regulation S-K.

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: May 5, 2009

LORILLARD, INC.
By:	/s/ MARTIN L. ORLOWSKY
	Name:	Martin L. Orlowsky
	Title:	Chairman, President and Chief Executive Officer

By:	/s/ DAVID H. TAYLOR
David H. Taylor
Director, Executive Vice President Finance and Planning and Chief Financial Officer