Form 10-Q
period 2009-06-30
LORILLARD, INC.
filed 2009-07-30
CIK 1424847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period From                      to
Commission File Number: 001-34097
Lorillard, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-1911176 (I.R.S. Employer Identification No.)
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☑

Class	Outstanding at July 24, 2009
Common stock, $0.01 par value	165,154,651 shares

Page No.
PART I. FINANCIAL INFORMATION	1

Item 1. Financial Statements	1

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	27

Item 3. Quantitative and Qualitative Disclosures about Market Risk	35

Item 4. Controls and Procedures	35

PART II. OTHER INFORMATION	35

Item 1. Legal Proceedings	35

Item 1A. Risk Factors	36

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	39

Item 3. Defaults Upon Senior Securities	39

Item 4. Submissions of Matters to a Vote of Security Holders	39

Item 5. Other Information	40

Item 6. Exhibits	40

SIGNATURES	S-1
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
LORILLARD, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS
(UNAUDITED)

	June 30,	December 31,
(In millions, except share and per share data)	2009	2008
Assets:
Cash and cash equivalents	$1,558	$1,191
Accounts receivables, less allowances of $3 and $2	15	7
Other receivables	35	55
Inventories	326	255
Deferred income taxes	454	454
Other current assets	75	—

Total current assets	2,463	1,962
Plant and equipment	221	218
Prepaid pension assets	37	36
Deferred income taxes	67	71
Other assets	46	34

Total assets	$2,834	$2,321

Liabilities and Shareholders’ Equity:
Accounts and drafts payable	$23	$30
Accrued liabilities	386	255
Settlement costs	604	974
Income taxes	5	14

Total current liabilities	1,018	1,273
Long-term debt	750	—
Postretirement pension, medical and life insurance benefits	309	317
Other liabilities	98	100

Total liabilities	2,175	1,690

Commitments and Contingent Liabilities
Shareholders’ Equity:
Preferred stock, $0.01 par value, authorized 10 million shares	—	—
Common stock:
Authorized—600 million shares; par value $0.01 per share
Issued—174 million and 174 million shares
Outstanding—166 million and 174 million shares	2	2
Additional paid-in capital	229	222
Earnings retained in the business	1,126	965
Accumulated other comprehensive loss	(152)	(158)

	1,205	1,031
Treasury shares at cost, 8 million and 6 million shares	(546)	(400)

Total shareholders’ equity	659	631

Total liabilities and shareholders’ equity	$2,834	$2,321

See Notes to Consolidated Condensed Financial Statements

LORILLARD, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except per share data)	2009	2008	2009	2008
Net sales (including excise taxes of $486, $184, $635 and $347, respectively)	$1,519	$1,070	$2,436	$1,991
Cost of sales	965	627	1,496	1,181

Gross profit	554	443	940	810
Selling, general and administrative	98	91	189	191

Operating income	456	352	751	619
Investment income	1	6	2	16
Interest expense	(2)	(1)	(2)	(2)

Income before income taxes	455	357	751	633
Income taxes	169	140	281	242

Net income	$286	$217	$470	$391

Earnings per share:
Basic	$1.71	$1.25	$2.80	$2.25
Diluted	$1.71	$1.25	$2.80	$2.25

Number of shares outstanding:
Basic	167.66	173.92	167.87	173.92
Diluted	167.79	173.92	167.98	173.92

See Notes to Consolidated Condensed Financial Statements

LORILLARD, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS SHAREHOLDERS’ EQUITY
(UNAUDITED)

					Accumulated
			Additional	Earnings	Other		Total
	Comprehensive	Common	Paid-in	Retained in	Comprehensive	Treasury	Shareholders’
	Income	Stock	Capital	the Business	Loss	Shares	Equity
	(In millions)
Balance January 1, 2008, as previously reported		$—	$219	$882	$(88)	$—	$1,013

Par value adjustment, Lorillard common stock — 1.7 million to 1 stock split		2	(2)				—

Balance, January 1, 2008, as adjusted		2	217	882	(88)	—	$1,013
Comprehensive income:
Net income	$391			391			391
Other comprehensive gains, pension liability	2				2		2

Comprehensive income	$393

Dividends paid				(491)			(491)
Share-based compensation			2				2

Balance, June 30, 2008		$2	$219	$782	$(86)	$—	$917

Balance, January 1, 2009		$2	$222	$965	$(158)	$(400)	$631
Comprehensive income:
Net income	$470			470			470
Other comprehensive gains, pension liability	6				6		6

Comprehensive income	$476

Dividends paid				(309)			(309)
Shares repurchased						(146)	(146)
Share-based compensation			7				7

Balance, June 30, 2009		$2	$229	$1,126	$(152)	$(546)	$659

See Notes to Consolidated Condensed Financial Statements

LORILLARD, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30,
(In millions)	2009	2008
Cash flows from operating activities:
Net income	$470	$391
Adjustments to reconcile net cash provided by (used in) operating activities :
Depreciation and amortization	17	17
Deferred income taxes	1	87
Share-based compensation	2	1
Investment income	—	1
Changes in operating assets and liabilities:
Accounts receivable	(4)	(16)
Inventories	(71)	(71)
Accounts payable and accrued liabilities	123	40
Settlement costs	(370)	(315)
Income taxes	(69)	136
Other assets	(2)	1
Postretirement health and life insurance benefits	(11)	(10)
Other	6	(2)

Net cash provided by operating activities	92	260

Cash flows from investing activities:
Purchases of investments	—	(800)
Proceeds from maturities of investments	—	497
Proceeds from sales of investments	—	500
Additions to plant and equipment	(20)	(18)

Net cash (used in)/provided by investing activities	(20)	179

Cash flows from financing activities:
Dividends paid	(309)	(491)
Shares repurchased	(146)	—
Proceeds from issuance of long-term debt	750	—
Debt issuance costs	(5)	—
Excess tax benefits from share-based arrangements	5	—

Net cash provided by/(used in) financing activities	295	(491)

Change in cash and cash equivalents	367	(52)
Cash and cash equivalents, beginning of year	1,191	1,210

Cash and cash equivalents, end of period	$1,558	$1,158

Cash paid for income taxes	$345	$37

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
          The accompanying unaudited consolidated condensed financial statements reflect all adjustments necessary to present fairly the financial position as of June 30, 2009 and December 31, 2008 and the unaudited consolidated condensed statements of income, shareholders’ equity and changes in cash flows for the three and six months ended June 30, 2009 and 2008.
          Results of operations for the three months and six months for each of the years reported herein are not necessarily indicative of results of operations of the entire year.
          These consolidated condensed financial statements should be read in conjunction with the Consolidated Financial Statements and related Notes to Consolidated Financial Statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission (the “SEC”) on March 2, 2009 and, as amended, in the Company’s Current Report on Form 8-K, filed with the SEC on June 11, 2009.
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
          Prior to the Separation, Lorillard was included in the Loews consolidated federal income tax return, and federal income tax liabilities were included on the balance sheet of Loews. Under the terms of the pre-Separation Tax Allocation Agreement between Lorillard and Loews, the Company made payments to, or was reimbursed by, Loews for the tax effects resulting from its inclusion in Loews’ consolidated federal income tax return. As of June 30, 2009, Loews is obligated to reimburse Lorillard $14 million related to pre-Separation tax benefits and payments, which is expected to be reimbursed by December 2009.
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

          In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The effective date for SFAS No. 162 was November 15, 2008. The adoption of SFAS No. 162 did not have a material impact on Lorillard’s financial position or results of operations.
          In June 2008, the FASB issued FASB Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) Issue No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” which addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share. This interpretation is effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years. Lorillard adopted this interpretation on January 1, 2009. The adoption of EITF No. 03-6-1 did not have a material impact on Lorillard’s financial position or results of operations.
          In October 2008, the FASB issued FSP FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active,” which clarifies the application of SFAS No. 157 (described above) in a market that is not active. The effective date for FSP FAS 157-3 was October 10, 2008. The adoption of FSP FAS 157-3 did not have a material impact on Lorillard’s financial position or results of operations.
          In December 2007, the FASB ratified EITF Issue No. 07-1, “Accounting for Collaborative Arrangements” effective for fiscal years beginning after December 15, 2008. EITF No. 07-1 defines a collaborative arrangement as an arrangement where the parties are active participants and have exposure to significant risks. Transactions with third parties should be classified in the financial statements in the appropriate category according to EITF No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” Payments between the partners of the collaborative agreement should be categorized based on the terms of the agreement, business operations, and authoritative literature. Lorillard adopted this interpretation on January 1, 2009. The adoption of EITF No. 07-1 did not have a material impact on Lorillard’s financial position or results of operations.
          In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” which requires interim disclosures on the fair value of financial instruments. The effective date is for interim periods ending after June 15, 2009. The adoption of FSP FAS 107-1 did not have a material impact on Lorillard’s financial position or results of operations.
          In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” which includes factors for evaluating if a market has a significant decrease in the volume and level of activity. If there has been a decrease, then the entity must do further analysis of the transactions or quoted prices to determine if the transactions were orderly. The entity cannot ignore available information and should apply appropriate risk adjustments in the fair value calculation. The effective date is for interim periods ending after June 15, 2009. The adoption of FSP FAS 157-4 did not have a material impact on Lorillard’s financial position or results of operations.
          In May 2009, the FASB issued SFAS No. 165, “Subsequent Events”, which sets forth (1) the period after the balance sheet date during which management of a reporting entity shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements and (3) the disclosures that an entity shall make about events or transactions that occurred after the balance sheet date. SFAS No. 165 applies to the accounting for and disclosure of subsequent events not addressed in other applicable generally accepted accounting principles (GAAP). SFAS No. 165 is effective for financial statements issued for interim periods and fiscal years ending after June 15, 2009. The adoption of SFAS No. 165 did not have a material impact on Lorillard’s financial position or results of operations. Lorillard has evaluated subsequent events through July 30, 2009, the date the consolidated condensed financial statements were issued.

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
          In July 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles,” a replacement of FASB Statement No. 162. The Codification is the sole source of authoritative GAAP for nongovernmental entities, and includes applicable SEC rules as sources of authoritative GAAP for SEC registrants. The effective date is for interim and annual periods ending after September 15, 2009. The adoption of SFAS No. 168 is not expected to have a material impact on Lorillard’s financial position or results of operations.
2. Inventories
          Inventories are valued at the lower of cost, determined on a last-in, first-out (“LIFO”) basis, or market and consisted of the following:

	June 30,	December 31,
	2009	2008

	(In millions)
Leaf tobacco	$242	$208
Manufactured stock	78	42
Material and supplies	6	5

	$326	$255

          If the average cost method of accounting was used, inventories would be greater by approximately $174 and $155 million at June 30, 2009 and December 31, 2008, respectively.
3. Plant and Equipment
          Plant and equipment is stated at cost and consisted of the following:

	June 30,	December 31,
	2009	2008
	(In millions)
Land	$3	$3
Buildings	87	87
Equipment	548	532

Total	638	622
Accumulated depreciation	(417)	(404)

Plant and equipment, net	$221	$218

4. Other Assets
          Other assets were as follows:

	June 30,	December 31,
	2009	2008
	(In millions)
Other investments	$15	$15
Restricted cash	13	13
Debt issuance costs	5	—
Other prepaid assets	13	6

Total	$46	$34

5. Accrued Liabilities
          Accrued liabilities were as follows:

	June 30,	December 31,
	2009	2008
	(In millions)
Legal fees	$24	$21
Salaries and other compensation	23	21
Medical and other employee benefit plans	25	27
Consumer rebates	80	62
Sales promotion	22	23
Excise and other taxes	149	56
Other accrued liabilities	63	45

Total	$386	$255

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
          Assets and liabilities measured at fair value on a recurring basis are summarized below. The valuation of securities that are actively traded or have quoted prices are classified as Level 1. These securities include money market funds and were valued as follows at June 30, 2009:

	Level 1	Level 2	Level 3	Total
		(In millions)
Cash and Cash Equivalents:
Treasury money market funds	$17	$—	$—	$17
Government money market funds	1,540	—	—	1,540
Prime money market funds	1	—	—	1

Total cash and cash equivalents	$1,558	$—	$—	$1,558

Long Term Debt:
Senior notes	$778	$—	$—	$778

Total long term debt	$778	$—	$—	$778

7. Long Term Debt
          In June 2009, Lorillard Tobacco issued $750 million of 8.125% unsecured senior notes due June 23, 2019 (the “Notes”) pursuant to an Indenture, dated June 23, 2009, and First Supplemental Indenture, dated June 23, 2009

(the “Supplemental Indenture”). Lorillard Tobacco is the principal, wholly-owned operating subsidiary of the Company and the Notes are unconditionally guaranteed on a senior unsecured basis by the Company. The interest rate payable on the Notes is subject to incremental increases from 0.25% to 2.00% in the event either Moody’s Investors Services, Inc. (“Moody’s”), Standard & Poor’s Ratings Services (“S&P”) or both Moody’s and S&P downgrade the Notes below investment grade (Baa3 and BBB- for Moody’s and S&P, respectively).
          Upon the occurrence of a change of control triggering event, Lorillard Tobacco will be required to make an offer to repurchase the Notes at a price equal to 101% of the aggregate principal amount of the Notes, plus accrued interest. A “change of control triggering event” occurs when there is both a “change of control” (as defined in the Supplemental Indenture) and the Notes cease to be rated investment grade by both Moody’s and S&P within 60 days of the occurrence of a change of control or public announcement of the intention to effect a change of control. The Notes are not entitled to any sinking fund and are not redeemable prior to maturity. The Notes contain covenants that restrict liens and sale and leaseback transactions, subject to a limited exception. At June 30, 2009, the carrying value of the Notes was $750 million and the fair value was $778 million. The fair value of the Notes was based on market pricing. The net proceeds from the Notes will be used for general corporate purposes that may include, among other things, the repurchase, redemption or retirement of securities including our common stock, additions to working capital and capital expenditures.
8. Consolidating Financial Information
          In June 2009, Lorillard Tobacco issued Notes (see Note 7 for description of the Notes), which are unconditionally guaranteed by the Company, as primary obligor, for the payment and performance of Lorillard Tobacco’s obligation in connection therewith.
          The following sets forth the condensed consolidating balance sheets as of June 30, 2009 and December 31, 2008, condensed consolidating statements of income for the three and six months ended June 30, 2009 and 2008, and condensed consolidating statements of cash flows for the six months ended June 30, 2009 and 2008 for the Company as parent guarantor (herein referred to as “Parent”), Lorillard Tobacco (herein referred to as “Issuer”) and all other non-guarantor subsidiaries of the Company and Lorillard Tobacco. These condensed consolidating financial statements were prepared in accordance with Rule 3-10 of SEC Regulation S-X, “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered.” Lorillard accounts for investments in these subsidiaries under the equity method of accounting.

Condensed Consolidating Balance Sheets
June 30, 2009
(In millions)

			All	Total
			Other	Consolidating
	Parent	Issuer	Subsidiaries	Adjustments	Consolidated

Assets:
Cash and cash equivalents	$138	$1,086	$334	$—	$1,558
Accounts receivable, less allowances of $3	—	15	—	—	15
Other receivables	1	34	—	—	35
Inventories	—	326	—	—	326
Deferred income taxes	—	454	—	—	454
Other current assets	—	75	—	—	75

Total current assets	139	1,990	334	0	2,463
Investment in subsidiaries	540	380	—	(920)	—
Plant and equipment	—	221	—	—	221
Prepaid pension assets	—	37	—	—	37
Deferred income taxes	(5)	68	4	—	67
Other assets	—	31	15	—	46

Total assets	$674	$2,727	$353	$(920)	$2,834

Liabilities and Shareholders’ Equity:
Accounts and drafts payable	$—	$23	$—	$—	$23
Accrued liabilities	15	428	(57)	—	386
Settlement costs	—	604	—	—	604
Income taxes	—	5	—	—	5

Total current liabilities	15	1,060	(57)	—	1,018

Long-term debt	—	750	—	—	750
Postretirement pension, medical and life insurance benefits	—	309	—	—	309
Other liabilities	—	85	13	—	98

Total liabilities	15	2,204	(44)	—	2,175

Shareholders’ Equity:
Common stock	2	—	—	—	2
Additional paid-in capital	229	270	214	(484)	229
Earnings retained in the business	1,126	405	183	(588)	1,126
Accumulated other comprehensive loss	(152)	(152)	—	152	(152)

	1,205	523	397	(920)	1,205

Treasury stock	(546)	—	—	—	(546)

Total shareholders’ equity	659	523	397	(920)	659

Total liabilities and shareholders’ equity	$674	$2,727	$353	$(920)	$2,834

Condensed Consolidating Balance Sheets
December 31, 2008
(In millions)

			All	Total
			Other	Consolidating
	Parent	Issuer	Subsidiaries	Adjustments	Consolidated

Assets:
Cash and cash equivalents	$19	$565	$607	$—	$1,191
Accounts receivable, less allowances of $2	—	7	—	—	7
Other receivables	—	53	2	—	55
Inventories	—	255	—	—	255
Deferred income taxes	—	454	—	—	454

Total current assets	19	1,334	609	—	1,962
Investment in subsidiaries	617	641	—	(1,258)	—
Plant and equipment	—	218	—	—	218
Prepaid pension assets	—	36	—	—	36
Deferred income taxes	(5)	71	5	—	71
Other assets	—	19	15	—	34

Total assets	$631	$2,319	$629	$(1,258)	$2,321

Liabilities and Shareholders’ Equity:
Accounts and drafts payable	$—	$30	$—	$—	$30
Accrued liabilities	—	304	(49)	—	255
Settlement costs	—	974	—	—	974
Income taxes	—	14	—	—	14

Total current liabilities	—	1,322	(49)	—	1,273

Postretirement pension, medical and life insurance benefits	—	317	—	—	317
Other liabilities	—	82	18	—	100

Total liabilities	—	1,721	(31)	—	1,690

Shareholders’ Equity:
Common stock	2	—	—	—	2
Additional paid-in capital	222	263	315	(578)	222
Earnings retained in the business	965	493	345	(838)	965
Accumulated other comprehensive loss	(158)	(158)	—	158	(158)

	1,031	598	660	(1,258)	1,031

Treasury shares	(400)	—	—	—	(400)

Total shareholders’ equity	631	598	660	(1,258)	631

Total liabilities and shareholders’ equity	$631	$2,319	$629	$(1,258)	$2,321

Condensed Consolidating Statements of Income
For the Three Months Ended June 30, 2009
(In millions)

			All	Total
			Other	Consolidating
	Parent	Issuer	Subsidiaries	Adjustments	Consolidated

Net sales (including excise taxes of $486)	$—	$1,519	$—	$—	$1,519
Cost of sales	—	965	—	—	965

	—		—	—
Gross profit	—	554	—	—	554
Selling, general and administrative (1)	—	265	(167)	—	98

Operating income	—	289	167	—	456
Investment income	—	1	—	—	1
Interest expense	—	(2)	—	—	(2)

Income before taxes	—	288	167	—	455
Income taxes	—	108	61	—	169

Equity in earnings of subsidiaries	286	106	—	(392)	—

Net income	$286	$286	$106	$(392)	$286

(1)	Includes intercompany royalties between Issuer and other subsidiaries of a corresponding amount.
Condensed Consolidating Statements of Income
For the Six Months Ended June 30, 2009
(In millions)

			All	Total
			Other	Consolidating
	Parent	Issuer	Subsidiaries	Adjustments	Consolidated

Net sales (including excise taxes of $635)	$—	$2,436	$—	$—	$2,436
Cost of sales	—	1,496	—	—	1,496

Gross profit	—	940	—	—	940
Selling, general and administrative (1)	1	485	(297)	—	189

Operating income	(1)	455	297	—	751
Investment income	—	2	—	—	2
Interest expense	—	(2)	—	—	(2)

Income before taxes	(1)	455	297	—	751
Income taxes	—	174	107	—	281

Equity in earnings of subsidiaries	471	190	—	(661)	—

Net income	$470	$471	$190	$(661)	$470

(1)	Includes intercompany royalties between Issuer and other subsidiaries of a corresponding amount.

Condensed Consolidating Statements of Income
For the Three Months Ended June 30, 2008
(In millions)

			All	Total
			Other	Consolidating
	Parent	Issuer	Subsidiaries	Adjustments	Consolidated

Net sales (including excise taxes of $184)	$—	$1,070	$—	$—	$1,070
Cost of sales	—	627	—	—	627

Gross profit	—	443	—	—	443
Selling, general and administrative (1)		238	(147)	—	91

Operating income	—	205	147	—	352
Investment income	—	4	2	—	6
Interest expense	—	(1)	—	—	(1)

Income before taxes	—	208	149	—	357
Income taxes		86	54	—	140

Equity in earnings of subsidiaries	217	95	—	$(312)	—

Net income	$217	$217	$95	$(312)	$217

(1)	Includes intercompany royalties between Issuer and other subsidiaries of a corresponding amount.
Condensed Consolidating Statements of Income
For the Six Months Ended June 30, 2008
(In millions)

			All	Total
			Other	Consolidating
	Parent	Issuer	Subsidiaries	Adjustments	Consolidated

Net sales (including excise taxes of $347)	$—	$1,991	$—	$—	$1,991
Cost of sales	—	1,181	—	—	1,181

Gross profit	—	810	—	—	810
Selling, general and administrative (1)	—	465	(274)	—	191

Operating income	—	345	274	—	619
Investment income	1	7	8	—	16
Interest expense	—	(1)	(1)	—	(2)

Income before taxes	1	351	281	—	633
Income taxes	(1)	141	102	—	242

Equity in earnings of subsidiaries	389	179	—	(568)	—

Net income	$391	$389	$179	$(568)	$391

(1)	Includes intercompany royalties between Issuer and other subsidiaries of a corresponding amount.

Condensed Consolidating Statements of Cash Flows
For the Six Months Ended June 30, 2009
(In millions)

			All	Total
			Other	Consolidating
	Parent	Issuer	Subsidiaries	Adjustments	Consolidated

Cash flows from operating activities:
Net income	$470	$471	$190	$(661)	$470
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	17	—	—	17
Deferred income taxes	—	1	—	—	1
Share-based compensation	—	2	—	—	2
Changes in operating assets and liabilities:
Accounts receivable	—	(4)	—	—	(4)
Inventories	—	(71)	—	—	(71)
Accounts payable and accrued liabilities	16	119	(12)	—	123
Settlement costs	—	(370)	—	—	(370)
Income taxes	—	(69)	—	—	(69)
Other assets	—	(2)	—	—	(2)
Postretirement health and life benefits	—	(11)	—	—	(11)
Other	—	6	—	—	6
Return on investment in subsidiaries	88	160	—	(248)	—

Net cash provided by (used in) operating activities	574	249	178	(909)	92

Cash flows from investing activities:
Return of capital	—	100	(100)	—	—
Additions to plant and equipment	—	(20)	—	—	(20)

Net cash provided by (used in) investing activities	—	80	(100)	—	(20)

Cash flows from financing activities:
Dividends paid	(309)	(559)	(350)	909	(309)
Shares repurchased	(146)	—	—	—	(146)
Proceeds from issuance of long-term debt	—	750	—	—	750
Debt issuance costs	—	(5)	—	—	(5)
Excess tax benefits from share-based arrangements	—	5	—	—	5

Net cash provided by (used in) financing activities	(455)	191	(350)	909	295

Change in cash and cash equivalents	119	520	(272)	—	367
Cash and cash equivalents, beginning of year	19	566	606	—	1,191

Cash and cash equivalents, end of period	$138	$1,086	$334	$—	$1,558

Condensed Consolidating Statements of Cash Flows
For the Six Months Ended June 30, 2008
(In millions)

			All	Total
			Other	Consolidating
	Parent	Issuer	Subsidiaries	Adjustments	Consolidated

Cash flows from operating activities:
Net income	$391	$389	$179	$(568)	$391
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	17	—	—	17
Deferred income taxes	—	87	—	—	87
Share-based compensation	—	1	—	—	1
Investment income	—	1	—	—	1
Changes in operating assets and liabilities:
Accounts receivable	—	(15)	(1)	—	(16)
Inventories	—	(71)	—	—	(71)
Accounts payable and accrued liabilities	—	48	(8)	—	40
Settlement costs	—	(315)	—	—	(315)
Income taxes	1	124	11	—	136
Other assets	—	1	—	—	1
Postretirement health and life benefits	—	(10)	—	—	(10)
Other	—	(2)	—	—	(2)
Return on investment in subsidiaries	52	401	—	(453)	—

Net cash provided by (used in) operating activities	444	656	181	(1,021)	260

Cash flows from investing activities:
Purchases of investments	—	(550)	(250)	—	(800)
Proceeds from sales of investments	—	50	447	—	497
Proceeds from maturities of investments	—	500	—	—	500
Return of capital	—	150	(150)	—	—
Additions to plant and equipment	—	(18)	—	—	(18)

Net cash provided by investing activities	—	132	47	—	179

Cash flows from financing activities:
Dividends paid	(491)	(441)	(580)	1,021	(491)

Net cash used in financing activities	(491)	(441)	(580)	1,021	(491)

Change in cash and cash equivalents	(47)	347	(352)	—	(52)
Cash and cash equivalents, beginning of year	64	416	730	—	1,210

Cash and cash equivalents, end of period	$17	$763	$378	$—	$1,158

9. Earnings Per Share
          Basic and diluted earnings per share (“EPS”) were calculated using the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
		(In millions)
Net Income	$286	$217	$470	$391

Weighted Average Shares Outstanding — Basic	167.66	173.92	167.87	173.92
Stock Options and Stock Appreciation Rights	.13	.00	.11	.00

Weighted Average Shares Outstanding — Diluted	167.79	173.92	167.98	173.92

          Options to purchase 0.8 million shares of common stock were excluded from the diluted earnings per share calculation because their effect would be anti-dilutive for the quarter ended June 30, 2009.
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
10. Benefit Plans
          Lorillard has defined benefit pension, postretirement benefits, profit sharing and savings plans for eligible employees.
          Net periodic benefit cost components were as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
Pension Benefits	2009	2008	2009	2008
		(In millions)
Service cost	$4	$4	$8	$8
Interest cost	14	14	28	27
Expected return on plan assets	(15)	(17)	(30)	(34)
Amortization of net loss	4	—	7	—
Amortization of prior service cost	1	1	3	2

Net periodic benefit cost	$8	$2	$16	$3

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Other Postretirement Benefits	2009	2008	2009	2008
		(In millions)
Service cost	$1	$1	$2	$2
Interest cost	3	3	6	6
Amortization of net loss	(1)	—	(1)	—

Net periodic benefit cost	$3	$4	$7	$8

11. Share Repurchase Program
     On May 21, 2009, Lorillard, Inc. announced that its Board of Directors had approved a share repurchase program, authorizing the Company to repurchase in the aggregate up to $250 million of its outstanding common stock. Purchases by the Company under this program may be made from time to time at prevailing market prices in open market purchases, privately negotiated transactions, block purchases or otherwise, as determined by the Company’s management. The repurchases will be funded from existing cash balances.
     This program does not obligate the Company to acquire any particular amount of common stock. The timing, frequency and amount of repurchase activity will depend on a variety of factors such as levels of cash generation from operations, cash requirements for investment in the Company’s business, current stock price, market conditions and other factors. The share repurchase program may be suspended, modified or discontinued at any time and has no set expiration date. During the second quarter, the Company repurchased approximately 2.2 million shares of its common stock at an average price of $67.67 per share, for a total of $146 million. This share repurchase program follows on the prior authorization by the Board on July 9, 2008 to repurchase in the aggregate up to $400 million of its outstanding common stock, which was completed on October 10, 2008. See Note 13 for additional information regarding the Company’s share repurchase programs.
12. Legal Proceedings
Tobacco-Related Product Liability Litigation
          As of July 27, 2009, approximately 6,875 product liability cases are pending against cigarette manufacturers in the United States. Lorillard Tobacco is a defendant in approximately 5,925 of these cases. Lorillard, Inc. is a co-defendant in approximately 710 cases. Approximately 3,200 of these lawsuits are Engle Progeny Cases, described below, in which the claims of approximately 8,625 individual plaintiffs are asserted.
          The pending product liability cases are composed of the following types of cases:
          Conventional Product Liability Cases. Conventional Product Liability Cases are brought by individuals who allege cancer or other health effects caused by smoking cigarettes, by using smokeless tobacco products, by addiction to tobacco, or by exposure to environmental tobacco smoke. As of July 27, 2009, approximately 155 cases are pending against cigarette manufacturers, including approximately 35 cases against Lorillard Tobacco. Lorillard, Inc. is a co-defendant in four cases.
          Engle Progeny Cases. Engle Progeny Cases are brought by individuals who purport to be members of the decertified Engle class. These cases are pending in a number of Florida courts. Lorillard Tobacco is a defendant in approximately 3,200 Engle Progeny Cases. Lorillard, Inc. is a co-defendant in approximately 700 cases. Many of the cases have been filed on behalf of multiple class members, and approximately 8,625 individual smokers are asserting claims in the pending cases.
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
          Class Action Cases. Class Action Cases are purported to be brought on behalf of large numbers of individuals for damages allegedly caused by smoking. Nine of these cases are pending against Lorillard Tobacco. Lorillard, Inc. is a co-defendant in two of these nine cases. Two of the nine cases assert claims on behalf of purchasers of “light” cigarettes. Lorillard, Inc. is not a defendant in either of these cases. Neither Lorillard Tobacco nor Lorillard, Inc. is a defendant in the approximately 30 additional “lights” class actions that are pending against other cigarette manufacturers.

          Reimbursement Cases. Reimbursement Cases are brought by or on behalf of entities who seek reimbursement of expenses incurred in providing health care to individuals who allegedly were injured by smoking. Plaintiffs in these cases have included the U.S. federal government, U.S. state and local governments, foreign governmental entities, hospitals or hospital districts, American Indian tribes, labor unions, private companies and private citizens. Four such cases are pending against Lorillard Tobacco and other cigarette manufacturers in the United States and one such case is pending in Israel. Lorillard, Inc. is a co-defendant in two of the cases pending in the United States. Plaintiffs in the case in Israel have attempted to assert claims against Lorillard, Inc.
          Included in this category is the suit filed by the federal government, United States of America v. Philip Morris USA, Inc., et al., that sought return of profits and injunctive relief. In August 2006, the trial court issued its verdict and granted injunctive relief. The verdict did not award monetary damages. During May 2009, the verdict was largely affirmed by an appellate court. See “—Reimbursement Cases” below.
          Filter Cases. In addition to the above, Filter Cases are brought by individuals, including former employees of Lorillard Tobacco, who seek damages resulting from their alleged exposure to asbestos fibers that were incorporated into filter material used in one brand of cigarettes manufactured by Lorillard Tobacco for a limited period of time ending more than 50 years ago. Lorillard Tobacco is a defendant in 33 such cases, including two cases in which Lorillard, Inc. is a co-defendant. Lorillard, Inc. is also a defendant in an additional Filter Case, in which Lorillard Tobacco is not a defendant.
          In addition, Lorillard Tobacco and Lorillard, Inc. are named as defendants in one case in which it is alleged that a fire caused by a Lorillard cigarette led to an individual’s death.
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
          Conventional Product Liability Cases
          As of July 2009, approximately 155 cases are pending against cigarette manufacturers in the United States. Lorillard Tobacco is a defendant in approximately 35 of these cases. Lorillard, Inc. is a co-defendant in four of the pending cases.
          Since January 1, 2007, verdicts have been returned in three cases. Neither Lorillard Tobacco nor Lorillard, Inc. was a defendant in any of these trials. A defense verdict was returned in one of the trials, and a jury found in favor of the plaintiffs and awarded damages in the other two trials. The defendants in the latter cases are pursuing appeals. In rulings addressing cases tried in earlier years, some appellate courts have reversed verdicts returned in favor of the plaintiffs while other judgments that awarded damages to smokers have been affirmed on appeal. Manufacturers have exhausted their appeals and have been required to pay damages to plaintiffs in ten individual cases in recent years. Punitive damages were paid to the smokers in four of the ten cases. Neither Lorillard Tobacco nor Lorillard, Inc. was a party to these ten matters.
          As of July 27, 2009, trial was underway in two Conventional Product Liability Cases. Neither Lorillard Tobacco nor Lorillard, Inc. is a defendant in these cases. Some of the cases pending against cigarette manufacturers are scheduled for trial in 2009. Neither Lorillard Tobacco nor Lorillard, Inc. is a defendant in those cases. Trial dates are subject to change.

          Engle Progeny Cases
          Plaintiffs are individuals who allege they or their decedents are former members of Engle, a class action case that was pending in Florida. The 2006 ruling by the Florida Supreme Court that ordered decertification of the Engle class also permitted former class members to file individual actions, including claims for punitive damages. The court further held that these individuals are entitled to rely on a number of the jury’s findings in favor of the plaintiffs in the first phase of the Engle trial. The time period for filing Engle Progeny Cases expired in January 2008 and no additional cases may be filed. During 2009, the Florida Supreme Court rejected a petition that sought to extend the time for purported class members to file an additional lawsuit.
          Lorillard Tobacco is a defendant in approximately 3,200 cases filed by individuals who allege they or their decedents were members of the Engle class. Lorillard, Inc. is a co-defendant in approximately 700 of the pending cases. Some of the suits are on behalf of multiple plaintiffs. Claims have been asserted by or on behalf of the estates of approximately 8,625 former class members in these 3,200 cases. In some cases, spouses of alleged former class members have also brought derivative claims.
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
          Lorillard Tobacco is a defendant in several Engle Progeny Cases that have been placed on courts’ 2009 trial calendars or in which specific 2009 trial dates have been set. Lorillard, Inc. is a defendant in some of these cases. Trial schedules are subject to change and it is not possible to predict how many of the cases pending against Lorillard Tobacco or Lorillard, Inc. will be tried during 2009. It also is not possible to predict whether some courts will implement procedures that consolidate multiple Engle Progeny Cases for trial.
          As of July 27, 2009, trial was underway in two Engle Progeny Cases. Neither Lorillard Tobacco nor Lorillard, Inc. is a defendant in these cases.
          Verdicts have been returned in seven Engle Progeny Cases since the Florida Supreme Court issued its 2006 ruling that permitted members of the Engle class to bring individual lawsuits. Neither Lorillard Tobacco nor Lorillard, Inc. was a defendant in these seven trials. In two of the seven trials, juries awarded actual damages and punitive damages. The punitive damages awards were $5 million in one of the cases and $25 million in the other. In two other trials, juries awarded only actual damages. In the three other trials, juries found in favor of the defendants that the plaintiffs were not former Engle class members. As of July 27, 2009, appeals were on file in four of the cases, while the defendant’s post-trial motion had not been ruled on in the fifth case. In the two remaining cases, plaintiffs chose not to appeal the verdicts for the defendants.
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
          In June 2009, Florida amended the security requirements for a stay of execution of any judgment during the pendency of appeal in Engle Progeny Cases. The amended statute provides for the amount of security for individual Engle Progeny Cases to vary within prescribed limits based on the number of adverse judgments that are pending on appeal at a given time. The required security decreases as the number of appeals increases to ensure that the total security posted or deposited does not exceed $200 million in the aggregate. This amended statute applies to all judgments entered on or after June 16, 2009 and expires on December 31, 2012.

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
          Approximately 1,250 cases became part of this proceeding, and Lorillard Tobacco was named in all but a few of them. Lorillard, Inc. is not a defendant in any of these cases. More than 500 of the cases have been dismissed in their entirety. Lorillard Tobacco has been dismissed from approximately 650 additional cases because those plaintiffs did not submit evidence that they had smoked a Lorillard Tobacco product. These 650 additional cases remain pending against other cigarette manufacturers and some or all the dismissals of Lorillard Tobacco could be contested in subsequent appeals noticed by the plaintiffs.
          Approximately 730 cases are pending. Lorillard Tobacco is a defendant in approximately 55 of the pending cases. The court has entered a trial plan that calls for a multi-phase trial. The first phase of trial is scheduled to begin on February 1, 2010. Trial dates are subject to change.
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
          Lorillard Tobacco was a defendant in each of the eight flight attendant cases in which verdicts have been returned. Defendants have prevailed in seven of the eight trials. In one of the seven cases in which a defense verdict was returned, the court granted plaintiff’s motion for a new trial and, following appeal, the case has been returned to the trial court for a second trial. The six remaining cases in which defense verdicts were returned are concluded. In the single trial decided for the plaintiff, French v. Philip Morris Incorporated, et al., the jury awarded $5.5 million in damages. The court, however, reduced this award to $500,000. This verdict, as reduced by the trial court, was affirmed on appeal and the defendants have paid the award. Lorillard Tobacco’s share of the judgment in this matter, including interest, was approximately $60,000. In addition, Lorillard Tobacco has paid its share of the attorneys’ fees, costs and post-judgment interest awarded to the plaintiff’s counsel in this matter. During 2009, a Florida appellate court denied Lorillard Tobacco’s appeal from an order granting interest on an award of attorneys’ fees Lorillard Tobacco had previously paid. As a result of this ruling, Lorillard Tobacco was ordered to pay approximately $315,000. Pursuant to an agreement with the other defendants in this matter, Lorillard Tobacco paid approximately $28,000 and the other defendants paid the remainder.
          As of July 27, 2009, none of the flight attendant cases are scheduled for trial. Trial dates are subject to change.
          Class Action Cases
          Lorillard Tobacco is a defendant in nine pending cases. Lorillard, Inc. is a co-defendant in two of these cases. In most of the pending cases, plaintiffs seek class certification on behalf of groups of cigarette smokers, or the estates of deceased cigarette smokers, who reside in the state in which the case was filed.
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

          The Scott Case. In one of the class actions pending against Lorillard Tobacco, Scott v. The American Tobacco Company, et al. (District Court, Orleans Parish, Louisiana, filed May 24, 1996), the members of the class have been awarded damages. The defendants, including Lorillard Tobacco, have noticed an appeal from this award to the Louisiana Court of Appeal, Fourth Circuit, and argument has been scheduled for September 1, 2009. The appeal is from the amended final judgment entered by the District Court in July 2008 that ordered defendants to pay approximately $264 million to fund a court-supervised cessation program for the members of the certified class. The amended final judgment also awards post-judgment judicial interest that will continue to accrue from June 2004 until the judgment either is paid or is reversed on appeal. As of July 27, 2009, judicial interest totaled approximately $100 million. Lorillard, Inc., which was a party to the case in the past, is no longer a defendant in Scott.
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
          Other Class Action Cases. In one of the cases pending against Lorillard Tobacco, Brown v. The American Tobacco Company, Inc., et al. (Superior Court, San Diego County, California, filed June 10, 1997), the court initially certified the case as a class action but it subsequently granted defendants’ motion for class decertification. During 2009, the California Supreme Court vacated the class decertification order. Should this ruling not be modified in response to defendants’ pending petition for reconsideration, Brown will be returned to the trial court for further activity. While it is not possible to predict future activity in Brown, a new class certification order could be entered. The class previously certified in Brown was composed of residents of California who smoked at least one of defendants’ cigarettes between June 10, 1993 and April 23, 2001 and who were exposed to defendants’ marketing and advertising activities in California.
          “Lights” Class Actions. Cigarette manufacturers are defendants in another group of approximately 30 cases in which plaintiffs’ claims are based on the allegedly fraudulent marketing of “light” or “ultra-light” cigarettes. Classes have been certified in some of these matters. In one of the pending “lights” cases, Good v. Altria Group, Inc., et al., the U.S. Supreme Court ruled that neither the Federal Cigarette Labeling and Advertising Act nor the Federal Trade Commission’s regulation of cigarettes’ tar and nicotine disclosures preempts (or bars) some of plaintiffs’ claims. Lorillard Tobacco is a defendant in one class action in which plaintiffs claims are limited to purchasers of “light” cigarettes, Schwab v. Philip Morris USA, Inc., et al., which is discussed below. In another case, Cleary v. Philip Morris Incorporated, et al., plaintiffs were permitted to amend their complaint in an existing class action in order to assert claims on behalf of a subclass of individuals who purchased “light” cigarettes from the defendants, including Lorillard Tobacco. During 2009, the court dismissed the “light” cigarettes claims asserted against Lorillard Tobacco. As of July 27, 2009, the deadline for plaintiffs to appeal this ruling had not expired. Lorillard, Inc. is not a party to any of the purported “lights” class actions. A petition has been filed with the Judicial Panel on Multidistrict Litigation that proposes the transfer and consolidation of “lights” class actions in federal courts into a specially constituted court for pretrial proceedings. The eleven cases identified by the plaintiffs include the Cleary and Schwab cases that are pending against Lorillard Tobacco. The Judicial Panel is scheduled to hear argument of this application on July 30, 2009.
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
          Following trial, the defendants, the government and several intervenors noticed appeals to the Circuit Court of Appeals for the District of Columbia. In May 2009, a three judge panel upheld substantially all of the District Court’s final judgment and remedial order. The deadline for the parties or the intervenors to ask the Court of Appeals to reconsider its decision is July 31, 2009. Defendants received a stay of the judgment and remedial order from the Court of Appeals that remains in effect while the appeal is pending.
          While trial was underway, the Court of Appeals ruled that plaintiff may not seek to recover profits earned by the defendants. Prior to trial, the government had claimed that it was entitled to approximately $280 billion from the defendants for its claim to recover profits earned by the defendants. In the most recent appeal, recovery of profits was not considered but the issue may however be considered by the entire Court of Appeals or by the U.S. Supreme Court, should either party or one or more intervenors in the case seek to further appeal this decision.
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
          Lorillard recorded pretax charges for its obligations under the State Settlement Agreements of $307 million and $554 million ($193 million and $347 million after taxes) for the three months and six months ended June 30, 2009, respectively, and $293 million and $550 million ($178 million and $340 million after taxes) for the three months and six months ended June 30, 2008, respectively. Lorillard’s portion of ongoing adjusted payments and legal fees is based on its share of domestic cigarette shipments in the year preceding that in which the payment is due. Accordingly, Lorillard records its portions of ongoing settlement payments as part of cost of manufactured products sold as the related sales occur.
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
          The State Settlement Agreements also include provisions relating to significant advertising and marketing restrictions, public disclosure of certain industry documents, limitations on challenges to tobacco control and under-

age use laws, and other provisions. Lorillard Tobacco and the other Original Participating Manufacturers have notified the States that they intend to seek an adjustment in the amount of payments made in 2003 pursuant to a provision in the MSA that permits such adjustment if the companies can prove that the MSA was a significant factor in their loss of market share to companies not participating in the MSA and that the States failed to diligently enforce certain statutes passed in connection with the MSA. If the Original Participating Manufacturers are ultimately successful, any adjustment would be reflected as a credit against future payments by the Original Participating Manufacturers under the agreement.
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
          Filter Cases
          In addition to the above, claims have been brought against Lorillard Tobacco and Lorillard, Inc. by individuals who seek damages resulting from their alleged exposure to asbestos fibers that were incorporated into filter material used in one brand of cigarettes manufactured by Lorillard Tobacco for a limited period of time ending more than 50 years ago. Lorillard Tobacco is a defendant in 33 such cases. Lorillard, Inc. is a defendant in three Filter Cases, including two that also name Lorillard Tobacco. Since January 1, 2007, Lorillard Tobacco has paid, or has reached agreement to pay, a total of approximately $17.4 million in settlements to finally resolve approximately 75 claims. The related expense was recorded in selling, general and administrative expenses on the consolidated statements of income. In the only such case tried since January 1, 2007, a jury in the District Court of Bexar County, Texas, returned a verdict for Lorillard Tobacco during September 2008 in the case of Young v. Lorillard Tobacco Company. As of July 27, 2009, six of the Filter Cases were scheduled for trial. Trial dates are subject to change.
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

          A decision granting class certification in New Mexico was affirmed by the New Mexico Court of Appeals in February 2005. As ordered by the trial court, class notice was sent out in October 2005. The New Mexico plaintiffs were permitted to rely on discovery produced in the Kansas case. In June 2006, the New Mexico trial court granted summary judgment to all defendants, and the suit was dismissed. An appeal was filed by the plaintiffs in August 2006. The New Mexico Court of Appeals affirmed dismissal of all claims against Lorillard Tobacco in December 2008, although claims against its major competitors were reinstated. Plaintiff has not sought to reinstate the claims against Lorillard Tobacco and the time for such action has expired. Accordingly, the New Mexico suit has now been concluded as against Lorillard Tobacco.
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
Defenses
          Each of Lorillard Tobacco and Lorillard, Inc. believes that it has valid defenses to the cases pending against it as well as valid bases for appeal should any adverse verdicts be returned against either of them. As of July 27, 2009, Lorillard Tobacco was a defendant in approximately 5,925 pending product liability cases, and Lorillard, Inc. was a co-defendant in approximately 710 of these cases. While Lorillard Tobacco and Lorillard, Inc. intend to defend vigorously all tobacco products liability litigation, it is not possible to predict the outcome of any of this litigation. Litigation is subject to many uncertainties. Plaintiffs have prevailed in several cases, as noted above. It is possible that one or more of the pending actions could be decided unfavorably as to Lorillard Tobacco, Lorillard, Inc. or the other defendants. Lorillard Tobacco and Lorillard, Inc. may enter into discussions in an attempt to settle particular cases if either believe it is appropriate to do so.
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
13. Subsequent Events
          As of July 28, 2009, the Company completed the $250 million share repurchase program announced on May 21, 2009, repurchasing in the aggregate approximately 3.7 million shares of its outstanding common stock. On July 27, 2009, the Company announced that its Board of Directors had approved an additional share repurchase program, authorizing the Company to repurchase in the aggregate up to $750 million of its outstanding common stock. Purchases by the Company under this program may be made from time to time at prevailing market prices in open market purchases, privately negotiated transactions, block purchase techniques or otherwise, as determined by the Company’s management. The purchases will be funded from existing cash balances, including proceeds from the issuance of the Notes (see Note 7 for a description of the Notes).
          This program does not obligate the Company to acquire any particular amount of its common stock. The timing, frequency and amount of repurchase activity will depend on a variety of factors such as levels of cash, generation from operations, cash requirements for investment in the Company’s business, current stock price, market conditions and other factors. The share repurchase program may be suspended, modified or discontinued at any time and has no set expiration date.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
          The following discussion should be read in conjunction with our historical consolidated financial statements and the notes related to those financial statements included in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (the “Form 10-Q”). In addition to historical information, the following discussion contains forward-looking statements based on current expectations that involve risks and uncertainties. Investors are cautioned not to place undue reliance on these forward-looking statements. Statements preceded by, followed by or that otherwise include the words “believe,” “expect,” “anticipate,” “intend,” “project,” “estimate,” “plan,” “may increase,” “may fluctuate” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” “may” and “could” are generally forward-looking in nature and are not historical facts. Actual results and the timing of certain events may differ significantly from those projected in such forward-looking statements due to a number of factors, including those risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2008 (the “Form 10-K”), our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (the “Prior Form 10-Q”) and those risk factors set forth in “Business Environment” below, in Part II, “Item 1A. Risk Factors” and elsewhere in this Form 10-Q. Except for our ongoing obligations to disclose material information under the federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events unless required by law. For any forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States (“GAAP”).
          The terms "Lorillard,” “we,” “our” and "us” refer to Lorillard, Inc., a Delaware corporation, and its subsidiaries. The terms “Lorillard, Inc.” and the “Company” refer solely to the parent company and “Lorillard Tobacco” refers solely to Lorillard Tobacco Company, the principal subsidiary of Lorillard, Inc.
Overview
          We are the third largest manufacturer of cigarettes in the United States. We were founded in 1760 and are the oldest continuously operating tobacco company in the United States. Newport, which is our flagship brand, is a menthol flavored premium cigarette brand and the top selling menthol and second largest selling cigarette brand overall in the United States based on gross units sold in the first six months of 2009 and in the full year 2008. In addition to the Newport brand, our product line has five additional brand families marketed under the Kent, True, Maverick, Old Gold and Max brand names. These six cigarette brands include 44 different product offerings which vary in price, taste, flavor, length and packaging. In the United States and certain U.S. possessions and territories, we shipped 17.8 billion cigarettes in the first six months of 2009 and 37.8 billion cigarettes for full year 2008. Our major trademarks outside of the United States were sold in 1977. We manufacture all of our cigarette products at our Greensboro, North Carolina facility.
Critical Accounting Policies and Estimates
          For a description of the critical accounting policies that require the use of significant judgments and estimates by management, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Form 10-K filed with the Securities and Exchange Commission (“SEC”) on March 2, 2009.
Business Environment
          Participants in the U.S. tobacco industry, including us, face a number of issues that have adversely affected their results of operations and financial condition in the past and will continue to do so, including:
•	A substantial volume of litigation seeking compensatory and punitive damages ranging into the billions of dollars, as well as equitable and injunctive relief, arising out of allegations of cancer and other health effects resulting from the use of cigarettes, addiction to smoking or exposure to environmental tobacco smoke, including claims for economic damages relating to alleged misrepresentation concerning the use of descriptors such as “lights,” as well as other alleged damages.

•	Substantial annual payments continuing in perpetuity, and significant restrictions on marketing and advertising have been agreed to and are required under the terms of certain settlement agreements, including the Master Settlement Agreement among major tobacco manufacturers and 46 states and various other governments and jurisdictions (the “MSA”) that we entered into in 1998 along with Philip Morris Incorporated, Brown & Williamson Tobacco Corporation and R.J. Reynolds Tobacco Company (the other “Original Participating Manufacturers”) to settle asserted and unasserted health care cost recovery and other claims. We and certain other U.S. tobacco product manufacturers previously settled similar claims brought by Mississippi, Florida, Texas and Minnesota (the “Initial State Settlements,” and together with the MSA, the “State Settlement Agreements”). The State Settlement Agreements impose a stream of future payment obligations on us and the other major U.S. cigarette manufacturers and place significant restrictions on their ability to market and sell cigarettes.

•	The continuing contraction of the domestic cigarette market, in which we currently conduct our only significant business. As a result of price increases, restrictions on advertising, promotions and smoking in public and private facilities, increases in regulation and excise taxes, health concerns, a decline in the social acceptability of smoking, increased pressure from anti-tobacco groups and other factors, domestic cigarette shipments have decreased at a compound rate of approximately 2.8% from the twelve months ended June 30, 1999 through the twelve months ended June 30, 2009.

•	Increases in cigarette prices since 1998 have led to an increase in the volume of discount and, specifically, deep discount cigarettes. Cigarette price increases have been driven by increases in federal, state and local excise taxes and by manufacturer price increases. Price increases have led, and continue to lead, to high levels of discounting and other promotional activities for premium brands. Deep discount brands have grown from an estimated share in 1998 of less than 1.5% to an estimated 14.1% for the six months ended June 30, 2009, and continue to be a significant competitive factor in the domestic market. We do not have sufficient empirical data to determine whether the increased price of cigarettes has deterred consumers from starting to smoke or encouraged them to quit smoking, but it is likely that increased prices may have had an adverse effect on consumption and may continue to do so.

•	Substantial and increasing regulation of the tobacco industry and government restrictions on smoking. In June 2009, the U.S. Congress passed a bill which the President signed into law granting the Food and Drug Administration (“FDA”) authority to regulate tobacco products. Pursuant to the terms of the new law, the FDA could promulgate regulations that could, among other things, result in a ban on or restrict the use of menthol in cigarettes. The law will impose new restrictions on the manner in which cigarettes can be advertised and marketed, require larger and more severe health warnings on cigarette packaging, permit restriction of the level of tar and nicotine contained in or yielded by cigarettes and may alter the way cigarette products are developed and manufactured. We believe that the law will provide our larger competitors with a competitive advantage. In addition, the federal government and many state and local governments and agencies, as well as private businesses, have adopted legislation, regulations or policies which prohibit, restrict or discourage smoking, including legislation, regulations or policies prohibiting or restricting smoking in public buildings and facilities, stores, restaurants and bars, on airline flights and in the workplace. Other similar laws and regulations are currently under consideration and may be enacted by federal, state and local governments in the future.

•	Substantial federal, state and local excise taxes are reflected in the retail price of cigarettes. As of April 1, 2009, the federal excise tax was $1.0066 per pack and for the six months ended June 30, 2009 combined state and local excise taxes ranged from $0.07 to $4.25 per pack. For the six months ended June 30, 2009, excise tax increases ranging from $0.30 to $1.00 per pack were implemented in four states. Congress recently enacted and the President signed into law an increase in the federal excise tax on cigarettes by $0.6166 per pack to $1.0066 per pack, effective April 1, 2009, to finance health insurance for children. It is likely that increases in excise and similar taxes have had an adverse impact on sales of cigarettes and that the most recent increase and future in-

creases, the extent of which cannot be predicted, could result in further volume declines for the cigarette industry, including us, and an increased sales shift toward deep discount cigarettes rather than premium brands. In addition, we and other cigarette manufacturers and importers are required to pay an assessment under a federal law designed to fund payments to tobacco quota holders and growers.
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
          The domestic market for cigarettes is highly competitive. Competition is primarily based on a brand’s price, including the level of discounting and other promotional activities, positioning, consumer loyalty, retail display, quality and taste. Our principal competitors are the two other major U.S. cigarette manufacturers, Philip Morris USA Inc. (“Philip Morris”), a subsidiary of Altria Group, Inc., and R.J. Reynolds Tobacco Company (“Reynolds”), a subsidiary of Reynolds American Inc. We also compete with numerous other smaller manufacturers and importers of cigarettes, including deep discount cigarette manufacturers. We believe our ability to compete even more effectively has been restrained in some marketing areas as a result of retail merchandising contracts offered by Philip Morris and Reynolds which limit the retail shelf space available to our brands. As a result, in some retail locations we are limited in competitively supporting our promotional programs, which may constrain sales.
          The following table presents Lorillard’s selected industry and market share data for the three and six months ended June 30, 2009 and 2008.
Selected Industry and Market Share Data (1)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Volumes in billions)	2009	2008	2009	2008
Lorillard total domestic unit volume	9.661	9.464	17.386	17.879
Industry total domestic unit volume	85.953	89.671	157.948	170.059

Lorillard’s share of the domestic market	11.2%	10.6%	11.0%	10.5%
Lorillard’s premium volume as a percentage of its domestic volume	89.5%	92.9%	89.9%	93.1%
Lorillard’s share of the premium market	14.3%	13.5%	13.9%	13.4%

Newport’s share of the domestic market	9.9%	9.6%	9.7%	9.5%
Newport’s share of the premium market	14.0%	13.2%	13.7%	13.1%
Total menthol segment market share for the industry	29.6%	28.4%	29.2%	28.4%
Total discount segment market share for the industry	29.5%	27.2%	29.0%	27.1%
Newport’s share of the menthol market	33.4%	33.7%	33.2%	33.6%
Newport’s share of Lorillard’s total volume(2)	88.0%	90.9%	88.4%	91.0%
Newport’s share of Lorillard’s net sales(2)	91.6%	94.0%	92.3%	94.0%

(1)	Source: Management Science Associates, Inc. (“MSAI”), an independent third-party database management organization that collects wholesale shipment data from various cigarette manufacturers. MSAI divides the cigarette market into two price segments, the premium price segment and the discount or reduced price segment. MSAI’s information relating to unit sales volume and market share of certain of the smaller, primarily deep discount, cigarette manufacturers is based on estimates derived by MSAI. Management believes that volume and market share information for deep discount manufacturers may be understated and, correspondingly, market share information for the larger manufacturers, including Lorillard Tobacco, may be overstated by MSAI.

(2)	Source: Lorillard shipment reports.

Results of Operations
Three and Six Months Ended June 30, 2009 Compared to the Three and Six Months Ended June 30, 2008

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Net sales (including excise taxes of $486, $184, $635 and $347, respectively)	$1,519	$1,070	$2,436	$1,991
Cost of sales	965	627	1,496	1,181

Gross profit	554	443	940	810
Selling, general and administrative	98	91	189	191

Operating income	456	352	751	619
Investment income	1	6	2	16
Interest expense	(2)	(1)	(2)	(2)

Income before income taxes	455	357	751	633
Income taxes	169	140	281	242

Net income	$286	$217	$470	$391

Three Months ended June 30, 2009 Compared to Three Months ended June 30, 2008
          Net sales. Net sales increased by $449 million, or 42.0%, from $1.070 billion for the three months ended June 30, 2008 to $1.519 billion for the three months ended June 30, 2009. Net sales increased $304 million due to the increase in federal excise taxes effective April 1, 2009, $116 million due to higher average unit prices reflecting price increases in May and December 2008 and February and March 2009 and $34 million due to higher unit sales volume, partially offset by $5 million of higher sales incentives. Federal excise taxes are included in net sales and increased $30.83 per thousand units, or $0.62 per pack of 20 cigarettes, to $50.33 per thousand units, or $1.01 per pack of 20 cigarettes, effective April 1, 2009.
          Both our total unit volume and domestic unit volume increased 2.1% during the three months ended June 30, 2009 compared to the corresponding period of 2008. Unit volume figures in this section are provided on a gross basis. Our domestic wholesale shipments in the second quarter of 2009 reflect the impact of wholesalers and retailers partially restoring their inventory levels after depleting them in the first quarter of 2009 to minimize floor taxes on inventory held on March 31, 2009 due to the April 1, 2009 increase in federal excise taxes. Total Newport unit volume decreased 1.1% and domestic Newport unit volume decreased 1.2% during the three months ended June 30, 2009 compared to the corresponding period of 2008. Industry-wide domestic unit volume decreased 4.1% during the three months ended June 30, 2009 compared to the corresponding period of 2008. Industry shipments of premium brands comprised 70.5% of industry-wide domestic unit volume during the three months ended June 30, 2009 and 72.8% in the corresponding period of 2008.
          Cost of sales. Cost of sales increased by $338 million, or 53.9%, from $627 million for the three months ended June 30, 2008 to $965 million for the three months ended June 30, 2009. The increase in cost of sales is primarily due to the increase in federal excise taxes, higher unit sales volume, higher raw material costs, primarily tobacco and wrapping materials, higher pension expense and higher expenses related to the State Settlement Agreements. We recorded charges for our obligations under the State Settlement Agreements of $307 million and $293 million for the three months ended June 30, 2009 and 2008, respectively, an increase of $14 million. The $14 million increase is due to the impact of the inflation adjustment ($8 million) and higher unit sales ($6 million).
          Selling, general and administrative. Selling, general and administrative expenses increased $7 million, or 7.7%, from $91 million for the three months ended June 30, 2008 to $98 million for the three months ended June 30, 2009. The increase was primarily due to an increase in legal expenses of $3 million due to the continuing defense costs associated with the Engle progeny cases and higher pension expense of $3 million for the three months ended June 30, 2009, partially offset by a $5 million charge in the second quarter of 2008 related to the separation of Lorillard from Loews.

          Investment income. Investment income decreased $5 million, or 83.3%, from $6 million for the three months ended June 30, 2008 to $1 million for the three months ended June 30, 2009. The decrease in investment income primarily reflects lower interest rates for the three months ended June 30, 2009 compared to the corresponding period of 2008.
          Income taxes. Income taxes increased by $29 million, or 20.7%, from $140 million for the three months ended June 30, 2008 to $169 million for the three months ended June 30, 2009. The change reflects the increase in income before income taxes of $98 million in 2009, or 27.5%, partially offset by a decrease in the effective tax rate from 39.2% in the three months ended June 30, 2008 to 37.1% in the three months ended June 30, 2009. This decrease in the effective tax rate impacts income tax expense by $9 million, and is primarily due to the impact of, in 2008, the separation on the availability of the manufacturer’s deduction for the pre-separation period and the non-deductibility of certain separation expenses, and, in 2009, the favorable resolution of certain state income tax matters, partially offset by an increase in state tax rates.
Six Months ended June 30, 2009 Compared to Six Months ended June 30, 2008
          Net sales. Net sales increased by $445 million, or 22.4%, from $1.991 billion for the six months ended June 30, 2008 to $2.436 billion for the six months ended June 30, 2009. Net sales increased $304 million due to the increase in federal excise taxes effective April 1, 2009 and $223 million due to higher average unit prices reflecting price increases in May and December 2008 and February and March 2009, partially offset by $65 million due to lower unit sales volume and $17 million of higher sales incentives. Federal excise taxes are included in net sales and increased $30.83 per thousand units, or $0.62 per pack of 20 units, to $50.33 per thousand cigarettes, or $1.01 per pack of 20 cigarettes, effective April 1, 2009.
          Our total unit volume decreased 2.5% and domestic unit volume decreased 2.8% during the six months ended June 30, 2009 compared to the corresponding period of 2008. Unit volume figures in this section are provided on a gross basis. Total Newport unit volume decreased 5.2% and domestic Newport unit volume decreased 5.6% during the six months ended June 30, 2009 compared to the corresponding period of 2008. Industry-wide domestic unit volume decreased 7.1% during the six months ended June 30, 2009 compared to the corresponding period of 2008. Industry shipments of premium brands comprised 71.0% of industry-wide domestic unit volume during the six months ended June 30, 2009 and 72.9% in the corresponding period of 2008.
          Cost of sales. Cost of sales increased by $315 million, or 26.7%, from $1.181 billion for the six months ended June 30, 2008 to $1.496 billion for the six months ended June 30, 2009. The increase in cost of sales is primarily attributable to the increase in federal excise taxes, higher raw material costs, primarily tobacco and wrapping materials, higher pension expense and higher expenses related to the State Settlement Agreements, partially offset by lower unit sales volume. We recorded charges for our obligations under the State Settlement Agreements of $554 million and $550 million for the six months ended June 30, 2009 and 2008, respectively, an increase of $4 million. The $4 million increase is due to the impact of the inflation adjustment ($15 million) and by higher other adjustments ($2 million), partially offset by lower unit sales ($13 million).
          Selling, general and administrative. Selling, general and administrative expenses decreased $2 million, or 1.0%, from $191 million for the six months ended June 30, 2008 to $189 million for the six months ended June 30, 2009. The decrease was primarily due to an $18 million charge in the first six months of 2008 related to the separation of Lorillard from Loews, partially offset by increase in legal expenses of $12 million and higher pension expense of $5 million for the six months ended June 30, 2009. The $12 million increase in legal expenses was due to the continuing defense costs associated with the Engle progeny cases.
          Investment income. Investment income decreased $14 million, or 87.5%, from $16 million for the six months ended June 30, 2008 to $2 million for the six months ended June 30, 2009. The decrease in investment income primarily reflects lower interest rates for the six months ended June 30, 2009 compared to the corresponding period of 2008.
          Income taxes. Income taxes increased by $39 million, or 16.1%, from $242 million for the six months ended June 30, 2008 to $281 million for the six months ended June 30, 2009. The change reflects the increase in income before income taxes of $118 million in 2009, or 18.6%, partially offset by a decrease in the effective tax rate from 38.2% in the first six months of 2008 to 37.4% in the first six months of 2009. This decrease in the effective tax rate impacts income tax expense by $6 million, and is primarily due to the impact of, in 2008, the separation on the availability of the manufacturer’s deduction for the pre-separation period and the non-deductibility of certain separation expenses, and, in 2009, the favorable resolution of certain state income tax matters, partially offset by an increase in state tax rates.
Liquidity and Capital Resources
          Our cash and cash equivalents, and investments, net of receivables and payables, totaled $1.586 billion and $1.220 billion at June 30, 2009 and December 31, 2008, respectively. At June 30, 2009, 99.0% of our cash and investments were invested in short-term securities that included $1.557 billion in government money market funds.
Cash Flows
          Cash flow from operating activities. The principal source of liquidity for our business and operating needs is internally generated funds from our operations. We generated net cash flow from operations of $92 million for the six months ended June 30, 2009 compared to $260 million for the six months ended June 30, 2008. The decreased cash flow in 2009 reflects the timing of estimated federal income tax payments, partially offset by higher net income.
          Cash flow from investing activities. Our cash flow from investing activities used cash of $20 million for the six months ended June 30, 2009 compared to $179 million provided by investing activities in the six months ended June 30, 2008. The decrease in cash flow used in investing activities in 2009 is primarily due to a decrease in the level of investment purchases and sales.
          During the first six months of 2009, capital expenditures were $20 million compared to $18 million for the corresponding period of 2008. The expenditures were primarily for the modernization of manufacturing equipment. Our capital expenditures for 2009 are forecast to be between $50 million and $60 million.
          Cash flow from financing activities. Our cash flow from operations has exceeded our working capital and capital expenditure requirements during the first six months of 2009. We paid cash dividends of $291 million on January 24, 2008 and $200 million on April 28, 2008 to Loews Corporation, our sole shareholder prior to the separation on June 10, 2008, and cash dividends to our shareholders of $155 million on March 12, 2009 and $155 million on June 12, 2009. During the second quarter of 2009, the Company repurchased approximately 2.2 million shares of its common stock under a $250 million share repurchase program announced on May 21, 2009 at a cost of $146 million.
          In June 2009, Lorillard Tobacco issued $750 million of 8.125% unsecured senior notes due June 23, 2019 (the “Notes”) pursuant to an Indenture, dated June 23, 2009, and First Supplemental Indenture, dated June 23, 2009 (the “Supplemental Indenture”). Lorillard Tobacco is the principal, wholly owned operating subsidiary of the Company and the Notes are unconditionally guaranteed on a senior unsecured basis by the Company. The net proceeds from the Notes will be used for general corporate purposes that may include, among other things, the repurchase, redemption or retirement of securities including our common stock, additions to working capital and capital expenditures.
          The interest rate payable on the Notes is subject to incremental increases from 0.25% to 2.00% in the event either Moody’s Investors Services, Inc. (“Moody’s”), Standard & Poor’s Ratings Services (“S&P”) or both Moody’s and S&P downgrade the Notes below investment grade (Baa3 and BBB- for Moody’s and S&P, respectively). The Notes are not entitled to any sinking fund and are not redeemable prior to maturity. The Notes contain covenants that restrict liens and sale and leaseback transactions, subject to a limited exception. In addition, upon the occurrence of a change of control triggering event, we will be required to make an offer to repurchase the Notes at a price equal to 101% of the aggregate principal amount of the Notes, plus accrued interest. A “change of control triggering event” occurs when there is both a “change of control” (as defined in the Supplemental Indenture) and the Notes cease to be rated investment grade by both Moody’s and S&P within 60 days of the occurrence of a change of control or public announcement of the intention to effect a change of control.

          As of July 28, 2009, the Company completed the $250 million share repurchase program announced on May 21, 2009, repurchasing in the aggregate approximately 3.7 million shares of its outstanding common stock. On July 27, 2009, the Company announced that its Board of Directors has approved an additional share repurchase program, authorizing the Company to repurchase in the aggregate up to $750 million of its outstanding common stock. Purchases by the Company under this program may be made from time to time at prevailing market prices in open market purchases, privately negotiated transactions, block purchase techniques or otherwise, as determined by the Company’s management. The purchases will be funded from existing cash balances, including proceeds from the issuance of the Notes.
          This program does not obligate the Company to acquire any particular amount of its common stock. The timing, frequency and amount of repurchase activity will depend on a variety of factors such as levels of cash generation from operations, cash requirements for investment in the Company’s business, current stock price, market conditions and other factors. The share repurchase program may be suspended, modified or discontinued at any time and has no set expiration date.
Liquidity
          We believe that cash flow from operating activities will be sufficient for the foreseeable future to enable us to meet our obligations under the State Settlement Agreements and to fund our working capital and capital expenditure and debt service requirements. We cannot predict our cash requirements related to any future settlements or judgments, including cash required to bond any appeals, if necessary, and can make no assurance that we will be able to meet all of those requirements.
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
          In April 2009, we paid $856 million under the State Settlement Agreements, primarily based on 2008 volume. In addition, in April 2009, we deposited $69 million, in an interest-bearing escrow account in accordance with procedures established in the MSA pending resolution of a claim by us and the other Original Participating Manufacturers that they are entitled to reduce their MSA payments based on a loss of market share to non-participating manufacturers. Most of the states that are parties to the MSA are disputing the availability of the reduction and we believe that this dispute will ultimately be resolved by judicial and arbitration proceedings. Our $69 million reduction is based upon the Original Participating Manufacturers collective loss of market share in 2006. In April of 2008, 2007 and 2006, we had previously deposited $72 million, $111 million and $109 million, respectively, in the same escrow account discussed above, which was based on a loss of market share in 2005, 2004 and 2003 to non-participating manufacturers. In February 2009, we directed the transfer of $72 million from this account to the non-disputed account, related to the loss of market share in 2005, pursuant to an Agreement Concerning Arbitration that we and other Participating Manufacturers entered into with certain MSA states. This amount was then paid to the MSA states. We and the other Original Participating Manufacturers have the right to claim additional reductions of MSA payments in subsequent years under provisions of the MSA. In addition to the payments made in the first six months of 2009, we anticipate the additional amount payable in 2009 will be approximately $180 million to $210 million, primarily based on 2009 estimated volume.
Contractual Cash Payment Obligations
          The following chart presents our contractual cash payment obligations as of June 30, 2009.

		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
		(In millions)
Senior notes	$750	$—	$—	$—	$750
Interest payments related to notes	609	61	183	122	243
Tobacco leaf purchase obligations	110	102	8	—	—
Purchase obligations	61	59	2	—	—
Operating lease obligations	5	2	3	—	—

Total	$1,535	$224	$196	$122	$993

          In addition to the obligations presented in the table above, as of June 30, 2009, we believe that no additional payments may be made to various tax authorities in the next twelve months related to gross unrecognized tax benefits. We cannot make a reasonably reliable estimate of the amount of liabilities for unrecognized tax benefits that may result in cash settlements for periods beyond twelve months.
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
Market Risk
          We invest in financial instruments that involve market risk. Our measure of market risk exposure represents an estimate of the change in fair value of our financial instruments. Market risk exposure is presented below for each class of financial instrument we held at June 30, 2009, assuming immediate adverse market movements of the magnitude described below. We believe that the rate of adverse market movement represents a measure of exposure to loss under hypothetically assumed adverse conditions. The estimated market risk exposure represents the hypothetical loss to future earnings and does not represent the maximum possible loss nor any expected actual loss, even under adverse conditions, because actual adverse fluctuations would likely differ. In addition, since our investment portfolio is subject to change based on its portfolio management strategy as well as in response to changes in the market, these estimates are not necessarily indicative of the actual results which may occur. The market risk exposure represents the potential loss in carrying value and pretax impact to future earnings caused by the hypothetical change in price.
          Exposure to market risk is managed and monitored by senior management. Senior management approves our overall investment strategy and has the responsibility to ensure that the investment positions are consistent with that strategy with an acceptable level of risk.
          Interest rate risk. Our investments, which are included in cash and cash equivalents, consist of government money market funds and repurchase agreements with financial institutions, which agreements are collateralized by treasury securities on deposit with the Company equal to 102% of the principal investment. Those investments are exposed to fluctuations in interest rates. A sensitivity analysis, based on a hypothetical 1% increase or decrease in interest rates on our average 2009 investments, would cause an increase or decrease in pretax income of approximately $6 million for the six months ended June 30, 2009.

Item 4.	Controls and Procedures.
Disclosure Controls and Procedures
          Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) as of the end of the period covered by this Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Form 10-Q, our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) are effective, in all material respects, to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
          No change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during our most recent fiscal quarter that has materially affected, or is likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
          Information about legal proceedings is set forth in Note 12, “Legal Proceedings and Commitments ¯ Legal Proceedings,” in the Notes to Consolidated Condensed Financial Statements included in “Item 1. Financial Statements” of this Form 10-Q. Such information is incorporated by reference as if fully set forth herein.

Item 1A. Risk Factors.
With the exception of the following, there have been no other material changes in our risk factors from those disclosed in Part I, Item 1A of our Form 10-K and Prior Form 10-Q:
As of July 27, 2009, Lorillard Tobacco is a defendant in approximately 5,925 tobacco-related lawsuits, including approximately 710 cases in which Lorillard, Inc. is a co-defendant. These cases, which are extremely costly to defend, could result in substantial judgments against Lorillard Tobacco and/or Lorillard, Inc.
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
          The 2006 ruling by the Florida Supreme Court in Engle also permitted members of the Engle class to file individual claims, including claims for punitive damages. The Florida Supreme Court held that these individual plaintiffs are entitled to rely on a number of the jury’s findings in favor of the plaintiffs in the first phase of the Engle trial. These findings included that smoking cigarettes causes a number of diseases; that cigarettes are addictive or dependence-producing; and that the defendants, including Lorillard Tobacco and Lorillard, Inc., were negligent, breached express and implied warranties, placed cigarettes on the market that were defective and unreasonably dangerous, and concealed or conspired to conceal the risks of smoking. Lorillard Tobacco is a defendant in approximately 3,200 cases pending in various state and federal courts in Florida that were filed by members of the Engle class (the “Engle Progeny Cases”), including approximately 700 cases in which Lorillard, Inc. is a co-defendant. These 3,200 cases are filed on behalf of approximately 8,625 individual plaintiffs.
          As of July 27, 2009, Lorillard Tobacco was a defendant in several Engle Progeny Cases that have been placed on courts’ 2009 trial calendars or in which specific 2009 trial dates have been set. Lorillard, Inc. is a co-defendant in some of these cases. Trial schedules are subject to change and it is not possible to predict how many of the Engle Progeny Cases pending against Lorillard Tobacco or Lorillard, Inc. will be tried during 2009. It also is not possible to predict whether some courts will implement procedures that consolidate multiple Engle Progeny Cases for trial.

          Verdicts have been returned in seven Engle Progeny cases since the Florida Supreme Court issued its 2006 ruling. Neither Lorillard Tobacco nor Lorillard, Inc. was a defendant in these seven trials. In two of the seven trials, juries awarded actual damages and punitive damages. The punitive damages awards were $5 million in one of the cases and $25 million in the other. In two other trials, juries awarded only actual damages. In the three other trials, juries found in favor of the defendants that the plaintiffs were not former Engle class members.
Lorillard Tobacco is a defendant in a case that was initially certified as a nationwide class action involving “lights” cigarettes and that could result in a substantial verdict, if the class certification order is reinstated.
          Schwab v. Philip Morris USA, Inc., et al. (U.S. District Court, Eastern District, New York, filed May 11, 2004), was certified by a federal judge as a nationwide class action on behalf of individuals who purchased “light” cigarettes. Plaintiffs’ claims in Schwab are based on defendants’ alleged RICO violations in the manufacture, marketing and sale of “light” cigarettes. Plaintiffs have estimated damages to the class to be in the hundreds of billions of dollars. Any damages awarded to the plaintiffs based on defendants’ violation of the RICO statute would be multiplied by a factor of three. In March 2008, a federal court of appeals reversed the class certification ruling. Plaintiffs did not seek further review of this decision and the case has been returned to the Eastern District of New York for further proceedings. Schwab is one of a number of cases pending in federal courts that are the subject of a petition seeking the transfer and consolidation of certain purported “lights” class action cases into a specially constituted court for pretrial proceedings. As of July 27, 2009, the petition has not been decided by the Judicial Panel on Multidistrict Litigation before which it is pending. We cannot predict future activity in this case.
The verdict returned in the federal government’s reimbursement case, while not final, could impose significant financial burdens on us and adversely affect future sales and profits.
     In August 2006, a final judgment and remedial order was entered in United States of America v. Philip Morris USA, Inc., et al. (U.S. District Court, District of Columbia, filed September 22, 1999). The court based its final judgment and remedial order on the government’s only remaining claims, which were based on the defendants’ alleged violations of the Racketeering Influenced and Corrupt Organizations Act (“RICO”). Lorillard, Inc. is not a party to this matter, but Lorillard Tobacco is one of the defendants in the case. Although the verdict did not award monetary damages to the plaintiff, the final judgment and remedial order imposed a number of requirements on the defendants. Such requirements include, but are not limited to, corrective statements by defendants related to the health effects of smoking. The remedial order also would place certain prohibitions on the manner in which defendants market their cigarette products and would eliminate any use of “lights” or similar product descriptors. It is likely that the remedial order, including the prohibitions on the use of the descriptors relating to low tar cigarettes, will negatively affect our future sales and profits.
     In May 2009, a three judge panel of the Circuit Court of Appeals for the District of Columbia upheld substantially all of the District Court’s final judgment and remedial order. Defendants received a stay of the judgment and remedial order from the Court of Appeals that remains in effect while the appeal is pending. While trial was underway, the Court of Appeals ruled that plaintiff may not seek to recover profits earned by the defendants. Prior to trial, the government had claimed that it was entitled to approximately $280.0 billion from the defendants for its claim to recover profits earned by the defendants. In the most recent appeal, the government preserved its right to seek review of this claim by the United States Supreme Court, but the issue of recovery of profits was not considered. This issue may however be considered by the entire Court of Appeals or by the United States Supreme Court should either party or one or more intervenors in the case seek to appeal this decision further. The period for the parties or the intervenors to ask the Court of Appeals to reconsider its decision expires on July 31, 2009.
The regulation of cigarettes by the Food and Drug Administration may materially adversely affect our business.
     In June 2009, the U.S. Congress passed a bill signed into law by the President that grants the FDA authority to regulate tobacco products. The bill was supported by Philip Morris and opposed by us and Reynolds American Inc. The legislation will:
▪	establish a Tobacco Products Scientific Advisory Committee to evaluate the issues surrounding the use of menthol as a flavoring or ingredient in cigarettes within one year of such committee’s establishment;

▪	grant the FDA the regulatory authority to consider and impose broad additional restrictions through a rule making process, including a ban on the use of menthol in cigarettes;

▪	require larger and more severe health warnings on packs and cartons;

▪	ban the use of descriptors on tobacco products, such as “low tar” and “light”;

▪	require the disclosure of ingredients and additives to consumers;

▪	require pre-market approval by the FDA for claims made with respect to reduced risk or reduced exposure products;

▪	allow the FDA to require the reduction of nicotine or any other compound in cigarettes;

▪	allow the FDA to mandate the use of reduced risk technologies in conventional cigarettes;

▪	allow the FDA to place more severe restrictions on the advertising, marketing and sales of cigarettes; and

▪	permit inconsistent state regulation of the advertising or promotion of cigarettes and eliminate the existing federal preemption of such regulation.
     The legislation also would permit the FDA to ban menthol upon a finding that such prohibition would be appropriate for the public health. Any ban or material limitation on the use of menthol in cigarettes would materially adversely affect our results of operation, cash flows and financial condition. It is possible that such additional regulation, including regulation of menthol short of a ban thereof, could result in a decrease in cigarette sales in the United States (including sales of our brands) and increased costs to us, which may have a material adverse effect on our financial condition, results of operations, and cash flows. We believe that such regulation may adversely affect our ability to compete against our larger competitors, including Philip Morris, who may be able to more quickly and cost-effectively comply with these new rules and regulations.
Concerns that mentholated cigarettes may pose greater health risks could adversely affect our business.
     Some plaintiffs and other sources, including public health agencies, have claimed or expressed concerns that mentholated cigarettes may pose greater health risks than non-mentholated cigarettes, including concerns that menthol cigarettes may make it easier to start smoking and harder to quit. For example, in June 2008, seven former U.S. health secretaries criticized the bill then under consideration in the House of Representatives to grant the FDA the authority to regulate tobacco products and ban the use of characterizing flavors other than menthol in cigarettes. The former health secretaries argued that the menthol exemption discriminates against African-American smokers who often prefer menthol cigarettes and have higher rates of some smoking-related diseases. In the course of consideration of the bill by a committee of the House of Representatives in 2008, an amendment was offered and rejected which would have banned the use of menthol as an ingredient in cigarettes. The final bill passed by Congress and signed into law by the President in June 2009 includes a provision establishing a Tobacco Products Scientific Advisory Committee to evaluate issues surrounding the use of menthol as a flavoring or ingredient in cigarettes within one year of such Committee’s establishment. The legislation also would permit the FDA to ban menthol upon a finding that such prohibition would be appropriate for the public health. Prior to these developments, in 2002 the U.S. Department of Health and Human Services National Institutes of Health, Center for Disease Control and Prevention and National Cancer Institute and other public health agencies supported the First Conference on Menthol Cigarettes. The executive summary of the conference proceedings outlined “why it is important to study menthol cigarettes” and included statements that “menthol’s sensation of coolness might result in deeper inhalation” and “could contribute to increased uptake of inhaled tobacco constituents, including nicotine and cancer-causing agents...” In addition, the Center for Disease Control and Prevention has published a pamphlet titled “Pathways to Freedom, Winning the Fight Against Tobacco” that, under the heading “The Dangers of Menthol” states that “menthol can make it easier for a smoker to inhale deeply, which may allow more chemicals to enter the lungs. Menthol in cigarettes does not make smoking safer. In fact, menthol may even make things worse.” Since we are the leading manufacturer of mentholated cigarettes in the United States, we could face increased exposure to tobacco-related litigation as a result of such allegations. Even if such claims are unsubstantiated, increased concerns about the health impact of mentholated cigarettes could adversely affect our sales, including sales of Newport. Any ban or material limitation on the use of menthol in cigarettes would materially adversely affect our results of operation, cash flows and financial condition.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     In the second quarter of 2009, the Company repurchased the following number of shares of its common stock:

Approximate
			Total Number of	Dollar Value of
			Shares Purchased	Shares that
	Total	Average	as Part of	May Yet Be
	Number	Price	Publicly	Purchased
	of Shares	Paid per	Announced Plans	Under the Plans
(In millions, except for per share amounts)	Purchased	Share	or Programs	or Programs
April 1, 2009—April 30, 2009	—	—	—	$—
May 1, 2009—May 31, 2009	0.2	$67.41	0.2	$240
June 1, 2009—June 30, 2009	2.0	$67.69	2.0	$104

Total	2.2	$67.67	2.2	$104

          The shares repurchased were acquired under a share repurchase program authorized by the Board of Directors on May 21, 2009 for a maximum of $250 million. All repurchases were made in open market transactions. The Company records the repurchase of shares of common stock at cost based on the transaction date of the repurchase. As of July 28, 2009, we completed the $250 million share repurchase program with additional repurchases during July 2009 of approximately 1.5 million shares of our common stock at an additional cost of $104 million.
Item 3. Defaults Upon Senior Securities
          None.
Item 4. Submissions of Matters to a Vote of Security Holders
          The 2009 annual meeting of shareholders was held on May 21, 2009 in Greensboro, North Carolina to (i) to elect three Class I directors until the annual meeting of shareholders for 2012, and until their successors are duly elected and qualified; (ii) approve the Lorillard, Inc. 2008 Incentive Compensation Plan; and (iii) ratify the selection of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2009. A total of 136,706,001 of the 168,167,235 votes entitled to be cast at the meeting were present in person or by proxy. At the meeting shareholders elected the following Class I directors:

	Number of	Number of
Class I Director	Votes Cast For	Votes Withheld
Robert C. Almon	75,799,537	60,906,464
Kit D. Dietz	73,681,157	63,024,844
Nigel Travis	75,803,076	60,902,928
          In addition, the terms of office of the following directors continued after the meeting: Virgis W. Colbert, David E.R. Dangoor, Martin L. Orlowsky, Richard W. Roedel and David H. Taylor.
          The Lorillard, Inc. 2008 Incentive Compensation Plan was approved by our shareholders by the following vote: 133,192,549 shares cast for, 3,423,383 shares cast against and 90,069 shares abstained.
          The selection of Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2009 was ratified by our shareholders by the following vote: 134,292,532 shares cast for, 2,343,954 shares cast against and 69,515 shares abstained.

Item 5. Other Information
          None.
Item 6. Exhibits

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation of Lorillard, Inc., incorporated herein by reference to Exhibit 3.1 to Lorillard, Inc.’s Current Report on Form 8-K filed on June 12, 2008

3.2	Amended and Restated By-Laws of Lorillard, Inc., incorporated herein by reference to Exhibit 3.2 to Lorillard, Inc.’s Current Report on Form 8-K filed on June 12, 2008

3.3	Certificate of Amendment of Certificate of Incorporation of Lorillard Tobacco Company and Certificate of Incorporation of Lorillard Tobacco Company, incorporated herein by reference to Exhibit 3.3 to Lorillard, Inc.’s Registration Statement on Form S-3 (File No. 333-159902) filed on June 11, 2009

3.4	Bylaws of Lorillard Tobacco Company, incorporated herein by reference to Exhibit 3.4 to Lorillard, Inc.’s Registration Statement on Form S-3 (File No. 333-159902) filed on June 11, 2009

4.1	Specimen certificate for shares of common stock of Lorillard, Inc., incorporated herein by reference to Exhibit 4.1 to Lorillard, Inc.’s Registration Statement on Form S-4 (File No. 333-149051) filed on May 9, 2008

4.2	Indenture, dated June 23, 2009, among Lorillard Tobacco Company, Lorillard, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee, incorporated by reference to Exhibit 4.1 to Lorillard, Inc.’s Current Report on Form 8-K filed on June 23, 2009

4.3	First Supplemental Indenture, dated June 23, 2009, among Lorillard Tobacco Company, Lorillard, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee, incorporated by reference to Exhibit 4.2 to Lorillard, Inc.’s Current Report on Form 8-K filed on June 23, 2009

4.4	Form of 8.125% Senior Note due 2019 of Lorillard Tobacco Company, incorporated by reference to Exhibit 4.3 to Lorillard, Inc.’s Current Report on Form 8-K filed on June 23, 2009

4.5	Form of Guarantee Agreement of Lorillard, Inc. for the 8.125% Senior Notes due 2019 of Lorillard Tobacco Company, incorporated by reference to Exhibit 4.4 to Lorillard, Inc.’s Current Report on Form 8-K filed on June 23, 2009

10.1	Lorillard Tobacco Company Senior Executive Severance Plan, dated as of November 1, 2007, incorporated by reference to Exhibit 10.1 to Lorillard, Inc.’s Quarterly Report on Form 10-Q filed on May 5, 2009 †

10.2	Form of Restricted Stock Award Certificate, incorporated by reference to Exhibit 10.2 to Lorillard, Inc.’s Quarterly Report on Form 10-Q filed on May 5, 2009 †

11.1	Statement regarding computation of earnings per share (see note 7 to the consolidated condensed financial statements).*

31.1	Certification by the Chief Executive Officer of Lorillard, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) *

Exhibit
Number	Description

31.2	Certification by the Chief Financial Officer of Lorillard, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) *

32.1	Certification by the Chief Executive Officer and Chief Financial Officer of Lorillard, Inc. pursuant to 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002) **

101.INS	XBRL Instance Document **

101.SCH	XBRL Taxonomy Extension Schema Document **

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **

101.LAB	XBRL Taxonomy Extension Label Linkbase Document **

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **

*	Filed herewith.

**	Furnished herewith.

†	Management or compensatory plan or arrangement required to be filed pursuant to Item 601(b)(10) of Regulation S-K.

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: July 30, 2009

LORILLARD, INC.
By:	/s/ Martin L. Orlowsky
	Name:	Martin L. Orlowsky
	Title:	Chairman, President and Chief Executive Officer

By:	/s/ David H. Taylor
David H. Taylor
Director, Executive Vice President Finance and Planning and Chief Financial Officer