Form 10-Q
period 2009-09-30
LORILLARD, INC.
filed 2009-10-29
CIK 1424847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes     ☐       No     ☑

Class	Outstanding at October 23, 2009

Common stock, $0.01 par value	160,639,578 shares

Page No.
PART I. FINANCIAL INFORMATION	1

Item 1. Financial Statements	1

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	28

Item 3. Quantitative and Qualitative Disclosures about Market Risk	36

Item 4. Controls and Procedures	37

PART II. OTHER INFORMATION	37

Item 1. Legal Proceedings	37

Item 1A. Risk Factors	38

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	40

Item 3. Defaults Upon Senior Securities	40

Item 4. Submissions of Matters to a Vote of Security Holders	40

Item 5. Other Information	41

Item 6. Exhibits	41

SIGNATURES	S-1
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.
LORILLARD, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS

	September 30,	December 31,
(In millions, except share and per share data)	2009	2008
	(Unaudited)
Assets:
Cash and cash equivalents	$1,514	$1,191
Accounts receivable, less allowances of $3 and $2	13	7
Other receivables	25	55
Inventories	297	255
Deferred income taxes	456	454
Other current assets	79	—

Total current assets	2,384	1,962
Plant and equipment	231	218
Prepaid pension assets	38	36
Deferred income taxes	64	71
Other assets	44	34

Total assets	$2,761	$2,321

Liabilities and Shareholders’ Equity:
Accounts and drafts payable	$18	$30
Accrued liabilities	306	255
Settlement costs	884	974
Income taxes	9	14

Total current liabilities	1,217	1,273
Long-term debt	751	—
Postretirement pension, medical and life insurance benefits	312	317
Other liabilities	100	100

Total liabilities	2,380	1,690

Commitments and Contingent Liabilities
Shareholders’ Equity:
Preferred stock, $0.01 par value, authorized 10 million shares	—	—
Common stock:
Authorized—600 million shares; par value $0.01 per share
Issued—174 million and 174 million shares
Outstanding—161 million and 174 million shares	2	2
Additional paid-in capital	232	222
Earnings retained in the business	1,198	965
Accumulated other comprehensive loss	(149)	(158)

	1,283	1,031
Treasury shares at cost, 13 million and 6 million shares	(902)	(400)

Total shareholders’ equity	381	631

Total liabilities and shareholders’ equity	$2,761	$2,321

See Notes to Consolidated Condensed Financial Statements

LORILLARD, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except per share data)	2009	2008	2009	2008
Net sales (including excise taxes of $466, $189, $1,101 and $536, respectively)	$1,419	$1,125	$3,855	$3,116
Cost of sales	931	655	2,430	1,839

Gross profit	488	470	1,425	1,277
Selling, general and administrative	96	88	282	276

Operating income	392	382	1,143	1,001
Investment income	1	5	4	20
Interest expense	(15)	(1)	(18)	(2)

Income before income taxes	378	386	1,129	1,019
Income taxes	143	149	423	390

Net income	$235	$237	$706	$629

Earnings per share:
Basic	$1.44	$1.38	$4.24	$3.63
Diluted	$1.44	$1.38	$4.24	$3.62

Weighted average number of shares outstanding:
Basic	163.58	172.37	166.42	173.40
Diluted	163.72	172.49	166.55	173.53

See Notes to Consolidated Condensed Financial Statements

LORILLARD, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)

			Additional	Earnings	Accumulated		Total
	Comprehensive	Common	Paid-in	Retained in	Other	Treasury	Shareholders’
	Income	Stock	Capital	the Business	Comprehensive Loss	Shares	Equity
				(In millions)
Balance January 1, 2008, as previously reported		$—	$219	$882	$(88)	$—		$1,013

Par value adjustment, Lorillard common stock — 1.7 million to 1 stock split		2	(2)					—

Balance, January 1, 2008, as adjusted		2	217	882	(88)		—	1,013
Comprehensive income:
Net income	$629			629				629
Other comprehensive gains, pension liability	3				3			3

Comprehensive income	$632

Dividends paid				(649)				(649)
Shares repurchased							(274)	(274)
Share-based compensation			3					3

Balance, September 30, 2008		$2	$220	$862	$(85)		$(274)	$725

Balance, January 1, 2009		$2	$222	$965	$(158)		$(400)	$631

Comprehensive income:
Net income	$706			706				706
Other comprehensive gains, pension liability	9				9			9

Comprehensive income	$715

Dividends paid				(473)				(473)
Shares repurchased							(502)	(502)
Share-based compensation			10					10

Balance, September 30, 2009		$2	$232	$1,198	$(149)		$(902)	$381

See Notes to Consolidated Condensed Financial Statements

LORILLARD, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,
(In millions)	2009	2008
Cash flows from operating activities:
Net income	$706	$629
Adjustments to reconcile net cash provided by (used in) operating activities :
Depreciation and amortization	25	25
Deferred income taxes	—	84
Share-based compensation	4	2
Changes in operating assets and liabilities:
Accounts receivable	23	(13)
Inventories	(42)	(38)
Accounts payable and accrued liabilities	38	12
Settlement costs	(89)	(24)
Income taxes	(84)	56
Other assets	4	5
Postretirement health and life insurance benefits	(10)	(8)
Other	10	(2)

Net cash provided by operating activities	585	728

Cash flows from investing activities:
Purchases of investments	—	(800)
Proceeds from maturities of investments	—	500
Proceeds from sales of investments	—	528
Additions to plant and equipment	(39)	(35)

Net cash (used in)/provided by investing activities	(39)	193

Cash flows from financing activities:
Dividends paid	(473)	(649)
Shares repurchased	(502)	(274)
Proceeds from issuance of long-term debt	750	—
Debt issuance costs	(5)	—
Excess tax benefits from share-based arrangements	7	—

Net cash used in financing activities	(223)	(923)

Change in cash and cash equivalents	323	(2)
Cash and cash equivalents, beginning of year	1,191	1,210

Cash and cash equivalents, end of period	$1,514	$1,208

Cash paid for income taxes	$478	$266

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
     On May 7, 2008, the Company amended its certificate of incorporation to effect a 1,739,234.29 for 1 stock split of its 100 shares of common stock then outstanding. All common share and per share information has been retroactively adjusted for the periods presented.
     On June 10, 2008, Loews Corporation (“Loews”) distributed 108,478,429 shares of common stock of the Company in exchange for and in redemption of all 108,478,429 outstanding shares of Loews’ Carolina Group stock, as described in the Registration Statement (File No. 333-149051) on Form S-4 filed with the Securities and Exchange Commission (the “SEC”) under the Securities act of 1933, as amended (the “Separation”). Pursuant to the terms of the Exchange Offer, described in the Registration Statement, on June 16, 2008, Loews accepted 93,492,857 shares of Loews common stock in exchange for 65,445,000 shares of the Company’s common stock. As a result of such distributions, Loews ceased to own any equity interest in the Company and the Company became an independent publicly held company.
     Prior to the Separation, Lorillard was included in the Loews consolidated federal income tax return, and federal income tax liabilities were included on the balance sheet of Loews. Under the terms of the pre-Separation Tax Allocation Agreement between Lorillard and Loews, the Company made payments to, or was reimbursed by, Loews for the tax effects resulting from its inclusion in Loews’ consolidated federal income tax return. As of September 30, 2009, Loews reimbursed Lorillard $14 million related to pre-Separation tax benefits and payments.
     Basis of Presentation. The accompanying unaudited consolidated condensed financial statements reflect all adjustments necessary to present fairly the financial position as of September 30, 2009 and December 31, 2008 and the consolidated income, shareholders’ equity and cash flows for the three and nine months ended September 30, 2009 and 2008.
     Results of operations for the three months and nine months for each of the years reported herein are not necessarily indicative of results of operations of the entire year.
     These consolidated condensed financial statements should be read in conjunction with the Consolidated Financial Statements and related Notes to Consolidated Financial Statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the SEC on March 2, 2009 and, as amended, in the Company’s Current Report on Form 8-K, filed with the SEC on June 11, 2009.
     In September 2009, the unaudited consolidated condensed statements of income for the three and nine months ended September 30, 2008 were revised by an immaterial amount from the consolidated condensed statements of income for the three and nine months ended September 30, 2008 filed with the SEC on November 4, 2008. The revised amounts include reclassifications of $2 million and $5 million from selling, general and administrative expense to cost of sales to more accurately reflect manufacturing costs for the three and nine month periods, respectively. There was no impact on operating income or net income.

     The immaterial change also impacted the unaudited condensed consolidating statements of income for the three and nine months ended September 30, 2008. The reclassification occurred on the Issuer’s statements of income in the amounts stated above.
     Recently adopted accounting pronouncements. Lorillard adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 105 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” and FASB Accounting Standards Update (“ASU”) 2009-01 “Topic 105—Generally Accepted Accounting Principles—amendments based on Statement of Financial Accounting Standards No. 168—The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.” The Codification is the sole source of authoritative GAAP for nongovernmental entities and includes applicable SEC rules as sources of authoritative GAAP for SEC registrants. The effective date is for interim and annual periods ending after September 15, 2009.
     Lorillard adopted FASB ASC Paragraph 260-10-45-60 “Participating Securities and the Two-Class Method.” ASC 260-10-45-60 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share. This interpretation was effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years. The adoption of ASC 260-10-45-60 did not have a material impact on Lorillard’s financial position or results of operations.
     Lorillard adopted FASB ASC Topic 808 “Collaborative Arrangements.” ASC 808 defines a collaborative arrangement as an arrangement where the parties are active participants and have exposure to significant risks. Transactions with third parties should be classified in the financial statements in the appropriate category according to ASC Subtopic 605-45 “Principal Agent Considerations.” Payments between the partners of the collaborative agreement should be categorized based on the terms of the agreement, business operations and authoritative literature. ASC 808 was effective for fiscal years beginning after December 15, 2008. The adoption of ASC 808 did not have a material impact on Lorillard’s financial position or results of operations.
     Lorillard adopted FASB ASC Section 815-10-50 “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133.” ASC 815-10-50 requires qualitative disclosures about the objectives and strategies for using derivatives; quantitative data about the fair value of, and gains and losses on, derivative contracts; and details of credit-risk-related contingent features in hedged positions. ASC 815-10-50 also requires enhanced disclosure around derivative instruments in financial statements accounted for under ASC Subtopic 815-20, “Accounting for Derivative Instruments and Hedging Activities,” and how hedges affect an entity’s financial position, financial performance and cash flows. ASC 815-10-50 was effective for fiscal years and interim periods beginning after November 15, 2008. Lorillard adopted ASC 815-10-50 in September 2009. See Note 8 for additional information on derivatives.
     Lorillard adopted FASB ASC Topic 820 “Fair Value Measurements and Disclosures” on January 1, 2008, utilizing the one year deferral that was granted for the implementation of ASC 820 for all nonrecurring fair value measurements of non-financial assets and liabilities. The one year deferral expired on January 1, 2009. ASC 820 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The adoption of ASC 820 did not have a material impact on Lorillard’s financial position or results of operations.
     Lorillard adopted FASB ASC Section 820-10-35 “Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active.” ASC 820-10-35 clarifies the application of ASC 820 (described above) in a market that is not active. The effective date for ASC 820-10-35 was October 10, 2008. The adoption of ASC 820-10-35 did not have a material impact on Lorillard’s financial position or results of operations.
     Lorillard adopted FASB ASC Section 820-10-65 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” ASC 820-10-65 includes factors for evaluating if a market has a significant decrease in the volume and level of activity. If there has been a decrease, then the entity must do further analysis of the transactions or quoted prices to determine if the transactions were orderly. The entity cannot ignore available information and should apply appropriate risk adjustments in the fair value calculation. The effective date was for interim periods ending after June 15, 2009. The adoption of ASC 820-10-65 did not have a material impact on Lorillard’s financial position or results of operations.
     Lorillard adopted FASB ASC Section 825-10-65 “Interim Disclosures about Fair Value of Financial Instruments.” ASC 825-10-65 requires interim disclosures on the fair value of financial instruments. The effective date was for interim periods ending after June 15, 2009. The adoption of ASC 825-10-65 did not have a material impact on Lorillard’s financial position or results of operations.
     Lorillard adopted FASB ASC Topic 855 “Subsequent Events,” which sets forth (1) the period after the balance sheet date during which management of a reporting entity shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements and (3) the disclosures that an entity shall make about events or transactions that occurred after the balance sheet date. ASC 855 applies to the accounting for and disclosure of subsequent events not addressed in other applicable generally accepted accounting principles (GAAP). ASC 855 was effective for financial statements issued for interim periods and fiscal years ending after June 15, 2009. The adoption of ASC 855 did not have a material impact on Lorillard’s financial position or results of operations. Lorillard has evaluated subsequent events through October 29, 2009, the date the consolidated condensed financial statements were issued.
     Lorillard adopted FASB ASU 2009-02 “Omnibus Update—Amendments to Various Topics for Technical Corrections,” which made multiple technical corrections to the FASB Accounting Standards Codification. ASU 2009-02 did not have a material impact on Lorillard’s financial position or results of operations.
     Lorillard adopted FASB ASU 2009-03 “SEC Update—Amendments to Various Topics Containing SEC Staff Accounting Bulletins.” ASU 2009-03 contains various technical corrections to the Accounting Standards Codification for the SEC sections. ASU 2009-03 did not have a material impact on Lorillard’s financial position or results of operations.
     Lorillard adopted FASB ASU 2009-05 “Fair Value Measurements and Disclosures (Topic 820)—Measuring Liabilities at Fair Value.” Fair value of liabilities is defined as a price in an orderly transaction between market participants, but often liabilities are not transferred in the market due to significant restrictions. If a quoted price in an active market is available, it should be used and disclosed as a level 1 valuation. When that is not available, an entity can use either a) the quoted price of an identical liability when traded as an asset in an active or inactive market, b) the quoted price for similar liabilities traded as assets in an active market or c) a valuation technique, such as the income or present value approaches. No adjustments should be made for the existence of contractual restrictions that prevent transfer. The update is effective for the first period after the issue date of August 2009. ASU 2009-05 did not have a material impact on Lorillard’s financial position or results of operations.
     Lorillard adopted FASB ASU 2009-07 “Accounting for Various Topics—Technical Corrections to SEC Paragraphs (SEC Update).” ASU 2009-07 contains various technical corrections to the Accounting Standards Codification for the SEC sections. ASU 2009-07 did not have a material impact on Lorillard’s financial position or results of operations.
     Accounting pronouncements not yet adopted. Lorillard is evaluating FASB ASC Section 718-10-35 “Employers’ Disclosures about Postretirement Benefit Plan Assets.” ASC 718-10-35 requires disclosure of investment policies and strategies in narrative form. ASC 718-10-35 also requires employer disclosure on the fair value of plan assets, including (a) the level in the fair value hierarchy, (b) a reconciliation of beginning and ending fair value balances for Level 3 assets and (c) information on inputs and valuation techniques.
     Lorillard is evaluating FASB ASU 2009-12 “Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent).” ASU 2009-12 states that if an entity is able to redeem the investment with the investee at the net asset value (NAV) per share, the investment is a level 2 measurement. If the investment can not be redeemed at NAV, then it is a level 3 measurement. If there is a length of time before the entity can redeem the investment at NAV, the time period should be factored into the decision of whether it is a level 2 or 3 measurement. The disclosures, by major asset category, should include a) the fair value of the investments and significant investment strategies, b) an estimate of the period over which the investee may liquidate the underlying investments, c) the amount of unfunded commitments, d) a description of redemption terms and conditions and e) the circumstances for when an investment might not be redeemable.
2. Inventories
     Inventories are valued at the lower of cost, determined on a last-in, first-out (“LIFO”) basis, or market and consisted of the following:

	September 30,	December 31,
	2009	2008
	(In millions)
Leaf tobacco	$232	$208
Manufactured stock	60	42
Material and supplies	5	5

	$297	$255

     If the average cost method of accounting was used, inventories would be greater by approximately $180 and $155 million at September 30, 2009 and December 31, 2008, respectively.
3. Plant and Equipment
     Plant and equipment is stated at cost and consisted of the following:

	September 30,	December 31,
	2009	2008
	(In millions)
Land	$3	$3
Buildings	87	87
Equipment	554	532

Total	644	622
Accumulated depreciation	(413)	(404)

Plant and equipment, net	$231	$218

4. Other Assets
     Other assets were as follows:

	September 30,	December 31,
	2009	2008
	(In millions)
Other investments	$15	$15
Restricted cash	13	13
Debt issuance costs	6	—
Interest Rate Swaps	1	—
Other prepaid assets	9	6

Total	$44	$34

5. Accrued Liabilities
     Accrued liabilities were as follows:

	September 30,	December 31,
	2009	2008
	(In millions)
Legal fees	$27	$21
Salaries and other compensation	20	21
Medical and other employee benefit plans	27	27
Consumer rebates	102	62
Sales promotion	20	23
Excise and other taxes	33	56
Other accrued liabilities	77	45

Total	$306	$255

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
     Assets and liabilities measured at fair value on a recurring basis as of September 30, 2009, were as follows:

	Level 1	Level 2	Level 3	Total
	(In millions)
Cash and Cash Equivalents:
Treasury money market funds	$4	$—	$—	$4
Government money market funds	104	—	—	104
Prime money market funds	1,406	—	—	1,406

Total cash and cash equivalents	$1,514	$—	$—	$1,514

Long Term Debt:
Senior notes	$852	$—	$—	$852

Total long term debt	$852	$—	$—	$852

Derivative Instruments:
Interest Rate Swaps — Fixed to Floating Rate	$—	$1	$—	$1

Total derivative instruments	$—	$1	$—	$1

     The fair value of the money market funds and senior notes, both classified as Level 1, utilized quoted prices in active markets.
     The fair value of the interest rate swaps, classified as Level 2, utilized a market approach model using the notional amount of the interest rate swap multiplied by the observable inputs of time to maturity and market interest rates. See note 8 for additional information on the interest rate swaps.
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
     In September 2009, Lorillard Tobacco entered into interest rate swap agreements, which the Company guaranteed, with a notional amount of $750 million to modify its exposure to interest rate risk by converting the interest rate payable on the Notes from a fixed rate to a floating rate based on LIBOR. See note 8 for additional information on the interest rate swap agreements.
     Upon the occurrence of a change of control triggering event, Lorillard Tobacco will be required to make an offer to repurchase the Notes at a price equal to 101% of the aggregate principal amount of the Notes, plus accrued interest. A “change of control triggering event” occurs when there is both a “change of control” (as defined in the Supplemental Indenture) and the Notes cease to be rated investment grade by both Moody’s and S&P within 60 days of the occurrence of a change of control or public announcement of the intention to effect a change of control. The Notes are not entitled to any sinking fund and are not redeemable prior to maturity. The Notes contain covenants that restrict liens and sale and leaseback transactions, subject to a limited exception. At September 30, 2009, the carrying value of the Notes was $751 million and the fair value was $852 million. The fair value of the Notes was based on market pricing. The net proceeds from the Notes will be used for general corporate purposes that may include, among other things, the repurchase, redemption or retirement of securities including our common stock, additions to working capital and capital expenditures.
8. Derivative Instruments
     In September 2009, Lorillard Tobacco entered into interest rate swap agreements, which the Company guaranteed, with a total notional amount of $750 million to modify its exposure to interest rate risk by converting the interest rate payable on the Notes from a fixed rate to a floating rate. Under the agreements, Lorillard Tobacco receives interest based on a fixed rate of 8.125% and pays interest based on a floating one-month LIBOR rate plus a spread of 4.625%. As of September 30, 2009, the variable rate was 4.871%. The agreements expire in June 2019. The interest rate swap agreements qualify for hedge accounting, in accordance with ASC 815-20, and were designated as fair value hedges. Under the swap agreements, Lorillard Tobacco receives a fixed rate settlement and pays a variable rate settlement with the difference recorded in interest expense. That difference reduced interest expense by an immaterial amount for the three months ended September 2009.
     For derivatives designated as fair value hedges, which relate entirely to hedges of debt, changes in the fair value of the derivatives are recorded in Other Assets or Other Liabilities with an offsetting adjustment to the carrying amount of the hedged debt. At September 30, 2009, such adjustments increased the carrying amount of debt outstanding by $1 million and increased Other Assets by $1 million in the consolidated condensed balance sheet.
     If our debt rating is downgraded below Ba2 by Moody’s or BB by S&P, the swap agreements will terminate and we will be required to cash settle them before their expiration date.

9. Consolidating Financial Information
     In June 2009, Lorillard Tobacco issued Notes (see Note 7 for description of the Notes), which are unconditionally guaranteed by the Company, as primary obligor, for the payment and performance of Lorillard Tobacco’s obligation in connection therewith.
     The following sets forth the condensed consolidating balance sheets as of September 30, 2009 and December 31, 2008, condensed consolidating statements of income for the three and nine months ended September 30, 2009 and 2008, and condensed consolidating statements of cash flows for the nine months ended September 30, 2009 and 2008 for the Company as parent guarantor (herein referred to as “Parent”), Lorillard Tobacco (herein referred to as “Issuer”) and all other non-guarantor subsidiaries of the Company and Lorillard Tobacco. These condensed consolidating financial statements were prepared in accordance with Rule 3-10 of SEC Regulation S-X, “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered.” Lorillard accounts for investments in these subsidiaries under the equity method of accounting.
     In September 2009, the unaudited condensed consolidating statements of income for the three and nine months ended September 30, 2008 were revised by an immaterial amount. The revised amounts include reclassifications of $2 million and $5 million from selling, general and administrative expense to cost of sales to more accurately reflect manufacturing costs for the three and nine month periods, respectively, on the Issuer’s statements of income. There was no impact on operating income or net income.
     The unaudited condensed consolidated statement of cash flows for the nine months ended September 30, 2009 includes immaterial reclassifications of amounts previously disclosed for the three months ended March 31, 2009 and the six months ended June 30, 2009 for dividends paid from investing cash flows to financing cash flows and return of capital from financing cash flows to investing cash flows. These immaterial reclassifications did not impact operating cash flows for any consolidating entity and had no impact on the consolidated statement of cash flows.

Condensed Consolidating Balance Sheets
September 30, 2009
(In millions)
(Unaudited)

			All	Total
			Other	Consolidating
	Parent	Issuer	Subsidiaries	Adjustments	Consolidated

Assets:
Cash and cash equivalents	$284	$788	$442	$—	$1,514
Accounts receivable, less allowances of $3	—	13	—	—	13
Other receivables	—	25	—	—	25
Inventories	—	297	—	—	297
Deferred income taxes	—	456	—	—	456
Other current assets	—	79	—	—	79

Total current assets	284	1,658	442	—	2,384
Investment in subsidiaries	118	482	—	(600)	—
Plant and equipment	—	231	—	—	231
Prepaid pension assets	—	38	—	—	38
Deferred income taxes	(5)	64	5	—	64
Other assets	—	29	15	—	44

Total assets	$397	$2,502	$462	$(600)	$2,761

Liabilities and Shareholders’ Equity:
Accounts and drafts payable	$—	$18	$—	$—	$18
Accrued liabilities	16	345	(55)	—	306
Settlement costs	—	884	—	—	884
Income taxes	—	5	4	—	9

Total current liabilities	16	1,252	(51)	—	1,217

Long-term debt	—	751	—	—	751
Postretirement pension, medical and life insurance benefits	—	312	—	—	312
Other liabilities	—	87	13	—	100

Total liabilities	16	2,402	(38)	—	2,380

Shareholders’ Equity:
Common stock	2	—	—	—	2
Additional paid-in capital	232	273	214	(487)	232
Earnings retained in the business	1,198	(24)	286	(262)	1,198
Accumulated other comprehensive loss	(149)	(149)	—	149	(149)

	1,283	100	500	(600)	1,283

Treasury stock	(902)	—	—	—	(902)

Total shareholders’ equity	381	100	500	(600)	381

Total liabilities and shareholders’ equity	$397	$2,502	$462	$(600)	$2,761

Condensed Consolidating Balance Sheets
December 31, 2008
(In millions)

			All	Total
			Other	Consolidating
	Parent	Issuer	Subsidiaries	Adjustments	Consolidated

Assets:
Cash and cash equivalents	$19	$565	$607	$—	$1,191
Accounts receivable, less allowances of $2	—	7	—	—	7
Other receivables	—	53	2	—	55
Inventories	—	255	—	—	255
Deferred income taxes	—	454	—	—	454

Total current assets	19	1,334	609	—	1,962
Investment in subsidiaries	617	641	—	(1,258)	—
Plant and equipment	—	218	—	—	218
Prepaid pension assets	—	36	—	—	36
Deferred income taxes	(5)	71	5	—	71
Other assets	—	19	15	—	34

Total assets	$631	$2,319	$629	$(1,258)	$2,321

Liabilities and Shareholders’ Equity:
Accounts and drafts payable	$—	$30	$—	$—	$30
Accrued liabilities	—	304	(49)	—	255
Settlement costs	—	974	—	—	974
Income taxes	—	14	—	—	14

Total current liabilities	—	1,322	(49)	—	1,273

Postretirement pension, medical and life insurance benefits	—	317	—	—	317
Other liabilities	—	82	18	—	100

Total liabilities	—	1,721	(31)	—	1,690

Shareholders’ Equity:
Common stock	2	—	—	—	2
Additional paid-in capital	222	263	315	(578)	222
Earnings retained in the business	965	493	345	(838)	965
Accumulated other comprehensive loss	(158)	(158)	—	158	(158)

	1,031	598	660	(1,258)	1,031

Treasury shares	(400)	—	—	—	(400)

Total shareholders’ equity	631	598	660	(1,258)	631

Total liabilities and shareholders’ equity	$631	$2,319	$629	$(1,258)	$2,321

Condensed Consolidating Statements of Income
For the Three Months Ended September 30, 2009
(In millions)
(Unaudited)

			All	Total
			Other	Consolidating
	Parent	Issuer	Subsidiaries	Adjustments	Consolidated

Net sales (including excise taxes of $466)	$—	$1,419	$—	$—	$1,419
Cost of sales	—	931	—	—	931

Gross profit	—	488	—	—	488
Selling, general and administrative (1)	—	253	(157)	—	96

Operating income	—	235	157	—	392
Investment income	—	1	—	—	1
Interest expense	—	(15)	—	—	(15)

Income before taxes	—	221	157	—	378
Income taxes	—	86	57	—	143

Equity in earnings of subsidiaries	235	100	—	(335)	—

Net income	$235	$235	$100	$(335)	$235

(1)	Includes intercompany royalties between Issuer and other subsidiaries of a corresponding amount.
Condensed Consolidating Statements of Income
For the Nine Months Ended September 30, 2009
(In millions)
(Unaudited)

			All	Total
			Other	Consolidating
	Parent	Issuer	Subsidiaries	Adjustments	Consolidated

Net sales (including excise taxes of $1,101)	$—	$3,855	$—	$—	$3,855
Cost of sales	—	2,430	—	—	2,430

Gross profit	—	1,425	—	—	1,425
Selling, general and administrative (1)	1	735	(454)	—	282

Operating income	(1)	690	454	—	1,143
Investment income	—	3	1	—	4
Interest expense	—	(17)	(1)	—	(18)

Income before taxes	(1)	676	454	—	1,129
Income taxes	—	258	165	—	423

Equity in earnings of subsidiaries	707	289	—	(996)	—

Net income	$706	$707	$289	$(996)	$706

(1)	Includes intercompany royalties between Issuer and other subsidiaries of a corresponding amount.

Condensed Consolidating Statements of Income
For the Three Months Ended September 30, 2008
(In millions)
(Unaudited)

			All	Total
			Other	Consolidating
	Parent	Issuer	Subsidiaries	Adjustments	Consolidated

Net sales (including excise taxes of $189)	$—	$1,125	$—	$—	$1,125
Cost of sales	—	655	—	—	655

Gross profit	—	470	—	—	470
Selling, general and administrative (1)	—	240	(152)	—	88

Operating income	—	230	152	—	382
Investment income	1	3	1	—	5
Interest expense	—	(1)	—	—	(1)

Income before taxes	1	232	153	—	386
Income taxes	1	93	55	—	149

Equity in earnings of subsidiaries	237	98	—	$(335)	—

Net income	$237	$237	$98	$(335)	$237

(1)	Includes intercompany royalties between Issuer and other subsidiaries of a corresponding amount.
Condensed Consolidating Statements of Income
For the Nine Months Ended September 30, 2008
(In millions)
(Unaudited)

			All	Total
			Other	Consolidating
	Parent	Issuer	Subsidiaries	Adjustments	Consolidated

Net sales (including excise taxes of $536)	$—	$3,116	$—	$—	$3,116
Cost of sales	—	1,839	—	—	1,839

Gross profit	—	1,277	—	—	1,277
Selling, general and administrative (1)	—	702	(426)	—	276

Operating income	—	575	426	—	1,001
Investment income	1	10	9	—	20
Interest expense	—	(1)	(1)	—	(2)

Income before taxes	1	584	434	—	1,019
Income taxes	(1)	234	157	—	390

Equity in earnings of subsidiaries	627	277	—	(904)	—

Net income	$629	$627	$277	$(904)	$629

(1)	Includes intercompany royalties between Issuer and other subsidiaries of a corresponding amount.

Condensed Consolidating Statements of Cash Flows
For the Nine Months Ended September 30, 2009
(In millions)
(Unaudited)

			All	Total
			Other	Consolidating
	Parent	Issuer	Subsidiaries	Adjustments	Consolidated

Cash flows from operating activities:
Net income	$706	$707	$289	$(996)	$706
Adjustments to reconcile net income to net cash provided by operating activities:
Equity income from subsidiaries	(707)	(289)	—	996	—
Depreciation and amortization	—	25	—	—	25
Deferred income taxes	—	(3)	3	—	—
Share-based compensation	—	4	—	—	4
Changes in operating assets and liabilities:
Accounts receivable	—	23	—	—	23
Inventories	—	(42)	—	—	(42)
Accounts payable and accrued liabilities	17	27	(6)	—	38
Settlement costs	—	(89)	—	—	(89)
Income taxes	—	(84)	—	—	(84)
Other assets	—	4	—	—	4
Postretirement health and life benefits	—	(10)	—	—	(10)
Other	—	10	—	—	10
Return on investment in subsidiaries	1,224	350	—	(1,574)	—

Net cash provided by (used in) operating activities	1,240	633	286	(1,574)	585

Cash flows from investing activities:
Return of capital	—	100	—	(100)	—
Additions to plant and equipment	—	(39)	—	—	(39)

Net cash provided by (used in) investing activities	—	61	—	(100)	(39)

Cash flows from financing activities:
Dividends paid	(473)	(1,224)	(450)	1,674	(473)
Shares repurchased	(502)	—	—	—	(502)
Proceeds from issuance of long-term debt	—	750	—	—	750
Debt issuance costs	—	(5)	—	—	(5)
Excess tax benefits from share-based arrangements	—	7	—	—	7

Net cash provided by (used in) financing activities	(975)	(472)	(450)	1,674	(223)

Change in cash and cash equivalents	265	222	(164)	—	323
Cash and cash equivalents, beginning of year	19	566	606	—	1,191

Cash and cash equivalents, end of period	$284	$788	$442	$—	$1,514

Condensed Consolidating Statements of Cash Flows
For the Nine Months Ended September 30, 2008
(In millions)
(Unaudited)

			All	Total
			Other	Consolidating
	Parent	Issuer	Subsidiaries	Adjustments	Consolidated

Cash flows from operating activities:
Net income	$629	$627	$277	$(904)	$629
Adjustments to reconcile net income to net cash provided by operating activities:
Equity income from subsidiaries	(627)	(277)	—	904	—
Depreciation and amortization	—	25	—	—	25
Deferred income taxes	(1)	85	—	—	84
Share-based compensation	—	2	—	—	2
Investment income	—	—	—	—	—
Changes in operating assets and liabilities:
Accounts receivable	—	(13)	—	—	(13)
Inventories	—	(38)	—	—	(38)
Accounts payable and accrued liabilities	32	(10)	(10)	—	12
Settlement costs	—	(24)	—	—	(24)
Income taxes	—	44	12	—	56
Other assets	—	5	—	—	5
Postretirement health and life benefits	—	(8)	—	—	(8)
Other	—	(2)	—	—	(2)
Return on investment in subsidiaries	1,001	580	—	(1,581)	—

Net cash provided by (used in) operating activities	1,034	996	279	(1,581)	728

Cash flows from investing activities:
Purchases of investments	—	(550)	(250)	—	(800)
Proceeds from maturities of investments	—	500	—	—	500
Proceeds from sales of investments	—	48	480	—	528
Return of capital	—	150	—	(150)	—
Additions to plant and equipment	—	(35)	—	—	(35)

Net cash provided by investing activities	—	113	230	(150)	193

Cash flows from financing activities:
Dividends paid	(649)	(1,001)	(730)	1,731	(649)
Shares repurchased	(274)	—	—	—	(274)

Net cash used in financing activities	(923)	(1,001)	(730)	1,731	(923)

Change in cash and cash equivalents	111	108	(221)	—	(2)
Cash and cash equivalents, beginning of year	64	416	730	—	1,210

Cash and cash equivalents, end of period	$175	$524	$509	$—	$1,208

10. Earnings Per Share
     Basic and diluted earnings per share (“EPS”) were calculated using the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
		(In millions)
Net Income	$235	$237	$706	$629

Weighted Average Shares Outstanding — Basic	163.58	172.37	166.42	173.40
Stock Options and Stock Appreciation Rights	0.14	0.12	0.13	0.13

Weighted Average Shares Outstanding — Diluted	163.72	172.49	166.55	173.53

     Options to purchase 0.6 million shares of common stock were excluded from the diluted earnings per share calculation because their effect would be anti-dilutive for the quarter ended September 30, 2009.
     Loews distributed its interest in the Company to holders of Loews’ Carolina Group stock and Loews’ common stock in a series of transactions which were completed on June 10, 2008 and June 16, 2008, respectively. The Company had 173,923,429 shares outstanding as of the Separation from Loews.
11. Benefit Plans
     Lorillard has defined benefit pension, postretirement benefits, profit sharing and savings plans for eligible employees.
     Net periodic benefit cost components were as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
Pension Benefits	2009	2008	2009	2008
		(In millions)
Service cost	$4	$4	$12	$13
Interest cost	14	14	42	41
Expected return on plan assets	(15)	(17)	(45)	(53)
Amortization of net loss	4	—	11	—
Amortization of prior service cost	1	1	4	4

Net periodic benefit cost	$8	$2	$24	$5

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Other Postretirement Benefits	2009	2008	2009	2008
		(In millions)
Service cost	$1	$1	$3	$3
Interest cost	3	3	9	9
Amortization of net loss	—	(1)	(1)	(1)

Net periodic benefit cost	$4	$3	$11	$11

12. Share Repurchase Program
     On July 27, 2009, Lorillard, Inc. announced that its Board of Directors had approved an additional share repurchase program authorizing the Company to repurchase in the aggregate up to $750 million of its outstanding common stock. Purchases by the Company under this program may be made from time to time at prevailing market prices in open market purchases, privately negotiated transactions, block purchases or otherwise, as determined by the Company’s management. The repurchases will be funded from existing cash balances, including proceeds from the Company’s June 2009 issuance of the Notes (see Note 7 for a description of the Notes).
     This program does not obligate the Company to acquire any particular amount of common stock. The timing, frequency and amount of repurchase activity will depend on a variety of factors such as levels of cash generation from operations, cash requirements for investment in the Company’s business, current stock price, market conditions and other factors. The share repurchase program may be suspended, modified or discontinued at any time and has no set expiration date. During the third quarter, the Company repurchased approximately 4.9 million shares of its common stock at an average price of $72.12 per share, for a total of $356 million. This share repurchase program follows on the prior authorizations by the Board on July 9, 2008 to repurchase in the aggregate up to $400 million of its outstanding common stock, which was completed on October 10, 2008 and on May 21, 2009 to repurchase in the aggregate up to $250 million, which was completed on July 28, 2009.
13. Legal Proceedings
Tobacco-Related Product Liability Litigation
As of October 26, 2009, approximately 6,850 product liability cases are pending against cigarette manufacturers in the United States. Lorillard Tobacco is a defendant in approximately 5,910 of these cases. Lorillard, Inc. is a co-defendant in approximately 710 cases. Approximately 3,215 of these lawsuits are Engle Progeny Cases, described below, in which the claims of approximately 8,600 individual plaintiffs are asserted.
     The pending product liability cases are composed of the following types of cases:
     Conventional Product Liability Cases. Conventional Product Liability Cases are brought by individuals who allege cancer or other health effects caused by smoking cigarettes, by using smokeless tobacco products, by addiction to tobacco, or by exposure to environmental tobacco smoke. As of October 26, 2009, approximately 150 cases are pending against cigarette manufacturers, including approximately 35 cases against Lorillard Tobacco. Lorillard, Inc. is a co-defendant in four cases.
     Engle Progeny Cases. Engle Progeny Cases are brought by individuals who purport to be members of the decertified Engle class. These cases are pending in a number of Florida courts. Lorillard Tobacco is a defendant in approximately 3,215 Engle Progeny Cases. Lorillard, Inc. is a co-defendant in approximately 700 cases. Many of the cases have been filed on behalf of multiple class members, and approximately 8,600 individual smokers are asserting claims in the pending cases. The time period for filing Engle Progeny Cases expired in January 2008 and no additional cases may be filed.
     West Virginia Individual Personal Injury Cases. West Virginia Individual Personal Injury Cases are brought by individuals who allege cancer or other health effects caused by smoking cigarettes, by using smokeless tobacco products, or by addiction to cigarette smoking. The cases are pending in a single West Virginia court and have been consolidated for trial. Lorillard Tobacco is a defendant in approximately 50 of the 715 pending cases that are part of this proceeding. Lorillard, Inc. is not a defendant in any of these cases.
     Flight Attendant Cases. Flight Attendant Cases are brought by non-smoking flight attendants alleging injury from exposure to environmental smoke in the cabins of aircraft. Plaintiffs in these cases may not seek punitive damages for injuries that arose prior to January 15, 1997. Lorillard Tobacco is a defendant in each of the approximately 2,600 pending Flight Attendant Cases. Lorillard, Inc. is not a defendant in any of these cases. The time for filing Flight Attendant Cases expired during 2000 and no additional cases in this category may be filed.
     Class Action Cases. Class Action Cases are purported to be brought on behalf of large numbers of individuals for damages allegedly caused by smoking. Eight of these cases are pending against Lorillard Tobacco. Lorillard, Inc. is a co-defendant in two of these eight cases. Two of the eight cases assert claims on behalf of purchasers of “light” cigarettes. Lorillard, Inc. is not a defendant in either of these cases. Neither Lorillard Tobacco nor Lorillard, Inc. is a defendant in the approximately 40 additional “lights” class actions that are pending against other cigarette manufacturers.

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
     Included in this category is the suit filed by the federal government, United States of America v. Philip Morris USA, Inc., et al., that sought return of profits and injunctive relief. In August 2006, the trial court issued its verdict and granted injunctive relief. The verdict did not award monetary damages. In May 2009, the verdict was largely affirmed by an appellate court. See "—Reimbursement Cases” below.
     Filter Cases. In addition to the above, Filter Cases are brought by individuals, including former employees of Lorillard Tobacco, who seek damages resulting from their alleged exposure to asbestos fibers that were incorporated into filter material used in one brand of cigarettes manufactured by Lorillard Tobacco for a limited period of time ending more than 50 years ago. Lorillard Tobacco is a defendant in 31 such cases, including two cases in which Lorillard, Inc. is a co-defendant. Lorillard, Inc. is also a defendant in an additional Filter Case, in which Lorillard Tobacco is not a defendant.
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
     Conventional Product Liability Cases
     As of October 26, 2009, approximately 150 cases are pending against cigarette manufacturers in the United States. Lorillard Tobacco is a defendant in approximately 35 of these cases. Lorillard, Inc. is a co-defendant in four of the pending cases.
     Since January 1, 2007, verdicts have been returned in five cases. Neither Lorillard Tobacco nor Lorillard, Inc. was a defendant in any of these trials. A defense verdict was returned in one of the trials, but juries found in favor of the plaintiffs and awarded damages in the other four trials. Appeals are pending in three of the matters, while the parties’ post-trial motions have not been ruled upon in the fourth case. In rulings addressing cases tried in earlier years, some appellate courts have reversed verdicts returned in favor of the plaintiffs while other judgments that awarded damages to smokers have been affirmed on appeal. Manufacturers have exhausted their appeals and have been required to pay damages to plaintiffs in ten individual cases in recent years. Punitive damages were paid to the smokers in four of the ten cases. Neither Lorillard Tobacco nor Lorillard, Inc. was a party to these ten matters.
     As of October 26, 2009, no trials were underway in any Conventional Product Liability Cases. One case pending against cigarette manufacturers is scheduled for trial in 2009. Neither Lorillard Tobacco nor Lorillard, Inc. is a defendant in this case. Some cases are scheduled for trial in 2010, including some in which Lorillard Tobacco is a defendant. Trial dates are subject to change.
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
     Lorillard Tobacco is a defendant in approximately 3,215 cases filed by individuals who allege they or their decedents were members of the Engle class. Lorillard, Inc. is a co-defendant in approximately 700 of the pending cases. Some of the suits are on behalf of multiple plaintiffs. Claims have been asserted by or on behalf of the estates of approximately 8,600 former class members in these 3,215 cases. In some cases, spouses of alleged former class members have also brought derivative claims.
     The Engle Progeny Cases are pending in various Florida state and federal courts. Some of these courts have issued rulings that address whether these individuals are entitled to rely on a number of the jury’s findings in favor of the plaintiffs in the first phase of the Engle trial. Some of these decisions have led to pending petitions for appeal. The U.S. Court of Appeals for the Eleventh Circuit agreed to review trial court rulings determining how courts should apply the Florida Supreme Court’s ruling regarding the Engle jury’s first phase verdict. In another case, an intermediate appellate court denied a plaintiff’s request to immediately certify an appeal to the Florida Supreme Court.
     None of the cases pending against Lorillard Tobacco or Lorillard, Inc. are scheduled for trial during the remainder of 2009. Lorillard Tobacco is a defendant in several Engle Progeny Cases that have been placed on courts’ 2010 trial calendars or in which specific 2010 trial dates have been set. Lorillard, Inc. is a defendant in some of these cases. Trial schedules are subject to change and it is not possible to predict how many of the cases pending against Lorillard Tobacco or Lorillard, Inc. will be tried during 2010. It also is not possible to predict whether some courts will implement procedures that consolidate multiple Engle Progeny Cases for trial.
     As of October 26, 2009, no trials were underway in any Engle Progeny Cases.
     Verdicts have been returned in nine Engle Progeny Cases since the Florida Supreme Court issued its 2006 ruling that permitted members of the Engle class to bring individual lawsuits. Neither Lorillard Tobacco nor Lorillard, Inc. was a defendant in these nine trials. In two of the nine trials, juries awarded actual damages and punitive damages. The punitive damages awards were $5 million in one of the cases and $25 million in the other. In four of the trials, juries awarded only actual damages. In the three other trials, juries found in favor of the defendants that the plaintiffs were not former Engle class members. As of October 26, 2009, appeals were on file in five of the cases in which plaintiffs were awarded damages, and a defendant’s post-trial motion was pending in the sixth case.
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

     Approximately 715 cases are pending. Lorillard Tobacco is a defendant in approximately 50 of the pending cases. The court has entered a trial plan that calls for a multi-phase trial. The first phase of trial is scheduled to begin on February 1, 2010. Trial dates are subject to change.
     Flight Attendant Cases
     Approximately 2,600 Flight Attendant Cases are pending. Lorillard Tobacco and three other cigarette manufacturers are the defendants in each of these matters. Lorillard, Inc. is not a defendant in any of these cases. These suits were filed as a result of a settlement agreement by the parties, including Lorillard Tobacco, in Broin v. Philip Morris Companies, Inc., et al. (Circuit Court, Miami-Dade County, Florida, filed October 31, 1991), a class action brought on behalf of flight attendants claiming injury as a result of exposure to environmental tobacco smoke. The settlement agreement, among other things, permitted the plaintiff class members to file these individual suits. These individuals may not seek punitive damages for injuries that arose prior to January 15, 1997. The period for filing Flight Attendant Cases expired during 2000 and no additional cases in this category may be filed.
     The judges that have presided over the cases that have been tried have relied upon an order entered in October 2000 by the Circuit Court of Miami-Dade County, Florida. The October 2000 order has been construed by these judges as holding that the flight attendants are not required to prove the substantive liability elements of their claims for negligence, strict liability and breach of implied warranty in order to recover damages. The court further ruled that the trials of these suits are to address whether the plaintiffs’ alleged injuries were caused by their exposure to environmental tobacco smoke and, if so, the amount of damages to be awarded.
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
     As of October 26, 2009, none of the flight attendant cases are scheduled for trial. Trial dates are subject to change.
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
     The Scott Case. In one of the class actions pending against Lorillard Tobacco, Scott v. The American Tobacco Company, et al. (District Court, Orleans Parish, Louisiana, filed May 24, 1996), the members of the class have been awarded damages. The defendants, including Lorillard Tobacco, have noticed an appeal from this award to the Louisiana Court of Appeal, Fourth Circuit. The court heard the appeal in September 2009 but it had not issued a ruling as of October 26, 2009. The appeal is from the amended final judgment entered by the District Court in July 2008 that ordered defendants to pay approximately $264 million to fund a court-supervised cessation program for the members of the certified class. The amended final judgment also awards post-judgment judicial interest that will continue to accrue from June 2004 until the judgment either is paid or is reversed on appeal. As of October 26,

2009, judicial interest totaled approximately $103 million. Lorillard, Inc., which was a party to the case in the past, is no longer a defendant in Scott.
     During 1997, Scott was certified a class action on behalf of certain cigarette smokers resident in the State of Louisiana who desire to participate in medical monitoring or smoking cessation programs and who began smoking prior to September 1, 1988, or who began smoking prior to May 24, 1996 and allege that defendants undermined compliance with the warnings on cigarette packages.
     Trial in Scott was heard in two phases. At the conclusion of the first phase in July 2003, the jury rejected medical monitoring, the primary relief requested by plaintiffs, and returned sufficient findings in favor of the class to proceed to a Phase II trial on plaintiffs’ request for a statewide smoking cessation program. Phase II of the trial, which concluded in May 2004, resulted in an award of $591 million to fund cessation programs for Louisiana smokers.
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
     The Engle Case. The case of Engle v. R.J. Reynolds Tobacco Co., et al. (Circuit Court, Miami-Dade County, Florida, filed May 5, 1994), was certified as a class action on behalf of Florida residents, and survivors of Florida residents, who were injured or died from medical conditions allegedly caused by addiction to smoking. During 1999 and 2000, a jury returned verdicts that, among other things, awarded the certified class $145 billion in punitive damages, including $16.3 billion against Lorillard Tobacco. During 2006, the Florida Supreme Court vacated the punitive damages award, determined that the case could not proceed further as a class action and ordered decertification of the class. The trial court entered orders during 2008 that formally decertified the class. In July 2008, plaintiff voluntarily dismissed the case and Engle is no longer pending.
     The Florida Supreme Court’s 2006 decision also reinstated awards of actual damages to two of the three individuals whose claims were heard during the second phase of the Engle trial. One individual was awarded $3 million and the second was awarded $4 million. Both individuals informed the court that they would not seek punitive damages. These verdicts were paid in February 2008. Lorillard Tobacco’s payment was approximately $3 million for the verdicts and the interest that accrued since November 2000.
     Other Class Action Cases. In one of the cases pending against Lorillard Tobacco, Brown v. The American Tobacco Company, Inc., et al. (Superior Court, San Diego County, California, filed June 10, 1997), the court initially certified the case as a class action but it subsequently granted defendants’ motion for class decertification. During 2009, the California Supreme Court vacated the class decertification order and Brown has been returned to the trial court for further activity. While it is not possible to predict future developments in Brown, a new class certification order could be entered. The class previously certified in Brown was composed of residents of California who smoked at least one of defendants’ cigarettes between June 10, 1993 and April 23, 2001 and who were exposed to defendants’ marketing and advertising activities in California.

     “Lights” Class Actions. Cigarette manufacturers are defendants in another group of approximately 40 cases in which plaintiffs’ claims are based on the allegedly fraudulent marketing of “light” or “ultra-light” cigarettes. Classes have been certified in some of these matters. In one of the pending “lights” cases, Good v. Altria Group, Inc., et al., the U.S. Supreme Court ruled that neither the Federal Cigarette Labeling and Advertising Act nor the Federal Trade Commission’s regulation of cigarettes’ tar and nicotine disclosures preempts (or bars) some of plaintiffs’ claims. Lorillard Tobacco is a defendant in one class action in which plaintiffs claims are limited to purchasers of “light” cigarettes, Schwab v. Philip Morris USA, Inc., et al., which is discussed below. In another case, Cleary v. Philip Morris Incorporated, et al., plaintiffs were permitted to amend their complaint in an existing class action in order to assert claims on behalf of a subclass of individuals who purchased “light” cigarettes from the defendants, including Lorillard Tobacco. During 2009, the court dismissed the “light” cigarettes claims asserted against Lorillard Tobacco. As of October 26, 2009, the deadline for plaintiffs to appeal this ruling had not expired. Lorillard, Inc. is not a party to any of the purported “lights” class actions. During 2009, a petition was filed with the Judicial Panel on Multidistrict Litigation (the “Panel”) proposing the transfer and consolidation of “lights” class actions in federal courts into a specially constituted court for pretrial proceedings. The eleven cases identified by the plaintiffs included the Cleary and Schwab cases that are pending against Lorillard Tobacco. In September 2009, the Panel issued a conditional transfer order that denied the request as to three of the cases, including Cleary and Schwab, but proposed the transfer and consolidation of eight other “lights” class actions in the U.S. District Court for the District of Maine. This order became final in October 2009 and none of the cases pending against Lorillard Tobacco or Lorillard, Inc. are part of the consolidated proceeding.
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

     Following trial, the defendants, the government and several intervenors noticed appeals to the Circuit Court of Appeals for the District of Columbia. In May 2009, a three judge panel upheld substantially all of the District Court’s final judgment and remedial order. Defendants received a stay of the judgment and remedial order from the Court of Appeals that remained in effect while the appeal was pending. In September 2009, the Court of Appeals denied defendants’ rehearing petitions as well as their motion to vacate those statements in the appellate ruling that address defendants’ marketing of “low tar” or “lights” cigarettes, to vacate those parts of the trial court’s judgment on that issue, and to remand the case with instructions to deny as moot the government’s allegations and requested relief regarding “lights” cigarettes. The Court of Appeals has stayed its order that formally relinquishes jurisdiction of defendants’ appeal pending the filing and disposition of defendants’ petitions for writ of certiorari to the U.S. Supreme Court. The opportunity for defendants to petition the U.S. Supreme Court expires in December 2009.
     While trial was underway, the Court of Appeals ruled that plaintiff may not seek to recover profits earned by the defendants. Prior to trial, the government had claimed that it was entitled to approximately $280 billion from the defendants for its claim to recover profits earned by the defendants. In the most recent appeal, recovery of profits was not considered but the issue may however be considered by the U.S. Supreme Court.
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
     Lorillard recorded pretax charges for its obligations under the State Settlement Agreements of $294 million and $848 million for the three months and nine months ended September 30, 2009, respectively, and $304 million and $854 million for the three months and nine months ended September 30, 2008, respectively. Lorillard’s portion of ongoing adjusted payments and legal fees is based on its share of domestic cigarette shipments in the year preceding that in which the payment is due. Accordingly, Lorillard records its portions of ongoing settlement payments as part of cost of manufactured products sold as the related sales occur.
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
     From time to time, lawsuits have been brought against Lorillard Tobacco and other participating manufacturers to the MSA, or against one or more of the states, challenging the validity of the MSA on certain grounds, including as a violation of the antitrust laws. See “—MSA-Related Antitrust Suit” below.

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
     Filter Cases
     In addition to the above, claims have been brought against Lorillard Tobacco and Lorillard, Inc. by individuals who seek damages resulting from their alleged exposure to asbestos fibers that were incorporated into filter material used in one brand of cigarettes manufactured by Lorillard Tobacco for a limited period of time ending more than 50 years ago. Lorillard Tobacco is a defendant in 31 such cases. Lorillard, Inc. is a defendant in three Filter Cases, including two that also name Lorillard Tobacco. Since January 1, 2007, Lorillard Tobacco has paid, or has reached agreement to pay, a total of approximately $18.3 million in settlements to finally resolve approximately 80 claims. The related expense was recorded in selling, general and administrative expenses on the consolidated statements of income. In the only such case tried since January 1, 2007, a jury in the District Court of Bexar County, Texas, returned a verdict for Lorillard Tobacco in September 2008 in the case of Young v. Lorillard Tobacco Company. As of October 26, 2009, eight of the Filter Cases were scheduled for trial. Trial dates are subject to change.
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
Defenses
     Each of Lorillard Tobacco and Lorillard, Inc. believes that it has valid defenses to the cases pending against it as well as valid bases for appeal should any adverse verdicts be returned against either of them. As of October 26, 2009, Lorillard Tobacco was a defendant in approximately 5,910 pending product liability cases, and Lorillard, Inc. was a co-defendant in approximately 710 of these cases. While Lorillard Tobacco and Lorillard, Inc. intend to defend vigorously all tobacco products liability litigation, it is not possible to predict the outcome of any of this litigation. Litigation is subject to many uncertainties. Plaintiffs have prevailed in several cases, as noted above. It is possible that one or more of the pending actions could be decided unfavorably as to Lorillard Tobacco, Lorillard, Inc. or the other defendants. Lorillard Tobacco and Lorillard, Inc. may enter into discussions in an attempt to settle particular cases if either believe it is appropriate to do so.
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

     Loews is a defendant in four pending product liability cases. One of these is a Reimbursement Case in Israel, two are purported Class Action Cases on file in U.S. courts and the fourth is a Filter case on file in a U.S. court. Lorillard Tobacco also is a defendant in each of the four product liability cases in which Loews is involved. Pursuant to the Separation Agreement, Lorillard will be required to indemnify Loews for the amount of any losses and any legal or other fees with respect to such cases.
Other Litigation
     Lorillard is also party to other litigation arising in the ordinary course of business. The outcome of this other litigation will not, in the opinion of management, materially affect Lorillard’s results of operations or equity.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     The following discussion should be read in conjunction with our historical consolidated financial statements and the notes related to those financial statements included in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 (the “Form 10-Q”). In addition to historical information, the following discussion contains forward-looking statements based on current expectations that involve risks and uncertainties. Investors are cautioned not to place undue reliance on these forward-looking statements. Statements preceded by, followed by or that otherwise include the words “believe,” “expect,” “anticipate,” “intend,” “project,” “estimate,” “plan,” “may increase,” “may fluctuate” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” “may” and “could” are generally forward-looking in nature and are not historical facts. Actual results and the timing of certain events may differ significantly from those projected in such forward-looking statements due to a number of factors, including those risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2008 (the “Form 10-K”), our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2009 and June 30, 2009 (the “Prior Form 10-Qs”) and those risk factors set forth in “Business Environment” below, in Part II, “Item 1A. Risk Factors” and elsewhere in this Form 10-Q. Except for our ongoing obligations to disclose material information under the federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events unless required by law. For any forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States (“GAAP”).
     The terms "Lorillard,” “we,” “our” and "us” refer to Lorillard, Inc., a Delaware corporation, and its subsidiaries. The terms “Lorillard, Inc.” and the “Company” refer solely to the parent company and “Lorillard Tobacco” refers solely to Lorillard Tobacco Company, the principal subsidiary of Lorillard, Inc.
Overview
     We are the third largest manufacturer of cigarettes in the United States. We were founded in 1760 and are the oldest continuously operating tobacco company in the United States. Newport, which is our flagship brand, is a menthol flavored premium cigarette brand and the top selling menthol and second largest selling cigarette brand overall in the United States based on gross units sold in the first nine months of 2009 and in the full year 2008. In addition to the Newport brand, our product line has five additional brand families marketed under the Kent, True, Maverick, Old Gold and Max brand names. These six cigarette brands include 44 different product offerings which vary in price, taste, flavor, length and packaging. In the United States and certain U.S. possessions and territories, we shipped 27.2 billion cigarettes in the first nine months of 2009 and 37.8 billion cigarettes for full year 2008. Our major trademarks outside of the United States were sold in 1977. We manufacture all of our cigarette products at our Greensboro, North Carolina facility.
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

Business Environment
     Participants in the U.S. tobacco industry, including us, face a number of issues that have adversely affected their results of operations and financial condition in the past and will continue to do so, including:
•	A substantial volume of litigation seeking compensatory and punitive damages ranging into the billions of dollars, as well as equitable and injunctive relief, arising out of allegations of cancer and other health effects resulting from the use of cigarettes, addiction to smoking or exposure to environmental tobacco smoke, including claims for economic damages relating to alleged misrepresentation concerning the use of descriptors such as “lights,” as well as other alleged damages.

•	Substantial annual payments continuing in perpetuity, and significant restrictions on marketing and advertising have been agreed to and are required under the terms of certain settlement agreements, including the Master Settlement Agreement among major tobacco manufacturers and 46 states and various other governments and jurisdictions (the “MSA”) that we entered into in 1998 along with Philip Morris Incorporated, Brown & Williamson Tobacco Corporation and R.J. Reynolds Tobacco Company (the other “Original Participating Manufacturers”) to settle asserted and unasserted health care cost recovery and other claims. We and certain other U.S. tobacco product manufacturers previously settled similar claims brought by Mississippi, Florida, Texas and Minnesota (the “Initial State Settlements,” and together with the MSA, the “State Settlement Agreements”). The State Settlement Agreements impose a stream of future payment obligations on us and the other major U.S. cigarette manufacturers and place significant restrictions on their ability to market and sell cigarettes.

•	The domestic cigarette market, in which we currently conduct our only significant business, continues to contract. As a result of price increases, restrictions on advertising, promotions and smoking in public and private facilities, increases in regulation and excise taxes, health concerns, a decline in the social acceptability of smoking, increased pressure from anti-tobacco groups and other factors, domestic cigarette shipments have decreased at a compound rate of approximately 2.9% from the twelve months ended September 30, 1999 through the twelve months ended September 30, 2009.

•	Increases in cigarette prices since 1998 have led to an increase in the volume of discount and, specifically, deep discount cigarettes. Cigarette price increases have been driven by increases in federal, state and local excise taxes and by manufacturer price increases. Price increases have led, and continue to lead, to high levels of discounting and other promotional activities for premium brands. Deep discount brands have grown from an estimated share in 1998 of less than 2.0% to an estimated 14.3% for the nine months ended September 30, 2009, and continue to be a significant competitive factor in the domestic market. We do not have sufficient empirical data to determine whether the increased price of cigarettes has deterred consumers from starting to smoke or encouraged them to quit smoking, but it is likely that increased prices may have had an adverse effect on consumption and may continue to do so.

•	The tobacco industry is subject to substantial and increasing regulation. In June 2009, the U.S. Congress passed a bill which the President signed into law granting the Food and Drug Administration (“FDA”) authority to regulate tobacco products. Pursuant to the terms of the new law, the FDA could promulgate regulations that could, among other things, result in a ban on or restrict the use of menthol in cigarettes. The law will impose new restrictions on the manner in which cigarettes can be advertised and marketed, require larger and more severe health warnings on cigarette packaging, permit restriction of the level of tar and nicotine contained in or yielded by cigarettes and may alter the way cigarette products are developed and manufactured. We believe that the law will provide our larger competitors with a competitive advantage. In August 2009, we, along with R.J. Reynolds Tobacco Company, other tobacco manufacturers and a tobacco retailer, filed a lawsuit in the U.S. District Court for the Western District of Kentucky against the FDA challenging the constitutionality of certain restrictions on speech included in the new law. These restrictions on speech include, among others, bans on the use of color and graphics in certain tobacco product advertising, limits on the right to make truthful statements regarding modified risk tobacco products, restrictions on the placement of outdoor advertising and a ban on the distribution of product samples. The suit also challenges the law’s requirement for extensive graphic warning labels on all packaging and advertising. The complaint seeks a judgment (i) declaring that such provisions of the new law violate the First and/or Fifth Amendments of the U.S. Constitution and (ii) enjoining the FDA from enforcing the unconstitutional provisions of the law. While we believe there is established legal precedent supporting our claims, we cannot predict the outcome of this lawsuit and can make no assurance that we will be successful with regard to any of the claims.

•	The federal government and many state and local governments and agencies, as well as private businesses, have adopted legislation, regulations or policies which prohibit, restrict or discourage smoking, including legislation, regulations or policies prohibiting or restricting smoking in public buildings and facilities, stores, restaurants and bars, on airline flights and in the workplace. Other similar laws and regulations are currently under consideration and may be enacted by federal, state and local governments in the future.

•	Substantial federal, state and local excise taxes are reflected in the retail price of cigarettes. As of April 1, 2009, the federal excise tax was $1.0066 per pack and for the nine months ended September 30, 2009 combined state and local excise taxes ranged from $0.07 to $4.25 per pack. For the nine months ended September 30, 2009, excise tax increases ranging from $0.10 to $1.00 per pack were implemented in twelve states. Congress recently enacted and the President signed into law an increase in the federal excise tax on cigarettes by $0.6166 per pack to $1.0066 per pack, effective April 1, 2009, to finance health insurance for children. It is likely that increases in excise and similar taxes have had an adverse impact on sales of cigarettes and that the most recent increase and future increases, the extent of which cannot be predicted, could result in further volume declines for the cigarette industry, including us, and an increased sales shift toward deep discount cigarettes rather than premium brands. In addition, we and other cigarette manufacturers and importers are required to pay an assessment under a federal law designed to fund payments to tobacco quota holders and growers.
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

     The following table presents Lorillard’s selected industry and market share data for the three and nine months ended September 30, 2009 and 2008.
Selected Industry and Market Share Data (1)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
(Volumes in billions)
Lorillard total domestic unit volume	9.287	9.893	26.673	27.772
Industry total domestic unit volume	80.123	91.648	238.345	261.707
Lorillard’s share of the domestic market	11.6%	10.8%	11.2%	10.6%
Lorillard’s premium volume as a percentage of its domestic volume	88.0%	91.9%	89.2%	92.6%
Lorillard’s share of the premium market	14.5%	13.7%	14.1%	13.5%

Newport’s share of the domestic market	10.0%	9.7%	9.8%	9.6%
Newport’s share of the premium market	14.2%	13.4%	13.8%	13.2%
Total menthol segment market share for the industry	28.9%	28.1%	28.7%	28.3%
Total discount segment market share for the industry	29.5%	27.8%	29.2%	27.3%
Newport’s share of the menthol market	34.6%	34.5%	34.1%	33.9%
Newport’s share of Lorillard’s total volume(2)	86.6%	90.1%	87.8%	90.7%
Newport’s share of Lorillard’s net sales(2)	90.8%	93.4%	91.7%	93.7%

(1)	Source: Management Science Associates, Inc. (“MSAI”), an independent third-party database management organization that collects wholesale shipment data from various cigarette manufacturers. MSAI divides the cigarette market into two price segments, the premium price segment and the discount or reduced price segment. MSAI’s information relating to unit sales volume and market share of certain of the smaller, primarily deep discount, cigarette manufacturers is based on estimates derived by MSAI. Management believes that volume and market share information for deep discount manufacturers may be understated and, correspondingly, market share information for the larger manufacturers, including Lorillard Tobacco, may be overstated by MSAI. Lorillard has made certain adjustments to the data received from MSAI to reflect management’s judgment as to which brands are included in the menthol segment.

(2)	Source: Lorillard shipment reports.
Results of Operations
Three and Nine Months Ended September 30, 2009 Compared to the Three and Nine Months Ended September 30, 2008

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008

Net sales (including excise taxes of $466, $189, $1,101 and $536, respectively)	$1,419	$1,125	$3,855	$3,116
Cost of sales	931	655	2,430	1,839

Gross profit	488	470	1,425	1,277
Selling, general and administrative	96	88	282	276

Operating income	392	382	1,143	1,001
Investment income	1	5	4	20
Interest expense	(15)	(1)	(18)	(2)

Income before income taxes	378	386	1,129	1,019
Income taxes	143	149	423	390

Net income	$235	$237	$706	$629

Three Months ended September 30, 2009 Compared to Three Months ended September 30, 2008
     Net sales. Net sales increased by $294 million, or 26.1%, from $1.125 billion for the three months ended September 30, 2008 to $1.419 billion for the three months ended September 30, 2009. Net sales increased $291 million due to the increase in federal excise taxes effective April 1, 2009 and $94 million due to higher average unit prices reflecting price increases in December 2008 and February and March 2009, partially offset by $69 million due to lower unit sales volume and $22 million of higher sales incentives. Federal excise taxes are included in net sales and increased $30.83 per thousand units, or $0.62 per pack of 20 cigarettes, to $50.33 per thousand units, or $1.01 per pack of 20 cigarettes, effective April 1, 2009.
     Our total unit volume decreased 6.3% and domestic unit volume decreased 6.1% during the three months ended September 30, 2009 compared to the corresponding period of 2008. Unit volume figures in this section are provided on a gross basis. Our domestic wholesale shipments in the third quarter of 2009 continue to reflect the negative impact of the federal excise tax increase implemented on April 1, 2009. Total Newport unit volume decreased 9.9% and domestic Newport unit volume decreased 9.8% during the three months ended September 30, 2009 compared to the corresponding period of 2008. Industry-wide domestic unit volume decreased 12.6% during the three months ended September 30, 2009 compared to the corresponding period of 2008. Industry shipments of premium brands comprised 70.5% of industry-wide domestic unit volume during the three months ended September 30, 2009 and 72.2% in the corresponding period of 2008.
     Cost of sales. Cost of sales increased by $276 million, or 42.1%, from $655 million for the three months ended September 30, 2008 to $931 million for the three months ended September 30, 2009. The increase in cost of sales is primarily due to the increase in federal excise taxes, higher raw material costs (primarily tobacco and wrapping materials) and higher pension expense, partially offset by lower unit sales volume, the absence of free product promotions and lower expenses related to the State Settlement Agreements. We recorded charges for our obligations under the State Settlement Agreements of $294 million and $304 million for the three months ended September 30, 2009 and 2008, respectively, a decrease of $10 million. The $10 million decrease is due to the impact of lower unit sales ($19 million), partially offset by impact of the inflation adjustment ($8 million) and other adjustments ($1 million).
     Selling, general and administrative. Selling, general and administrative expenses increased $8 million, or 9.1%, from $88 million for the three months ended September 30, 2008 to $96 million for the three months ended September 30, 2009. The increase in the third quarter of 2009 is primarily due to a $4 million increase in pension expenses and a $5 million increase in legal expenses due to the continuing defense costs associated with the Engle progeny cases, partially offset by a $3 million decrease in marketing costs.
     Investment income. Investment income decreased $4 million, or 80.0%, from $5 million for the three months ended September 30, 2008 to $1 million for the three months ended September 30, 2009. The decrease in investment income primarily reflects lower interest rates for the three months ended September 30, 2009 compared to the corresponding period of 2008.
     Interest expense. Interest expense increased $14 million from $1 million for the three months ended September 30, 2008 to $15 million for the three months ended September 30, 2009. The increase in interest expense reflects the interest on the $750 million of senior unsecured notes issued in June 2009 by Lorillard Tobacco and guaranteed by the Company. See “Cash Flows — Cash flow from financing activities” below for more information regarding the notes.
     Income taxes. Income taxes decreased by $6 million, or 4.0%, from $149 million for the three months ended September 30, 2008 to $143 million for the three months ended September 30, 2009. The change reflects the decrease in income before income taxes of $8 million in 2009, or 2.1%, as well as a decrease in the effective tax rate from 38.5% in the three months ended September 30, 2008 to 37.7% in the three months ended September 30, 2009. This decrease in the effective tax rate impacts income tax expense by $3 million, and is primarily due to the impact, in 2008, of the separation from Loews Corporation on June 10, 2008 (the “Separation”) on the availability of the manufacturer’s deduction for the pre-Separation period.

Nine Months ended September 30, 2009 Compared to Nine Months ended September 30, 2008
     Net sales. Net sales increased by $739 million, or 23.7%, from $3.116 billion for the nine months ended September 30, 2008 to $3.855 billion for the nine months ended September 30, 2009. Net sales increased $595 million due to the increase in federal excise taxes effective April 1, 2009 and $317 million due to higher average unit prices reflecting price increases in May and December 2008 and February and March 2009, partially offset by $134 million due to lower unit sales volume and $38 million of higher sales incentives. Federal excise taxes are included in net sales and increased $30.83 per thousand units, or $0.62 per pack of 20 units, to $50.33 per thousand cigarettes, or $1.01 per pack of 20 cigarettes, effective April 1, 2009.
     Our total unit volume decreased 3.8% and domestic unit volume decreased 4.0% during the nine months ended September 30, 2009 compared to the corresponding period of 2008. Unit volume figures in this section are provided on a gross basis. Our domestic wholesale shipments for nine months ended September 2009 reflect the negative impact of the federal excise tax increase implemented on April 1, 2009. Total Newport unit volume decreased 6.9% and domestic Newport unit volume decreased 7.1% during the nine months ended September 30, 2009 compared to the corresponding period of 2008. Industry-wide domestic unit volume decreased 8.9% during the nine months ended September 30, 2009 compared to the corresponding period of 2008. Industry shipments of premium brands comprised 70.8% of industry-wide domestic unit volume during the nine months ended September 30, 2009 and 72.7% in the corresponding period of 2008.
     Cost of sales. Cost of sales increased by $591 million, or 32.1%, from $1.839 billion for the nine months ended September 30, 2008 to $2.430 billion for the nine months ended September 30, 2009. The increase in cost of sales is primarily due to the increase in federal excise taxes, higher raw material costs (primarily tobacco and wrapping materials) and higher pension expense, partially offset by lower unit sales volume, the absence of free product promotions and lower expenses related to the State Settlement Agreements. We recorded charges for our obligations under the State Settlement Agreements of $848 million and $854 million for the nine months ended September 30, 2009 and 2008, respectively, a decrease of $6 million. The $6 million decrease is due to the impact of lower unit sales ($33 million), partially offset by impact of the inflation adjustment ($23 million) and other adjustments ($4 million).
     Selling, general and administrative. Selling, general and administrative expenses increased $6 million, or 2.2%, from $276 million for the nine months ended September 30, 2008 to $282 million for the nine months ended September 30, 2009. The increase was primarily due to an increase in legal expenses of $17 million due to the continuing defense costs associated with the Engle progeny cases and higher pension expense of $10 million, partially offset by the absence of an $18 million charge in the first nine months of 2008 related to the Separation.
     Investment income. Investment income decreased $16 million, or 80.0%, from $20 million for the nine months ended September 30, 2008 to $4 million for the nine months ended September 30, 2009. The decrease in investment income primarily reflects lower interest rates for the nine months ended September 30, 2009 compared to the corresponding period of 2008.
     Income taxes. Income taxes increased by $33 million, or 8.5%, from $390 million for the nine months ended September 30, 2008 to $423 million for the nine months ended September 30, 2009. The change reflects the increase in income before income taxes of $110 million in 2009, or 10.8%, partially offset by a decrease in the effective tax rate from 38.3% in the nine months ended September 30, 2008 to 37.5% in the nine months ended September 30, 2009. This decrease in the effective tax rate impacts income tax expense by $9 million, and is primarily due to the impact, in 2008, of the Separation on the availability of the manufacturer’s deduction for the pre-Separation period and the non-deductibility of certain Separation expenses, and, in 2009, the favorable resolution of certain state income tax matters, partially offset by an increase in state tax rates.
Liquidity and Capital Resources
     Our cash and cash equivalents, and investments, net of receivables and payables, totaled $1.529 billion and $1.220 billion at September 30, 2009 and December 31, 2008, respectively. At September 30, 2009, 99.0% of our cash and investments were invested in short-term securities that included $1.514 billion in money market funds.

Cash Flows
     Cash flow from operating activities. The principal source of liquidity for our business and operating needs is internally generated funds from our operations. We generated net cash flow from operations of $585 million for the nine months ended September 30, 2009 compared to $728 million for the nine months ended September 30, 2008. The decreased cash flow in 2009 reflects the timing of estimated federal income tax payments, partially offset by higher net income.
     Cash flow from investing activities. Our cash flow from investing activities used cash of $39 million for the nine months ended September 30, 2009 compared to $193 million provided by investing activities in the nine months ended September 30, 2008. The decrease in cash flow used in investing activities in 2009 is primarily due to a decrease in the level of investment purchases and sales.
     During the first nine months of 2009, capital expenditures were $39 million compared to $35 million for the corresponding period of 2008. The expenditures were primarily used for the modernization of manufacturing equipment. Our capital expenditures for the year ending December 31, 2009 are forecast to be between $50 million and $60 million.
     Cash flow from financing activities. Our cash flow from operations has exceeded our working capital and capital expenditure requirements during the first nine months of 2009. We paid cash dividends of $291 million on January 24, 2008 and $200 million on April 28, 2008 to Loews Corporation, our sole shareholder prior to the Separation on June 10, 2008, and cash dividends to our shareholders of $155 million on March 12, 2009, $155 million on June 12, 2009 and $163 million on September 11, 2009. During the third quarter of 2009, the Company completed the $250 million share repurchase program announced on May 21, 2009 by repurchasing approximately 1.5 million shares of its common stock at a cost of $105 million and repurchased approximately 3.4 million shares of its common stock under a $750 million share repurchase program announced on July 27, 2009 at a cost of $252 million.
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
     In September 2009, Lorillard Tobacco entered into interest rate swap agreements, which the Company guaranteed, with a notional amount of $750 million to modify its exposure to interest rate risk by converting the interest rate payable on the Notes from a fixed rate to a floating rate based on LIBOR. See “Item 3. Quantitative and Qualitative Disclosures about Market Risk” for additional information on the interest rate swap agreements.
     As of October 27, 2009, the Company repurchased approximately 0.8 million additional shares of its common stock in October 2009 under the $750 million share repurchase program at a cost of $63 million. Purchases by the Company under this program may be made from time to time at prevailing market prices in open market purchases, privately negotiated transactions, block purchase techniques or otherwise, as determined by the Company’s management. The purchases will be funded from existing cash balances, including proceeds from the issuance of the Notes.

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
Liquidity
     We believe that cash flow from operating activities will be sufficient for the foreseeable future to enable us to meet our obligations under the State Settlement Agreements and to fund our working capital, capital expenditure and debt service requirements. We cannot predict our cash requirements related to any future settlements or judgments, including cash required to bond any appeals, if necessary, and can make no assurance that we will be able to meet all of those requirements.
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
     During the first nine months of 2009, we paid $871 million under the State Settlement Agreements, primarily based on 2008 volume. We anticipate the additional amount payable in 2009 will be approximately $160 million to $200 million, primarily based on 2009 estimated volume. In addition, in April 2009, we deposited $69 million, in an interest-bearing escrow account in accordance with procedures established in the MSA pending resolution of a claim by us and the other Original Participating Manufacturers that they are entitled to reduce their MSA payments based on a loss of market share to non-participating manufacturers. Most of the states that are parties to the MSA are disputing the availability of the reduction and we believe that this dispute will ultimately be resolved by judicial and arbitration proceedings. Our $69 million reduction is based upon the Original Participating Manufacturers collective loss of market share in 2006. In April of 2008, 2007 and 2006, we had previously deposited $72 million, $111 million and $109 million, respectively, in the same escrow account discussed above, which was based on a loss of market share in 2005, 2004 and 2003 to non-participating manufacturers. In February 2009, we directed the transfer of $72 million from this account to the non-disputed account, related to the loss of market share in 2005, pursuant to an Agreement Concerning Arbitration that we and other Participating Manufacturers entered into with certain MSA states. This amount was then paid to the MSA states. We and the other Original Participating Manufacturers have the right to claim additional reductions of MSA payments in subsequent years under provisions of the MSA.
Contractual Cash Payment Obligations
     The following chart presents our contractual cash payment obligations as of September 30, 2009.

		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
			(In millions)
Senior notes	$750	$—	$—	$—	$750
Interest payments related to notes	593	61	183	122	227
Tobacco leaf purchase obligations	245	207	38	—	—
Purchase obligations	52	50	2	—	—
Operating lease obligations	4	2	2	—	—

Total	$1,644	$320	$225	$122	$977

     In addition to the obligations presented in the table above, as of September 30, 2009, we believe that no additional payments may be made to various tax authorities in the next twelve months related to gross unrecognized tax benefits. We cannot make a reasonably reliable estimate of the amount of liabilities for unrecognized tax benefits that may result in cash settlements for periods beyond twelve months.
     As previously discussed, we have entered into the State Settlement Agreements, which impose a stream of future payment obligations on us and the other major U.S. cigarette manufacturers. Our portion of ongoing adjusted settlement payments, including fees to settling plaintiffs’ attorneys, is based on a number of factors which are described above. Our cash payment under the State Settlement Agreements in 2008 amounted to $1.08 billion and we estimate our cash payments in 2009 under the State Settlement Agreements will be between $1.110 billion and $1.130 billion, primarily based on 2008 estimated industry volume. Payment obligations are not incurred until the related sales occur and therefore are not reflected in the above table.
Off-Balance Sheet Arrangements
     None.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
Market Risk
     We invest in financial instruments that involve market risk. Our measure of market risk exposure represents an estimate of the change in fair value of our financial instruments. Market risk exposure is presented below for each class of financial instrument we held at September 30, 2009, assuming immediate adverse market movements of the magnitude described below. We believe that the rate of adverse market movement represents a measure of exposure to loss under hypothetically assumed adverse conditions. The estimated market risk exposure represents the hypothetical loss to future earnings and does not represent the maximum possible loss nor any expected actual loss, even under adverse conditions, because actual adverse fluctuations would likely differ. In addition, since our investment portfolio is subject to change based on its portfolio management strategy as well as in response to changes in the market, these estimates are not necessarily indicative of the actual results which may occur. The market risk exposure represents the potential loss in carrying value and pretax impact to future earnings caused by the hypothetical change in price.
     Exposure to market risk is managed and monitored by senior management. Senior management approves our overall investment strategy and has the responsibility to ensure that the investment positions are consistent with that strategy with an acceptable level of risk.
     Interest rate risk. Our investments, which are included in cash and cash equivalents, consist of money market funds with major financial institutions. Those investments are exposed to fluctuations in interest rates. A sensitivity analysis, based on a hypothetical 1% increase or decrease in interest rates on our average 2009 investments, would cause an increase or decrease in pretax income of approximately $2 million for the nine months ended September 30, 2009.
     Our debt is denominated in US Dollars and has been issued at a fixed rate. In September 2009, we entered into interest rate swap agreements for a total notional amount of $750 million to hedge changes in fair value of the Notes due to changes in the designated benchmark interest rate. Changes in the fair value of the derivative are recorded in earnings along with offsetting adjustments to the carrying amount of the hedged debt. A sensitivity analysis, based on a hypothetical 1% change in LIBOR, would cause an increase or decrease in pretax income by an immaterial amount for the nine months ended September 30, 2009.
     Liquidity risk. We may be forced to cash settle all or a portion of our derivative contracts before the expiration date if our debt rating is downgraded below Ba2 by Moody’s or BB by S&P. This could have a negative impact on our cash position. Early cash settlement would result in the timing of our hedge settlement not being matched to the cash settlement of the debt. See Note 8 for additional information on derivatives.
Item 4. Controls and Procedures.
Disclosure Controls and Procedures
     Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a–15 under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) as of the end of the period covered by this Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Form 10-Q, our disclosure controls and procedures (as defined in Rule 13a–15(e) under the Exchange Act) are effective, in all material respects, to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
     No change in our internal control over financial reporting (as defined in Rule 13a–15(f) under the Exchange Act) occurred during our most recent fiscal quarter that has materially affected, or is likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
     Information about legal proceedings is set forth in Note 13, “Legal Proceedings and Commitments — Legal Proceedings,” in the Notes to Consolidated Condensed Financial Statements included in “Item 1. Financial Statements” of this Form 10-Q. Such information is incorporated by reference as if fully set forth herein.

Item 1A. Risk Factors.
With the exception of the following, there have been no other material changes in our risk factors from those disclosed in Part I, Item 1A of our Form 10-K and Prior Form 10-Qs:
As of October 26, 2009, Lorillard Tobacco is a defendant in approximately 5,910 tobacco-related lawsuits, including approximately 710 cases in which Lorillard, Inc. is a co-defendant. These cases, which are extremely costly to defend, could result in substantial judgments against Lorillard Tobacco and/or Lorillard, Inc.
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
     The 2006 ruling by the Florida Supreme Court in Engle also permitted members of the Engle class to file individual claims, including claims for punitive damages. The Florida Supreme Court held that these individual plaintiffs are entitled to rely on a number of the jury’s findings in favor of the plaintiffs in the first phase of the Engle trial. These findings included that smoking cigarettes causes a number of diseases; that cigarettes are addictive or dependence-producing; and that the defendants, including Lorillard Tobacco and Lorillard, Inc., were negligent, breached express and implied warranties, placed cigarettes on the market that were defective and unreasonably dangerous, and concealed or conspired to conceal the risks of smoking. Lorillard Tobacco is a defendant in approximately 3,215 cases pending in various state and federal courts in Florida that were filed by members of the Engle class (the “Engle Progeny Cases”), including approximately 700 cases in which Lorillard, Inc. is a co-defendant. These 3,215 cases are filed on behalf of approximately 8,600 individual plaintiffs.
     As of October 26, 2009, Lorillard Tobacco was a defendant in several Engle Progeny Cases that have been placed on courts’ 2009 trial calendars or in which specific 2009 trial dates have been set. Lorillard, Inc. is not a co-defendant in any of these cases. Additional cases in which Lorillard Tobacco and Lorillard, Inc. are defendants are scheduled for trial in 2010, or have been placed on various courts’ 2010 trial calendars. Trial schedules are subject to change and it is not possible to predict how many of the Engle Progeny Cases pending against Lorillard Tobacco or Lorillard, Inc. will be tried during 2009 or 2010. It also is not possible to predict whether some courts will implement procedures that consolidate multiple Engle Progeny Cases for trial.
     Verdicts have been returned in nine Engle Progeny cases since the Florida Supreme Court issued its 2006 ruling. Neither Lorillard Tobacco nor Lorillard, Inc. was a defendant in these nine trials. In two of the nine trials, juries awarded actual damages and punitive damages. The punitive damages awards were $5 million in one of the cases and $25 million in the other. In four of the trials, juries awarded only actual damages. In the three other trials, juries found in favor of the defendants that the plaintiffs were not former Engle class members.
Lorillard Tobacco is a defendant in a case that was initially certified as a nationwide class action involving “lights” cigarettes and that could result in a substantial verdict, if the class certification order is reinstated.
     Schwab v. Philip Morris USA, Inc., et al. (U.S. District Court, Eastern District, New York, filed May 11, 2004), was certified by a federal judge as a nationwide class action on behalf of individuals who purchased “light” cigarettes. Plaintiffs’ claims in Schwab are based on defendants’ alleged RICO violations in the manufacture, marketing and sale of “light” cigarettes. Plaintiffs have estimated damages to the class to be in the hundreds of billions of dollars. Any damages awarded to the plaintiffs based on defendants’ violation of the RICO statute would be multiplied by a factor of three. In March 2008, a federal court of appeals reversed the class certification ruling. Plaintiffs did not seek further review of this decision and the case has been returned to the Eastern District of New York for further proceedings. During 2009, Schwab was one of several purported “lights” class actions identified for inclusion in a specially constituted court for consolidated pretrial proceedings. In September 2009, the Judicial Panel on Multidistrict Litigation issued a conditional order that denied the request to include Schwab as part of the consolidated proceeding. This order became final in October 2009. We cannot predict future activity in this case.
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
     In May 2009, a three judge panel of the Circuit Court of Appeals for the District of Columbia upheld substantially all of the District Court’s final judgment and remedial order. In September 2009, the Court of Appeals rejected defendants’ rehearing petitions. Defendants received a stay of the judgment and remedial order from the Court of Appeals that remains in effect while the appeal is pending. Defendants have petitioned the Court of Appeals to stay its order that formally relinquishes jurisdiction of their appeal pending the filing and disposition of their petitions for writ of certiorari to the U.S. Supreme Court. While trial was underway, the Court of Appeals ruled that plaintiff may not seek to recover profits earned by the defendants. Prior to trial, the government had claimed that it was entitled to approximately $280.0 billion from the defendants for its claim to recover profits earned by the defendants. In the most recent appeal, the government preserved its right to seek review of this claim by the United States Supreme Court, but the issue of recovery of profits was not considered. This issue may however be considered by the U.S. Supreme Court. The opportunity for defendants to petition the U.S. Supreme Court expires in December 2009.
     The regulation of cigarettes by the Food and Drug Administration may materially adversely affect our business.
     In June 2009, the U.S. Congress passed a bill signed into law by the President that grants the FDA authority to regulate tobacco products. The legislation:
▪	establishes a Tobacco Products Scientific Advisory Committee to evaluate the issues surrounding the use of menthol as a flavoring or ingredient in cigarettes within one year of such committee’s establishment;

▪	grants the FDA the regulatory authority to consider and impose broad additional restrictions through a rule making process, including a ban on the use of menthol in cigarettes;

▪	requires larger and more severe health warnings on packs and cartons;

▪	bans the use of descriptors on tobacco products, such as “low tar” and “light”;

▪	requires the disclosure of ingredients and additives to consumers;

▪	requires pre-market approval by the FDA for claims made with respect to reduced risk or reduced exposure products;

▪	allows the FDA to require the reduction of nicotine or any other compound in cigarettes;

▪	allows the FDA to mandate the use of reduced risk technologies in conventional cigarettes;

▪	allows the FDA to place more severe restrictions on the advertising, marketing and sales of cigarettes; and

▪	permits inconsistent state regulation of the advertising or promotion of cigarettes and eliminate the existing federal preemption of such regulation.
     The legislation also permits the FDA to ban menthol upon a finding that such prohibition would be appropriate for the public health. Any ban or material limitation on the use of menthol in cigarettes would materially adversely affect our results of operation, cash flows and financial condition. It is possible that such additional regulation, including regulation of menthol short of a ban thereof, could result in a decrease in cigarette sales in the United States (including sales of our brands) and increased costs to us, which may have a material adverse effect on our financial condition, results of operations, and cash flows. We believe that such regulation may adversely affect our ability to compete against our larger competitors, including Philip Morris, who may be able to more quickly and cost-effectively comply with these new rules and regulations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     In the third quarter of 2009, the Company repurchased the following number of shares of its common stock:

				Approximate
			Total Number of	Dollar Value of
			Shares Purchased	Shares that
	Total	Average	as Part of	May Yet Be
	Number	Price	Publicly	Purchased
	of Shares	Paid per	Announced Plans	Under the Plans
(In millions, except for per share amounts)	Purchased	Share	or Programs	or Programs
July 1, 2009—July 31, 2009	1.5	$68.85	1.5	$750
August 1, 2009—August 31, 2009	1.6	$73.46	1.6	$634
September 1, 2009—September 30, 2009	1.8	$73.57	1.8	$498
Total	4.9	$72.12	4.9

     The shares repurchased were acquired under share repurchase programs authorized by the Board of Directors on May 21, 2009 and July 27, 2009 for a maximum of $250 million and $750 million, respectively. All repurchases were made in open market transactions. The Company records the repurchase of shares of common stock at cost based on the transaction date of the repurchase. The $250 million repurchase program was completed on July 28, 2009. As of September 30, 2009, the maximum dollar value of shares that may yet be purchased under the July 27, 2009 repurchase program was $498 million.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. Submissions of Matters to a Vote of Security Holders
     None.

Item 5. Other Information
     None.
Item 6. Exhibits

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation of Lorillard, Inc., incorporated herein by reference to Exhibit 3.1 to Lorillard, Inc.’s Current Report on Form 8-K filed on June 12, 2008

3.2	Amended and Restated By-Laws of Lorillard, Inc., incorporated herein by reference to Exhibit 3.2 to Lorillard, Inc.’s Current Report on Form 8-K filed on June 12, 2008

3.3	Certificate of Amendment of Certificate of Incorporation of Lorillard Tobacco Company and Certificate of Incorporation of Lorillard Tobacco Company, incorporated herein by reference to Exhibit 3.3 to Lorillard, Inc.’s Registration Statement on Form S-3 (File No. 333-159902) filed on June 11, 2009

3.4	Bylaws of Lorillard Tobacco Company, incorporated herein by reference to Exhibit 3.4 to Lorillard, Inc.’s Registration Statement on Form S-3 (File No. 333-159902) filed on June 11, 2009

4.1	Specimen certificate for shares of common stock of Lorillard, Inc., incorporated herein by reference to Exhibit 4.1 to Lorillard, Inc.’s Registration Statement on Form S-4 (File No. 333-149051) filed on May 9, 2008

4.2	Indenture, dated June 23, 2009, among Lorillard Tobacco Company, Lorillard, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee, incorporated by reference to Exhibit 4.1 to Lorillard, Inc.’s Current Report on Form 8-K filed on June 23, 2009

4.3	First Supplemental Indenture, dated June 23, 2009, among Lorillard Tobacco Company, Lorillard, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee, incorporated by reference to Exhibit 4.2 to Lorillard, Inc.’s Current Report on Form 8-K filed on June 23, 2009

4.4	Form of 8.125% Senior Note due 2019 of Lorillard Tobacco Company, incorporated by reference to Exhibit 4.3 to Lorillard, Inc.’s Current Report on Form 8-K filed on June 23, 2009

4.5	Form of Guarantee Agreement of Lorillard, Inc. for the 8.125% Senior Notes due 2019 of Lorillard Tobacco Company, incorporated by reference to Exhibit 4.4 to Lorillard, Inc.’s Current Report on Form 8-K filed on June 23, 2009

10.1	Lorillard Tobacco Company Senior Executive Severance Plan, dated as of November 1, 2007, incorporated by reference to Exhibit 10.1 to Lorillard, Inc.’s Quarterly Report on Form 10-Q filed on May 5, 2009 †

10.2	Form of Restricted Stock Award Certificate, incorporated by reference to Exhibit 10.2 to Lorillard, Inc.’s Quarterly Report on Form 10-Q filed on May 5, 2009 †

11.1	Statement regarding computation of earnings per share (see note 10 to the consolidated condensed financial statements).*

31.1	Certification by the Chief Executive Officer of Lorillard, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) *

Exhibit
Number	Description

31.2	Certification by the Chief Financial Officer of Lorillard, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a) *

32.1	Certification by the Chief Executive Officer and Chief Financial Officer of Lorillard, Inc. pursuant to 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002) **

101.INS	XBRL Instance Document **

101.SCH	XBRL Taxonomy Extension Schema Document **

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **

101.LAB	XBRL Taxonomy Extension Label Linkbase Document **

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **

*	Filed herewith.

**	Furnished herewith.

†	Management or compensatory plan or arrangement required to be filed pursuant to Item 601(b)(10) of Regulation S-K.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: October 29, 2009

LORILLARD, INC.
By:	/s/ Martin L. Orlowsky
	Name:	Martin L. Orlowsky
	Title:	Chairman, President and Chief Executive Officer

By:	/s/ David H. Taylor
David H. Taylor
Director, Executive Vice President Finance and Planning and Chief Financial Officer