Form 10-K
period 2009-12-31
LORILLARD, INC.
filed 2010-02-25
CIK 1424847

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of voting and non-voting common equity of the registrant held by nonaffiliates of the registrant as of June 30, 2009 was $11.3 billion.

Class	Outstanding at February 19, 2010

Common Stock, $0.01 par value	154,810,465 shares

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the definitive proxy statement for the registrant’s 2010 Annual Meeting of Shareholders to be held on May 20, 2010 are incorporated by reference into Part III hereof.

Unless otherwise indicated or the context otherwise requires, references to “Lorillard”, “we,” “us” and “our” refer to Lorillard, Inc., a Delaware corporation, and its subsidiaries. “Lorillard, Inc.” refers solely to the parent company and “Lorillard Tobacco” refers solely to Lorillard Tobacco Company, the principal subsidiary of Lorillard, Inc.

FORWARD-LOOKING STATEMENTS

Investors are cautioned that certain statements contained in this Annual Report on Form 10-K are “forward-looking” statements. Forward-looking statements include, without limitation, any statement that may project, indicate or imply future results, events, performance or achievements, and may contain the words “expect,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “will be,” “will continue,” “will likely result” and similar expressions. In addition, any statement concerning future financial performance (including future revenues, earnings or growth rates), ongoing business strategies or prospects, and possible actions taken by us, which may be provided by our management team are also forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995.

Forward-looking statements are based on current expectations and projections about future events and are inherently subject to a variety of risks and uncertainties, many of which are beyond the control of our management team, which could cause actual results to differ materially from those anticipated or projected. These risks and uncertainties include, among others:

•	the outcome of pending or future litigation, including risks associated with adverse jury and judicial determinations, courts reaching conclusions at variance with the general understandings of applicable law, bonding requirements and the absence of adequate appellate remedies to get timely relief from any of the foregoing;

•	health concerns, claims, regulations and other restrictions relating to the use of tobacco products and exposure to environmental tobacco smoke;

•	the effect on pricing and consumption rates of legislation, including actual and potential federal and state excise tax increases, and tobacco litigation settlements;

•	continued intense competition from other cigarette manufacturers, including significant levels of promotional activities and the presence of a sizable deep discount category;

•	the continuing decline in volume in the domestic cigarette industry;

•	the increasing restrictions on the marketing and use of cigarettes through governmental regulation and privately imposed smoking restrictions;

•	the possibility of restrictions or bans on the use of certain ingredients, including menthol, in cigarettes;

•	general economic and business conditions;

•	changes in financial markets (such as interest rate, credit, currency, commodities and equities markets) or in the value of specific investments;

•	the availability of financing upon favorable terms, the results of our financing efforts and the impact of any breach of a debt covenant or a credit rating downgrade;

•	potential changes in accounting policies by the Financial Accounting Standards Board, the Securities and Exchange Commission (the “SEC”) or regulatory agencies for the industry in which we partici pate that may cause us to revise our financial accounting and/or disclosures in the future, and which may change the way analysts measure our business or financial performance;

•	the risk of fire, violent weather or other disasters adversely affecting our production, storage and other facilities;

•	changes in the price, quality or quantity of tobacco leaf and other raw materials available for use in our cigarettes;

•	reliance on a limited number of suppliers for certain raw materials;

•	the impact of regulatory initiatives, including the regulation of cigarettes by the Food and Drug Administration, and compliance with governmental regulations;

•	our ability to attract and retain the best talent to implement our strategies as a result of the decreasing social acceptance of cigarettes; and

•	the closing of any contemplated transactions and agreements.

Adverse developments in any of these factors, as well as the risks and uncertainties described in “Item 1. Business,” “Item 1A. Risk Factors,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business Environment” and elsewhere in this Annual Report on Form 10-K, could cause our results to differ materially from results that have been or may be anticipated or projected. Forward-looking statements speak only as of the date of this Annual Report on Form 10-K and we expressly disclaim any obligation or undertaking to update these statements to reflect any change in expectations or beliefs or any change in events, conditions or circumstances on which any forward-looking statement is or may be based.

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

Overview

Lorillard is the third largest manufacturer of cigarettes in the United States. Founded in 1760, Lorillard is the oldest continuously operating tobacco company in the United States. Newport, our flagship menthol flavored premium cigarette brand, is the top selling menthol and second largest selling cigarette brand overall in the United States based on gross units sold in 2009. The Newport brand accounted for approximately 91.5% of our sales revenue for the fiscal year ended December 31, 2009. In addition to the Newport brand, our product line has five additional brand families marketed under the Kent, True, Maverick, Old Gold and Max brand names. These six brands include 41 different product offerings which vary in price, taste, flavor, length and packaging. In 2009, we shipped 36.3 billion cigarettes, all of which were sold in the United States and certain U.S. possessions and territories. We sold our major trademarks outside of the United States in 1977. We manufacture all of our products at our Greensboro, North Carolina facility.

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

In 2006 we entered into a joint venture with Swedish Match North America to develop and evaluate the opportunity to market a smokeless tobacco product for the U.S. market, called Triumph Snus. During 2008, we commenced test marketing of Triumph Snus in Ohio and Georgia. The test market results did not meet either our volume or profit benchmarks and the sale of Triumph Snus was discontinued in December 2009. In connection therewith, Lorillard and Swedish Match North America mutually agreed to terminate the joint venture. During 2010 we intend to enter certain test markets with a traditional moist snuff product to assess opportunities to broaden our product offering. This product will be produced to our specifications by a third-party manufacturer.

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

On June 22, 2009 the federal Family Smoking Prevention and Tobacco Control Act (the “FSPTCA”) was signed into law granting authority over the regulation of tobacco products to the FDA. The law directs that the FDA to, among other things, reissue by June 22, 2010 a set of marketing and sales restrictions originally promulgated in 1996 as part of an unsuccessful effort by the agency to assert jurisdiction over tobacco products. See “Legislation and Regulation” below for additional information concerning the marketing and sales provisions of the FSPTCA. In addition, many states, cities and counties have enacted legislation or regulations further restricting tobacco advertising, marketing and sales promotions, and others may do so in the future. We cannot predict the impact of such initiatives on our marketing and sales efforts.

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

As of December 31, 2009, we had approximately 500 direct buying customers servicing more than 400,000 retail accounts. We do not sell cigarettes directly to consumers. During 2009, 2008 and 2007, sales made by us to the McLane Company, Inc. comprised 26%, 26% and 24%, respectively, of our revenues. No other customer accounted for more than 10% of 2009, 2008 or 2007 sales. We do not have any written sales agreements with our customers, including the McLane Company, Inc. We do not have any backlog orders.

Most of our customers buy cigarettes on a next-day-delivery basis. Customer orders are shipped from public distribution warehouses via third party carriers. We do not ship products directly to retail stores. In 2009, approximately 99% of our customers purchased cigarettes using electronic funds transfer, which provides immediate payment to us.

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

We purchase more than 80% of our domestic leaf tobacco from one dealer, Alliance One International, Inc. (“Alliance One”). If Alliance One becomes unwilling or unable to supply leaf tobacco to us, we believe that we can readily obtain high-quality leaf tobacco from well-established, alternative industry sources. However, we believe that such high-quality leaf tobacco may not be available at prices comparable to those we pay to Alliance One.

We store our tobacco in 29 storage warehouses on our 130-acre Danville, Virginia facility. To protect against loss, amounts of all types and grades of tobacco are stored in separate warehouses. Certain types of tobacco used in our blends must be allowed to mature over time to allow natural chemical changes that enhance certain characteristics affecting taste. Because of these aging requirements, we maintain large quantities of leaf tobacco at all times. We believe our current tobacco inventories are sufficient and adequately balanced for our present and expected production requirements. If necessary, we can typically purchase aged tobacco in the open market to supplement existing inventories.

We produce cigarettes at our Greensboro, North Carolina manufacturing plant, which has a production capacity of approximately 185 million cigarettes per day and approximately 43 billion cigarettes per year. Through various automated systems and sensors, we actively monitor all phases of production to promote quality and compliance with applicable regulations.

Research and Development

We have an experienced research and development team that continuously evaluates new products and line extensions and assesses new technologies and scientific advancements to be able to respond to marketplace demands and developing regulatory requirements. The team includes 60 scientists, 33 of whom have advanced degrees. Our research and development efforts focus primarily on:

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

Information Technology

We are committed to the use of information technology throughout the organization to provide operating effectiveness, cost reduction and competitive advantages. We believe our system platform provides the appropriate level of information in a timely fashion to effectively manage the business. We utilize proven technologies while also continuously exploring new technologies consistent with our information technology architecture strategy. Our information technology environment is anchored by a SAP enterprise resource planning (“ERP”) system designed to meet the processing and analysis needs of our core business operations and financial control requirements. The process control and production methods in our manufacturing operation utilize scanning, radio frequency identification, wireless technologies and software products to monitor and control the manufacturing process. Our primary data center is located at our corporate headquarters and is staffed by an in-house team of experienced information technology professionals. A satellite data center, located at our manufacturing facility, supports our manufacturing environment. In addition, we have a comprehensive redundancy and disaster recovery plan in place.

Employees

As of December 31, 2009, we had approximately 2,700 full-time employees. As of that date, approximately 1,000 of those employees were represented by labor unions covered by three collective bargaining agreements. Local Union #317T of the Bakery, Confectionery, Tobacco Workers and Grain Millers International Union (AFL-CIO-CLC) represents workers at our Greensboro manufacturing plant. The agreement covering this Union expires in September 2011. Workers at our Danville, Virginia tobacco storage facility are represented by Local Union #233T of the Bakery, Confectionery, Tobacco Workers and Grain Millers International Union (AFL-CIO-CLC) and Local Union #513 of the National Conference of Firemen and Oilers/SEIU (AFL-CIO-CLC). The current agreements with Local Union #233T and Local Union #513 will expire in April 2012. We have historically had an amicable relationship with the unions representing our employees.

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

Our principal competitors are the two other major U.S. cigarette manufacturers, Philip Morris USA Inc. (“Philip Morris”), a subsidiary of Altria Group, Inc., and R.J. Reynolds Tobacco Company (“RJR Tobacco”), a subsidiary of RAI. We also compete with numerous other smaller manufacturers and importers of cigarettes. We believe our ability to compete even more effectively has been restrained in some marketing areas as a result of retail merchandising contracts offered by Philip Morris and RJR Tobacco which limit the retail shelf space available to our brands. As a result, in some retail locations we are limited in competitively supporting our promotional programs, which may constrain sales.

Please read the sections entitled “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business Environment” and “— Selected Industry and Market Share Data” beginning on pages 29 and 32, respectively, for additional information.

Legislation and Regulation

Our business operations are subject to a variety of federal, state and local laws and regulations governing, among other things, publication of health warnings on cigarette packaging, advertising and sales of tobacco products, restrictions on smoking in public places and fire safety standards. From time to time, new legislation and regulations are proposed and reports are published by government sponsored committees and others recommending additional regulation of tobacco products.

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

In addition, bills have been introduced in Congress, including those that would:

•	prohibit all tobacco advertising and promotion;

•	authorize the establishment of various anti-smoking education programs;

•	provide that current federal law should not be construed to relieve any person of liability under common or state law;

•	permit state and local governments to restrict the sale and distribution of cigarettes;

•	direct the placement of advertising of tobacco products;

•	provide that cigarette advertising not be deductible as a business expense;

•	prohibit the mailing of unsolicited samples of cigarettes and otherwise restrict the sale or distribution of cigarettes in retail stores, by mail or over the internet;

•	impose additional, or increase existing, excise taxes on cigarettes and

•	require that cigarettes be manufactured in a manner that will cause them, under certain circumstances, to be self-extinguishing.

In June 2009, the U.S. Congress passed, and the President signed into law, the Family Smoking Prevention and Tobacco Control Act that grants the Food and Drug Administration (“FDA”) authority to regulate tobacco products. The legislation:

•	establishes a Tobacco Products Scientific Advisory Committee to, among other things, evaluate the issues surrounding the use of menthol as a flavoring or ingredient in cigarettes within one year of such committee’s establishment;

•	grants the FDA the regulatory authority to consider and impose broad additional restrictions through a rule making process, including a ban on the use of menthol in cigarettes;

•	requires larger and more severe health warnings on packs and cartons;

•	bans the use of descriptors on tobacco products, such as “low tar” and “light”;

•	requires the disclosure of ingredients and additives to consumers;

•	requires pre-market approval by the FDA for claims made with respect to reduced risk or reduced exposure products;

•	allows the FDA to require the reduction of nicotine or any other compound in cigarettes;

•	allows the FDA to mandate the use of reduced risk technologies in conventional cigarettes;

•	allows the FDA to place more severe restrictions on the advertising, marketing and sales of cigarettes; and

•	permits inconsistent state regulation of the advertising or promotion of cigarettes and eliminate the existing federal preemption of such regulation.

We believe that such regulation may adversely affect our ability to compete against our larger competitors, including Philip Morris, who may be able to more quickly and cost-effectively comply with these new rules and regulations.

The legislation permits the FDA to ban menthol upon a finding that such prohibition would be appropriate for the public health. Any ban or material limitation on the use of menthol in cigarettes would materially adversely affect our results of operation, cash flows and financial condition. It is possible that such additional regulation, including regulation of menthol short of a ban thereof, could result in a decrease in cigarette sales in the United States (including sales of our brands) and increased costs to us, which may have a material adverse effect on our financial condition, results of operations, and cash flows.

Environmental Tobacco Smoke

Various publications and studies by governmental entities have reported that environmental tobacco smoke (“ETS”) presents health risks. In addition, public health organizations have issued statements on the adverse health effects of ETS, and scientific papers have been published that address the health problems associated with ETS exposure. Various states, cities and municipalities have restricted public smoking in recent years, and these restrictions have been based at least in part on the publications regarding the health risks believed to be associated with ETS exposure.

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

State and Local Regulation

Many state, local and municipal governments and agencies, as well as private businesses, have adopted legislation, regulations or policies which prohibit or restrict, or are intended to discourage, smoking, including legislation, regulations or policies prohibiting or restricting smoking in various places such as public buildings and facilities, stores, restaurants and bars and on airline flights and in the workplace. This trend has increased significantly since the release of the EPA’s report regarding ETS in 1993. As of December 31, 2009, 39 states and the District of Columbia have passed laws banning or restricting smoking in restaurants.

Two states, Massachusetts and Texas, have enacted legislation requiring each manufacturer of cigarettes sold in those states to submit an annual report identifying for each brand sold certain “added constituents,” and pro viding nicotine yield ratings and other information for certain brands. Neither law allows for the public release of trade secret information.

A New York law which became effective in June 2004 requires cigarettes sold in that state to meet a mandated standard for ignition propensity. We developed proprietary technology to comply with the standards and were compliant by the effective date. Since the passage of the New York law, an additional 48 states and the District of Columbia have passed similar laws utilizing the same technical standards. The effective dates of these laws range from May 2006 to January 2011. As of November 1, 2009, all of our cigarettes were manufactured using this technology.

Other similar laws and regulations have been enacted or considered by other state and local governments. We cannot predict the impact which these regulations may have on our business, though if enacted, they could have a material adverse effect on our business and financial condition or results of operations in the future.

Excise Taxes and Assessments

Cigarettes are subject to substantial federal, state and local excise taxes in the United States and, in general, such taxes have been increasing. Effective April 1, 2009, the federal excise tax on cigarettes increased to $50.33 per thousand cigarettes (or $1.0066 per pack of 20 cigarettes) from $19.50 per thousand cigarettes (or $0.39 per pack of 20 cigarettes). State excise taxes, which are levied upon and paid by the distributors, are also in effect in the fifty states, the District of Columbia and many municipalities. Increases in state excise taxes on cigarette sales were implemented in fourteen states and the District of Columbia during 2009 and ranged from $0.10 per pack to $1.00 per pack. For the twelve months ended December 31, 2009, the combined state and municipal taxes ranged from $0.07 to $4.25 per pack of cigarettes.

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

Tax Allocation Provisions

Following the Separation, we are no longer included in Loews’s consolidated group for federal income tax purposes. In connection with the Separation, the Separation Agreement provides certain tax allocation arrangements, pursuant to which we will indemnify Loews for tax liabilities that are allocated to us for taxable periods ending on or before the Separation date. The amount of federal income taxes allocated to us for such periods is generally equal to the federal income taxes that would have been payable by us during such periods if we had filed separate consolidated returns. In addition, with respect to periods in which we were included in Loews’s consolidated group, Loews will indemnify us with respect to the tax liability of the members of the Loews consolidated group other than us. After the Separation, we have the right to be notified of and participate in tax matters for which we are financially responsible under the terms of the Separation Agreement, although Loews will generally control such matters.

The Separation Agreement imposes restrictions on our ability to engage in certain significant corporate transactions, for a period of two years, that could cause the Separation to become taxable to Loews. We, however, may undertake any such action if we first obtain a supplemental ruling from the IRS or an unqualified tax opinion of a nationally recognized law firm, in either case in form and substance reasonably acceptable to Loews, to the effect that the proposed transaction would not adversely affect the tax-free nature of the Separation. The Separation Agreement also requires us (and any successor entity) to indemnify Loews for any losses resulting from the failure of the Separation to qualify as a tax-free transaction (except if the failure to qualify is solely due to Loews’s fault). This indemnification obligation applies regardless of whether the action is restricted as described above, or whether we or a potential successor obtains a supplemental ruling or an opinion of counsel.

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

Item 1A.	RISK FACTORS

As of February 22, 2010, Lorillard Tobacco is a defendant in approximately 10,275 tobacco-related lawsuits, including approximately 710 cases in which Lorillard, Inc. is a co-defendant. These cases, which are extremely costly to defend, could result in substantial judgments against Lorillard Tobacco and/or Lorillard, Inc.

Numerous legal actions, proceedings and claims arising out of the sale, distribution, manufacture, development, advertising, marketing and claimed health effects of cigarettes are pending against Lorillard Tobacco and Lorillard, Inc., and it is likely that similar claims will continue to be filed for the foreseeable future. In addition, several cases have been filed against Lorillard Tobacco and other tobacco companies challenging certain provisions of the MSA among major tobacco manufacturers and 46 states and various other governments and jurisdictions, and state statutes promulgated to carry out and enforce the MSA.

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

In July 2008, the District Court of Orleans Parish, Louisiana, entered an amended final judgment in favor of the plaintiffs in Scott v. The American Tobacco Company, et al. (District Court, Orleans Parish, Louisiana, filed May 24, 1996), a class action on behalf of certain cigarette smokers resident in the State of Louisiana. Lorillard, Inc., which was a party to the case in the past, is no longer a defendant in Scott. The amended final judgment orders defendants, including Lorillard Tobacco, to pay approximately $264 million to fund a court-supervised cessation program for class members. The amended final judgment also awards post-judgment judicial interest that will continue to accrue from June 2004 until the judgment either is paid or is reversed on appeal. As of February 22, 2010, judicial interest totaled approximately $107 million. Defendants have appealed the amended final judgment to the Louisiana Court of Appeal, Fourth District, but it is not possible to predict the outcome of this appeal.

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

The 2006 ruling by the Florida Supreme Court in Engle also permitted members of the Engle class to file individual claims, including claims for punitive damages. The Florida Supreme Court held that these individual plaintiffs are entitled to rely on a number of the jury’s findings in favor of the plaintiffs in the first phase of the Engle trial. These findings included that smoking cigarettes causes a number of diseases; that cigarettes are addictive or dependence-producing; and that the defendants, including Lorillard Tobacco and Lorillard, Inc., were negligent, breached express and implied warranties, placed cigarettes on the market that were defective and unreasonably dangerous, and concealed or conspired to conceal the risks of smoking. Lorillard Tobacco is a defendant in approximately 7,600 cases pending in various state and federal courts in Florida that were filed by members of the Engle class (the “Engle Progeny Cases”), including approximately 700 cases in which Lorillard, Inc. is a co-defendant.

As of February 22, 2010, Lorillard Tobacco was a defendant in several Engle Progeny Cases that have been placed on courts’ 2010 trial calendars or in which specific 2010 trial dates have been set. Lorillard, Inc. is a co-defendant in some of these cases. Trial schedules are subject to change and it is not possible to predict how many of the Engle Progeny Cases pending against Lorillard Tobacco or Lorillard, Inc. will be tried during 2010. It also is not possible to predict whether some courts will implement procedures that consolidate multiple Engle Progeny Cases for trial. One case involving the claims of three plaintiffs is scheduled for trial in 2010.

Verdicts have been returned in eleven Engle Progeny cases since the Florida Supreme Court issued its 2006 ruling. Neither Lorillard Tobacco nor Lorillard, Inc. was a defendant in these eleven trials. In four of the eleven trials, juries awarded actual damages and punitive damages. The punitive damages awards were $2 million, $5 million, $25 million and $254 million. In four of the trials, juries awarded only actual damages. In the three other trials, juries found in favor of the defendants that the plaintiffs were not former Engle class members.

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

In May 2009, a three judge panel of the Circuit Court of Appeals for the District of Columbia upheld substantially all of the District Court’s final judgment and remedial order. In September 2009, the Court of Appeals rejected defendants’ rehearing petitions. Defendants received a stay of the judgment and remedial order from the Court of Appeals that remains in effect while the appeal is pending. Defendants have petitioned the Court of Appeals to stay its order that formally relinquishes jurisdiction of their appeal pending the filing and disposition of their petitions for writ of certiorari to the U.S. Supreme Court. While trial was underway, the Court of Appeals ruled that plaintiff may not seek to recover profits earned by the defendants. Prior to trial, the government had claimed that it was entitled to approximately $280.0 billion from the defendants for its claim to recover profits earned by the defendants. In the most recent appeal, the government preserved its right to seek review of this claim by the United States Supreme Court, but the issue of recovery of profits was not considered. This issue may however be considered by the U.S. Supreme Court. The government and the defendants filed petitions for writ of certiorari with the U.S. Supreme Court on February 19, 2010.

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

In November 2008, the Federal Trade Commission (“FTC”) rescinded its guidance regarding disclosure of tar and nicotine yields and prohibited use of the phrase “per FTC Method” to describe those yields. In its rescission of guidance, the FTC stated that “there is now a consensus among the public health and scientific communities that the Cambridge Filter Method is sufficiently flawed that statements of tar and nicotine yields as measured by that method are not likely to help consumers make informed decisions.” The Cambridge Filter Method is a standardized test utilizing a smoking machine to determine the tar and nicotine, among other constituents, in a particular brand or style of cigarettes. The FTC further stated that it “believes the statements of tar and nicotine yields as measured by this test method are confusing at best, and are likely to mislead consumers who believe they will get proportionately less tar and nicotine from lower-rated cigarettes than from higher-rated brands.” In addition, the FTC stated that any continued use of cigarette descriptors must “not convey an erroneous or unsubstantiated message that a particular cigarette presents a reduced risk of harm or is otherwise likely to mislead consumers.” It is possible that these actions by the FTC could be cited as support for allegations by plaintiffs in pending or future litigation, or encourage additional litigation against cigarette manufacturers, including us.

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

In June 2009, the U.S. Congress passed, and the President signed into law, the Family Smoking Prevention and Tobacco Control Act that grants the FDA authority to regulate tobacco products. The legislation:

•	establishes a Tobacco Products Scientific Advisory Committee to, among other things, evaluate the issues surrounding the use of menthol as a flavoring or ingredient in cigarettes within one year of such committee’s establishment;

•	grants the FDA the regulatory authority to consider and impose broad additional restrictions through a rule making process, including a ban on the use of menthol in cigarettes;

•	requires larger and more severe health warnings on packs and cartons;

•	bans the use of descriptors on tobacco products, such as “low tar” and “light”;

•	requires the disclosure of ingredients and additives to consumers;

•	requires pre-market approval by the FDA for claims made with respect to reduced risk or reduced exposure products;

•	allows the FDA to require the reduction of nicotine or any other compound in cigarettes;

•	allows the FDA to mandate the use of reduced risk technologies in conventional cigarettes;

•	allows the FDA to place more severe restrictions on the advertising, marketing and sales of cigarettes; and

•	permits inconsistent state regulation of the advertising or promotion of cigarettes and eliminates the existing federal preemption of such regulation.

We believe that such regulation may adversely affect our ability to compete against our larger competitors, including Philip Morris, who may be able to more quickly and cost-effectively comply with these new rules and regulations.

The legislation permits the FDA to ban menthol upon a finding that such prohibition would be appropriate for the public health. Any ban or material limitation on the use of menthol in cigarettes would materially adversely affect our results of operation, cash flows and financial condition. It is possible that such additional regulation, including regulation of menthol short of a ban thereof, could result in a decrease in cigarette sales in the United States (including sales of our brands) and increased costs to us, which may have a material adverse effect on our financial condition, results of operations, and cash flows.

We have substantial payment obligations under litigation settlement agreements which will have a material adverse effect on our cash flows and operating income in future periods.

In 1998, Lorillard Tobacco, Philip Morris Incorporated, Brown & Williamson Tobacco Corporation and R.J. Reynolds Tobacco Company (the “Original Participating Manufacturers”) entered into the MSA with 46 states and various other governments and jurisdictions to settle asserted and unasserted health care cost recovery and other claims. We and certain other U.S. tobacco product manufacturers had previously settled similar claims brought by Mississippi, Florida, Texas and Minnesota (the “Initial State Settlements” and, together with the MSA, are referred to as the “State Settlement Agreements”).

Under the State Settlement Agreements, we paid $1.118 billion in 2009 and are obligated to pay between $1.125 and $1.175 billion in 2010, primarily based on 2009 estimated industry volume. Annual payments under the State Settlement Agreements are required to be paid in perpetuity and are based, among other things, on our domestic market share and unit volume of domestic shipments, with respect to the MSA, in the year preceding the year in which payment is due, and, with respect to the Initial State Settlements, in the year in which payment is due.

We are unable to make a meaningful estimate of the amount or range of loss that could result from an unfavorable outcome of certain material pending litigation.

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

Our principal competitors are the two other major U.S. cigarette manufacturers, Philip Morris and RJR Tobacco. We also compete against numerous other smaller manufacturers or importers of cigarettes. If our major competitors were to significantly increase the level of price discounts offered to consumers, we could respond by increasing price discounts, which could have a materially adverse effect on our profitability and results of operations.

Concerns that mentholated cigarettes may pose greater health risks could adversely affect our business.

Some plaintiffs and other sources, including public health agencies, have claimed or expressed concerns that mentholated cigarettes may pose greater health risks than non-mentholated cigarettes, including concerns that menthol cigarettes may make it easier to start smoking and harder to quit. In June 2009, the U.S. Congress passed, and the President signed into law, the Family Smoking Prevention and Tobacco Control Act that includes a provision establishing a Tobacco Products Scientific Advisory Committee to, among other things, evaluate issues surrounding the use of menthol as a flavoring or ingredient in cigarettes. In addition, the legislation permits the FDA to ban menthol upon a finding that such prohibition would be appropriate for the public health. In June 2008, seven former U.S. health secretaries criticized a bill then under consideration in the House of Representatives to grant the FDA the authority to regulate tobacco products and ban the use of characterizing flavors other than menthol in cigarettes. The former health secretaries argued that the menthol exemption discriminates against African-American smokers who often prefer menthol cigarettes and have higher rates of some smoking-related diseases. In the course of consideration of the bill by a committee of the House of Representatives an amendment was offered and rejected which would have banned the use of menthol as an ingredient in cigarettes. In 2002, the U.S. Department of Health and Human Services National Institutes of Health, Center for Disease Control and Prevention and National Cancer Institute and other public health agencies supported the First Conference on Menthol Cigarettes. The executive summary of the conference proceedings outlined “why it is important to study menthol cigarettes” and included statements that “menthol’s sensation of coolness might result in deeper inhalation” and “could contribute to increased uptake of inhaled tobacco constituents, including nicotine and cancer-causing agents...” In addition, the Center for Disease Control and Prevention has published a pamphlet titled “Pathways to Freedom, Winning the Fight Against Tobacco” that, under the heading “The Dangers of Menthol” states that “menthol can make it easier for a smoker to inhale deeply, which may allow more chemicals to enter the lungs. Menthol in cigarettes does not make smoking safer. In fact, menthol may even make things worse.” In October 2009, the Second Conference on Menthol Cigarettes (“Second Menthol Conference”) was held in Washington, D.C. during which tobacco control advocates met to discuss the state of science regarding menthol cigarettes. In December 2009, the chairs of the Second Menthol Conference provided a “Report to the Food and Drug Administration (FDA) Prepared as Public Comment” which summarized the proceedings of the Second Menthol Conference. Although no formal resolutions were passed at the Second Menthol Conference, the report contained “findings for the banning of menthol” which included, among other things, that menthol may be a starter product for youth, presented a greater addiction potential and was a social justice issue. Since we are the leading manufacturer of mentholated cigarettes in the United States, we could face increased exposure to tobacco-related litigation as a result of such allegations. Even if such claims are unsubstantiated, increased concerns about the health impact of mentholated cigarettes could adversely affect our sales, including sales of Newport. In addition, any ban or material limitation on the use of menthol in cigarettes would materially adversely affect our results of operation, cash flows and financial condition.

We are subject to important limitations on advertising and marketing cigarettes that could harm our competitive position.

Television and radio advertisements of tobacco products have been prohibited since 1971. Under the State Settlement Agreements, we generally cannot use billboard advertising, cartoon characters, sponsorship of concerts, non-tobacco merchandise bearing Lorillard’s brand names and various other advertising and marketing techniques. In addition, the MSA prohibits the targeting of youth in advertising, promotion or marketing of tobacco products. Accordingly, we have determined not to advertise our cigarettes in magazines with large readership among people under the age of 18. On June 22, 2009 the federal Family Smoking Prevention and Tobacco Control Act was signed into law granting authority over the regulation of tobacco products to the FDA. The law directs that the FDA to, among other things, reissue by June 22, 2010 a set of marketing and sales restrictions originally promulgated in 1995 as part of an unsuccessful effort by the agency to assert jurisdiction over tobacco products. In addition, many states, cities and counties have enacted legislation or regulations further restricting tobacco advertising, marketing and sales promotions, and others may do so in the future. Additional restrictions may be imposed or agreed to in the future. These limitations may make it difficult to maintain the value of an existing brand if sales or market share decline for any reason. Moreover, these limitations significantly impair the ability of cigarette manufacturers, including us, to launch new premium brands.

Sales of cigarettes are subject to substantial federal, state and local excise taxes.

On April 1, 2009, the federal excise tax on cigarettes increased $0.6166 per pack to $1.0066 per pack to finance health insurance for children. For the twelve months ended December 31, 2009, combined state and local excise taxes ranged from $0.07 to $4.25 per pack. Various states and localities have raised the excise tax on cigarettes substantially in recent years. In addition, increases in state excise taxes on cigarette sales were implemented in fourteen states and the District of Columbia during 2009 and ranged from $0.10 per pack to $1.00 per pack. It is our expectation that several states will propose further increases in 2010 and in subsequent years. We believe that increases in excise and similar taxes have had an adverse impact on sales of cigarettes. In addition, we believe that the 2009 increase in the federal excise tax, as well as possible future increases, the extent of which cannot be predicted, compounded by poor economic conditions, could result in further volume declines for the cigarette industry, including us, and an increased sales shift toward lower priced discount cigarettes rather than premium brands.

We are dependent on the domestic cigarette business, which we expect to continue to contract.

Although we conduct business in Puerto Rico, Guam and the U.S. Virgin Islands, our cigarette business in the 50 states of the United States (the “domestic cigarette market”) is currently our only significant business. The domestic cigarette market has generally been contracting and we expect it to continue to contract. We do not have foreign cigarette sales that could offset these effects, as we sold the international rights to substantially all of our brands, including Newport, in 1977. As a result of price increases, restrictions on advertising and promotions, increases in regulation and excise taxes, health concerns, a decline in the social acceptability of smoking, increased pressure from anti-tobacco groups and other factors, industry-wide domestic cigarette shipments have decreased at a compound annual rate of approximately 3.0% during the period 1999 through 2009. Industry-wide domestic cigarette shipments decreased by an estimated 8.6% for 2009 compared to 2008, 3.3% for 2008 to 2007, 5.0% during 2007, compared to 2006, and 1.5% during 2006 compared to 2005.

We derive most of our revenue from one brand.

Our largest selling brand, Newport, accounted for approximately 91.5% of our sales revenue for 2009. Our principal strategic plan revolves around the marketing and sales promotion in support of the Newport brand. We cannot ensure that we will continue to successfully implement our strategic plan with respect to Newport or that implementation of our strategic plan will result in the maintenance or growth of the Newport brand.

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

The loss of any of our key employees could adversely affect our business. Other than with respect to our chief executive officer, Martin L. Orlowsky, we do not have employment agreements with any of our key employees. In November 2009, we announced that the Board of Directors would be implementing a succession review process in anticipation of the possible retirement of Mr. Orlowsky upon the December 31, 2010 expiration of his employment agreement. Our Board of Directors is taking steps to ensure an orderly succession, but we may not be able to identify and hire a suitable successor in the required time period. As a tobacco company, we may experience difficulty in identifying and hiring qualified executives and other personnel in some areas of our business. This difficulty is primarily attributable to the health and social issues associated with the tobacco industry. The loss of services of any key personnel or our inability to attract and hire personnel with requisite skills could restrict our ability to develop new products, enhance existing products in a timely manner, sell products or manage our business effectively. These factors could have a material adverse effect on our results of operations and financial condition.

Several of our competitors have developed alternative cigarette products.

Certain of the major cigarette makers have developed and marketed alternative cigarette products. For example, Philip Morris developed an alternative cigarette, called Accord, in which the tobacco is heated rather than burned. RJR Tobacco has developed and is marketing an alternative cigarette, called Eclipse, in which the tobacco is primarily heated, with only a small amount of tobacco burned. Vector Tobacco Inc. is marketing a cigarette of fered in several packings with declining levels of nicotine, called Quest. Philip Morris and RJR Tobacco have indicated that these products may deliver fewer smoke components compared to conventional cigarettes. We have not marketed similar alternative cigarettes. Should such alternative cigarette products gain a significant share of the domestic cigarette market, we may be at a competitive disadvantage.

We may not be able to develop, produce or commercialize competitive new products and technologies required by regulatory changes or changes in consumer preferences.

Consumer health concerns and changes in regulations are likely to require us to introduce new products or make substantial changes to existing products. For example, 49 states and the District of Columbia have passed legislation requiring cigarette manufacturers to reduce the ignition propensity of their products. We believe that there may be increasing pressure from public health authorities to develop a conventional cigarette, an alternative cigarette or an alternative tobacco product that provides a demonstrable reduced risk of adverse health effects. We may not be able to develop a reduced risk product that is acceptable to consumers. In addition, the costs associated with developing any such new products and technologies could be substantial.

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

Sales of counterfeit cigarettes in the United States, including counterfeits of our Newport brand, could adversely impact sales by the manufacturers of the brands that are counterfeited and potentially damage the value and reputation of those brands. Additionally, smokers who mistake counterfeit cigarettes for our cigarettes may attribute quality and taste deficiencies in the counterfeit product to our brands and discontinue purchasing our brands. Although we do not believe that sales of counterfeit Newport cigarettes have had a material adverse effect on our sales volume, revenue and profits to date, the availability of counterfeit Newport cigarettes together with substantial increases in excise taxes and other potential price increases could result in increased demand for counterfeit product that could have a material adverse effect on our sales volume, revenue and profits in the future.

We rely on a single manufacturing facility for the production of our cigarettes.

We produce all of our cigarettes at our Greensboro, North Carolina manufacturing facility. If our manufacturing plant is damaged, destroyed or incapacitated or we are otherwise unable to operate our manufacturing facility, we may be unable to produce cigarettes and may be unable to meet customer demand which could have a material adverse effect on our sales volume, revenue and profits.

We rely on a small number of suppliers for certain of our domestic leaf tobacco and reconstituted tobacco.

We purchase approximately 80% of our domestic leaf tobacco through one supplier, Alliance One International, Inc. If Alliance One becomes unwilling or unable to supply leaf tobacco to us, we believe that leaf tobacco may not be available at prices comparable to those we pay to Alliance One, which could have a material adverse effect on our future profits. In addition, we purchase all of our reconstituted tobacco from one supplier, which is an affiliate of RAI, one of our major competitors. Reconstituted tobacco is a form of tobacco material manufactured as a paper-like sheet from small pieces of tobacco that are too small to incorporate into the cigarette directly and may include some tobacco stems, and which is used as a component of cigarette blends. If RAI becomes unwilling or unable to supply us and we are unable to find an alternative supplier on a timely basis, our operations could be dis rupted resulting in lower production levels and reduced sales, which could have a material adverse effect on our sales volume, revenue and profits in the future.

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

We believe these provisions protect our shareholders from coercive or otherwise unfair takeover tactics by requiring potential acquirers to negotiate with our Board of Directors and by providing our board with time to assess any acquisition proposal. These provisions are not intended to prevent such takeovers. However, these provisions apply even if the offer may be considered beneficial by some shareholders and could delay or prevent an acquisition that our Board of Directors determines is not in our best interests and those of our shareholders.

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

Our principal properties are owned in fee and generally we own all of the machinery we use. We believe that our properties and machinery are in generally good condition. We lease sales offices in major cities throughout the United States, a cold-storage facility in Greensboro and warehousing space in 19 public distribution warehouses located throughout the United States.

Item 3.	LEGAL PROCEEDINGS

Information regarding legal proceedings is set forth in Note 18 “Legal Contingencies” to our consolidated financial statements included in Part II, Item 8 of this report. The disclosure set forth in Note 18, “Legal Contingencies,” is incorporated herein by reference.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Executive Officers of the Registrant

Name	Age	Position(s)

Martin L. Orlowsky	68	Chairman, President and Chief Executive Officer
David H. Taylor	54	Executive Vice President, Finance and Planning and Chief Financial Officer
Ronald S. Milstein	53	Senior Vice President, Legal and External Affairs, General Counsel and Secretary
Charles E. Hennighausen	55	Executive Vice President, Production Operations
Randy B. Spell	58	Executive Vice President, Marketing and Sales

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

Our Common Stock began trading “regular way” on the NYSE under the symbol “LO” on June 10, 2008. There were 73 shareholders of record as of February 19, 2010. This figure excludes any estimate of the indeterminate number of beneficial holders whose shares may be held of record by brokerage firms and clearing agencies. The following table presents the high and low sales prices of our Common Stock on the NYSE as well as cash dividends declared per share during the fiscal quarters indicated:

			Cash
			Dividends
	Price per Share		Declared
Common Stock Market Price	High	Low	per Share

2009
Fourth Quarter	$81.76	$73.61	$1.00
Third Quarter	78.57	66.46	1.00
Second Quarter	69.94	58.73	0.92
First Quarter	67.00	52.51	0.92
2008
Fourth Quarter	$71.91	$53.30	$0.92
Third Quarter	77.39	62.70	0.92
Second Quarter (commencing June 10, 2008)	79.00	66.70	—

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

In 2009, we paid cash dividends of $155 million, $155 million, $163 million and $158 million on March 12, 2009, June 12, 2009, September 11, 2009 and December 11, 2009, respectively. In 2008, we paid cash dividends to Loews of $291 million and $200 million on January 24, 2008 and April 28, 2008, respectively, prior to the Separation. Following the Separation, we paid cash dividends of $158 million and $155 million to shareholders on September 12, 2008 and December 12, 2008, respectively. We expect to continue to pay cash dividends on our Common Stock.

Performance Graph

The following graph compares the cumulative total shareholder return on our Common Stock from June 10, 2008, the date our Common Stock commenced trading on a “when issued” basis, to December 31, 2009 with the comparable cumulative return of (i) the S&P 500 Index and (ii) the S&P Tobacco Index. The graph assumes $100 was invested on June 10, 2008 in our Common Stock and in each of the indices and assumes that all cash dividends are reinvested. The table below the graph shows the dollar value of those investments as of the dates in the graph. The comparisons in the graph are required by the SEC and are not intended to forecast or be indicative of future performance of our Common Stock.

	6/10/08	6/30/08	9/30/08	12/31/08	3/31/09	6/30/09	9/30/09	12/31/09
Lorillard Common Stock Value	$100.00	$90.25	$94.01	$75.59	$84.12	$93.59	$104.03	$113.75
S&P 500 Index Value	100.00	94.23	85.86	66.49	58.73	67.67	77.82	82.09
S&P Tobacco Index Value	100.00	97.77	96.78	83.79	75.09	86.48	95.97	99.21

The performance graph and related information above shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In the fourth quarter of 2009, we repurchased the following number of shares of our Common Stock:

				Approximate
			Total Number of	Dollar Value of
			Shares Purchased	Shares that
		Average	as Part of	May yet Be
	Total Number	Price	Publicly	Purchased
	of Shares	Paid per	Announced Plans	Under the Plans
(In millions, except for per share amounts)	Purchased	Share	or Programs	or Programs

October 1, 2009 — October 31, 2009	1.1	$77.24	1.1	$414
November 1, 2009 — November 30, 2009	2.0	$78.96	2.0	$259
December 1, 2009 — December 31, 2009	2.1	$78.93	2.1	$90

Total	5.2	$78.58	5.2

The shares repurchased were acquired under the share repurchase program authorized by the Board of Directors on July 27, 2009 for a maximum of $750 million. All repurchases were made in open market transactions. We record the repurchase of shares of Common Stock at cost based on the transaction date of the repurchase. As of December 31, 2009, the maximum dollar value of shares that could yet be purchased under the July 27, 2009 repurchase program was $90 million. As of January 19, 2010, the Company completed this repurchase program after repurchasing an additional 1.1 million shares in January 2010 at an average price of $78.36 per share. Cumulatively, we repurchased 9.8 million shares at an average price of $76.80 under this program.

Item 6.	SELECTED FINANCIAL DATA

The following table includes our selected historical consolidated financial information as of the dates and for the periods indicated. The selected historical consolidated financial information as of and for the years ended December 31, 2005 through 2009 have been derived from our audited financial statements. You should read the following selected historical consolidated financial data in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes appearing herein.

	Years Ended December 31,
	2009	2008	2007	2006	2005
	(In millions, except per share data)

Results of Operations:
Net sales(1)	$5,233	$4,204	$3,969	$3,755	$3,568
Cost of sales	3,327	2,434	2,313	2,166	2,119

Gross profit	1,906	1,770	1,656	1,589	1,449
Selling, general and administrative(2)	365	355	382	348	365

Operating income	1,541	1,415	1,274	1,241	1,084
Investment income(3)	5	20	109	103	68
Interest expense	(27)	(1)	—	—	(1)

Income before income taxes	1,519	1,434	1,383	1,344	1,151
Income taxes	571	547	485	518	445

Net income	$948	$887	$898	$826	$706

Diluted weighted average number of shares outstanding	164.62	172.21	173.92	173.92	173.92
Diluted earnings per share	$5.76	$5.15	$5.16	$4.75	$4.06
Dividends per share	$3.84	$4.67	$6.72	$4.50	$3.71
Ratio of earnings to fixed charges	57.3	N/M	N/M	N/M	N/M

(1)	Includes excise taxes of $1,547, $712, $688, $699 and $676 million, respectively.

(2)	2008 included expenses of $18 million related to the Separation of Lorillard from Loews, 2007 included a $66 million charge related to litigation and 2006 included a $20 million restructuring charge.

(3)	Includes income (loss) from limited partnership investments of $0, ($1), $34, $26, $16 million, respectively.

N/M - Not Meaningful

	December 31,
	2009	2008	2007	2006	2005
	(In millions)

Financial Position:
Current assets	$2,181	$1,962	$2,103	$2,115	$2,069
Total assets	2,575	2,321	2,600	2,759	2,796
Current liabilities	1,337	1,273	1,188	1,151	1,240
Long-term debt	722	—	—	—	—
Total liabilities	2,488	1,690	1,587	1,464	1,456
Shareholders’ equity	87	631	1,013	1,295	1,340

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Tobacco Settlement Costs

In 1998, we and the other Original Participating Manufacturers entered into the MSA with 46 states and various other governments and jurisdictions to settle asserted and unasserted health care cost recovery and other claims. We and certain other U.S. tobacco product manufacturers had previously settled similar claims brought by Mississippi, Florida, Texas and Minnesota (which are referred to as the Initial State Settlements, and together with the MSA, are referred to as the State Settlement Agreements). Our portion of ongoing adjusted settlement payments and legal fees is based on our relative share of the settling manufacturers’ domestic cigarette shipments, with respect to the MSA, in the year preceding that in which the payment is due, and, with respect to the Initial State Settlements, in the year in which payment is due. We record our portion of ongoing adjusted settlement payments as part of cost of sales as product is shipped. Please read “State Settlement Agreements” beginning on page 37 for additional information.

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

We record provisions in the consolidated financial statements for pending litigation when we determine that an unfavorable outcome is probable and the amount of loss can be reasonably estimated. Except for the impact of the State Settlement Agreements and the provision relating to the Scott case, as described in Note 18, “Legal Contingencies,” to our consolidated financial statements beginning on page 75, our management is unable to make a meaningful estimate of the amount or range of loss that could result from an unfavorable outcome of material pending litigation and, therefore, no material provision has been made in our consolidated financial statements for any unfavorable outcome. It is possible that our results of operations, cash flows and financial position could be materially adversely affected by an unfavorable outcome of certain pending or future litigation.

Defense costs associated with product liability claims are a significant component of our selling, general and administrative expenses and are accrued as incurred. Defense costs may increase in future periods, in part, as a result of the Engle Progeny Cases as described in Note 18, “Legal Contingencies,” to our consolidated financial statements. Numerous factors affect product liability defense costs in any given period. The principal factors are as follows:

•	the number and types of cases filed and appealed;

•	the number of cases tried and appealed;

•	the development of the law;

•	the application of new or different theories of liability by plaintiffs and their counsel; and

•	litigation strategy and tactics.

Please read Note 18, “Legal Contingencies,” to our consolidated financial statements for detailed information regarding tobacco litigation affecting us.

Pension and Postretirement Benefit Obligations

We are required to make a significant number of assumptions in order to estimate the liabilities and costs related to our pension and postretirement benefit obligations to employees under our benefit plans. The assumptions that have the most impact on pension costs are the discount rate, the expected return on plan assets and the expected rate of compensation increases. These assumptions are evaluated relative to current market factors such as inflation, interest rates and fiscal and monetary policies. Changes in these assumptions can have a material impact on pension obligations and pension expense.

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

The salary growth assumption reflects our long-term actual experience and future and near-term outlook. Long-term return on plan assets is determined based on historical portfolio results, asset allocations and management’s expectation of the future economic environment. Our major assumptions are set forth in Note 12 to our consolidated financial statements beginning on page 57.

For 2009, hypothetical changes in the assumptions we used for the pension plans would have had the following impact on our pension expense:

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

Income Taxes

We account for income taxes in accordance with Accounting Standard Codification Topic 740- Income Taxes. Under ASC 740, deferred tax assets and liabilities are determined based on the differences between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Judgment is required in determining income tax provisions and in evaluating tax positions. The uncertain tax provisions of ASC 740 prescribe a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. Additionally, ASC 740 provides guidance on the measurement, derecognition, classification and disclosure of tax positions, along with accounting for the related interest and penalties. Certain provisions of ASC 740 were effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening earnings retained in the business. We recognized a liability for unrecognized tax benefits of $25 million that was accounted for as a reduction to the January 1, 2007 balance of earnings retained in the business.

Inventories

Inventories are valued at the lower of cost, determined on a last-in, first-out (“LIFO”) basis, or market. The inventory of leaf tobacco is classified as a current asset in accordance with generally recognized trade practice although, due to the duration of the aging processes, a significant portion of the tobacco on hand will not be sold or used within one year.

Recent Accounting Pronouncements

Please read “Recently adopted accounting pronouncements” in Note 1 to our consolidated financial statements beginning on page 48.

Business Environment

Participants in the U.S. tobacco industry, including us, face a number of issues that have adversely affected their results of operations and financial condition in the past and will continue to do so, including:

•	A substantial volume of litigation seeking compensatory and punitive damages ranging into the billions of dollars, as well as equitable and injunctive relief, arising out of allegations of cancer and other health effects resulting from the use of cigarettes, addiction to smoking or exposure to environmental tobacco smoke, including claims for economic damages relating to alleged misrepresentation concerning the use of descriptors such as “lights,” as well as other alleged damages.

•	Substantial annual payments continuing in perpetuity, and significant restrictions on marketing and advertising have been agreed to and are required under the terms of certain settlement agreements, in cluding the Master Settlement Agreement among major tobacco manufacturers and 46 states and various other governments and jurisdictions (the “MSA”) that we entered into in 1998 along with Philip Morris Incorporated, Brown & Williamson Tobacco Corporation and R.J. Reynolds Tobacco Company (the other “Original Participating Manufacturers”) to settle asserted and unasserted health care cost recovery and other claims. We and certain other U.S. tobacco product manufacturers previously settled similar claims brought by Mississippi, Florida, Texas and Minnesota (the “Initial State Settlements,” and together with the MSA, the “State Settlement Agreements”). The State Settlement Agreements impose a stream of future payment obligations on us and the other major U.S. cigarette manufacturers and place significant restrictions on their ability to market and sell cigarettes.

•	The domestic cigarette market, in which we currently conduct our only significant business, continues to contract. As a result of price increases, restrictions on advertising, promotions and smoking in public and private facilities, increases in regulation and excise taxes, health concerns, a decline in the social acceptability of smoking, increased pressure from anti-tobacco groups and other factors, domestic cigarette shipments have decreased at a compound rate of approximately 3.0% from 1999 through 2009.

•	Increases in cigarette prices since 1998 have led to an increase in the volume of discount and, specifically, deep discount cigarettes. Cigarette price increases have been driven by increases in federal, state and local excise taxes and by manufacturer price increases. Price increases have led, and continue to lead, to high levels of discounting and other promotional activities for premium brands. Deep discount brands have grown from an estimated share in 1998 of less than 2.0% to an estimated 14.3% for the twelve months ended December 31, 2009, and continue to be a significant competitive factor in the domestic market. We do not have sufficient empirical data to determine whether the increased price of cigarettes has deterred consumers from starting to smoke or encouraged them to quit smoking, but it is likely that increased prices may have had an adverse effect on consumption and may continue to do so.

•	The tobacco industry is subject to substantial and increasing regulation. In June 2009, the U.S. Congress passed, and the President signed into law, the Family Smoking Prevention and Tobacco Control Act granting the FDA authority to regulate tobacco products. Pursuant to the terms of the new law, the FDA could promulgate regulations that could, among other things, result in a ban on or restrict the use of menthol in cigarettes. The law will impose new restrictions on the manner in which cigarettes can be advertised and marketed, require larger and more severe health warnings on cigarette packaging, permit restriction of the level of tar and nicotine contained in or yielded by cigarettes and may alter the way cigarette products are developed and manufactured. We believe that the law will provide our larger competitors with a competitive advantage. In August 2009, we, along with RJR Tobacco, other tobacco manufacturers and a tobacco retailer, filed a lawsuit in the U.S. District Court for the Western District of Kentucky against the FDA challenging the constitutionality of certain restrictions on speech included in the new law. These restrictions on speech include, among others, bans on the use of color and graphics in certain tobacco product advertising, limits on the right to make truthful statements regarding modified risk tobacco products, a prohibition on making certain statements about the FDA’s regulation of tobacco products, restrictions on the placement of outdoor advertising, a ban on certain promotions offering gifts in consideration for the purchase of tobacco products, a ban on brand name sponsorship of events and the sale of brand name merchandise, and a ban on the distribution of product samples. The suit also challenges the law’s requirement for extensive graphic warning labels on all packaging and advertising. The complaint seeks a judgment (i) declaring that such provisions of the new law violate the First and/or Fifth Amendments of the U.S. Constitution and (ii) enjoining the FDA from enforcing the unconstitutional provisions of the law. On January 4, 2010, the district court issued an order (a) striking down the provisions of the new law that banned the use of color and graphics in certain tobacco product advertising and prohibited tobacco manufacturers from making certain statements about the FDA’s regulation of tobacco products and (b) upholding the remaining challenged advertising provisions. The time for the plaintiffs or the FDA to file an appeal has not yet expired, and we have yet to decide whether to appeal the district court’s decision. While we believe there is established legal precedent supporting our claims, if there is an appeal of the district court’s decision (by either the plaintiffs or the FDA), we cannot predict the outcome of any such appeal. Nor can we make any assurances that any such appeal will be successful.

•	The federal government and many state and local governments and agencies, as well as private businesses, have adopted legislation, regulations or policies which prohibit, restrict or discourage smoking, including legislation, regulations or policies prohibiting or restricting smoking in public buildings and facilities, stores, restaurants and bars, on airline flights and in the workplace. Other similar laws and regulations are currently under consideration and may be enacted by federal, state and local governments in the future.

•	Substantial federal, state and local excise taxes are reflected in the retail price of cigarettes. As of April 1, 2009, the federal excise tax was $1.0066 per pack and for the twelve months ended December 31, 2009 combined state and local excise taxes ranged from $0.07 to $4.25 per pack. For the twelve months ended December 31, 2009, excise tax increases ranging from $0.10 to $1.00 per pack were implemented in fourteen states and the District of Columbia. Congress recently enacted and the President signed into law an increase in the federal excise tax on cigarettes by $0.6166 per pack to $1.0066 per pack, effective April 1, 2009, to finance health insurance for children. It is likely that increases in excise and similar taxes have had an adverse impact on sales of cigarettes and that the most recent increase and future increases, the extent of which cannot be predicted, could result in further volume declines for the cigarette industry, including us, and an increased sales shift toward deep discount cigarettes rather than premium brands. In addition, we and other cigarette manufacturers and importers are required to pay an assessment under a federal law designed to fund payments to tobacco quota holders and growers.

The domestic market for cigarettes is highly competitive. Competition is primarily based on a brand’s price, including the level of discounting and other promotional activities, positioning, consumer loyalty, retail display, quality and taste. Our principal competitors are the two other major U.S. cigarette manufacturers, Philip Morris and RJR Tobacco. We also compete with numerous other smaller manufacturers and importers of cigarettes, including deep discount cigarette manufacturers. We believe our ability to compete even more effectively has been restrained in some marketing areas as a result of retail merchandising contracts offered by Philip Morris and RJR Tobacco which limit the retail shelf space available to our brands. As a result, in some retail locations we are limited in competitively supporting our promotional programs, which may constrain sales.

The following table presents selected industry and market share data for Lorillard for years ended December 31, 2009, 2008 and 2007:

Selected Industry and Market Share Data(1)

	Year Ended December 31,
(Volume in billions)	2009	2008	2007

Lorillard total domestic unit volume	35.6	37.0	35.8
Industry total domestic unit volume	315.7	345.3	357.2
Lorillard’s share of the domestic market	11.3%	10.7%	10.0%
Lorillard’s premium volume as a percentage of its domestic volume	88.9	92.3	94.3
Lorillard’s share of the premium market	14.2	13.6	13.0
Newport’s share of the domestic market	9.8	9.7	9.2
Newport’s share of the premium market	13.9	13.3	12.6
Total menthol segment market share for the industry	28.8	28.4	27.9
Total discount segment market share for the industry	29.5	27.3	27.2
Newport’s share of the menthol market	34.1	34.0	32.9
Newport’s share of Lorillard’s total volume(2)	87.5	90.3	91.8
Newport’s share of Lorillard’s net sales(2)	91.5	93.7	93.9

(1)	Source: Management Science Associates, Inc. (“MSAI”), an independent third-party database management organization that collects wholesale shipment data from various cigarette manufacturers. MSAI divides the cigarette market into two price segments, the premium price segment and the discount or reduced price segment. MSAI’s information relating to unit sales volume and market share of certain of the smaller, primarily deep discount, cigarette manufacturers is based on estimates derived by MSAI. Management believes that volume and market share information for deep discount manufacturers may be understated and, correspondingly, market share information for the larger manufacturers, including Lorillard, may be overstated by MSAI. Lorillard has made certain adjustments to the data received from MSAI to reflect management’s judgment as to which brands are included in the menthol segment.

(2)	Source: Lorillard shipment reports.

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

Cost of sales includes federal excise taxes, leaf tobacco cost, wrapping and casing material, manufacturing labor and production salaries, wages and overhead, depreciation related to manufacturing plant and equipment, research and development costs, distribution, other manufacturing costs, State Settlement Agreement expenses, the federal assessment for tobacco growers and promotional product expenses. Promotional product expenses include the cost, including all applicable excise taxes, of the free portion of “buy some get some free” promotions.

Selling, general and administrative expenses includes sales force expenses, legal and other costs of litigating and administering product liability claims, administrative expenses and advertising and marketing costs. Advertising and marketing costs include items such as direct mail, advertising, agency fees and point of sale materials.

Investment income includes interest and dividend income, realized gains and losses on sale of investments and equity in the earnings of limited partnership investments.

Interest expense includes interest expense related to debt and income taxes.

Results of Operations

Year ended December 31, 2009 Compared to the Year ended December 31, 2008

	2009	2008
	(In millions)

Net sales (including excise taxes of $1,547 and $712)	$5,233	$4,204
Cost of sales	3,327	2,434

Gross profit	1,906	1,770
Selling, general and administrative	365	355

Operating income	1,541	1,415
Investment income	5	20
Interest expense	(27)	(1)

Income before income taxes	1,519	1,434
Income taxes	571	547

Net income	$948	$887

Net sales.  Net sales increased by $1.029 billion, or 24.5%, from $4.204 billion in 2008 to $5.233 billion in 2009. Net sales increased $835 million due to the increase in federal excise taxes effective April 1, 2009 and $533 million due to higher average unit prices reflecting price increases in May and December 2008 and February and March 2009, partially offset by $251 million due to lower unit sales volume and $88 million of higher sales incentives. Federal excise taxes are included in net sales and increased $30.83 per thousand units, or $0.62 per pack of 20 units, to $50.33 per thousand cigarettes, or $1.01 per pack of 20 cigarettes, effective April 1, 2009.

Our total unit volume and domestic unit volume decreased 3.9% during 2009 compared to 2008. Unit volume figures in this section are provided on a gross basis. Our domestic wholesale shipments in 2009 reflect the negative impact of the federal excise tax increase implemented on April 1, 2009. Total Newport unit volume and domestic Newport unit volume decreased 6.9% during 2009 compared to 2008. Industry-wide domestic unit volume decreased an estimated 8.6% during 2009 compared to 2008. Industry shipments of premium brands comprised 70.5% of industry-wide domestic unit volume during 2009 compared to 72.7% during 2008.

Cost of sales.  Cost of sales increased by $893 million, or 36.7%, from $2.434 billion in 2008 to $3.327 billion in 2009. The increase in cost of sales is primarily due to the increase in federal excise taxes ($835 million), higher raw material costs, primarily tobacco and wrapping materials ($74 million), higher expenses related to the State Settlement Agreements ($11 million), the assessment of Food and Drug Administration fees ($9 million) and higher pension expense ($15 million), partially offset by lower unit sales volume ($34 million) and the absence of free product promotions ($17 million). We recorded pre-tax charges for our obligations under the State Settlement Agreements of $1.128 billion and $1.117 billion for the years ended December 31, 2009 and 2008, respectively, an increase of $11 million. The $11 million increase is due to the impact of the inflation adjustment ($30 million) and other adjustments ($24 million), partially offset by lower unit sales ($43 million).

Selling, general and administrative.  Selling, general and administrative expenses increased $10 million, or 2.8%, from $355 million in 2008 to $365 million in 2009. The increase was primarily due to an increase in legal expenses of $18 million due to the continuing defense costs associated with the Engle Progeny cases and higher pension expense of $8 million, partially offset by a decrease in marketing costs of $6 million and the absence of an $18 million charge in 2008 related to the Separation.

Investment income.  Investment income decreased $15 million in 2009, compared to 2008 and the decrease primarily reflects lower interest rates on investments.

Interest expense.  Interest expense increased $26 million in 2009, compared to 2008, and the increase reflects interest on the Senior Notes issued in the second quarter of 2009, net of the effect of interest rate swap agreements.

Income taxes.  Income taxes increased $24 million or 4.4% from $547 million in 2008 to $571 million in 2009. The change reflects the increase in income before income taxes of $85 million in 2009 or 5.9% partially offset by a decrease in the effective tax rate from 38.2% in 2008 to 37.6% in 2009. This decrease in the effective tax rate impacts income tax expense by $9 million, and is primarily due to the impact, in 2008, of the Separation on the availability of the manufacturer’s deduction for the pre-Separation period and the non-deductibility of certain Separation expenses, and, in 2009, the favorable resolution of certain state income tax matters, partially offset by an increase in state tax rates.

Year ended December 31, 2008 Compared to the Year ended December 31, 2007

	2008	2007
	(In millions)

Net sales (including excise taxes of $712 and $688)	$4,204	$3,969
Cost of sales	2,434	2,313

Gross profit	1,770	1,656
Selling, general and administrative	355	382

Operating income	1,415	1,274
Investment income	20	109
Interest expense	(1)	—

Income before income taxes	1434	1,383
Income taxes	547	485

Net income	$887	$898

Net sales.  Net sales increased by $235 million, or 5.9%, from $3.969 billion in 2007 to $4.204 billion in 2008. Net sales increased $168 million due to an increase in unit sales volume and $109 million due to higher average unit prices reflecting price increases in September 2007, May 2008 and December 2008, partially offset by higher sales incentives of $42 million. Federal excise taxes are included in net sales and had remained constant at $19.50 per thousand units, or $0.39 per pack of 20 cigarettes, since January 1, 2002.

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

Cost of sales.  Cost of sales increased by $121 million, or 5.2%, from $2.313 billion in 2007 to $2.434 billion in 2008. The increase in cost of sales is primarily attributed to higher expenses related to the State Settlement Agreements. We recorded pretax charges for our obligations under the State Settlement Agreements of $1.117 billion and $1.048 billion for the years ended December 31, 2008 and 2007, respectively, an increase of $69 million. The $69 million pretax increase is due to the impact of the inflation adjustment ($30 million), higher gross unit sales ($32 million) and other adjustments ($7 million). Higher unit sales resulted in higher Federal Excise taxes ($24 million), higher manufacturing costs ($24 million) and higher costs under the Federal Assessment for Tobacco Growers ($6 million). Additionally, higher material prices ($24 million) were partially offset by lower promotional product expenses ($20 million).

Selling, general and administrative.  Selling, general and administrative expenses decreased $27 million, or 7.1%, from $382 million in 2007 to $355 million in 2008. The decrease was primarily due to a $66 million litigation charge in 2007, partially offset by an increase in legal expenses of $25 million in 2008 and $18 million of costs related to the separation of Lorillard from Loews. The $25 million increase in legal fees is primarily due to increased legal fees related to Engle Progeny case filings and legal fees related to a claim by Lorillard Tobacco that it is entitled to reduce its MSA payments based on a loss of market share to nonparticipating manufacturers. The $18 million of costs related to the separation from Loews includes $10 million for a management bonus and $8 million for financial and legal fees associated with the transaction.

Investment income.  Investment income decreased by $89 million, or 81.7%, from $109 million in 2007 to $20 million in 2008. Investment income includes a loss of $1 million from equity in the earnings of limited partnership investments in 2008 compared to income of $34 million in 2007. Investments in limited partnerships were substantially reduced during the first quarter of 2008. The remaining decrease in investment income reflects lower interest rates and a lower average invested asset balance for 2008 compared to 2007.

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

Liquidity and Capital Resources

Our cash and cash equivalents of $1.384 billion at December 31, 2009 were invested in prime money market funds.

Cash Flows

Cash flow from operating activities.  The principal source of liquidity for our business and operating needs is internally generated funds from our operations. We generated net cash flow from operations of $1.037 billion for 2009 compared to $980 million for 2008. The increased cash flow in 2009 primarily reflects the increase in net income. Net cash flow from operations was $980 million for 2008, compared to $882 million for 2007. The increased cash flow in 2008 reflects the payment of invoices under the MSA based on sales made in the current year but invoiced mostly in the following year and timing differences related to cash payments of estimated taxes.

Cash flow from investing activities.  The changes in cash flow from investing activities arise from our decision to reposition our invested assets from fixed maturities classified as investments available for sale to short term instruments classified as cash equivalents. Our cash flow from investing activities used cash of $51 million for the twelve months ended December 31, 2009 compared to $201 million of cash provided for 2008. The decrease in cash flow provided by investing activities in 2009 is primarily due to no investment purchases and sales. Our cash flow from investing activities provided cash of $201 million and $367 million for the twelve months ended December 31, 2008 and 2007, respectively. The decrease in cash flow provided by investing activities in 2008 is primarily due to a decrease in the level of investment purchases and sales.

Capital expenditures were $51 million, $44 million and $51 million for 2009, 2008 and 2007, respectively. The expenditures were primarily for the modernization of manufacturing equipment. Our capital expenditures for 2010 are forecast to be between $55 million and $65 million.

Cash flow from financing activities.  Our cash flow from operations has exceeded our working capital and capital expenditure requirements in each of the years ended December 31, 2009, 2008 and 2007. We paid cash dividends to Loews of $1,170 million for the year ended December 31, 2007. We paid cash dividends to Loews of $291 million and $200 million on January 24, 2008 and April 28, 2008, respectively. We paid cash dividends to shareholders of $158 million and $155 million on September 12, 2008 and December 12, 2008, respectively. In 2009, we paid cash dividends of $155 million, $155 million, $163 million and $158 million on March 12, 2009, June 12, 2009, September 11, 2009 and December 11, 2009, respectively.

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

In September 2009, Lorillard Tobacco entered into interest rate swap agreements, which the Company guaranteed, with a notional amount of $750 million to modify its exposure to interest rate risk by converting the interest rate payable on the Notes from a fixed rate to a floating rate based on LIBOR. See “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” for additional information on the interest rate swap agreements.

During 2009, we repurchased approximately 12.3 million shares under our repurchase programs at a cost of $910 million. As of December 31, 2009, the maximum dollar value of shares that could yet be purchased under the July 27, 2009 $750 million repurchase program was $90 million. As of January 19, 2010, the Company completed this repurchase program after repurchasing an additional 1.1 million shares at an average price of $78.36 per share.

Purchases by the Company under these programs were made from time to time at prevailing market prices in open market purchases, privately negotiated transactions, block purchase techniques or otherwise, as determined by the Company’s management. The purchases were funded from existing cash balances, including proceeds from the issuance of the Notes. These programs do not obligate the Company to acquire any particular amount of its common stock. The timing, frequency and amount of repurchase activity will depend on a variety of factors such as levels of cash generation from operations, cash requirements for investment in the Company’s business, current stock price, market conditions and other factors.

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

The rate of return on our pension assets in 2009 was a positive 16.2%. Our pension expense was approximately $32 million in 2009 and we anticipate pension expense of approximately $17 million in 2010. We contributed $23 million to our pension plans in 2009 and anticipate a contribution of $15 million in 2010.

We believe that it would be appropriate for a company of our size and financial characteristics to have a prudent level of debt as a component of our capital structure in order to reduce our total cost of capital and improve total shareholder returns. Accordingly, we raised $750 million of debt financing in 2009, and we expect that we will seek to raise additional debt financing in the future, although the structure, timing and amount of such indebtedness has not yet been determined and will depend on a number of factors, including, but not limited to the prevailing credit and interest rate environment, our cash requirements, and other business, financial and tax considerations. The proceeds of any such debt financing may be used to fund stock repurchases, acquisitions, dividends or for other general corporate purposes. We presently have no commitments or agreements with or from any third party regarding any debt financing transactions and no assurance can be given that we will ultimately pursue any debt financing or, if pursued, that we will be able to obtain debt financing at the suggested levels or on attractive terms.

State Settlement Agreements

The State Settlement Agreements require us and the other Original Participating Manufacturers (Philip Morris Incorporated, Brown & Williamson Tobacco Corporation and R.J. Reynolds Tobacco Company) to make aggregate annual payments of $10.4 billion in perpetuity, subject to adjustment for several factors described below. In addition, the Original Participating Manufacturers are required to pay plaintiffs’ attorneys’ fees, subject to an aggregate annual cap of $500 million. These payment obligations are several and not joint obligations of each of the Original Participating Manufacturers. Our obligations under the State Settlement Agreements will materially adversely affect our cash flows and operating income in future years.

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

During 2009, we paid $1.049 billion under the State Settlement Agreements, primarily based on 2008 volume. In addition, in April 2009, we deposited $69 million, in an interest-bearing escrow account in accordance with procedures established in the MSA pending resolution of a claim by us and the other Original Participating Manufacturers that they are entitled to reduce their MSA payments based on a loss of market share to non-participating manufacturers. Most of the states that are parties to the MSA are disputing the availability of the reduction and we believe that this dispute will ultimately be resolved by judicial and arbitration proceedings. Our $69 million reduction is based upon the Original Participating Manufacturers collective loss of market share in 2006. In April of 2008, 2007 and 2006, we had previously deposited $72 million, $111 million and $109 million, respectively, in the same escrow account discussed above, which was based on a loss of market share in 2005, 2004 and 2003 to non-participating manufacturers. In February 2009, we directed the transfer of $72 million from this account to the non-disputed account, related to the loss of market share in 2005, pursuant to an Agreement Concerning Arbitration that we and other Participating Manufacturers entered into with certain MSA states. This amount was then paid to the MSA states. We and other Original Participating Manufacturers have the right to claim additional reductions of MSA payments in subsequent years under provisions of the MSA.

Contractual Cash Payment Obligations

The following table presents the contractual cash payment obligations of Lorillard as of December 31, 2009:

					More
		Less Than			Than 5
	Total	1 Year	1-3 Years	3-5 Years	Years
	(In millions)

Senior notes	$750	$—	$—	$—	$750
Interest payments related to notes	578	61	183	122	212
Tobacco leaf purchase obligations	213	183	30	—	—
Machinery purchase obligations	47	46	1	—	—
Operating lease obligations	4	2	2	—	—

Total	$1,592	$292	$216	$122	$962

In addition to the obligations presented in the table above, as of December 31, 2009, we believe that it is reasonably possible that payments of up to $4 million may be made to various tax authorities in the next twelve months related to gross unrecognized tax benefits. We cannot make a reasonably reliable estimate of the amount of liabilities for unrecognized tax benefits that may result in cash settlements for periods beyond twelve months.

As previously discussed, we have entered into the State Settlement Agreements which impose a stream of future payment obligations on us and the other major U.S. cigarette manufacturers. Our portion of ongoing adjusted settlement payments, including fees to settling plaintiffs’ attorneys, are based on a number of factors which are described above. Our cash payment under the State Settlement Agreements in 2009 amounted to $1.118 billion and we estimate our cash payments in 2010 under the State Settlement Agreements will be between $1.125 billion and $1.175 billion, primarily based on 2009 estimated industry volume. Payment obligations are not incurred until the related sales occur and therefore are not reflected in the above table. Please see the discussion of the calculation of the Original Participating Manufacturers base payment obligations under the State Settlement Agreements under “— State Settlement Agreements” on page 37.

Off-Balance Sheet Arrangements — None.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We invest in financial instruments that involve market risk. Our measure of market risk exposure represents an estimate of the change in fair value of our financial instruments. Market risk exposure is presented below for each class of financial instrument we held at December 31, 2009, assuming immediate adverse market movements of the magnitude described below. We believe that the rate of adverse market movement represents a measure of exposure to loss under hypothetically assumed adverse conditions. The estimated market risk exposure represents the hypothetical loss to future earnings and does not represent the maximum possible loss nor any expected actual loss, even under adverse conditions, because actual adverse fluctuations would likely differ. In addition, since our investment portfolio is subject to change based on our portfolio management strategy as well as in response to changes in the market, these estimates are not necessarily indicative of the actual results which may occur. The market risk exposure represents the potential loss in carrying value and pretax impact to future earnings caused by the hypothetical change in price.

Exposure to market risk is managed and monitored by senior management. Senior management approves our overall investment strategy and has the responsibility to ensure that the investment positions are consistent with that strategy with an acceptable level of risk.

Interest rate risk.  Our investments, which are included in cash and cash equivalents, consist of money market funds with financial institutions. Those investments are exposed to fluctuations in interest rates. A sensitivity analysis, based on a hypothetical 1% increase or decrease in interest rates on our average 2009 investments, would cause an increase or decrease in pre-tax income of approximately $14.5 million.

Our debt is denominated in US Dollars and has been issued at a fixed rate. In September 2009, we entered into interest rate swap agreements for a total notional amount of $750 million to hedge changes in fair value of the Notes due to changes in the designated benchmark interest rate. Changes in the fair value of the derivative are recorded in earnings along with offsetting adjustments to the carrying amount of the hedged debt. A sensitivity analysis, based on a hypothetical 1% change in LIBOR, would cause an increase or decrease in pretax income of approximately $7.5 million on an annualized basis for 2009.

Liquidity risk.  We may be forced to cash settle all or a portion of our derivative contracts before the expiration date if our debt rating is downgraded below Ba2 by Moody’s or BB by S&P. This could have a negative impact on our cash position. Early cash settlement would result in the timing of our hedge settlement not being matched to the cash settlement of the debt. See Note 9 for additional information on derivatives.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements and Supplementary Data are comprised of the following sections:

Page
No.

Report of Independent Registered Public Accounting Firm	41
Consolidated Balance Sheets	42
Consolidated Statements of Income	43
Consolidated Statements of Shareholders’ Equity	44
Consolidated Statements of Cash Flows	45
Notes to Consolidated Financial Statements	46
EX-12.1
EX-21.1
EX-23.1
EX-31.1
EX-31.2
EX-32.1
EX-99.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Lorillard, Inc.
Greensboro, North Carolina.

We have audited the accompanying consolidated balance sheets of Lorillard, Inc. and Subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and 2008, and the results of operations and cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Charlotte, North Carolina
February 25, 2010

LORILLARD, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
	(In millions)

ASSETS:
Cash and cash equivalents	$1,384	$1,191
Accounts receivable, less allowances of $3 and $2	9	7
Other receivables	41	55
Inventories	281	255
Deferred income taxes	466	454

Total current assets	2,181	1,962
Plant and equipment, net	237	218
Prepaid pension assets	60	36
Deferred income taxes	48	71
Other assets	49	34

Total assets	$2,575	$2,321

LIABILITIES AND SHAREHOLDERS’ EQUITY:
Accounts and drafts payable	$23	$30
Accrued liabilities	318	255
Settlement costs	982	974
Income taxes	14	14

Total current liabilities	1,337	1,273
Long-term debt	722	—
Postretirement pension, medical and life insurance benefits	300	317
Other liabilities	129	100

Total liabilities	2,488	1,690

Commitments and Contingent Liabilities

Shareholders’ Equity:

Preferred stock, $0.01 par value, authorized 10 million shares	—	—
Common stock:
Authorized — 600 million shares; par value — $.01 per share
Issued — 174 million and 174 million shares
Outstanding — 156 million and 168 million shares	2	2
Additional paid-in capital	234	222
Earnings retained in the business	1,282	965
Accumulated other comprehensive loss	(121)	(158)
Treasury stock at cost, 18 million and 6 million shares	(1,310)	(400)

Total shareholders’ equity	87	631

Total liabilities and shareholders’ equity	$2,575	$2,321

See Notes to Consolidated Financial Statements

LORILLARD, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2009	2008	2007
	(In millions)

Net sales (including excise taxes of $1,547, $712 and $688)	$5,233	$4,204	$3,969
Cost of sales	3,327	2,434	2,313

Gross profit	1,906	1,770	1,656
Selling, general and administrative	365	355	382

Operating income	1,541	1,415	1,274
Investment income	5	20	109
Interest expense	(27)	(1)	—

Income before income taxes	1,519	1,434	1,383
Income taxes	571	547	485

Net income	$948	$887	$898

Earnings per share:
Basic	$5.76	$5.15	$5.16
Diluted	$5.76	$5.15	$5.16

Weighted average number of shares outstanding:
Basic	164.48	172.09	173.92
Diluted	164.62	172.21	173.92

See Notes to Consolidated Financial Statements

LORILLARD, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

					Accum-
					ulated
	Compre-			Earnings	Other		Total
	hensive		Additional	Retained	Compre-		Share-
	Income	Common	Paid-in	in the	hensive	Treasury	holders’
	(Loss)	Stock	Capital	Business	Loss	Stock	Equity
	(In millions)

Balance, January 1, 2007, as previously reported		$—	$215	$1,179	$(99)	$—	$1,295
Par value adjustment, Lorillard common stock — 1.7 million to 1 stock split		2	(2)				—
Cumulative effect from adoption of new accounting for income taxes				(25)			(25)

Balance, January 1, 2007, as adjusted		2	213	1,154	(99)	—	1,270
Comprehensive income:
Net income	$898			898			898
Other comprehensive gains, pension liability, net of tax expense of $6	11				11		11

Comprehensive income	$909

Dividends paid				(1,170)			(1,170)
Share-based compensation			4				4

Balance, December 31, 2007		$2	$217	$882	$(88)	$—	$1,013

Comprehensive income:
Net income	$887			887			887
Other comprehensive losses, pension liability, net of tax benefit of $38	(70)				(70)		(70)

Comprehensive income	$817

Dividends paid				(804)			(804)
Shares repurchased						(400)	(400)
Share-based compensation			5				5

Balance, December 31, 2008		$2	$222	$965	$(158)	$(400)	$631

Comprehensive income:
Net income	$948			948			948
Other comprehensive gains, pension liability, net of tax expense of $20	37				37		37

Comprehensive income	$985

Dividends paid				(631)			(631)
Shares repurchased						(910)	(910)
Share-based compensation			12				12

Balance, December 31, 2009		$2	234	1,282	(121)	(1,310)	87

See Notes to Consolidated Financial Statements

LORILLARD, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2009	2008	2007
	(In millions)

Cash flows from operating activities:
Net income	$948	$887	$898
Adjustments to reconcile to net cash provided by (used in) operating activities:
Depreciation and amortization	32	32	40
Deferred income taxes	(9)	72	(62)
Share-based compensation	5	3	2
Gain on investments	—	—	(34)
Amortization of marketable securities	—	—	(22)
Pension, health and life insurance benefits expense	46	21	24
Pension, health and life insurance contributions	(37)	(32)	(31)
Excess tax benefits from share-based arrangements	(1)	—	—
Changes in operating assets and liabilities:
Accounts and other receivables	12	(38)	6
Inventories	(26)	(32)	(40)
Accounts payable and accrued liabilities	56	28	(20)
Settlement costs	8	43	102
Income taxes	—	5	(44)
Other assets	(4)	9	(9)
Litigation accrual	—	—	66
Other	7	(18)	6

Net cash provided by operating activities	1,037	980	882

Cash flows from investing activities:
Purchases of investments	—	(1,050)	(4,916)
Proceeds from sales of investments	—	545	1,934
Proceeds from maturities of investments	—	750	3,400
Additions to plant and equipment	(51)	(44)	(51)

Net cash provided by (used in) investing activities	(51)	201	367

Cash flows from financing activities:
Dividends paid	(631)	(804)	(1,170)
Shares repurchased	(910)	(400)	—
Proceeds from issuance of long-term debt	750	—	—
Debt issuance costs	(5)	—	—
Proceeds from exercise of stock options	2	—	—
Excess tax benefits from share-based arrangements	1	4	3

Net cash used in financing activities	(793)	(1,200)	(1,167)

Change in cash and cash equivalents	193	(19)	82

Cash and cash equivalents, beginning of year	1,191	1,210	1,128

Cash and cash equivalents, end of year	$1,384	$1,191	$1,210

Cash paid for income taxes	$563	$514	$598

Cash paid for interest, net of interest rate swaps	$28	$—	$—

See Notes to Consolidated Financial Statements

LORILLARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Significant Accounting Policies

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

On June 10, 2008, Loews Corporation (“Loews”) distributed 108,478,429 shares of common stock of the Company in exchange for and in redemption of all 108,478,429 outstanding shares of Loews’ Carolina Group stock, as described in the Registration Statement (File No. 333-149051) on Form S-4 filed with the Securities and Exchange Commission (the “SEC”) under the Securities act of 1933 as amended (the “Separation”). Pursuant to the terms of the Exchange Offer, described in the Registration Statement, on June 16, 2008, Loews accepted 93,492,857 shares of Loews common stock in exchange for 65,445,000 shares of the Company’s Common Stock. As a result of such distributions, Loews ceased to own any equity interest in the Company and the Company became an independent publicly held company.

Prior to the Separation, Lorillard was included in the Loews consolidated federal income tax return, and federal income tax liabilities were included on the balance sheet of Loews. Under the terms of the pre-Separation Tax Allocation Agreement between Lorillard and Loews, the Company made payments to, or was reimbursed by Loews for the tax effects resulting from its inclusion in Loews’ consolidated federal income tax return. In September 2009, Loews reimbursed Lorillard $14 million, which was recorded as a receivable in 2008, related to pre-Separation tax benefits and payments.

Subsequent to the issuance of the Company’s 2008 consolidated financial statements included in Form 8-K, filed on June 11, 2009, the Company determined that immaterial errors existed in the footnote disclosure containing the condensed consolidating statement of cash flows for the year ended December 31, 2008. The Issuer’s statement of cash flows for the year ended December 31, 2008 has been corrected to reflect $150 million return of capital, previously reported as a financing inflow, as an investing inflow. In addition, the statement of cash flows for All Other Subsidiaries for the same period has been corrected to properly include the $150 million payment to the Issuer, previously reported as return of capital outflow within financing activities, as a component of dividends paid also within financing activities. These immaterial errors did not impact operating cash flows for any consolidating entity and had no impact on the consolidated statement of cash flows for the year ended December 31, 2008.

Additionally, subsequent to the issuance of the Company’s 2008 and 2007 financial statements included in Form 8-K, filed on June 11, 2009, the Company amended the presentation of pension and postretirement cash inflows and outflows on the statement of cash flows by adding the lines “Pension, health and life insurance benefits expense” and “Pension, health and life insurance contributions” to enhance the disclosure of pension related activities. These changes have been reflected on the consolidated statement of cash flows as well as the consolidating statements of cash flows for the years ended December 31, 2008 and December 31, 2007.

Also, subsequent to the issuance of the Company’s 2008 consolidated financial statements included in Form 8-K, filed on June 11, 2009, the Company determined that immaterial errors existed in the consolidated statements of income for the years ended December 31, 2008 and 2007. The consolidated statement of income has been corrected to properly classify $6 million for each of the years ended December 31, 2008 and 2007,

LORILLARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

previously classified as selling, general and administrative costs, as cost of sales. Within the consolidating financial information footnote (Note 17), the correction of the error was reflected in the Issuer column.

Use of estimates — The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and related notes. Significant estimates in the consolidated financial statements and related notes include: (1) accruals for tobacco settlement costs, litigation, sales incentive programs, income taxes and share-based compensation, (2) the determination of discount and other rate assumptions for defined benefit pension and other postretirement benefit expenses and (3) the valuation of pension assets. Actual results could differ from those estimates.

Cash equivalents — Cash equivalents consist of short-term liquid investments with a maturity at date of purchase of 90 days or less. Interest and dividend income are included in investment income. The cost of securities sold is based on the specific identification method and transactions are recorded on the trade date.

Repurchase agreements — During 2009 and 2008, Lorillard loaned cash to unrelated parties, primarily major financial institutions through collateralized repurchase agreements. Borrowers are required to deposit treasury securities as collateral with Lorillard of at least 102% of the amount of cash loaned. The securities received as collateral by Lorillard are not reflected as assets of Lorillard as there exists no right to sell or repledge the collateral. There were no repurchase agreements outstanding at December 31, 2009 and $236 million outstanding at December 31, 2008.

Inventories — Inventories are valued at the lower of cost, determined on a last-in, first-out (“LIFO”) basis, or market. A significant portion of leaf tobacco on hand will not be sold or used within one year, due to the duration of the aging process. All inventory of leaf tobacco, including the portion that has an operating cycle that exceeds 12 months, is classified as a current asset and is generally consistent with recognized trade practice.

Depreciation — Buildings, machinery and equipment are depreciated for financial reporting purposes on the straight-line method over estimated useful lives of those assets of 40 years for buildings and 3 to 12 years for machinery and equipment.

Derivative agreements — In September 2009, Lorillard Tobacco entered into interest rate swap agreements, which the Company guaranteed, with a total notional amount of $750 million. The interest rate swap agreements qualify for hedge accounting and were designated as fair value hedges. Under the swap agreements, Lorillard Tobacco receives a fixed rate settlement and pays a variable rate settlement with the difference recorded in interest expense. Changes in the fair value of the swap agreements are recorded in other assets or other liabilities with an offsetting adjustment to the carrying amount of the hedged debt. See Note 9.

Accumulated other comprehensive income (loss)  — The components of accumulated other comprehensive income (loss) (“AOCI”) include the pension liability and any unrealized gains (losses) on available for sale investments, net of related taxes.

Revenue recognition — Revenue from product sales, net of sales incentives, is recognized at the time ownership of the goods transfers to customers and collectability is reasonably assured. Federal excise taxes are recognized on a gross basis, and are reflected in both net sales and cost of sales. Sales incentives include retail price discounts, coupons and retail display allowances and are recorded as a reduction of revenue based on amounts estimated as due to customers and consumers at the end of a period based primarily on use and redemption rates. Sales to one customer represented 26%, 26% and 24% of total sales of Lorillard in 2009, 2008 and 2007, respectively.

Cost of sales — Cost of sales includes federal excise taxes, leaf tobacco cost, wrapping and casing material, manufacturing labor and production salaries, wages and overhead, research and development costs, distribution, other manufacturing costs, State Settlement Agreement expenses, the federal assessment for

LORILLARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

tobacco growers, Food and Drug Administration fees, and promotional product expenses. Promotional product expenses include the cost, including excise taxes, of the free portion of “buy some get some free” promotions.

Advertising and marketing costs — Advertising costs are recorded as expense in the year incurred. Marketing and advertising costs that include such items as direct mail, advertising, agency fees and point of sale materials are included in selling, general and administrative expenses. Advertising expense was $40 million, $47 million and $50 million for the years ended December 31, 2009, 2008 and 2007, respectively.

Research and development costs — Research and development costs are recorded as expense as incurred, are included in cost of sales and amounted to $19 million, $20 million and $18 million for each of the years ended December 31, 2009, 2008 and 2007, respectively.

Tobacco settlement costs — Lorillard recorded pre-tax charges of $1.128 billion, $1.117 billion and $1.048 billion for the years ended December 31, 2009, 2008 and 2007, respectively, to accrue its obligations under the State Settlement Agreements (see Note 18). Lorillard’s portion of ongoing adjusted settlement payments and legal fees is based on its share of total domestic cigarette shipments in that year. Accordingly, Lorillard records its portion of ongoing adjusted settlement payments as part of cost of sales as the related sales occur. Payments are made annually and are generally due in April of the year following the accrual of costs. The settlement cost liability on the balance sheets represents the unpaid portion of the Company’s obligations under the State Settlement Agreements.

Share-Based compensation costs — Under the 2008 Incentive Compensation Plan, the fair market value of the exercise price per share is based on the closing price at the date of the grant. Share-based compensation expense is recognized net of an estimated forfeiture rate and for shares expected to vest, using a straight-line basis over the requisite service period of the award.

Legal costs and loss contingencies — Legal costs are expensed as incurred and amounted to $98 million, $80 million and $55 million for the years ended December 31, 2009, 2008 and 2007, respectively. Loss contingencies related to pending or threatened litigation are accrued as a charge to selling, general and administrative expense when both of the following conditions are met: (i) a determination that it is probable that an asset has been impaired or a liability has been incurred, and (ii) the amount of loss can be reasonably estimated. See Note 18 for a description of loss contingencies.

Income taxes — Deferred tax assets and liabilities are determined based on the differences between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Judgment is required in determining income tax provisions and in evaluating tax positions. For uncertain tax positions to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. Where applicable, interest related to uncertain tax positions is recognized in interest expense. Penalties, if incurred, are recognized as a component of income tax expense. Certain provisions of ASC 740 were effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening earnings retained in the business. A liability was recorded for unrecognized tax benefits of $25 million that was accounted for as a reduction to the January 1, 2007 balance of earnings retained in the business.

Recently adopted accounting pronouncements — Lorillard adopted FASB ASC Paragraph 260-10-45-60 “Participating Securities and the Two-Class Method.” ASC 260-10-45-60 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share. This interpretation was effective for financial statements issued for fiscal years beginning after December 15, 2008 and interim periods within those years. The adoption of ASC 260-10-45-60 did not have a material impact on Lorillard’s financial position or results of operations.

LORILLARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Lorillard adopted FASB ASC Subtopic 715-20 “Employers’ Disclosures about Postretirement Benefit Plan Assets.” ASC Subtopic 715-20 requires disclosure of investment policies and strategies in narrative form. ASC Subtopic 715-20 also requires employer disclosure on the fair value of plan assets, including (a) the level in the fair value hierarchy, (b) a reconciliation of beginning and ending fair value balances for Level 3 assets and (c) information on inputs and valuation techniques. See Note 12 for related disclosure.

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

Lorillard adopted FASB ASC Section 815-10-50 “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133.” ASC 815-10-50 requires qualitative disclosures about the objectives and strategies for using derivatives; quantitative data about the fair value of, and gains and losses on, de rivative contracts; and details of credit-risk-related contingent features in hedged positions. ASC 815-10-50 also requires enhanced disclosure around derivative instruments in financial statements accounted for under ASC Subtopic 815-20, “Accounting for Derivative Instruments and Hedging Activities,” and how hedges affect an entity’s financial position, financial performance and cash flows. ASC 815-10-50 was effective for fiscal years and interim periods beginning after November 15, 2008. Lorillard adopted ASC 815-10-50 in September 2009. See Note 9 for related disclosure.

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

Lorillard adopted FASB ASC Section 820-10-35 “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” ASC 820-10-35 includes factors for evaluating if a market has a significant decrease in the volume and level of activity. If there has been a decrease, then the entity must do further analysis of the transactions or quoted prices to determine if the transactions were orderly. The entity cannot ignore available information and should apply appropriate risk adjustments in the fair value calculation. The effective date was for interim periods ending after June 15, 2009. The adoption of ASC 820-10-35 did not have a material impact on Lorillard’s financial position or results of operations.

Lorillard adopted FASB ASC Section 825-10-65 “Interim Disclosures about Fair Value of Financial Instruments.” ASC 825-10-65 requires interim disclosures on the fair value of financial instruments. The effective date was for interim periods ending after June 15, 2009. The adoption of ASC 825-10-65 was reflected in our Form 10-Q filed for the second and third quarters of 2009.

Lorillard adopted FASB ASC Topic 855 “Subsequent Events,” which sets forth (1) the period after the balance sheet date during which management of a reporting entity shall evaluate events or transactions that

LORILLARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

may occur for potential recognition or disclosure in the financial statements, (2) the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements and (3) the disclosures that an entity shall make about events or transactions that occurred after the balance sheet date. ASC 855 applies to the accounting for and disclosure of subsequent events not addressed in other applicable generally accepted accounting principles (GAAP). ASC 855 was effective for financial statements issued for interim periods and fiscal years ending after June 15, 2009. The adoption of ASC 855 did not have a material impact on Lorillard’s financial position or results of operations. Lorillard has evaluated subsequent events through February 25, 2010, the date the consolidated financial statements were issued.

Lorillard adopted FASB ASU 2009-05 “Fair Value Measurements and Disclosures (Topic 820) — Measuring Liabilities at Fair Value.” Fair value of liabilities is defined as a price in an orderly transaction between market participants, but often liabilities are not transferred in the market due to significant restrictions. If a quoted price in an active market is available, it should be used and disclosed as a level 1 valuation. When that is not available, an entity can use either a) the quoted price of an identical liability when traded as an asset in an active or inactive market, b) the quoted price for similar liabilities traded as assets in an active market or c) a valuation technique, such as the income or present value approaches. No adjustments should be made for the existence of contractual restrictions that prevent transfer. The update is effective for the first period after the issue date of August 2009. ASU 2009-05 did not have a material impact on Lorillard’s financial position or results of operations.

Accounting pronouncements not yet adopted.  In January 2010, the FASB issued Accounting Standards Update 2010-04 “Accounting for Various Topics — Technical Corrections to SEC Paragraphs” effective upon the issue date of January 15, 2010. ASU 2010-04 contains various technical corrections to the Accounting Standards Codification for the SEC sections. Lorillard is evaluating the impact that adopting ASU 2010-04 will have on its financial position or results of operations.

In January 2010, the FASB issued Accounting Standards Update 2010-06 “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.” ASU 2010-06 establishes additional disclosures related to fair value. Transfers in and out of Level 1 and Level 2 and the reasons for the transfers must be disclosed. Level 3 purchases, sales, issuances and settlements should be presented separately rather than net. In addition, the level of disaggregation and input and valuation techniques need to be disclosed. The effective dates are periods beginning after December 15, 2010 for the Level 3 purchases, sales, issuances and settlements disclosure, and periods beginning after December 15, 2009 for all other provisions. Lorillard is evaluating the impact that adopting ASU 2010-06 will have on its financial position or results of operations.

In February 2010, the FASB issued Accounting Standards Update 2010-08 “Technical Corrections to Various Topics” effective upon the issue date of February 2, 2010. ASU 2010-08 contains various technical corrections to the Accounting Standards Codification including the glossary, Statement of Cash Flows, consolidations, embedded derivatives, and cash flow hedges. Lorillard is evaluating the impact that adopting ASU 2010-08 will have on its financial position or results of operations.

LORILLARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Inventories

Inventories are valued at the lower of cost, determined on a LIFO basis, or market and consisted of the following:

	December 31,
	2009	2008
	(In millions)

Leaf tobacco	$236	$208
Manufactured stock	41	42
Materials and supplies	4	5

	$281	$255

If the average cost method of accounting was used, inventories would be greater by approximately $189 million and $155 million at December 31, 2009 and 2008, respectively.

3.	Plant and Equipment

Plant and equipment is stated at historical cost and consisted of the following:

	December 31,
	2009	2008
	(In millions)

Land	$3	$3
Buildings	87	87
Equipment	563	532

Total	653	622
Accumulated depreciation	(416)	(404)

Plant and equipment-net	$237	$218

Depreciation and amortization expense was $32 million, $32 million and $40 million for 2009, 2008 and 2007, respectively.

4.	Other Assets

Other assets were as follows:

	December 31,
	2009	2008
	(In millions)

Other investments	$15	15
Restricted cash	13	13
Debt issuance costs	5	—
Other prepaid assets	16	6

Total	$49	$34

LORILLARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Accrued Liabilities

Accrued liabilities were as follows:

	December 31,
	2009	2008
	(In millions)

Legal fees	$21	$21
Salaries and other compensation	16	21
Medical and other employee benefit plans	30	27
Consumer rebates	86	62
Sales promotion	21	23
Excise and other taxes	78	56
Other accrued liabilities	66	45

Total	$318	$255

6.	Commitments

Lorillard leases certain real estate and transportation equipment under various operating leases. Listed below are future minimum rental payments required under those operating leases with noncancelable terms in excess of one year.

December 31, 2009
(In millions)

2010	$1.8
2011	1.4
2012	0.8
2013	0.2
2014	0.0

Net Minimum lease payments	$4.2

Rental expense for all operating leases was $6 million, $6 million and $6 million for 2009, 2008 and 2007, respectively.

At December 31, 2009, Lorillard had contractual purchase obligations of approximately $47 million. These purchase obligations include agreements to purchase machinery. Future contractual purchase obligations at December 31, 2009 were as follows:

	2010	2011	2012	2013	2014
	(In millions)

Contractual purchase obligations	$46	$1	$0	$0	$0

7.	Fair Value

Fair value is the price that would be received upon sale of an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The following fair value hierarchy is

LORILLARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Assets and liabilities measured at fair value on a recurring basis at December 31, 2009 were as follows:

(In millions)	Level 1	Level 2	Level 3	Total
		(In millions)

Cash and Cash Equivalents:
Prime money market funds	$1,384	$—	$—	$1,384

Total cash and cash equivalents	$1,384	$—	$—	$1,384

Derivative Liability:
Interest rate swaps — fixed to floating rate	$—	$28	$—	$28

Total derivative liability	$—	$28	$—	$28

The fair value of the money market funds, classified as Level 1, utilized quoted prices in active markets.

The fair value of the interest rate swaps, classified as Level 2, utilized a market approach model using the notional amount of the interest rate swap multiplied by the observable inputs of time to maturity and market interest rates. See Note 9 for additional information on the interest rate swaps.

8.	Long Term Debt

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

In September 2009, Lorillard Tobacco entered into interest rate swap agreements, which the Company guaranteed, with a notional amount of $750 million to modify its exposure to interest rate risk by converting the interest rate payable on the Notes from a fixed rate to a floating rate based on LIBOR. See Note 9 for additional information on the interest rate swap agreements.

Upon the occurrence of a change of control triggering event, Lorillard Tobacco will be required to make an offer to repurchase the Notes at a price equal to 101% of the aggregate principal amount of the Notes, plus accrued interest. A “change of control triggering event” occurs when there is both a “change of control” (as defined in the Supplemental Indenture) and the Notes cease to be rated investment grade by both Moody’s and S&P within 60 days of the occurrence of a change of control or public announcement of the intention to effect

LORILLARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

a change of control. The Notes are not entitled to any sinking fund and are not redeemable prior to maturity. The Notes contain covenants that restrict liens and sale and leaseback transactions, subject to a limited exception. At December 31, 2009, the carrying value of the Notes was $722 million and the fair value was $826 million. The fair value of the Notes was based on market pricing.

9.	Derivative Instruments

In September 2009, Lorillard Tobacco entered into interest rate swap agreements, which the Company guaranteed, with a total notional amount of $750 million to modify its exposure to interest rate risk by effectively converting the interest rate payable on the Notes from a fixed rate to a floating rate. Under the agreements, Lorillard Tobacco receives interest based on a fixed rate of 8.125% and pays interest based on a floating one-month LIBOR rate plus a spread of 4.625%. As of December 31, 2009, the variable rate was 4.856%. The agreements expire in June 2019. The interest rate swap agreements qualify for hedge accounting and were designated as fair value hedges. Under the swap agreements, Lorillard Tobacco receives a fixed rate settlement and pays a variable rate settlement with the difference recorded in interest expense. That difference reduced interest expense by $6 million for 2009.

For derivatives designated as fair value hedges, which relate entirely to hedges of debt, changes in the fair value of the derivatives are recorded in other assets or other liabilities with an offsetting adjustment to the carrying amount of the hedged debt. At December 31, 2009, such adjustments decreased the carrying amount of debt outstanding by $28 million and increased other liabilities by $28 million in the consolidated condensed balance sheet.

If our debt rating is downgraded below Ba2 by Moody’s or BB by S&P, the swap agreements will terminate and we will be required to settle them in cash before their expiration date.

10.	Earnings Per Share

Basic and diluted earnings per share (“EPS”) were calculated using the following:

	Year Ended
	December 31,
	2009	2008	2007
		(In millions)

Net Earnings	$948	$887	$898

Weighted Average Shares Outstanding — Basic	164.48	172.09	173.92
Stock Options and Stock Appreciation Rights	0.14	0.12	—

Weighted Average Shares Outstanding — Diluted	164.62	172.21	173.92

Options to purchase 1.1 million shares and 0.4 million shares of common stock were excluded from the diluted earnings per share calculation because their effect would be anti-dilutive for the years ended December 31, 2009 and 2008, respectively.

Loews distributed its interest in the Company to holders of Loews’ Carolina Group stock and Loews’ common stock in a series of transactions which were completed on June 10, 2008 and June 16, 2008, respectively. The Company had 173,923,429 shares outstanding as of the Separation from Loews. All prior period EPS amounts were adjusted to reflect the new capital structure of the Company.

11.	Income Taxes

Prior to the Separation, Lorillard was included in the Loews consolidated federal income tax return, and federal income tax liabilities were included on the balance sheet of Loews. Under the terms of the pre-

LORILLARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Separation Tax Allocation Agreement between Lorillard and Loews, Lorillard made payments to, or was reimbursed by Loews for the tax effects resulting from its inclusion in Loews’ consolidated federal income tax return. As of December 31, 2009, there were no tax obligations between Lorillard and Loews for periods prior to the Separation. Following the Separation, Lorillard and its eligible subsidiaries filed a stand alone consolidated federal income tax return.

The Separation Agreement imposes restrictions on Lorillard’s ability to engage in certain significant corporate transactions, for a period of two years, that could cause the Separation to become taxable to Loews. Lorillard, however, may undertake any such action if it first obtains a supplemental ruling from the IRS or an unqualified tax opinion of a nationally recognized law firm, in either case in form and substance reasonably acceptable to Loews, to the effect that the proposed transaction would not adversely affect the tax-free nature of the Separation. The Separation Agreement also requires Lorillard (and any successor entity) to indemnify Loews for any losses resulting from the failure of the Separation to qualify as a tax-free transaction (except if the failure to qualify is solely due to Loews’s fault). This indemnification obligation applies regardless of whether the action is restricted as described above, or whether Lorillard or a potential acquirer obtains a supplemental ruling or an opinion of counsel.

The Separation Agreement further provides for cooperation between Lorillard and Loews with respect to additional tax matters, including the exchange of information and the retention of records which may affect the income tax liability of the parties to the Separation Agreement.

Lorillard’s 2006 consolidated federal income tax return is subject to examination by the IRS. For 2007 and 2008, the IRS has invited Loews and its eligible subsidiaries to participate in the Compliance Assurance Process (“CAP”) which is a voluntary program for a limited number of large corporations. Loews and Lorillard, as an eligible subsidiary, agreed to participate. Under CAP, the IRS conducts a real-time audit and works contemporaneously with Lorillard to resolve any issues prior to the filing of the tax return. Lorillard’s participation in the CAP will end when the IRS approves Loews’ 2008 consolidated federal income tax return as filed.

During 2008, the IRS completed its examination of the 2007 Loews consolidated federal income tax return resulting in no changes being made to the reported tax on the return.

Lorillard adopted the uncertain tax provisions of ASC 740, “Income Taxes,” on January 1, 2007. As a result of this adoption, Lorillard recognized a decrease to beginning retained earnings on January 1, 2007 of $25 million. At December 31, 2009, 2008 and 2007 there were $18 million, $19 million and $21 million, respectively, of tax benefits that, if recognized, would affect the effective tax rate.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(In millions)	2009	2008	2007

Balance at January 1	$29	$33	$50
Additions for tax positions of prior years	9	2	3
Reductions for tax positions of prior years	(7)	(3)	(18)
Additions based on tax positions related to the current year	20	5	8
Settlements	(10)	(2)	(7)
Lapse of statute of limitations	(2)	(6)	(3)

Balance at December 31	$39	$29	$33

Lorillard recognizes interest accrued related to unrecognized tax benefits and tax refund claims in interest expense and recognizes penalties (if any) in income tax expense. During the years ended December 31, 2009, 2008 and 2007 Lorillard recognized an expense (benefit) of approximately ($1) million, $1 million and ($6) million in interest and penalties, respectively. Lorillard had accrued interest and penalties related to

LORILLARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

unrecognized tax benefits of $11 million and $15 million at December 31, 2009 and December 31, 2008, respectively.

Due to the potential for resolution of certain tax examinations and the expiration of various statutes of limitation, it is reasonably possible that Lorillard’s gross unrecognized tax benefits balance may decrease by approximately $15 million in the next twelve months.

The Company and/or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, various states and city jurisdictions and one foreign jurisdiction. Lorillard’s consolidated federal income tax returns for years after 2005 are subject to IRS examination. With few exceptions, Lorillard’s state, local or foreign tax returns are subject to examination by taxing authorities for years after 2004.

The provision (benefit) for income taxes consisted of the following:

	Year Ended December 31,
	2009	2008	2007
	(In millions)

Current
Federal	$469	$398	$470
State	111	78	77
Deferred
Federal	(6)	58	(39)
State	(3)	13	(23)

Total	$571	$547	$485

Deferred tax assets (liabilities) are as follows:

	December 31,
	2009	2008
	(In millions)

Deferred tax assets:
Employee benefits	$102	$111
Settlement costs	421	416
State and local income taxes	12	14
Inventory capitalization	9	10
Litigation and legal	33	32
Other	6	−

Gross deferred tax assets	583	583

Deferred tax liabilities:
Depreciation	(37)	(27)
Federal effect of state deferred taxes	(32)	(31)

Gross deferred tax liabilities	(69)	(58)

Net deferred tax assets	$514	$525

Total income tax expense for the years ended December 31, 2009, 2008 and 2007 was different than the amounts of $531 million, $502 million and $484 million, computed by applying the statutory U.S. federal income tax rate of 35% to income before taxes for each of the years.

LORILLARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A reconciliation between the statutory federal income tax rate and Lorillard’s effective income tax rate as a percentage of income is as follows:

	2009	2008	2007

Statutory rate	35.0%	35.0%	35.0%
Increase (decrease) in rate resulting from:
State taxes	4.6	4.1	2.6
Domestic manufacturer’s deduction	(1.9)	(1.3)	(2.2)
Other	(0.1)	0.4	(0.3)

Effective rate	37.6%	38.2%	35.1%

12.	Retirement Plans

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

Lorillard also provides certain senior level management employees with nonqualified, unfunded supplemental retirement plans. While these plans are unfunded, Lorillard has certain assets invested in an executive life insurance policy that are to be used to provide for certain of these benefits.

Weighted-average assumptions used to determine benefit obligations:

			Other
	Pension Benefits		Postretirement Benefits
	December 31,		December 31,
	2009	2008	2009	2008

Discount rate	6.0%	6.3%	6.0%	6.3%
Rate of compensation increase	4.8%	5.0%

Weighted-average assumptions used to determine net periodic benefit cost:

				Other Postretirement
	Pension Benefits			Benefits
	Year Ended December 31,			Year Ended December 31,
	2009	2008	2007	2009	2008	2007

Discount rate	6.3%	6.0%	5.8%	6.3%	6.0%	5.8%
Expected long-term return on plan assets	7.5%	7.5%	7.5%
Rate of compensation increase	5.0%	5.0%	5.5%

The expected long-term rate of return for Plan assets is determined based on widely-accepted capital market principles, long-term return analysis for global fixed income and equity markets and the active total return oriented portfolio management style. The methodology used to derive asset class risk/return estimates varies due to the nature of asset classes, the availability of historical data, implications from currency, and other factors. In many cases, where historical data is available, data is drawn from indices such as MSCI or G7 country data. For alternative asset classes where historical data may be insufficient or incomplete, estimates are based on long-term capital market conditions and/or asset class relationships. The expected rate of return

LORILLARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

for the Plan is based on the target asset allocation and return assumptions for each asset class. The estimated Plan return represents a nominal compound return which captures the effect of estimated asset class and market volatility.

	Other Postretirement
	Benefits
	Year Ended
	December 31,
	2009	2008

Assumed health care cost trend rates for other postretirement benefits:
Pre-65 health care cost trend rate assumed for next year	10.0%	9.5%
Post-65 health care cost trend rate assumed for next year	9.0%	9.5%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0%	5.0%
Year that the rate reaches the ultimate trend rate:
Pre-65	2020	2018
Post-65	2018	2018

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One Percentage Point
	Increase	Decrease
	(In millions)

Effect on total of service and interest cost	$1	$(1)
Effect on postretirement benefit obligations	14	(12)

Net periodic pension and other postretirement benefit costs include the following components:

				Other Postretirement
	Pension Benefits			Benefits
	Year Ended			Year Ended
	December 31,			December 31,
	2009	2008	2007	2009	2008	2007
	(In millions)

Service cost	$17	$17	$17	$4	$4	$4
Interest cost	56	54	52	12	12	12
Expected return on plan assets	(61)	(70)	(68)	—	—	—
Amortization of unrecognized net loss (gain)	15	1	2	(1)	(1)	—
Amortization of unrecognized prior service cost	5	5	5	(1)	—	—

Net periodic benefit cost	$32	$7	$8	$14	$15	$16

LORILLARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following provides a reconciliation of benefit obligations, plan assets and funded status of the pension and postretirement plans:

			Other
			Postretirement
	Pension Benefits		Benefits
	December 31,		December 31,
	2009	2008	2009	2008
	(In millions)

Change in benefit obligation:
Benefit obligation at January 1	$927	$937	$196	$213
Service cost	17	17	4	4
Interest cost	56	54	12	12
Plan participants’ contributions	—	—	5	5
Amendments	4	2	—	—
Actuarial (gain) loss	18	(24)	8	(18)
Benefits paid from plan assets	(60)	(59)	(20)	(21)
Medicare Part D Drug Subsidy	—	—	1	1

Benefit obligation at December 31	962	927	206	196

Change in plan assets:
Fair value of plan assets at January 1	829	955	—	—
Actual return on plan assets	129	(83)	—	—
Employer contributions	23	16	14	16
Plan participants’ contributions	—	—	6	5
Benefits paid from plan assets	(60)	(59)	(20)	(21)

Fair value of plan assets at December 31	921	829	—	—

Funded status	(41)	$(98)	$(206)	$(196)

Amounts recognized in the balance sheets consist of:
Noncurrent assets	60	$30	$—	$—
Current liabilities	—	—	(13)	(13)
Noncurrent liabilities	(101)	(128)	(193)	(183)

Net amount recognized	$(41)	$(98)	$(206)	$(196)

Net actuarial (gain) loss	$(50)	$129	$8	$(18)
Recognized actuarial gain (loss)	(15)	(1)	1	1
Prior service cost	4	2	—	—
Recognized prior service (cost)	(5)	(5)	—	—

Total recognized other comprehensive (loss) income	$(66)	$125	$9	$(17)

Total recognized net periodic benefit cost and other	$(34)	$132	$24	$(3)

LORILLARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Information for pension plans with an accumulated benefit obligation in excess of plan assets consisted of the following:

	Pension Benefits
	December 31,
	2009	2008
	(In millions)

Projected benefit obligation	$517	$492
Accumulated benefit obligation	464	440
Fair value of plan assets	416	364

The general principles guiding the investment of the Plan assets are embodied in the Employee Retirement Income Security Act of 1974 (“ERISA”). These principles include discharging Lorillard’s investment responsibilities for the exclusive benefit of Plan participants and in accordance with the “prudent expert” standards and other ERISA rules and regulations. Investment objectives for Lorillard’s pension Plan assets are to optimize the long-term return on Plan assets while maintaining an acceptable level of risk, to diversify assets among asset classes and investment styles, and to maintain a long-term focus.

In 2009, Lorillard conducted an asset/liability study to determine the optimal strategic asset allocation to meet the Plan’s projected long-term benefit obligations and desired funding status. The Plan is managed using a Liability Driven Investment (“LDI”) framework which focuses on achieving the Plan’s return goals while assuming a reasonable level of funded status volatility.

Based on this LDI framework the asset allocation has two primary components. The first component of the asset allocation is the “hedging portfolio” which uses the Plan’s fixed income portfolio to hedge a portion of the interest rate risk associated with the Plan’s liabilities, thereby reducing the Plan’s expected funded status volatility. The second component is the “growth/equity portfolio” which is designed to enhance portfolio returns. The growth portfolio is broadly diversified across the following asset classes; Global Equities, Long Short Equities, Absolute Return Hedge Funds, Private Equity (including growth equity, buyouts, and other illiquid assets deigned to enhance returns), and Private Real Assets. Alternative investments, including hedge funds, are used judiciously to enhance risk adjusted long-term returns while improving portfolio diversification. Derivatives may be used to gain market exposure in an efficient and timely manner. Investment risk is measured and monitored on an ongoing basis through annual liability measurements, periodic asset/liability studies, and quarterly investment portfolio reviews.

LORILLARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The pension plans asset allocations were:

	Asset Allocation as of	Allocation as of
	12/31/09	12/31/08
	(%)	(%)

Asset Class
U.S. Equity	13.9	10.2
Global ex U.S. Equity	10.9	5.5
Emerging Markets Equity	2.9	1.2
Absolute Return Hedge Funds	11.6	11.5
Equity Hedge Funds	12.4	5.1
Private Equity	6.7	5.9
Private Real Assets	0.8	0.5
Fixed Income	39.8	47.2
Cash Equivalents	1.0	12.9

Total	100.0	100.0

Fair Value Measurements — The following table presents our plan assets using the fair value hierarchy as of December 31, 2009. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. Level 1 refers to fair values determined based on quoted prices in active markets for identical assets. Level 2 refers to fair values estimated using significant other observable inputs. Level 3 includes fair values estimated using significant non-observable inputs.

	Total	Level 1	Level 2	Level 3
	(In millions)

Asset Class:
U.S. Equity	$128	$59	$38	$31
Global ex U.S. Equity	100	−	100	−
Emerging Markets Equity	27		27	−
Absolute Return Hedge Funds	107	−	26	81
Equity Hedge Funds	115	−	57	58
Private Equity	62	−	−	62
Private Real Assets	7	−	−	7
Fixed Income	366	366	−	−
Cash Equivalents	9	−	9	−

Total	$921	$425	$257	$239

Equity securities are primarily valued using a market approach based on the quoted market prices of identical instruments.

Hedge funds are primarily based on NAV’s calculated by the fund and are not publicly available.

Private equity valuations are reported by the fund manager and are based on the valuation of underlying investments, which include inputs such as cost, operating results, discounted future cash flows and market based comparable data.

Real estate values are reported by the fund manager and are based on valuation of the underlying investments, which include inputs such as cost, discounted future cash flows, independent appraisals and market based on comparable data.

LORILLARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fixed income securities are primarily valued using a market approach with inputs that include broker quotes in a non-active market.

Cash equivalents are primarily held in registered money market funds which are valued using a market approach based on the quoted market prices of identical instruments.

The following table presents a reconciliation of Level 3 assets held during the year ended December 31, 2009.

	January 1,	Net Realized	Net Purchases,	Net Transfers	December 31,
	2009	Unrealized	Issuances and	Into/(Out of)	2009
	Balance	Gains/(Losses)	Settlements	Level 3	Balance

US Equity	−	6	25		31
Absolute Return Hedge Funds	119	31	(69)		81
Equity Hedge Funds	40	9	9		58
Private Equity	47	13	2		62
Private Real Assets	4	−	3		7

The table below presents the estimated amounts to be recognized from accumulated other comprehensive income into net periodic benefit cost during 2010.

		Other
	Pension	Postretirement
	Benefits	Benefits
	(In millions)

Amortization of (gain) loss recognition	$7	$—
Amortization of prior service cost	5	—

Total estimated amounts to be recognized	$12	$—

Lorillard projects expected future minimum benefit payments as follows.

			Less
		Other	Medicare
		Postretirement	Drug
Expected future benefit payments	Pension Benefits	Benefit Plans	Subsidy	Net
	(In millions)

2010	$64	$15	$1	$14
2011	70	16	1	15
2012	68	17	1	16
2013	69	18	2	16
2014	71	18	2	16
2015 — 2019	370	94	3	91

	$712	$178	$10	$168

Lorillard expects to contribute $15 million to its pension plans and $15 million to its other postretirement benefit plans in 2010.

Profit Sharing — Lorillard has a Profit Sharing Plan for hourly employees. Lorillard’s contributions under this plan are based on Lorillard’s performance with a maximum contribution of 15% of participants’ earnings. Contributions for 2009, 2008 and 2007 were $9 million, $9 million and $9 million, respectively.

Savings Plan — Lorillard sponsors an Employees Savings Plan for salaried employees. Lorillard provides a matching contribution of 100% of the first 3% of pay contributed and 50% of the next 2% of pay contributed

LORILLARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

by employees. Lorillard contributions for 2009, 2008 and 2007 were $4 million, $4 million and $4 million, respectively.

13.	Share-Based Compensation

Stock Option Plan — On June 10, 2008, Lorillard separated from Loews, and all of the outstanding equity awards granted from the Carolina Group 2002 Stock Option Plan (the “Carolina Group Plan”) were converted on a one-for-one basis to equity awards granted from the Lorillard Inc. 2008 Incentive Compensation Plan (the “Lorillard Plan”) with the same terms and conditions. In May 2008, Lorillard’s sole shareholder and Board of Directors approved the Lorillard Plan in connection with the issuance of the Company’s Common Stock for the benefit of certain Lorillard employees. The aggregate number of shares of the Company’s Common Stock for which options, stock appreciation rights (“SARs”) or restricted stock may be granted under the Lorillard Plan is 3,714,825 shares, of which 714,825 were outstanding Carolina Group stock options converted to the Lorillard Plan; and the maximum number of shares of Lorillard Common Stock with respect to which options or SARs may be granted to any individual in any calendar year is 500,000 shares. The exercise price per share may not be less than the fair value of the Company’s Common Stock on the date of the grant. Generally, options and SARs vest ratably over a four-year period and expire ten years from the date of grant. The fair value of the awards immediately after the Separation did not exceed the fair value of the awards immediately before the Separation, as measured in accordance with the provisions of ASC Topic 718, and no incremental compensation expense was recorded as a result of the modification of the Carolina Group awards.

A summary of the stock option and SAR transactions for the Carolina Group Plan from January 1, 2008 through June 10, 2008 follows:

	2008
		Weighted
		Average
	Number of	Exercise
	Awards	Price

Awards outstanding, January 1	628,328	$49.78
Granted	111,000	79.03
Exercised	(24,503)	34.78

Awards outstanding, June 10, 2008	714,825	$42.93

Awards exercisable, June 10, 2008	307,303	$32.51

Shares available for grant, June 10, 2008	249,500

LORILLARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the stock option and SAR transactions for the Lorillard Plan for the post-separation period from June 11, 2008 to December 31, 2008 and from January 1, 2009 to December 31, 2009 follows:

	2009		2008
		Weighted		Weighted
		Average		Average
	Number of	Exercise	Number of	Exercise
	Awards	Price	Awards	Price

Awards outstanding at January 1, 2009 and June 11, 2008	814,950	$57.21	714,825	$42.93
Granted	810,421	70.59	111,000	69.94
Exercised	(100,186)	37.74	(10,875)	31.00

Awards outstanding, December 31	1,525,185		814,950

Awards exercisable, December 31	399,240		296,425

Shares available for grant, December 31	2,726,243		2,884,943

The following table summarizes information about stock options and SARs outstanding in connection with the Lorillard Plan at December 31, 2009:

	Awards Outstanding			Awards Vested
		Weighted	Weighted		Weighted
		Average	Average		Average
	Number of	Remaining	Exercise	Number of	Exercise
Range of exercise prices	Shares	Contractual Life	Price	Shares	Price

$20.00 — 34.99	120,445	4.2	$27.85	120,445	$27.85
35.00 — 49.99	107,128	5.7	$42.74	82,622	$41.46
50.00 — 64.99	318,573	8.2	$59.35	66,435	$57.27
65.00 — 79.99	670,944	8.6	$71.89	90,866	$74.12
80.00 — 84.30	308,095	8.6	$81.05	38,872	$82.04

During the period January 1, 2009 to December 31, 2009, Lorillard awarded SARs totaling 810,421 shares. In accordance with the Lorillard Plan, Lorillard has the ability to settle SARs in shares or cash and has the intention to settle in shares. The SARs balance at December 31, 2009 was 1,362,615 shares.

The weighted average remaining contractual term of awards outstanding and vested as of December 31, 2009, was 7.97 years and 5.89 years, respectively. The aggregate intrinsic value of awards outstanding and vested at December 31, 2009 was $23 million and $11 million, respectively. The total intrinsic value of awards exercised during the year ended December 31, 2009 was $4 million.

Lorillard recorded stock-based compensation expense of $4 million, $3 million, and $2 million related to the Lorillard Plan during 2009, 2008, and 2007 respectively. The related income tax benefits recognized were $2 million, $1 million and $1 million for 2009, 2008 and 2007, respectively. At December 31, 2009, the compensation cost related to nonvested awards not yet recognized was $10 million, and the weighted average period over which it is expected to be recognized is 2.77 years.

LORILLARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of granted options and SARs for the Lorillard Plan was estimated at the grant date using the Black-Scholes pricing model with the following assumptions and results:

Year Ended December 31,	2009	2008	2007

Expected dividend yield	5.5%	3.9%	2.5%
Expected volatility	30.5%	34.0%	23.3%
Weighted average risk-free interest rate	2.3%	2.9%	4.6%
Expected holding period (in years)	5.0	5.0	5.0
Weighted average fair value of awards	$11.08	$17.18	$16.68

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

Restricted Stock Plan — As part of the Lorillard Plan mentioned above, restricted stock may be granted to employees (“Employees”) and/or non-employee directors (“Directors”) annually. The restricted stock is included as part of the shares available for grant shown above. The restricted stock was granted based on the per share closing price of the Company’s Common Stock on the date of the grant.

Lorillard may grant shares of restricted stock to Employees and/or Directors, giving them in most instances all of the rights of stockholders, except that they may not sell, assign, pledge or otherwise encumber such shares for a vesting period of three years for Employees or one year for Directors (“Restriction Period”). Such shares are subject to forfeiture if certain conditions are not met.

The fair value of the restricted shares at the date of grant is amortized to expense ratably over the Restriction Period. Lorillard recorded pre-tax expense related to restricted stock for the years ended December 31, 2009 and 2008 of $2 million and $0.1 million, respectively. The deferred tax benefit recorded related to this expense for the years ended December 31, 2009 and 2008 were $0.6 million and $0.02 million, respectively. The unamortized expense related to restricted stock was $4 million at December 31, 2009, and the weighted average period over which it is expected to be recognized is 2.13 years.

Restricted stock activity was as follows for the years ended December 31, 2009 and 2008:

	2009		2008
		Weighted-		Weighted-
		Average		Average
		Grant Date		Grant Date
	Number of	Fair Value	Number of	Fair Value
	Awards	per Share	Awards	per Share

Balance at January 1,	4,057		—
Granted	89,433	$60.06	4,057	$67.94
Vested	(4,057)		—
Forfeited	—		—

Balance at December 31,	89,433		4,057

LORILLARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Share Repurchase Programs

In July 2008, the Board of Directors authorized the repurchase of up to $400 million of the Company’s common stock, which was completed on October 10, 2008. The number of shares repurchased under this program were 5.9 million shares.

In May 2009, the Board of Directors authorized the repurchase of up to $250 million of the Company’s common stock, which was completed on July 28, 2009. The number of shares repurchased under this program were 3.7 million shares.

In July 2009, the Board of Directors authorized the repurchase of up to $750 million of the Company’s common stock. Purchases under this program were made from time to time at prevailing market prices in open market purchases, privately negotiated transactions, block purchases or otherwise, as determined by the Company’s management. The repurchases were funded from existing cash balances, including proceeds from the Company’s June 2009 issuance of the Notes. See Note 8 for a description of the Notes.

As of December 31, 2009, the Company repurchased 8.6 million shares of its common stock for $660 million at an average price of $76.59 per share with $90 million the maximum remaining dollar value of shares that could be purchased under the program. As of January 19, 2010, the Company completed this repurchase program after repurchasing an additional 1.1 million shares at an average price of $78.36 per share. The total number of shares repurchased under the above programs were 19.3 million shares.

15.	Related Party Transactions

Lorillard was a party to individual services agreements (the “Agreements”) with Loews through June 9, 2008. Under the Agreements, Loews performed certain administrative, technical and ministerial services. Those services included internal auditing, cash management, advice and assistance in preparation of tax returns and obtaining insurance coverage. Under the Agreements, the Company was required to reimburse Loews for (i) actual costs incurred (such as salaries, employee benefits and payroll taxes) of the Loews personnel providing such services and (ii) all out-of-pocket expenses related to the provision of such services. Those Agreements were terminated on June 10, 2008 with the Separation from Loews. The Company was charged approximately $100,000 and $800,000 for the support functions during the years ended December 31, 2008 and 2007, respectively. The Company believes, if these services were provided by an independent third party, the cost incurred would not differ materially.

LORILLARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

16.	Quarterly Financial Data (Unaudited)

	December 31	September 30	June 30	March 31
	(In millions)

2009 Quarter Ended
Net sales	$1,378	$1,419	$1,519	$917
Gross profit	481	488	552	383
Net income	242	235	286	184
Net income per share	$1.52	$1.44	$1.71	$1.09
Basic weighted average number of shares outstanding	158.72	163.58	167.66	168.07
Diluted weighted average number of shares outstanding	158.89	163.72	167.79	168.18

2008 Quarter Ended
Net sales	$1,088	$1,125	$1,070	$921
Gross profit	493	470	441	365
Net income	258	237	217	174
Net income per share	$1.54	$1.38	$1.25	$1.00
Basic weighted average number of shares outstanding	168.19	172.37	173.92	173.92
Diluted weighted average number of shares outstanding	168.29	172.49	173.92	173.92

17.	Consolidating Financial Information

In June 2009, Lorillard Tobacco issued Notes, which are unconditionally guaranteed by the Company, as primary obligor, for the payment and performance of Lorillard Tobacco’s obligation in connection therewith.

The following sets forth the condensed consolidating balance sheets as of December 31, 2009 and 2008, condensed consolidating statements of income for the years ended December 31, 2009, 2008 and 2007, and condensed consolidating statements of cash flows for the years ended December 31, 2009, 2008 and 2007 for the Company as parent guarantor (herein referred to as “Parent”), Lorillard Tobacco (herein referred to as “Issuer”) and all other non-guarantor subsidiaries of the Company and Lorillard Tobacco. These condensed consolidating financial statements were prepared in accordance with Rule 3-10 of SEC Regulation S-X, “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered.” Lorillard accounts for investments in these subsidiaries under the equity method of accounting.

LORILLARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Balance Sheets
December 31, 2009
(In millions)

			All	Total
			Other	Consolidating
	Parent	Issuer	Subsidiaries	Adjustments	Consolidated

Assets:
Cash and cash equivalents	$130	$719	$535	$—	$1,384
Accounts receivable, less allowances of $3	—	9	—	—	9
Other receivables	—	35	6	—	41
Intercompany receivables	—	—	50	(50)	—
Inventories	—	281	—	—	281
Deferred income taxes	—	466	—	—	466

Total current assets	130	1,510	591	(50)	2,181
Investment in subsidiaries	(20)	581	—	(561)	—
Plant and equipment	—	237	—	—	237
Prepaid pension assets	—	60	—	—	60
Deferred income taxes	(5)	49	4	—	48
Other assets	—	34	15	—	49

Total assets	$105	$2,471	$610	$(611)	$2,575

Liabilities and Shareholders’ Equity:
Accounts and drafts payable	$—	$23	$—	$—	$23
Accrued liabilities	18	300	—	—	318
Intercompany payables	—	50	—	(50)	—
Settlement costs	—	982	—	—	982
Income taxes	—	14	—	—	14

Total current liabilities	18	1,369	—	(50)	1,337
Long-term debt	—	722	—	—	722
Postretirement pension, medical and life insurance benefits	—	300	—	—	300
Other liabilities	—	116	13	—	129

Total liabilities	18	2,507	13	(50)	2,488

Shareholders’ Equity:
Common stock	2	—	—	—	2
Additional paid-in capital	234	276	214	(490)	234
Earnings retained in the business	1,282	(191)	383	(192)	1,282
Accumulated other comprehensive loss	(121)	(121)	—	121	(121)
Treasury stock	(1,310)	—	—	—	(1,310)

Total shareholders’ equity	87	(36)	597	(561)	87

Total liabilities and shareholders’ equity	$105	$2,471	$610	$(611)	$2,575

LORILLARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Balance Sheets
December 31, 2008
(In millions)

			All	Total
			Other	Consolidating
	Parent	Issuer	Subsidiaries	Adjustments	Consolidated

Assets:
Cash and cash equivalents	$19	$565	$607	$—	$1,191
Accounts receivable, less allowances of $2	—	7	—	—	7
Other receivables	—	53	2	—	55
Inventories	—	255	—	—	255
Deferred income taxes	—	454	—	—	454

Total current assets	19	1,334	609	—	1,962
Investment in subsidiaries	617	641	—	(1,258)	—
Plant and equipment	—	218	—	—	218
Prepaid pension assets	—	36	—	—	36
Deferred income taxes	(5)	71	5	—	71
Other assets	—	19	15	—	34

Total assets	$631	$2,319	$629	$(1,258)	$2,321

Liabilities and Shareholders’ Equity:
Accounts and drafts payable	$—	$30	$—	$—	$30
Accrued liabilities	—	304	(49)	—	255
Settlement costs	—	974	—	—	974
Income taxes	—	14	—	—	14

Total current liabilities	—	1,322	(49)	—	1,273
Postretirement pension, medical and life insurance benefits	—	317	—	—	317
Other liabilities	—	82	18	—	100

Total liabilities	—	1,721	(31)	—	1,690

Shareholders’ Equity:
Common stock	2	—	—	—	2
Additional paid-in capital	222	263	315	(578)	222
Earnings retained in the business	965	493	345	(838)	965
Accumulated other comprehensive loss	(158)	(158)	—	158	(158)
Treasury stock	(400)	—	—	—	(400)

Total shareholders’ equity	631	598	660	(1,258)	631

Total liabilities and shareholders’ equity	$631	$2,319	$629	$(1,258)	$2,321

LORILLARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statements of Income
For the Year Ended December 31, 2009
(In millions)

			All	Total
			Other	Consolidating
	Parent	Issuer	Subsidiaries	Adjustments	Consolidated

Net sales (including excise taxes of $1,547)	$—	$5,233	$—	$—	$5,233
Cost of sales	—	3,327	—	—	3,327

Gross profit	—	1,906	—	—	1,906
Selling, general and administrative(1)	1	969	(605)	—	365

Operating income	(1)	937	605	—	1,541
Investment income	—	4	1	—	5
Interest expense	—	(26)	(1)	—	(27)

Income before taxes	(1)	915	605	—	1,519
Income taxes	—	354	217	—	571

Equity in earnings of subsidiaries	949	388	—	(1,337)	—

Net income	$948	$949	$388	$(1,337)	$948

(1)	Includes intercompany royalties between Issuer and other subsidiaries of a corresponding amount.

Condensed Consolidating Statements of Income
For the Year Ended December 31, 2008
(In millions)

			All	Total
			Other	Consolidating
	Parent	Issuer	Subsidiaries	Adjustments	Consolidated

Net sales (including excise taxes of $712)	$—	$4,204	$—	$—	$4,204
Cost of sales	—	2,434	—	—	2,434

Gross profit	—	1,770	—	—	1,770
Selling, general and administrative(1)	1	922	(568)	—	355

Operating income	(1)	848	568	—	1,415
Investment income	2	11	7	—	20
Interest expense	—	(1)	—	—	(1)

Income before taxes	1	858	575	—	1,434
Income taxes	(1)	342	206	—	547

Equity in earnings of subsidiaries	885	369	—	(1,254)	—

Net income	$887	$885	$369	$(1,254)	$887

(1)	Includes intercompany royalties between Issuer and other subsidiaries of a corresponding amount.

LORILLARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statements of Income
For the Year Ended December 31, 2007
(In millions)

			All	Total
			Other	Consolidating
	Parent	Issuer	Subsidiaries	Adjustments	Consolidated

Net sales (including excise taxes of $688)	$—	$3,969	$—	$—	$3,969
Cost of sales	—	2,313	—	—	2,313

Gross profit	—	1,656	—	—	1,656
Selling, general and administrative(1)	—	917	(535)	—	382

Operating income	—	739	535	—	1,274
Investment income	10	33	66	—	109
Interest expense	—	(1)	1	—	—

Income before taxes	10	771	602	—	1,383
Income taxes	3	280	202	—	485

Equity in earnings of subsidiaries	891	399	—	$(1,290)	—

Net income	$898	$890	$400	$(1,290)	$898

(1)	Includes intercompany royalties between Issuer and other subsidiaries of a corresponding amount.

LORILLARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statements of Cash Flows
For the Year Ended December 31, 2009
(In millions)

			All	Total
			Other	Consolidating
	Parent	Issuer	Subsidiaries	Adjustments	Consolidated

Cash flows from operating activities:
Net income	$948	$949	$388	$(1,337)	$948
Adjustments to reconcile net income to net cash provided by operating activities:
Equity income from subsidiaries	(949)	(388)	—	1,337	—
Depreciation and amortization	—	32	—	—	32
Deferred income taxes	—	(10)	1	—	(9)
Share-based compensation	—	5	—	—	5
Pension, health and life insurance benefits expense	—	46	—	—	46
Pension, health and life insurance contributions	—	(37)	—	—	(37)
Excess tax benefits from share-based arrangements	—	(1)	—	—	(1)
Changes in operating assets and liabilities:
Accounts and other receivables	—	16	(4)	—	12
Inventories	—	(26)	—	—	(26)
Accounts payable and accrued liabilities	18	39	(1)	—	56
Settlement costs	—	8	—	—	8
Other assets	—	(4)	—	—	(4)
Other	—	13	(6)	—	7
Return on investment in subsidiaries	1,635	350	—	(1,985)	—

Net cash provided by (used in) operating activities	1,652	992	378	(1,985)	1,037

Cash flows from investing activities:
Return of capital	—	100	—	(100)	—
Additions to plant and equipment	—	(51)	—	—	(51)

Net cash provided by (used in) investing activities	—	49	—	(100)	(51)

Cash flows from financing activities:
Dividends paid	(631)	(1,635)	(450)	2,085	(631)
Shares repurchased	(910)	—	—	—	(910)
Proceeds from issuance of long-term debt	—	750	—	—	750
Debt issuance costs	—	(5)	—	—	(5)
Proceeds from exercise of stock options	—	2	—	—	2
Excess tax benefits from share-based arrangements	—	1	—	—	1

Net cash provided by (used in) financing activities	(1,541)	(887)	(450)	2,085	(793)

Change in cash and cash equivalents	111	154	(72)	—	193
Cash and cash equivalents, beginning of year	19	565	607	—	1,191

Cash and cash equivalents, end of period	$130	$719	$535	$—	$1,384

LORILLARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statements of Cash Flows
For the Year Ended December 31, 2008
(In millions)

			All	Total
			Other	Consolidating
	Parent	Issuer	Subsidiaries	Adjustments	Consolidated

Cash flows from operating activities:
Net income	$887	$885	$369	$(1,254)	$887
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	32	—	—	32
Deferred income taxes	—	72	—	—	72
Share-based compensation	—	3	—	—	3
Gain on investments	—	(1)	1	—	—
Pension, health and life insurance benefits expense	—	21	—	—	21
Pension, health and life insurance contributions	—	(32)	—	—	(32)
Changes in operating assets and liabilities:
Accounts and other receivables	—	(38)	—	—	(38)
Inventories	—	(32)	—	—	(32)
Accounts payable and accrued liabilities	—	36	(8)	—	28
Settlement costs	—	43	—	—	43
Income taxes	2	3	—	—	5
Other assets	—	9	—	—	9
Other	—	(18)	—	—	(18)
Return on investment in subsidiaries	270	212	—	(482)	—

Net cash provided by (used in) operating activities	1,159	1,195	362	(1,736)	980

Cash flows from investing activities:
Purchases of investments	—	(550)	(500)	—	(1,050)
Proceeds from sales of investments	—	50	495	—	545
Proceeds from maturities of investments	—	500	250	—	750
Return of capital	—	150	—	(150)	—
Additions to plant and equipment	—	(44)	—	—	(44)

Net cash provided by investing activities	—	106	245	(150)	201

Cash flows from financing activities:
Dividends paid	(804)	(1,156)	(730)	1,886	(804)
Shares repurchased	(400)	—	—	—	(400)
Excess tax benefits from share-based arrangements	—	4	—	—	4

Net cash used in financing activities	(1,204)	(1,152)	(730)	1,886	(1,200)

Change in cash and cash equivalents	(45)	149	(123)	—	(19)
Cash and cash equivalents, beginning of year	64	416	730	—	1,210

Cash and cash equivalents, end of period	$19	$565	$607	$—	$1,191

LORILLARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statements of Cash Flows
For the Year Ended December 31, 2007
(In millions)

			All	Total
			Other	Consolidating
	Parent	Issuer	Subsidiaries	Adjustments	Consolidated

Cash flows from operating activities:
Net income	$898	$890	$400	$(1,290)	$898
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	40	—	—	40
Deferred income taxes	(1)	(61)	—	—	(62)
Share-based compensation	—	2	—	—	2
Gain on investments	—	—	(34)	—	(34)
Amortization of marketable securities	(4)	(5)	(13)	—	(22)
Pension, health and life insurance benefits expense	—	24	—	—	24
Pension, health and life insurance contributions	—	(31)	—	—	(31)
Changes in operating assets and liabilities:
Accounts and other receivables	—	5	1	—	6
Inventories	—	(40)	—	—	(40)
Accounts payable and accrued liabilities	—	(23)	3	—	(20)
Settlement costs	—	102	—	—	102
Income taxes	(2)	(35)	(7)	—	(44)
Other assets	—	2	(11)	—	(9)
Litigation accrual	—	66	—	—	66
Other	—	6	—	—	6
Return on investment in subsidiaries	149	(78)	—	(71)	—

Net cash provided by (used in) operating activities	1,040	864	339	(1,361)	882

Cash flows from investing activities:
Purchases of investments	(617)	(1,195)	(3,104)	—	(4,916)
Proceeds from sales of investments	471	248	1,215	—	1,934
Proceeds from maturities of investments	300	950	2,150	—	3,400
Additions to plant and equipment	—	(51)	—	—	(51)

Net cash provided by investing activities	154	(48)	261	—	367

Cash flows from financing activities:
Dividends paid	(1,170)	(1,040)	(321)	1,361	(1,170)
Excess tax benefits from share-based arrangements	—	3	—	—	3

Net cash used in financing activities	(1,170)	(1,037)	(321)	1,361	(1,167)

Change in cash and cash equivalents	24	(221)	279	—	82
Cash and cash equivalents, beginning of year	40	637	451	—	1,128

Cash and cash equivalents, end of period	$64	$416	$730	$—	$1,210

LORILLARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	Legal Contingencies

Tobacco Related Product Liability Litigation

As of February 22, 2010, approximately 11,235 product liability cases are pending against cigarette manufacturers in the United States. Lorillard Tobacco is a defendant in approximately 10,275 of these cases. Lorillard, Inc. is a co-defendant in approximately 710 cases. Approximately 7,600 of these lawsuits are Engle Progeny Cases, described below, which include approximately 4,400 Engle Progeny claims initially asserted in a small number of multi-plaintiff actions that were severed into separate lawsuits by one Florida federal court during 2009.

The pending product liability cases are composed of the types of cases listed below. Pending cases are those in which the Lorillard, Inc. or Lorillard Tobacco have been joined to the litigation by either receipt of service of process, or execution of a waiver thereof, and no final, non-appealable judgment has been entered.

Conventional Product Liability Cases.  Conventional Product Liability Cases are brought by individuals who allege cancer or other health effects caused by smoking cigarettes, by using smokeless tobacco products, by addiction to tobacco, or by exposure to environmental tobacco smoke. As of February 22, 2010, approximately 140 cases are pending against cigarette manufacturers, including approximately 30 cases against Lorillard Tobacco. Lorillard, Inc. is a co-defendant in three cases.

Engle Progeny Cases.  Engle Progeny Cases are brought by individuals who purport to be members of the decertified Engle class. These cases are pending in a number of Florida courts. Lorillard Tobacco is a defendant in approximately 7,600 Engle Progeny Cases. Lorillard, Inc. is a co-defendant in approximately 700 cases. Some of the cases have been filed on behalf of multiple class members. The time period for filing Engle Progeny Cases expired in January 2008 and no additional cases may be filed.

West Virginia Individual Personal Injury Cases.  West Virginia Individual Personal Injury Cases are brought by individuals who allege cancer or other health effects caused by smoking cigarettes, by using smokeless tobacco products, or by addiction to cigarette smoking. The cases are pending in a single West Virginia court and have been consolidated for trial. Lorillard Tobacco is a defendant in approximately 50 of the 700 pending cases that are part of this proceeding. Lorillard, Inc. is not a defendant in any of these cases. The first phase of an anticipated three-phase trial of these consolidated cases is scheduled to begin on June 1, 2010.

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

Class Action Cases.  Class Action Cases are purported to be brought on behalf of large numbers of individuals for damages allegedly caused by smoking. Eight of these cases are pending against Lorillard Tobacco. Lorillard, Inc. is a co-defendant in two of these eight cases. One of the eight cases asserts claims on behalf of purchasers of “light” cigarettes. Lorillard, Inc. is not a defendant in this case. Neither Lorillard Tobacco nor Lorillard, Inc. is a defendant in the approximately 40 additional “lights” class actions that are pending against other cigarette manufacturers.

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

LORILLARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

manufacturers in the United States and one such case is pending in Israel. Lorillard, Inc. is a co-defendant in two of the cases pending in the United States. Plaintiffs in the case in Israel have attempted to assert claims against Lorillard, Inc.

Included in this category is the suit filed by the federal government, United States of America v. Philip Morris USA, Inc., et al., that sought return of profits and injunctive relief. In August 2006, the trial court issued its verdict and granted injunctive relief. The verdict did not award monetary damages. In May 2009, the verdict was largely affirmed by an appellate court. In February 2010, the parties petitioned the U.S. Supreme Court to review the case. See “— Reimbursement Cases” below.

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

In addition, Lorillard Tobacco and Lorillard, Inc. were named as defendants in one case in which it is alleged that a fire caused by a Lorillard cigarette led to an individual’s death. That matter was dismissed during February 2010 but the deadline for plaintiff to pursue an appeal had not expired as of February 22, 2010.

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

Conventional Product Liability Cases

As of February 22, 2010, approximately 140 cases are pending against cigarette manufacturers in the United States. Lorillard Tobacco is a defendant in approximately 30 of these cases. Lorillard, Inc. is a co-defendant in three of the pending cases.

Since January 1, 2008, verdicts have been returned in three cases. Neither Lorillard Tobacco nor Lorillard, Inc. was a defendant in any of these trials. Juries found in favor of the plaintiffs in each of these three trials. In one of the trials, the jury awarded actual damages. The two other cases were re-trials ordered by appellate courts in which juries were permitted to consider only the amount of punitive damages to award. Both of these trials resulted in punitive damages verdicts that awarded the plaintiffs $1.5 million in one of the cases and $13.8 million in the other Appeals are pending in two of the matters. In the third case, the deadline for the defendant to pursue an appeal had not expired as of February 22, 2010. In rulings addressing cases tried in earlier years, some appellate courts have reversed verdicts returned in favor of the plaintiffs while other judgments that awarded damages to smokers have been affirmed on appeal. Manufacturers have exhausted their appeals and have been required to pay damages to plaintiffs in eleven individual cases in recent years. Punitive damages were paid to the smokers in five of the eleven cases. Neither Lorillard Tobacco nor Lorillard, Inc. was a party to these eleven matters.

LORILLARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of February 22, 2010, trial was not underway in any of the Conventional Product Liability Cases. Some cases are scheduled for trial in 2010, including some in which Lorillard Tobacco is a defendant. Trial dates are subject to change.

Engle Progeny Cases

In 2006, the Florida Supreme Court issued a ruling in a case that had been certified as a class action on behalf of Florida residents, and survivors of Florida residents, who were injured or died from medical conditions allegedly caused by addiction to smoking, the case of Engle v. R.J. Reynolds Tobacco Co., et al. During a three-phase trial, a Florida jury awarded actual damages to three individuals and approximately $145 billion in punitive damages to the certified class. In its 2006 decision, the Florida Supreme Court vacated the punitive damages award, determined that the case could not proceed further as a class action and ordered decertification of the class. The Florida Supreme Court also reinstated the actual damages awards to two of the three individuals whose claims were heard during the one phase of the Engle trial. These two awards totaled $7 million, and both verdicts were paid in February 2008. Lorillard Tobacco’s payment to these two individuals, including interest, totaled approximately $3 million.

The Florida Supreme Court’s 2006 ruling also permitted Engle class members to file individual actions, including claims for punitive damages. The court further held that these individuals are entitled to rely on a number of the jury’s findings in favor of the plaintiffs in the first phase of the Engle trial. The time period for filing Engle Progeny Cases expired in January 2008 and no additional cases may be filed. In 2009, the Florida Supreme Court rejected a petition that sought to extend the time for purported class members to file an additional lawsuit.

Lorillard Tobacco is a defendant in approximately 7,600 cases filed by individuals who allege they or their decedents were members of the Engle class. Lorillard, Inc. is a co-defendant in approximately 700 of the pending cases. Some of the suits are on behalf of multiple plaintiffs. Various courts have entered orders severing the cases filed by multiple plaintiffs into separate actions. During 2009, one Florida federal court entered orders that severed the claims of approximately 4,400 Engle Progeny plaintiffs, initially asserted in a small number of multi-plaintiff actions, into separate lawsuits. In some cases, spouses of alleged former class members have also brought derivative claims.

The Engle Progeny Cases are pending in various Florida state and federal courts. Some of these courts have issued rulings that address whether these individuals are entitled to rely on a number of the jury’s findings in favor of the plaintiffs in the first phase of the Engle trial. Some of these decisions have led to pending petitions for appeal. The U.S. Court of Appeals for the Eleventh Circuit is reviewing trial court rulings determining how courts should apply the Florida Supreme Court’s ruling regarding the Engle jury’s first phase verdict. In another case, an intermediate appellate court denied a plaintiff’s request to immediately certify an appeal to the Florida Supreme Court.

Lorillard Tobacco is a defendant in several Engle Progeny Cases that have been placed on courts’ 2010 trial calendars or in which specific 2010 trial dates have been set. Lorillard, Inc. is a defendant in some of these cases. Trial schedules are subject to change and it is not possible to predict how many of the cases pending against Lorillard Tobacco or Lorillard, Inc. will be tried during 2010. It also is not possible to predict whether some courts will implement procedures that consolidate multiple Engle Progeny Cases for trial. One of the cases scheduled for trial in 2010 involves the claims of three plaintiffs.

As of February 22, 2010, trial was underway in one of the Engle Progeny Cases.

Verdicts have been returned in eleven Engle Progeny Cases since the Florida Supreme Court issued its 2006 ruling that permitted members of the Engle class to bring individual lawsuits. Juries awarded actual damages and punitive damages in four of the trials. The four punitive damages awards were $2 million, $5 million, $25 million and $244 million. In four of the trials, juries’ awards were limited to actual damages.

LORILLARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In the three other trials, juries found in favor of the defendants that the plaintiffs were not former Engle class members. As of February 22, 2010, appeals were on file in six of the cases in which plaintiffs were awarded damages, and defendants’ post-trial motions were pending in two of the cases. Neither Lorillard Tobacco nor Lorillard, Inc. was a defendant in these eleven trials.

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

Approximately 1,250 cases initially were part of this proceeding, and Lorillard Tobacco was named in all but a few of them. Lorillard, Inc. has not been a defendant in any of these cases. More than 500 of the cases have been dismissed in their entirety. Lorillard Tobacco has been dismissed from approximately 650 additional cases because those plaintiffs did not submit evidence that they had smoked a Lorillard Tobacco product. These 650 additional cases remain pending against other cigarette manufacturers and some or all the dismissals of Lorillard Tobacco could be contested in subsequent appeals noticed by the plaintiffs.

Approximately 700 cases are pending. Lorillard Tobacco is a defendant in approximately 50 of the pending cases. The court has entered a trial plan that calls for a multi-phase trial. The first phase of trial is scheduled to begin on June 1, 2010. Trial dates are subject to change.

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

LORILLARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

As of February 22, 2010, none of the flight attendant cases are scheduled for trial. Trial dates are subject to change.

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

The Scott Case.  In one of the class actions pending against Lorillard Tobacco, Scott v. The American Tobacco Company, et al.  (District Court, Orleans Parish, Louisiana, filed May 24, 1996), the members of the class have been awarded damages. The defendants, including Lorillard Tobacco, have noticed an appeal from this award to the Louisiana Court of Appeal, Fourth Circuit. The court heard the appeal in September 2009, but had not issued a ruling as of February 22, 2010. The appeal is from the amended final judgment entered by the District Court in July 2008 that ordered defendants to pay approximately $264 million to fund a court-supervised cessation program for the members of the certified class. The amended final judgment also awards post-judgment judicial interest that will continue to accrue from June 2004 until the judgment either is paid or is reversed on appeal. As of February 22, 2010, judicial interest totaled approximately $107 million. Lorillard, Inc., which was a party to the case in the past, is no longer a defendant in Scott.

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

LORILLARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The parties filed a stipulation in the trial court agreeing that an article of Louisiana law required that the amount of the bond for the appeal be set at $50 million for all defendants collectively. The parties further agreed that the plaintiffs have full reservations of rights to contest in the trial court the sufficiency of the bond on any grounds. Defendants collectively posted a surety bond in the amount of $50 million, of which Lorillard Tobacco secured 25%, or $12.5 million, which is classified as restricted cash within other assets on the consolidated balance sheet. While Lorillard Tobacco believes the limitation on the appeal bond amount is valid as required by Louisiana law, in the event of a successful challenge the amount of the appeal bond could be set as high as 150% of the judgment and judicial interest combined. If such an event occurred, Lorillard Tobacco’s share of the appeal bond has not been determined.

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

“Lights” Class Actions.  Cigarette manufacturers are defendants in another group of cases in which plaintiffs’ claims are based on the allegedly fraudulent marketing of “light” or “ultra-light” cigarettes. Classes have been certified in some of these matters. In one of the pending “lights” cases, Good v. Altria Group, Inc., et al., the U.S. Supreme Court ruled that neither the Federal Cigarette Labeling and Advertising Act nor the Federal Trade Commission’s regulation of cigarettes’ tar and nicotine disclosures preempts (or bars) some of plaintiffs’ claims. Lorillard Tobacco is a defendant in one class action in which plaintiffs claims are limited to purchasers of “light” cigarettes, Schwab v. Philip Morris USA, Inc., et al., which is discussed below. In another case, Cleary v. Philip Morris Incorporated, et al., a court allowed plaintiffs to amend their complaint in an existing class action to assert claims on behalf of a subclass of individuals who purchased “light” cigarettes from the defendants, but it subsequently dismissed the “light” cigarettes claims asserted against Lorillard Tobacco. As of February 22, 2010, the deadline for plaintiffs to appeal this ruling had not expired. Lorillard, Inc. is not a party to any of the purported “lights” class actions.

Approximately 40 additional purported “lights” class actions are pending against other cigarette manufacturers. During 2009, the Judicial Panel on Multidistrict Litigation consolidated various federal court “lights” class actions pending against Philip Morris USA or Altria Group and transferred those cases to the U.S. District Court of Maine. As of February 22, 2010, 14 cases were part of the consolidated proceeding. None of the cases pending against Lorillard Tobacco or Lorillard, Inc. are part of the consolidated proceeding.

The Schwab Case.  In the case of Schwab v. Philip Morris USA, Inc., et al. (U.S. District Court, Eastern District, New York, filed May 11, 2004), plaintiffs base their claims on defendants’ alleged violations of the

LORILLARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Following trial, the defendants, the government and several intervenors noticed appeals to the Circuit Court of Appeals for the District of Columbia. In May 2009, a three judge panel upheld substantially all of the District Court’s final judgment and remedial order. Defendants received a stay of the judgment and remedial order from the Court of Appeals that remained in effect while the appeal was pending. In September 2009, the Court of Appeals denied defendants’ rehearing petitions as well as their motion to vacate those statements in the appellate ruling that address defendants’ marketing of “low tar” or “lights” cigarettes, to vacate those parts of the trial court’s judgment on that issue, and to remand the case with instructions to deny as moot the government’s allegations and requested relief regarding “lights” cigarettes. The Court of Appeals has stayed its order that formally relinquishes jurisdiction of defendants’ appeal pending the filing and disposition of the government’s and the defendants’ petitions for writ of certiorari to the U.S. Supreme Court. As of February 22, 2010, the U.S. Supreme Court has not announced whether it will grant review of any of the petitions for writ of certiorari that were filed on February 19, 2010 by Lorillard Tobacco, the other defendants, the federal government and the intervenors.

LORILLARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

While trial was underway, the Court of Appeals ruled that plaintiff may not seek to recover profits earned by the defendants. Prior to trial, the government had claimed that it was entitled to approximately $280 billion from the defendants for its claim to recover profits earned by the defendants. Recovery of profits may be considered by the U.S. Supreme Court in the pending appeal.

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

The State Settlement Agreements provide that the agreements are not admissions, concessions or evidence of any liability or wrongdoing on the part of any party, and were entered into by the Original Participating Manufacturers to avoid the further expense, inconvenience, burden and uncertainty of litigation. Lorillard recorded pretax charges for its obligations under the State Settlement Agreements of $280 million and $1,128 million for the three and twelve months ended December 31, 2009, respectively, and $263 million and $1,117 million for the three and twelve months ended December 31, 2008, respectively. Lorillard’s portion of ongoing adjusted settlement payments and legal fees is based on its share of domestic cigarette shipments in the year preceding that in which the payment is due. Accordingly, Lorillard records its portions of ongoing adjusted settlement payments as part of cost of manufactured products sold as the related sales occur.

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

In addition, in connection with the MSA, the Original Participating Manufacturers entered into an agreement to establish a $5.2 billion trust fund payable between 1999 and 2010 to compensate the tobacco growing communities in 14 states (the “Trust”). Payments to the Trust will no longer be required as a result of an assessment imposed under a new federal law repealing the federal supply management program for tobacco growers. Under the new law, enacted in October 2004, tobacco quota holders and growers will be compensated

LORILLARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

with payments totaling $10.1 billion, funded by an assessment on tobacco manufacturers and importers. Payments to qualifying tobacco quota holders and growers commenced in 2005.

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

Filter Cases

In addition to the above, claims have been brought against Lorillard Tobacco and Lorillard, Inc. by individuals who seek damages resulting from their alleged exposure to asbestos fibers that were incorporated into filter material used in one brand of cigarettes manufactured by Lorillard Tobacco for a limited period of time ending more than 50 years ago. Lorillard Tobacco is a defendant in 31 such cases. Lorillard, Inc. is a defendant in three Filter Cases, including two that also name Lorillard Tobacco. Since January 1, 2008, Lorillard Tobacco has paid, or has reached agreement to pay, a total of approximately $12.9 million in settlements to finally resolve approximately 60 claims. The related expense was recorded in selling, general and administrative expenses on the consolidated statements of income. Since January 1, 2008, verdicts have been returned in two Filter Cases. During September 2008, a jury in the District Court of Bexar County, Texas, returned a verdict for Lorillard Tobacco in the case of Young v. Lorillard Tobacco Company. Plaintiffs in the Young case did not pursue an appeal and that matter is concluded. During January 2010, a jury in the Superior Court of California, Los Angeles County, returned a verdict for Lorillard Tobacco in the case of Cox v. Asbestos Corporation, Ltd., et al. In the case of Cox, the deadline for plaintiffs to pursue an appeal had not expired as of February 22, 2010. As of February 22, 2010, ten of the Filter Cases were scheduled for trial. Trial dates are subject to change.

Tobacco-Related Antitrust Cases

Indirect Purchaser Suits.  Approximately 30 antitrust suits were filed in 2000 and 2001 on behalf of putative classes of consumers in various state courts against cigarette manufacturers, including Lorillard Tobacco. The suits all alleged that the defendants entered into agreements to fix the wholesale prices of cigarettes in violation of state antitrust laws which permit indirect purchasers, such as retailers and consumers, to sue under price fixing or consumer fraud statutes. More than 20 states permit such suits. Lorillard, Inc. was not named as a defendant in any of these cases. Lorillard Tobacco was a defendant in all but one of these indirect purchaser cases. Three indirect purchaser suits, in New York, Florida and Michigan, thereafter were dismissed by courts in those states, and the plaintiffs withdrew their appeals. The actions in all other states, except for New Mexico and Kansas, were voluntarily dismissed. The New Mexico suit was thereafter dismissed as to Lorillard Tobacco.

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

MSA-Related Antitrust Suit.  In October 2008, Lorillard Tobacco was named as a defendant in an action filed in the Western District of Kentucky, Vibo Corporation, Inc. d/b/a/ General Tobacco v. Conway, et al. The suit alleges that the named defendants, which include 52 state and territorial attorneys general and 19 tobacco manufacturers, violated the federal Sherman Antitrust Act of 1890 (the “Sherman Act”) by entering into and

LORILLARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

participating in the MSA. The plaintiff alleges that MSA participants, like it, that were not in existence when the MSA was executed in 1998 but subsequently became participants, are unlawfully required to pay significantly more sums to the states than companies that joined the MSA within 90 days after its execution. In addition to the Sherman Act claim, plaintiff has raised a number of constitutional claims against the states. Plaintiff seeks a declaratory judgment in its favor on all claims, an injunction against the continued enforcement of the MSA, treble damages against the tobacco manufacturer defendants, including Lorillard Tobacco and other manufacturer defendants, and damages and injunctive relief against the states, including contract recession and restitution. In December 2008, the court dismissed the complaint against all defendants, including Lorillard Tobacco. The court entered its final judgment dismissing the suit on January 6, 2010. The plaintiff filed a notice of appeal to the federal Court of Appeals for the Sixth Circuit. To date, no further filings have been made.

Defenses

Each of Lorillard Tobacco and Lorillard, Inc. believes that it has valid defenses to the cases pending against it as well as valid bases for appeal should any adverse verdicts be returned against either of them. As of February 22, 2010, Lorillard Tobacco was a defendant in approximately 10,275 pending product liability cases, and Lorillard, Inc. was a co-defendant in approximately 710 of these cases. While Lorillard Tobacco and Lorillard, Inc. intend to defend vigorously all tobacco products liability litigation, it is not possible to predict the outcome of any of this litigation. Litigation is subject to many uncertainties. Plaintiffs have prevailed in several cases, as noted above. It is possible that one or more of the pending actions could be decided unfavorably as to Lorillard Tobacco, Lorillard, Inc. or the other defendants. Lorillard Tobacco and Lorillard, Inc. may enter into discussions in an attempt to settle particular cases if either believe it is appropriate to do so.

Neither Lorillard Tobacco nor Lorillard, Inc. can predict the outcome of pending litigation. Some plaintiffs have been awarded damages from cigarette manufacturers at trial. While some of these awards have been overturned or reduced, other damages awards have been paid after the manufacturers have exhausted their appeals. These awards and other litigation activities against cigarette manufacturers continue to receive media attention. In addition, health issues related to tobacco products also continue to receive media attention. It is possible, for example, that the 2006 verdict in United States of America v. Philip Morris USA, Inc., et al., which made many adverse findings regarding the conduct of the defendants, including Lorillard Tobacco, could form the basis of allegations by other plaintiffs or additional judicial findings against cigarette manufacturers, including giving collateral estoppel effect to those adverse findings. In addition, the ruling in Good v. Altria Group, Inc., et al. could result in further “lights” litigation. Any such developments could have an adverse effect on the ability of Lorillard Tobacco or Lorillard, Inc. to prevail in smoking and health litigation and could influence the filing of new suits against Lorillard Tobacco or Lorillard, Inc. Lorillard Tobacco and Lorillard, Inc. also cannot predict the type or extent of litigation that could be brought against either of them, or against other cigarette manufacturers, in the future.

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

LORILLARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Loews is a defendant in three pending product liability cases. One of these is a Reimbursement Case in Israel and two are purported Class Action Cases on file in U.S. courts. Lorillard Tobacco also is a defendant in each of the three product liability cases in which Loews is involved. Pursuant to the Separation Agreement, Lorillard will be required to indemnify Loews for the amount of any losses and any legal or other fees with respect to such cases.

Other Litigation

Lorillard is also party to other litigation arising in the ordinary course of business. The outcome of this other litigation will not, in the opinion of management, materially affect Lorillard’s results of operations or equity.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a — 15 under the Exchange Act as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this annual report, our disclosure controls and procedures (as defined in Rule 13a — 15(e) under the Exchange Act) are effective, in all material respects, to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2009 as required under Section 404 of the Sarbanes-Oxley Act of 2002. Management’s assessment of the effectiveness of our internal control over financial reporting was conducted using the criteria in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2009.

The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by Deloitte & Touche LLP, our independent registered public accounting firm, as stated in their attestation report included herein.

Changes in Internal Control over Financial Reporting

During 2009, we implemented internal controls relating to the issuance of our Notes and interest rate swap agreements. Other than as noted above, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) occurred during our most recent fiscal year that has materially affected, or is likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Lorillard, Inc.
Greensboro, North Carolina.

We have audited the internal control over financial reporting of Lorillard, Inc. and Subsidiaries (the “Company”) as of December 31, 2009 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2009 of the Company and our report dated February 25, 2010 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Charlotte, North Carolina
February 25, 2010

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is contained in our proxy statement for our 2010 Annual Meeting of Shareholders to be held on May 20, 2010, to be filed pursuant to Section 14 of the Exchange Act, and is incorporated herein by reference.

Item 11.	EXECUTIVE COMPENSATION

The information required by this item is contained in our proxy statement for our 2009 Annual Meeting of Shareholders to be held on May 20, 2010, to be filed pursuant to Section 14 of the Exchange Act, and is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is contained in our proxy statement for our 2010 Annual Meeting of Shareholders to be held on May 20, 2010, to be filed pursuant to Section 14 of the Exchange Act, and is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is contained in our proxy statement for our 2010 Annual Meeting of Shareholders to be held on May 20, 2010, to be filed pursuant to Section 14 of the Exchange Act, and is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is contained in our proxy statement for our 2010 Annual Meeting of Shareholders to be held on May 20, 2010, to be filed pursuant to Section 14 of the Exchange Act, and is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Listing of Documents

(1) Financial Statements

The Company’s Consolidated Financial Statements included in Item 8 hereof, as required at December 31, 2009 and December 31, 2008, and for the periods ended December 31, 2009, December 31, 2008 and December 31, 2007, consist of the following:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Income

Consolidated Statements of Cash Flows

Consolidated Statements of Shareholders’ Equity

Notes to Consolidated Financial Statements

(2) Financial Statement Schedule

Financial Statement Schedule of the Company appended hereto, as required for the periods ended December 31, 2009, December 31, 2008 and December 31, 2007, consists of the following:

Valuation and Qualifying Accounts

(3) Exhibits

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation of Lorillard, Inc., incorporated herein by reference to Exhibit 3.1 to our Current Report on Form 8-K (File No. 1-34097) filed on June 12, 2008
3.2	Amended and Restated Bylaws of Lorillard, Inc., incorporated herein by reference to Exhibit 3.2 to our Current Report on Form 8-K filed (File No. 1-34097) on June 12, 2008
4.1	Specimen certificate for shares of common stock of Lorillard, Inc., incorporated herein by reference to Exhibit 4.1 to our Amended Registration Statement on Form S-4 (File No. 333-149051) filed on May 9, 2008
4.2	Indenture, dated June 23, 2009, among Lorillard Tobacco Company, Lorillard, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee, incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K (File No. 1-34097) filed on June 23, 2009
4.3	First Supplemental Indenture, dated June 23, 2009, among Lorillard Tobacco Company, Lorillard, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee, incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K (File No. 1-34097) filed on June 23, 2009
4.5	Form of 8.125% Senior Note due 2019 of Lorillard Tobacco Company, incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K (File No. 1-34097) filed on June 23, 2009
10.1	Separation Agreement between Loews Corporation and Lorillard, Inc., Lorillard Tobacco Company, Lorillard Licensing Company, LLC, One Park Media Services, Inc. and Plisa, S.A., incorporated herein by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q (File No. 1-34097) filed on August 7, 2008
10.2	Amended and Restated Employment Agreement between Lorillard, Inc. and Martin L. Orlowsky, dated December 19, 2008†*
10.3	Comprehensive Settlement Agreement and Release with the State of Florida to settle and resolve with finality all present and future economic claims by the State and its subdivisions relating to the use of or exposure to tobacco products, incorporated herein by reference to Exhibit 10 to Loews’s Report on Form 8-K (File No. 1-6541) filed September 5, 1997

Exhibit
Number	Description

10.4	Comprehensive Settlement Agreement and Release with the State of Texas to settle and resolve with finality all present and future economic claims by the State and its subdivisions relating to the use of or exposure to tobacco products, incorporated herein by reference to Exhibit 10 to Loews’s Report on Form 8-K (File No. 1-6541) filed February 3, 1998
10.5	State of Minnesota Settlement Agreement and Stipulation for Entry of Consent Judgment to settle and resolve with finality all claims of the State of Minnesota relating to the subject matter of this action which have been or could have been asserted by the State, incorporated herein by reference to Exhibit 10.1 to Loews’s Report on Form 10-Q for the quarter ended March 31, 1998 (File No. 1-6541) filed May 15, 1998
10.6	State of Minnesota Consent Judgment relating to the settlement of tobacco litigation, incorporated herein by reference to Exhibit 10.2 to Loews’s Report on Form 10-Q for the quarter ended March 31, 1998 (File No. 1-6541) filed May 15, 1998
10.7	State of Minnesota Settlement Agreement and Release relating to the settlement of tobacco litigation, incorporated herein by reference to Exhibit 10.3 to Loews’s Report on Form 10-Q for the quarter ended March 31, 1998 (File No. 1-6541) filed May 15, 1998
10.8	State of Minnesota State Escrow Agreement relating to the settlement of tobacco litigation, incorporated herein by reference to Exhibit 10.6 to Loews’s Report on Form 10-Q for the quarter ended March 31, 1998 (File No. 1-6541) filed May 15, 1998
10.9	Stipulation of Amendment to Settlement Agreement and For Entry of Agreed Order, dated July 2, 1998, regarding the settlement of the State of Mississippi health care cost recovery action, incorporated herein by reference to Exhibit 10.1 to Loews’s Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 1-6541) filed August 14, 2008
10.10	Mississippi Fee Payment Agreement, dated July 2, 1998, regarding the payment of attorneys’ fees, incorporated herein by reference to Exhibit 10.2 to Loews’s Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 1-6541) filed August 14, 2008
10.11	Stipulation of Amendment to Settlement Agreement and For Entry of Consent Decree, dated July 24, 1998, regarding the settlement of the Texas health care cost recovery action, incorporated herein by reference to Exhibit 10.4 to Loews’s Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 1-6541) filed on August 14, 2008
10.12	Texas Fee Payment Agreement, dated July 24, 1998, regarding the payment of attorneys’ fees, incorporated herein by reference to Exhibit 10.5 to Loews’s Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 1-6541) filed on August 14, 2008
10.13	Stipulation of Amendment to Settlement Agreement and For Entry of Consent Decree, dated September 11, 1998, regarding the settlement of the Florida health care cost recovery action, incorporated herein by reference to Exhibit 10.1 to Loews’s Report on Form 10-Q for the quarter ended September 30, 1998 (File No. 1-6541) filed November 17, 2008
10.14	Florida Fee Payment Agreement, dated September 11, 1998, regarding the payment of attorneys’ fees, incorporated herein by reference to Exhibit 10.2 to Loews’s Report on Form 10-Q for the quarter ended September 30, 1998 (File No. 1-6541) filed November 17, 2008
10.15	Master Settlement Agreement with 46 states, the District of Columbia, the Commonwealth of Puerto Rico, Guam, the U.S. Virgin Islands, American Samoa and the Northern Marianas to settle the asserted and unasserted health care cost recovery and certain other claims of those states, incorporated herein by reference to Exhibit 10 to Loews’s Current Report on Form 8-K (File No. 1-6541) filed November 25, 1998
10.16	Form of Assignment and Assumption of Services Agreement, dated as of April 1, 2008, by and between R.J. Reynolds Tobacco Company and R.J. Reynolds Global Products, Inc., with a joinder by Lorillard Tobacco Company, incorporated herein by reference to Exhibit 10.17 to our Amended Registration Statement on Form S-4 (File No. 333-149051) filed on March 26, 2008
10.17	Lorillard, Inc. 2008 Incentive Compensation Plan, incorporated herein by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed on August 7, 2008†

Exhibit
Number		Description

10.18		Form of Lorillard, Inc. indemnification agreement for directors and executive officers, incorporated herein by reference to Exhibit 10.19 to our Amended Registration Statement on Form S-4 (File No. 333-149051) filed on May 9, 2008†
10.19		Form of Severance Agreement for named executive officers, incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on July 10, 2008†
10.20		Amendment to Supply Agreement for Reconstituted Tobacco, dated as of October 30, 2008, by and between R.J. Reynolds Tobacco Company and Lorillard Tobacco Company, incorporated herein by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 filed on November 4, 2008#
10.21		Form of Stock Appreciation Rights Award Certificate, incorporated herein by reference to Exhibit 10.7 to our Quarterly Report on Form 10-Q filed on November 4, 2008†
11.1		Statement regarding computation of earnings per share. (See Note 7 to the consolidated financial statements.)*
12.1		Computation of Ratio of Earnings to Fixed Charges*
21.1		Subsidiaries of Lorillard, Inc.*
23.1		Consent of Independent Registered Public Accounting Firm*
23.2		Consent of Management Science Associates, Inc., incorporated herein by reference to Exhibit 23.2 to our Annual Report on Form 10-K for the year ended December 31, 2008 filed on March 2, 2009.
31.1		Certification by the Chief Executive Officer of Lorillard, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a)*
31.2		Certification by the Chief Financial Officer of Lorillard, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a)*
32.1		Certification by the Chief Executive Officer and Chief Financial Officer of Lorillard, Inc. pursuant to 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002)*
99.1		Certain Litigation Matters*
101	.INS	XBRL Instance Document**
101	.SCH	XBRL Taxonomy Extension Schema Document**
101	.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101	.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101	.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**
101	.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

*	Filed herewith.

**	Pursuant to applicable securities laws and regulations, the Company is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Company has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fails to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.

#	Confidential treatment has been granted for certain portions of this exhibit pursuant to an order under the Exchange Act of 1934, as amended, which portions have been omitted and filed separately with the Securities and Exchange Commission.

†	Management or compensatory plan or arrangement required to be filed pursuant to Item 601(b)(10) of Regulation S-K.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 25, 2010.

LORILLARD, INC.

By:	/s/ MARTIN L. ORLOWSKY
Name:     Martin L. Orlowsky

Title:	Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons in the capacities indicated on February 25, 2010. The undersigned hereby constitute and appoint Martin L. Orlowsky, David H. Taylor and Ronald S. Milstein, and each of them, their true and lawful agents and attorneys-in-fact with full power and authority in said agents and attorneys-in-fact, and in any one or more of them, to sign for the undersigned and in their respective names as directors and officers of Lorillard, Inc., any amendment or supplement hereto. The undersigned hereby confirm all acts taken by such agents and attorney-in-fact, or any one or more of them, as herein authorized.

Signature	Title

/s/ MARTIN L. ORLOWSKY Martin L. Orlowsky	Chairman, President and Chief Executive Officer (Principal Executive Officer)

/s/ DAVID H. TAYLOR David H. Taylor	Director and Executive Vice President, Finance and Planning and Chief Financial Officer (Principal Financial Officer)

/s/ THOMAS R. STAAB Thomas R. Staab	Senior Vice President, Finance and Chief Accounting Officer, (Principal Accounting Officer)

/s/ ROBERT C. ALMON Robert C. Almon	Director

/s/ VIRGIS W. COLBERT Virgis W. Colbert	Director

/s/ DAVID E. R. DANGOOR David E. R. Dangoor	Director

/s/ KIT D. DIETZ Kit D. Dietz	Director

/s/ RICHARD W. ROEDEL Richard W. Roedel	Director

/s/ NIGEL TRAVIS Nigel Travis	Director

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS OF LORILLARD, INC. AND SUBSIDIARIES

Column A	Column B	Column C		Column D	Column E
		Additions
	Balance at	Charged to	Charged		Balance at
	Beginning	Costs and	to Other		End of
Description	of Period	Expenses	Accounts	Deductions(1)	Period
	(In millions)

For the Year Ended December 31, 2009
Deducted from assets:
Allowance for discounts	$—	$175	$—	$174	$1
Allowance for doubtful accounts	2	—	$—	—	2

	$2	$175	$—	$174	$3

For the Year Ended December 31, 2008
Deducted from assets:
Allowance for discounts	$—	$145	$—	$145	$—
Allowance for doubtful accounts	2	—	$—	—	2

Total	$2	$145	$—	$145	$2

For the Year Ended December 31, 2007
Deducted from assets:
Allowance for discounts	$—	$138	$—	$138	$—
Allowance for doubtful accounts	2	—	$—	—	2

Total	$2	$138	$—	$138	$2

(1)	Discounts allowed.