Form 10-Q
period 2010-03-31
LORILLARD, INC.
filed 2010-05-06
CIK 1424847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes     ☐     No     ☑

Class	Outstanding at April 28, 2010

Common stock, $0.01 par value	152,854,802 shares

Page No.
PART I. FINANCIAL INFORMATION	1

Item 1. Financial Statements	1

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	27

Item 3. Quantitative and Qualitative Disclosures about Market Risk	34

Item 4. Controls and Procedures	35

PART II. OTHER INFORMATION	35

Item 1. Legal Proceedings	35

Item 1A. Risk Factors	36

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	38

Item 3. Defaults Upon Senior Securities	38

Item 4. Submissions of Matters to a Vote of Security Holders	39

Item 5. Other Information	39

Item 6. Exhibits	39

SIGNATURES	S-1
EX-10.22
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
LORILLARD, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS

	March 31,	December 31,
(In millions, except share and per share data)	2010	2009
	(Unaudited)
Assets:
Cash and cash equivalents	$1,659	$1,384
Accounts receivable, less allowances of $3 and $3	19	9
Other receivables	38	41
Inventories	321	281
Deferred income taxes	467	466

Total current assets	2,504	2,181
Plant and equipment	238	237
Prepaid pension assets	61	60
Deferred income taxes	47	48
Other assets	52	49

Total assets	$2,902	$2,575

Liabilities and Shareholders’ Equity (Deficit):
Accounts and drafts payable	$79	$23
Accrued liabilities	311	318
Settlement costs	1,258	982
Income taxes	138	14

Total current liabilities	1,786	1,337
Long-term debt	735	722
Postretirement pension, medical and life insurance benefits	294	300
Other liabilities	124	129

Total liabilities	2,939	2,488

Commitments and Contingent Liabilities
Shareholders’ Equity (Deficit):
Preferred stock, $0.01 par value, authorized 10 million shares	—	—
Common stock:
Authorized—600 million shares; par value $0.01 per share
Issued—174 million and 174 million shares
Outstanding—153 million and 156 million shares	2	2
Additional paid-in capital	233	234
Earnings retained in the business	1,359	1,282
Accumulated other comprehensive loss	(117)	(121)
Treasury stock at cost, 21 million and 18 million shares	(1,514)	(1,310)

Total shareholders’ equity (deficit)	(37)	87

Total liabilities and shareholders’ equity	$2,902	$2,575

See Notes to Consolidated Condensed Financial Statements

LORILLARD, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended
	March 31,
(In millions, except per share data)	2010	2009
Net sales (including excise taxes of $437 and $150, respectively)	$1,360	$917
Cost of sales	882	534

Gross profit	478	383
Selling, general and administrative	96	89

Operating income	382	294
Investment income	1	1
Interest expense	(10)	—

Income before income taxes	373	295
Income taxes	141	111

Net income	$232	$184

Earnings per share:
Basic	$1.50	$1.09
Diluted	$1.50	$1.09

Weighted average number of shares outstanding:
Basic	154.55	168.07
Diluted	154.72	168.18

See Notes to Consolidated Condensed Financial Statements

LORILLARD, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
(UNAUDITED)

			Additional	Earnings	Accumulated		Total
	Comprehensive	Common	Paid-in	Retained in	Other	Treasury	Shareholders’
	Income	Stock	Capital	the Business	Comprehensive Loss	Shares	Equity (Deficit)
	(In millions)
Balance, January 1, 2009		$2	$222	$965	$(158)	$(400)	$631

Comprehensive income:
Net income	$184			184			184
Other comprehensive gains, pension liability, net of tax expense of $2	3				3		3

Comprehensive income	$187

Dividends paid				(155)			(155)
Share-based compensation			6				6

Balance, March 31, 2009		$2	$228	$994	$(155)	$(400)	$669

Balance, January 1, 2010		$2	$234	$1,282	$(121)	$(1,310)	$87

Comprehensive income:
Net income	$232			232			232
Other comprehensive gains, pension liability, net of tax expense of $2	4				4		4

Comprehensive income	$236

Dividends paid				(155)			(155)
Shares repurchased						(204)	(204)
Share-based compensation			(1)				(1)

Balance, March 31, 2010		$2	$233	$1,359	$(117)	$(1,514)	$(37)

See Notes to Consolidated Condensed Financial Statements

LORILLARD, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 31,
(In millions)	2010	2009
Cash flows from operating activities:
Net income	$232	$184
Adjustments to reconcile net cash provided by (used in) operating activities :
Depreciation and amortization	10	8
Deferred income taxes	1	—
Share-based compensation	2	—
Pension, health and life insurance benefits expense	8	11
Pension, health and life insurance contributions	(12)	(4)
Changes in operating assets and liabilities:
Accounts and other receivables	(7)	—
Inventories	(40)	(98)
Accounts payable and accrued liabilities	51	16
Settlement costs	276	243
Income taxes	124	97
Other assets	—	(4)
Other	2	—

Net cash provided by operating activities	647	453

Cash flows from investing activities:
Additions to plant and equipment	(10)	(10)

Net cash used in investing activities	(10)	(10)

Cash flows from financing activities:
Dividends paid	(155)	(155)
Shares repurchased	(204)	—
Debt issuance costs	(3)	—
Excess tax benefits from share-based arrangements	—	4

Net cash used in financing activities	(362)	(151)

Change in cash and cash equivalents	275	292
Cash and cash equivalents, beginning of year	1,384	1,191

Cash and cash equivalents, end of period	$1,659	$1,483

Cash paid for income taxes	$14	$14

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
     Subsequent to the issuance of the Company’s March 31, 2009 consolidated condensed financial statements included in Form 8-K, filed on June 11, 2009, the Company determined that immaterial errors existed in the footnote disclosure containing the condensed consolidating statement of cash flows for the three months ended March 31, 2009. The Issuer’s statement of cash flows for the three months ended March 31, 2009 has been corrected to reflect $100 million return of capital, previously reported as a financing inflow, as an investing inflow. In addition, the statement of cash flows for All Other Subsidiaries for the same period has been corrected to properly include the $100 million payment to the Issuer, previously reported as return of capital outflow within financing activities, as a component of dividends paid also within financing activities. These immaterial errors did not impact operating cash flows for any consolidating entity and had no impact on the consolidated condensed statement of cash flows for the three months ended March 31, 2009.
     Additionally, subsequent to the issuance of the Company’s March 31, 2009 consolidated condensed financial statements included in Form 8-K, filed on June 11, 2009, the Company amended the presentation of pension and postretirement cash inflows and outflows on the statement of cash flows by adding the lines “Pension, health and life insurance benefits expense” and “Pension, health and life insurance contributions” to enhance the disclosure of pension related activities. These changes have been reflected on the consolidated condensed statement of cash flows as well as the condensed consolidating statement of cash flows for the three months ended March 31, 2009.
     Also, subsequent to the issuance of the Company’s March 31, 2009 consolidated condensed financial statements included in Form 8-K, filed on June 11, 2009, the Company determined that immaterial errors existed in the consolidated condensed statement of income for the three months ended March 31, 2009. The consolidated condensed statement of income has been corrected to properly classify $2 million for the three months ended March 31, 2009, previously classified as selling, general and administrative costs, as cost of sales. Within the condensed consolidating financial information footnote (Note 13), the correction of the error was reflected in the Issuer column.
     Basis of Presentation. The accompanying unaudited consolidated condensed financial statements reflect all adjustments necessary to present fairly the financial position as of March 31, 2010 and December 31, 2009 and the consolidated income, shareholders’ equity (deficit) and cash flows for the three months ended March 31, 2010 and 2009.
     Results of operations for the three months for each of the years reported herein are not necessarily indicative of results of operations of the entire year.
     These consolidated condensed financial statements should be read in conjunction with the Consolidated Financial Statements and related Notes to Consolidated Financial Statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on February 25, 2010.
     Recently adopted accounting pronouncements —Lorillard adopted FASB ASC Subtopic 715-20 “Employers’ Disclosures about Postretirement Benefit Plan Assets.” ASC Subtopic 715-20 requires disclosure of investment policies and strategies in narrative form. ASC Subtopic 715-20 also requires employer disclosure on the fair value of plan assets, including (a) the level in the fair value hierarchy, (b) a reconciliation of beginning and ending fair value balances for Level 3 assets and (c) information on inputs and valuation techniques.
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
     Lorillard adopted FASB ASU 2009-05 “Fair Value Measurements and Disclosures (Topic 820): Measuring Liabilities at Fair Value.” Fair value of liabilities is defined as a price in an orderly transaction between market participants, but often liabilities are not transferred in the market due to significant restrictions. If a quoted price in an active market is available, it should be used and disclosed as a Level 1 valuation. When that is not available, an entity can use either a) the quoted price of an identical liability when traded as an asset in an active or inactive market, b) the quoted price for similar liabilities traded as assets in an active market or c) a valuation technique, such as the income or present value approaches. No adjustments should be made for the existence of contractual restrictions that prevent transfer. The update is effective for the first period after the issue date of August 2009. ASU 2009-05 did not have a material impact on Lorillard’s financial position or results of operations.
     Lorillard adopted FASB ASU 2010-06 “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.” ASU 2010-06 establishes additional disclosures related to fair value. Transfers in and out of Level 1 and Level 2 and the reasons for the transfers must be disclosed. Level 3 purchases, sales, issuances and settlements should be presented separately rather than net. In addition, the level of disaggregation and input and valuation techniques need to be disclosed. The effective dates are periods beginning after December 15, 2010 for the Level 3 purchases, sales, issuances and settlements disclosure, and periods beginning after December 15, 2009 for all other provisions. ASU 2010-06 did not have a material impact on Lorillard’s financial position or results of operations.
     Lorillard adopted FASB ASU 2010-09 “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements.” ASU 2010-09 amends Topic 855 for SEC filers to eliminate the disclosure of the date through which subsequent events have been reviewed. The effective date is February 24, 2010. ASU 2010-09 did not have a material impact on Lorillard’s financial position or results of operations.
2. Inventories
     Inventories are valued at the lower of cost, determined on a last-in, first-out (“LIFO”) basis, or market and consisted of the following:

	March 31,	December 31,
	2010	2009
	(In millions)
Leaf tobacco	$272	$236
Manufactured stock	45	41
Material and supplies	4	4

	$321	$281

     If the average cost method of accounting was used, inventories would be greater by approximately $193 and $189 million at March 31, 2010 and December 31, 2009, respectively.

3. Plant and Equipment
     Plant and equipment is stated at cost and consisted of the following:

	March 31,	December 31,
	2010	2009
	(In millions)
Land	$3	$3
Buildings	87	87
Equipment	562	563

Total	652	653
Accumulated depreciation	(414)	(416)

Plant and equipment, net	$238	$237

4. Other Assets
     Other assets were as follows:

	March 31,	December 31,
	2010	2009
	(In millions)
Other investments	$15	$15
Restricted cash	13	13
Debt issuance costs	8	5
Other prepaid assets	16	16

Total	$52	$49

5. Accrued Liabilities
     Accrued liabilities were as follows:

	March 31,	December 31,
	2010	2009
	(In millions)
Legal fees	$26	$21
Salaries and other compensation	21	16
Medical and other employee benefit plans	31	30
Consumer rebates	48	86
Sales promotion	19	21
Excise and other taxes	86	78
Other accrued liabilities	80	66

Total	$311	$318

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
     Assets and liabilities measured at fair value on a recurring basis as of March 31, 2010, were as follows:

	Level 1	Level 2	Level 3	Total
		(In millions)
Cash and Cash Equivalents:
Prime money market funds	$1,659	$—	$—	$1,659

Total cash and cash equivalents	$1,659	$—	$—	$1,659

Derivative Liability:
Interest rate swaps — fixed to floating rate	$—	$15	$—	$15

Total derivative instruments	$—	$15	$—	$15

     Asset and liabilities measured at fair value on a recurring basis at December 31, 2009 were as follows:

	Level 1	Level 2	Level 3	Total
		(In millions)
Cash and Cash Equivalents:
Prime money market funds	$1,384	$—	$—	$1,384

Total cash and cash equivalents	$1,384	$—	$—	$1,384

Derivative Liability:
Interest rate swaps — fixed to floating rate	$—	$28	$—	$28

Total derivative instruments	$—	$28	$—	$28

     There were no transfers between Level 1 and Level 2 for the twelve months ended December 31, 2009 or the three months ended March 31, 2010.
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
7. Credit Agreement
     On March 26, 2010, Lorillard Tobacco, the principal, wholly-owned operating subsidiary of the Company, entered into a $185 million revolving credit facility (“Revolver”) that expires March 26, 2013 and is guaranteed by the Company. Proceeds from the Revolver may be used for general corporate and working capital purposes. The interest rates on borrowings under the Revolver will be based on prevailing interest rates and, in part, upon the credit rating applicable to the Company’s senior unsecured long-term debt.
     The Revolver requires that the Company maintain a ratio of debt to net income plus income taxes, interest expense, depreciation and amortization expense, any extraordinary losses, any non-cash expenses or losses and any losses on sales of assets outside of the ordinary course of business (“EBITDA”) of not more than 2.25 to 1 and a ratio of EBITDA to interest expense of not less than 3.0 to 1. In addition, the Revolver contains customary affirmative and negative covenants, including restrictions on liens and sale and leaseback transactions subject to a limited exception. The Revolver contains customary events of default, including upon a change in control, that could result in the acceleration of all amounts and cancellation of all commitments outstanding, if any, under the Revolver.
     There were no borrowings under the Revolver between March 26, 2010 and March 31, 2010.
8. Long Term Debt
     In June 2009, Lorillard Tobacco issued $750 million aggregate principal amount of 8.125% unsecured senior notes due June 23, 2019 (the “2019 Notes”) pursuant to an Indenture, dated June 23, 2009, and First Supplemental Indenture, dated June 23, 2009 (the “Supplemental Indenture”). The 2019 Notes are unconditionally guaranteed on a senior unsecured basis by the Company. The interest rate payable on the 2019 Notes is subject to incremental increases from 0.25% to 2.00% in the event either Moody’s Investors Services, Inc. (“Moody’s”), Standard & Poor’s Ratings Services (“S&P”) or both Moody’s and S&P downgrade the 2019 Notes below investment grade (Baa3 and BBB- for Moody’s and S&P, respectively).
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
     At March 31, 2010, the carrying value of the 2019 Notes was $735 million and the fair value was $837 million. The fair value of the 2019 Notes was based on market pricing.
9. Derivative Instruments
     In September 2009, Lorillard Tobacco entered into interest rate swap agreements, which the Company guaranteed, with a total notional amount of $750 million to modify its exposure to interest rate risk by converting the interest rate payable on the 2019 Notes from a fixed rate to a floating rate. Under the agreements, Lorillard Tobacco receives interest based on a fixed rate of 8.125% and pays interest based on a floating one-month LIBOR rate plus a spread of 4.625%. The variable rates were 4.870% and 4.856% as of March 31, 2010 and December 31, 2009, respectively. The agreements expire in June 2019. The interest rate swap agreements qualify for hedge accounting and were designated as fair value hedges. Under the swap agreements, Lorillard Tobacco receives a fixed rate settlement and pays a variable rate settlement with the difference recorded in interest expense. That difference reduced interest expense by $6 million for the three months ended March 31, 2010.
     For derivatives designated as fair value hedges, which relate entirely to hedges of debt, changes in the fair value of the derivatives are recorded in other assets or other liabilities with an offsetting adjustment to the carrying amount of the hedged debt. At March 31, 2010 and December 31, 2009, the adjusted carrying amounts of the hedged debt outstanding were $735 million and $722 million, respectively and the amounts included in other liabilities were $15 million and $28 million, respectively.
     If our debt rating is downgraded below Ba2 by Moody’s or BB by S&P, the swap agreements will terminate and we will be required to cash settle them before their expiration date.

10. Earnings Per Share
     Basic and diluted earnings per share (“EPS”) were calculated using the following:

	Three Months Ended
	March 31,
	2010	2009
	(In millions)
Net Earnings	$232	$184

Weighted Average Shares Outstanding — Basic	154.55	168.07
Stock Options and Stock Appreciation Rights	.17	.11

Weighted Average Shares Outstanding — Diluted	154.72	168.18

     Options to purchase 0.7 million and 0.6 million shares of common stock were excluded from the diluted earnings per share calculation because their effect would be anti-dilutive for the quarters ended March 31, 2010 and March 31, 2009, respectively.
11. Benefit Plans
     Lorillard has defined benefit pension, postretirement benefits, profit sharing and savings plans for eligible employees.
     Net periodic benefit cost components were as follows:

	Three Months Ended
	March 31,
Pension Benefits	2010	2009
	(In millions)
Service cost	$4	$4
Interest cost	14	14
Expected return on plan assets	(17)	(15)
Amortization of net loss	2	4
Amortization of prior service cost	1	1

Net periodic benefit cost	$4	$8

	Three Months Ended
	March 31.
Other Postretirement Benefits	2010	2009
	(In millions)
Service cost	$1	$1
Interest cost	3	3

Net periodic benefit cost	$4	$4

     Lorillard expects to contribute $19 million to its pension plans and $15 million to its other postretirement benefit plans in 2010, of which $8 million and $4 million has been contributed to the pension and postretirement benefit plans as of March 31, 2010.

12. Share Repurchase Program
     As of January 19, 2010, the Company completed its $750 million share repurchase program that was announced on July 27, 2009, after repurchasing an additional 1.1 million shares in January 2010 for $90 million at an average purchase price of $78.36 per share. In February 2010, the Board of Directors authorized the repurchase of up to $250 million of the Company’s common stock. Purchases under this program were made from time to time at prevailing market prices in open market purchases, privately negotiated transactions, block purchases or otherwise, as determined by the Company’s management. The repurchases were funded from existing cash balances.
     As of March 31, 2010, the Company repurchased 1.5 million shares of its common stock for $114 million at an average price of $75.60 per share with $136 million the maximum remaining dollar value of shares that could be purchased under the program. This share repurchase program follows on prior share repurchase programs authorized by the Board since the Separation as set forth in the table below:

			Number of
	Amount		Shares
Authorized	Authorized	Completed	Repurchased
	(In millions)		(In millions)
July 2008	$400	October 2008	5.9
May 2009	250	July 2009	3.7
July 2009	750	January 2010	9.7

Total	$1,400		19.3

13. Consolidating Financial Information
     The following sets forth the condensed consolidating balance sheets as of March 31, 2010 and December 31, 2009, condensed consolidating statements of income for the three months ended March 31, 2010 and 2009, and condensed consolidating statements of cash flows for the three months ended March 31, 2010 and 2009 for Lorillard Tobacco (herein referred to as “Issuer”) as Issuer of the 2019 Notes (see Note 8 for description of the 2019 Notes), the Company as parent guarantor (herein referred to as “Parent”), and all other non-guarantor subsidiaries of the Company and Lorillard Tobacco (“All Other Subsidiaries”). These condensed consolidating financial statements were prepared in accordance with Rule 3-10 of SEC Regulation S-X, “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered.” Lorillard accounts for investments in these subsidiaries under the equity method of accounting.

Condensed Consolidating Balance Sheets
March 31, 2010
(In millions)
(Unaudited)

			All	Total
			Other	Consolidating
	Parent	Issuer	Subsidiaries	Adjustments	Consolidated

Assets:
Cash and cash equivalents	$175	$1,188	$296	$—	$1,659
Accounts receivable, less allowances of $3	—	19	—	—	19
Other receivables	—	32	6	—	38
Inventories	—	321	—	—	321
Deferred income taxes	—	467	—	—	467

Total current assets	175	2,027	302	—	2,504
Investment in subsidiaries	(190)	295	—	(105)	—
Plant and equipment	—	238	—	—	238
Prepaid pension assets	—	61	—	—	61
Deferred income taxes	(5)	48	4	—	47
Other assets	—	37	15	—	52

Total assets	$(20)	$2,706	$321	$(105)	$2,902

Liabilities and Shareholders’ Equity (Deficit):
Accounts and drafts payable	$—	$79	$—	$—	$79
Accrued liabilities	17	364	(70)	—	311
Settlement costs	—	1,258	—	—	1,258
Income taxes	—	73	65	—	138

Total current liabilities	17	1,774	(5)	—	1,786

Long-term debt	—	735	—	—	735
Postretirement pension, medical and life insurance benefits	—	294	—	—	294
Other liabilities	—	110	14	—	124

Total liabilities	17	2,913	9	—	2,939

Shareholders’ Equity (Deficit):
Common stock	2	—	—	—	2
Additional paid-in capital	233	275	214	(489)	233
Earnings retained in the business	1,359	(365)	98	267	1,359
Accumulated other comprehensive loss	(117)	(117)	—	117	(117)

Treasury stock	(1,514)	—	—	—	(1,514)

Total shareholders’ equity (deficit)	(37)	(207)	312	(105)	(37)

Total liabilities and shareholders’ equity	$(20)	$2,706	$321	$(105)	$2,902

Condensed Consolidating Balance Sheets
December 31, 2009
(In millions)

			All	Total
			Other	Consolidating
	Parent	Issuer	Subsidiaries	Adjustments	Consolidated

Assets:
Cash and cash equivalents	$130	$719	$535	$—	$1,384
Accounts receivable, less allowances of $3	—	9	—	—	9
Other receivables	—	35	6	—	41
Intercompany receivables	—	—	50	(50)	—
Inventories	—	281	—	—	281
Deferred income taxes	—	466	—	—	466

Total current assets	130	1,510	591	(50)	2,181
Investment in subsidiaries	(20)	581	—	(561)	—
Plant and equipment	—	237	—	—	237
Prepaid pension assets	—	60	—	—	60
Deferred income taxes	(5)	49	4	—	48
Other assets	—	34	15	—	49

Total assets	$105	$2,471	$610	$(611)	$2,575

Liabilities and Shareholders’ Equity:
Accounts and drafts payable	$—	$23	$—	$—	$23
Accrued liabilities	18	300	—	—	318
Intercompany payables	—	50	—	(50)	—
Settlement costs	—	982	—	—	982
Income taxes	—	14	—	—	14

Total current liabilities	18	1,369	—	(50)	1,337

Long-term debt	—	722	—	—	722
Postretirement pension, medical and life insurance benefits	—	300	—	—	300
Other liabilities	—	116	13	—	129

Total liabilities	18	2,507	13	(50)	2,488

Shareholders’ Equity:
Common stock	2	—	—	—	2
Additional paid-in capital	234	276	214	(490)	234
Earnings retained in the business	1,282	(191)	383	(192)	1,282
Accumulated other comprehensive loss	(121)	(121)	—	121	(121)

Treasury stock	(1,310)	—	—	—	(1,310)

Total shareholders’ equity	87	(36)	597	(561)	87

Total liabilities and shareholders’ equity	$105	$2,471	$610	$(611)	$2,575

Condensed Consolidating Statements of Income
For the Three Months Ended March 31, 2010
(In millions)
(Unaudited)

			All	Total
			Other	Consolidating
	Parent	Issuer	Subsidiaries	Adjustments	Consolidated

Net sales (including excise taxes of $437)	$—	$1,360	$—	$—	$1,360
Cost of sales	—	882	—	—	882

Gross profit	—	478	—	—	478
Selling, general and administrative (1)	—	276	(180)	—	96

Operating income	—	202	180	—	382
Investment income	—	1	—	—	1
Interest expense	—	(10)	—	—	(10)

Income before taxes	—	193	180	—	373
Income taxes	—	76	65	—	141

Equity in earnings of subsidiaries	232	115	—	(347)	—

Net income	$232	$232	$115	$(347)	$232

(1)	Includes intercompany royalties between Issuer and other subsidiaries of a corresponding amount.
Condensed Consolidating Statements of Income
For the Three Months Ended March 31, 2009
(In millions)
(Unaudited)

			All	Total
			Other	Consolidating
	Parent	Issuer	Subsidiaries	Adjustments	Consolidated

Net sales (including excise taxes of $150)	$—	$917	$—	$—	$917
Cost of sales	—	534	—	—	534

Gross profit	—	383	—	—	383
Selling, general and administrative (1)	—	219	(130)	—	89

Operating income	—	164	130	—	294
Investment income	—	1	—	—	1
Interest expense	—	—	—	—	—

Income before taxes	—	165	130	—	295
Income taxes	—	64	47	—	111

Equity in earnings of subsidiaries	184	83	—	(267)	—

Net income	$184	$184	$83	$(267)	$184

(1)	Includes intercompany royalties between Issuer and other subsidiaries of a corresponding amount.

Condensed Consolidating Statements of Cash Flows
For the Three Months Ended March 31, 2010
(In millions)
(Unaudited)

			All	Total
			Other	Consolidating
	Parent	Issuer	Subsidiaries	Adjustments	Consolidated

Cash flows from operating activities:
Net income	$232	$232	$115	$(347)	$232
Adjustments to reconcile net income to net cash provided by operating activities:
Equity income from subsidiaries	(232)	(115)	—	347	—
Depreciation and amortization	—	10	—	—	10
Deferred income taxes	—	1	—	—	1
Share-based compensation	—	2	—	—	2
Pension, health and life insurance benefits expense	—	8	—	—	8
Pension, health and life insurance contributions	—	(12)	—	—	(12)
Changes in operating assets and liabilities:
Accounts and other receivables	—	(7)	—	—	(7)
Inventories	—	(40)	—	—	(40)
Accounts payable and accrued liabilities	(1)	71	(19)	—	51
Settlement costs	—	276	—	—	276
Income taxes	—	59	65	—	124
Other	—	2	—	—	2
Return on investment in subsidiaries	405	400	—	(805)	—

Net cash provided by (used in) operating activities	$404	$887	$161	$(805)	$647

Cash flows from investing activities:
Additions to plant and equipment	—	(10)	—	—	(10)

Net cash used in investing activities	—	(10)	—	—	(10)

Cash flows from financing activities:
Dividends paid	(155)	(405)	(400)	805	(155)
Shares repurchased	(204)	—	—	—	(204)
Debt issuance costs	—	(3)	—	—	(3)

Net cash provided by/(used in) financing activities	(359)	(408)	(400)	805	(362)

Change in cash and cash equivalents	45	469	(239)	—	275
Cash and cash equivalents, beginning of year	130	719	535	—	1,384

Cash and cash equivalents, end of period	$175	$1,188	$296	$—	$1,659

Condensed Consolidating Statements of Cash Flows
For the Three Months Ended March 31, 2009
(In millions)
(Unaudited)

			All	Total
			Other	Consolidating
	Parent	Issuer	Subsidiaries	Adjustments	Consolidated

Cash flows from operating activities:
Net income	$184	$184	$83	$(267)	$184
Adjustments to reconcile net income to net cash provided by operating activities:
Equity income from subsidiaries	(184)	(83)	—	267	—
Depreciation and amortization	—	8	—	—	8
Pension, health and life insurance benefits expense	—	11	—	—	11
Pension, health and life insurance contributions	—	(4)	—	—	(4)
Changes in operating assets and liabilities:
Inventories	—	(98)	—	—	(98)
Accounts payable and accrued liabilities	—	10	6	—	16
Settlement costs	—	243	—	—	243
Income taxes	—	50	47	—	97
Other assets	—	(4)	—	—	(4)
Return on investment in subsidiaries	155	350	—	(505)	—

Net cash provided by (used in) operating activities	155	667	136	(505)	453

Cash flows from investing activities:
Return of capital	—	100	—	(100)	—
Additions to plant and equipment	—	(10)	—	—	(10)

Net cash provided by/(used in) investing activities	—	90	—	(100)	(10)

Cash flows from financing activities:
Dividends paid	(155)	(155)	(450)	605	(155)
Excess tax benefits from share-based arrangements	—	4	—	—	4

Net cash provided by/(used in) financing activities	(155)	(151)	(450)	605	(151)

Change in cash and cash equivalents	—	606	(314)	—	292
Cash and cash equivalents, beginning of year	19	565	607	—	1,191

Cash and cash equivalents, end of period	$19	$1,171	$293	$—	$1,483

14. Legal Proceedings
Tobacco Related Product Liability Litigation
     As of May 3, 2010, approximately 11,215 product liability cases are pending against cigarette manufacturers in the United States. Lorillard Tobacco is a defendant in approximately 10,250 of these cases. Lorillard, Inc. is a co-defendant in approximately 695 cases. Approximately 7,575 of these lawsuits are Engle Progeny Cases, described below, which include approximately 4,400 Engle Progeny claims initially asserted in a small number of multi-plaintiff actions that were severed into separate lawsuits by one Florida federal court during 2009.
     The pending product liability cases are composed of the types of cases listed below. Pending cases are those in which Lorillard Tobacco or Lorillard, Inc. have been joined to the litigation by either receipt of service of process, or execution of a waiver thereof, and a dismissal order has not been entered with respect to Lorillard Tobacco or Lorillard, Inc.
     Conventional Product Liability Cases. Conventional Product Liability Cases are brought by individuals who allege cancer or other health effects caused by smoking cigarettes, by using smokeless tobacco products, by addiction to tobacco, or by exposure to environmental tobacco smoke. As of May 3, 2010, approximately 140 cases are pending against cigarette manufacturers, including approximately 30 cases against Lorillard Tobacco. Lorillard, Inc. is a co-defendant in three cases.
     Engle Progeny Cases. Engle Progeny Cases are brought by individuals who purport to be members of the decertified Engle class. These cases are pending in a number of Florida courts. Lorillard Tobacco is a defendant in approximately 7,575 Engle Progeny Cases. Lorillard, Inc. is a co-defendant in approximately 685 cases. Some of the cases have been filed on behalf of multiple class members. The time period for filing Engle Progeny Cases expired in January 2008 and no additional cases may be filed.
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
     Flight Attendant Cases. Flight Attendant Cases are brought by non-smoking flight attendants alleging injury from exposure to environmental smoke in the cabins of aircraft. Plaintiffs in these cases may not seek punitive damages for injuries that arose prior to January 15, 1997. Lorillard Tobacco is a defendant in each of the approximately 2,600 pending Flight Attendant Cases. Lorillard, Inc. is not a defendant in any of these cases. The time for filing Flight Attendant Cases expired in 2000 and no additional cases in this category may be filed.
     Class Action Cases. Class Action Cases are purported to be brought on behalf of large numbers of individuals for damages allegedly caused by smoking. Six of these cases are pending against Lorillard Tobacco. Lorillard, Inc. is a co-defendant in two of these six cases. One of the six cases asserts claims on behalf of purchasers of “light” cigarettes. Lorillard, Inc. is not a defendant in this case. Neither Lorillard Tobacco nor Lorillard, Inc. is a defendant in the approximately 40 additional “lights” class actions that are pending against other cigarette manufacturers.
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
     Included in this category is the suit filed by the federal government, United States of America v. Philip Morris USA, Inc. (“Phillip Morris”), et al., that sought return of profits and injunctive relief. In August 2006, the trial court issued its verdict and granted injunctive relief. The verdict did not award monetary damages. In May

2009, the verdict was largely affirmed by an appellate court. In February 2010, the parties petitioned the U.S. Supreme Court to review the case. See “Reimbursement Cases” below.
     Filter Cases. In addition to the above, Filter Cases are brought by individuals, including former employees of Lorillard Tobacco, who seek damages resulting from their alleged exposure to asbestos fibers that were incorporated into filter material used in one brand of cigarettes manufactured by Lorillard Tobacco for a limited period of time ending more than 50 years ago. Lorillard Tobacco is a defendant in 30 such cases, including two cases in which Lorillard, Inc. is a co-defendant. Lorillard, Inc. is also a defendant in two additional Filter Cases, in which Lorillard Tobacco is not a defendant.
     In addition, Lorillard Tobacco and Lorillard, Inc. were named as defendants in one case in which it is alleged that a fire caused by a Lorillard cigarette led to an individual’s death. That matter was dismissed during February 2010. Plaintiff did not notice an appeal from the dismissal order and this matter is concluded.
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
     Plaintiffs in most of the cases seek unspecified amounts of compensatory damages and punitive damages that may range into the billions of dollars. Plaintiffs in some of the cases seek treble damages, statutory damages, disgorgement of profits, equitable and injunctive relief, and medical monitoring, among other damages.
     Conventional Product Liability Cases
     As of May 3, 2010, approximately 140 cases are pending against cigarette manufacturers in the United States. Lorillard Tobacco is a defendant in approximately 30 of these cases. Lorillard, Inc. is a co-defendant in three of the pending cases.
     Since January 1, 2008, verdicts have been returned in three cases. Neither Lorillard Tobacco nor Lorillard, Inc. was a defendant in any of these trials. Juries found in favor of the plaintiffs in each of these three trials. In one of the trials, the jury awarded actual damages. The two other cases were re-trials ordered by appellate courts in which juries were permitted to consider only the amount of punitive damages to award. Both of these trials resulted in punitive damages verdicts that awarded the plaintiffs $1.5 million in one of the cases and $13.8 million in the other. Appeals are pending in the three matters. In rulings addressing cases tried in earlier years, some appellate courts have reversed verdicts returned in favor of the plaintiffs while other judgments that awarded damages to smokers have been affirmed on appeal. Manufacturers have exhausted their appeals and have been required to pay damages to plaintiffs in eleven individual cases in recent years. Punitive damages were paid to the smokers in five of the eleven cases. Neither Lorillard Tobacco nor Lorillard, Inc. was a party to these eleven matters.
     As of May 3, 2010, trial was underway in one Conventional Product Liability Case. Neither Lorillard Tobacco nor Lorillard, Inc. is a defendant in this case. Some cases are scheduled for trial in 2010, including some in which Lorillard Tobacco is a defendant. Trial dates are subject to change.
     Engle Progeny Cases
     In 2006, the Florida Supreme Court issued a ruling in a case, Engle v. R.J. Reynolds Tobacco Co., et al., that had been certified as a class action on behalf of Florida residents, and survivors of Florida residents, who were injured or died from medical conditions allegedly caused by addiction to smoking. During a three-phase trial, a Florida jury awarded actual damages to three individuals and approximately $145 billion in punitive damages to the certified class. In its 2006 decision, the Florida Supreme Court vacated the punitive damages award, determined that the case could not proceed further as a class action and ordered decertification of the class. The Florida Supreme Court also reinstated the actual damages awards to two of the three individuals whose claims were heard during the first phase of the Engle trial. These two awards totaled $7 million, and both verdicts were paid in February 2008. Lorillard Tobacco’s payment to these two individuals, including interest, totaled approximately $3 million.

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
     Lorillard Tobacco is a defendant in approximately 7,575 cases filed by individuals who allege they or their decedents were members of the Engle class. Lorillard, Inc. is a co-defendant in approximately 685 of the pending cases. Some of the suits are on behalf of multiple plaintiffs. Various courts have entered orders severing the cases filed by multiple plaintiffs into separate actions. During 2009, one Florida federal court entered orders that severed the claims of approximately 4,400 Engle Progeny plaintiffs, initially asserted in a small number of multi-plaintiff actions, into separate lawsuits. In some cases, spouses of alleged former class members have also brought derivative claims.
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
     As of May 3, 2010, trial was underway in three of the Engle Progeny Cases.
     Verdicts have been returned in 18 Engle Progeny Cases since the Florida Supreme Court issued its 2006 ruling that permitted members of the Engle class to bring individual lawsuits. Juries awarded actual damages and punitive damages in nine of the trials. The nine punitive damages awards were $2 million, $5 million, $5 million, $12.5 million, $18 million, $20 million, $25 million, $80 million and $244 million. In six of the trials, juries’ awards were limited to actual damages.
     In the three other trials, juries found in favor of the defendants that the plaintiffs were not former Engle class members. As of May 3, 2010, defendants were contesting, or were expected to contest, either by appeals or by post-trial motions, each of the 15 verdicts in which plaintiffs were awarded damages. None of the 15 Engle Progeny trials in which plaintiffs were awarded damages since the Florida Supreme Court’s 2006 decision had reached a final resolution as of May 3, 2010. Neither Lorillard Tobacco nor Lorillard, Inc. was a defendant in these 18 trials.
     In a case tried prior to the Florida Supreme Court’s 2006 decision permitting members of the Engle class to bring individual lawsuits, one Florida court allowed the plaintiff to rely at trial on certain of the Engle jury’s findings. That trial resulted in a verdict for the plaintiffs in which they were awarded approximately $25 million in actual damages. Neither Lorillard Tobacco nor Lorillard, Inc. was a party to this case. During 2010, a Florida appellate court affirmed the jury’s verdict. As of May 3, 2010, defendants’ petitions for rehearing were pending.
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
     As of May 3, 2010, none of the flight attendant cases are scheduled for trial. Trial dates are subject to change.
     Class Action Cases
     Lorillard Tobacco is a defendant in six pending cases. Lorillard, Inc. is a co-defendant in two of these cases. In most of the pending cases, plaintiffs seek class certification on behalf of groups of cigarette smokers, or the estates of deceased cigarette smokers, who reside in the state in which the case was filed.
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

     The Scott Case. In one of the class actions pending against Lorillard Tobacco, Scott v. The American Tobacco Company, et al. (District Court, Orleans Parish, Louisiana, filed May 24, 1996), the Louisiana Court of Appeal, Fourth Circuit, issued a decision during April 2010 that modified the trial court’s 2008 amended final judgment. The Court of Appeal’s April 2010 decision reduced the judgment amount from approximately $264 million to approximately $242 million to fund a ten year, court-supervised smoking cessation program. The April 2010 decision also changed the date on which the award of post-judgment interest will accrue from June 2004 to July 2008. Interest awarded by the amended final judgment will continue to accrue from July 2008 until the judgment either is paid or is reversed on appeal. As of May 3, 2010, judicial interest totaled approximately $25.3 million. Lorillard, Inc., which was a party to the case in the past, is no longer a defendant. As of May 3, 2010, the deadline for the parties to seek further review of the Court of Appeal’s ruling had not expired.
     In its April 2010 ruling, the Court of Appeal expressly preserved defendants’ right to assert claims on unspent or surplus funds, should any such funds be present, at the conclusion of the ten-year smoking cessation program.
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
     In February 2007, the Louisiana Court of Appeal reduced the amount of the award by approximately $328 million; struck an award of prejudgment interest, which totaled approximately $440 million as of December 31, 2006; and limited class membership to individuals who began smoking by September 1, 1988, and whose claims accrued by September 1, 1988. In January 2008, the Louisiana Supreme Court denied plaintiffs’ and defendants’ separate petitions for review. In May 2008, U.S. Supreme Court denied defendants’ request that it review the case. The case was returned to the trial court, which subsequently entered an amended final judgment that ordered the defendants to pay approximately $264 million to fund the court-supervised smoking cessation program for the members of the certified class. The Court of Appeal’s April 2010 decision was an appeal from this judgment.
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
     Other Class Action Cases. In one of the cases pending against Lorillard Tobacco, Brown v. The American Tobacco Company, Inc., et al. (Superior Court, San Diego County, California, filed June 10, 1997), the court initially certified the case as a class action but it subsequently granted defendants’ motion for class decertification. During 2009, the California Supreme Court vacated the class decertification order and Brown has been returned to the trial court for further activity. While it is not possible to predict future developments in Brown, a new class certification order could be entered. The class previously certified in Brown was composed of residents of California who smoked at least one of defendants’ cigarettes between June 10, 1993 and April 23, 2001 and who were exposed to defendants’ marketing and advertising activities in California. During 2010, the court reversed a prior order and will permit plaintiffs to reassert claims regarding the allegedly fraudulent marketing of “light” or “ultra-light” cigarettes.
     “Lights” Class Actions. Cigarette manufacturers are defendants in another group of cases in which plaintiffs’ claims are based on the allegedly fraudulent marketing of “light” or “ultra-light” cigarettes. Classes have been certified in some of these matters. In one of the pending “lights” cases, Good v. Altria Group, Inc., et al., the U.S. Supreme Court ruled that neither the Federal Cigarette Labeling and Advertising Act nor the Federal Trade Commission’s regulation of cigarettes’ tar and nicotine disclosures preempts (or bars) some of plaintiffs’ claims. Lorillard Tobacco is a defendant in one class action in which plaintiffs claims are limited to purchasers of “light” cigarettes, Schwab v. Philip Morris USA, Inc., et al., which is discussed below. In another case, Cleary v. Philip Morris Incorporated, et al., a court allowed plaintiffs to amend their complaint in an existing class action to assert claims on behalf of a subclass of individuals who purchased “light” cigarettes from the defendants, but it subsequently dismissed the “light” cigarettes claims asserted against Lorillard Tobacco. As of May 3, 2010, the deadline for plaintiffs to appeal this ruling had not expired. The court hearing the case of Brown v. The American Tobacco Company, et al., has permitted the plaintiffs to reassert claims regarding the allegedly fraudulent marketing of “light” or “ultra-light” cigarettes. Lorillard, Inc. is not a party to any of the purported “lights” class actions.
     Approximately 40 additional purported “lights” class actions are pending against other cigarette manufacturers. During 2009, the Judicial Panel on Multidistrict Litigation consolidated various federal court “lights” class actions pending against Philip Morris USA or Altria Group and transferred those cases to the U.S. District Court of Maine. As of May 3, 2010, 13 cases were part of the consolidated proceeding. None of the cases pending against Lorillard Tobacco or Lorillard, Inc. are part of the consolidated proceeding.
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
     Following trial, the defendants, the government and several intervenors noticed appeals to the Circuit Court of Appeals for the District of Columbia. Defendants received a stay of the judgment and remedial order from the Court of Appeals that remained in effect while the appeal was pending. In May 2009, a three judge panel upheld substantially all of the District Court’s final judgment and remedial order. In September 2009, the Court of Appeals denied defendants’ rehearing petitions as well as their motion to vacate those statements in the appellate ruling that address defendants’ marketing of “low tar” or “lights” cigarettes, to vacate those parts of the trial court’s judgment on that issue, and to remand the case with instructions to deny as moot the government’s allegations and requested relief regarding “lights” cigarettes. The Court of Appeals has stayed its order that formally relinquishes jurisdiction of defendants’ appeal pending the filing and disposition of the government’s and the defendants’ petitions for writ of certiorari to the U.S. Supreme Court. As of May 3, 2010, the U.S. Supreme Court has not announced whether it will grant review of any of the petitions for writ of certiorari that were filed on February 19, 2010 by Lorillard Tobacco, the other defendants, the federal government and the intervenors.
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
     The State Settlement Agreements provide that the agreements are not admissions, concessions or evidence of any liability or wrongdoing on the part of any party, and were entered into by the Original Participating Manufacturers to avoid the further expense, inconvenience, burden and uncertainty of litigation. Lorillard recorded pretax charges for its obligations under the State Settlement Agreements of $276 million and $247 million for the three months ended March 2010 and 2009, respectively. Lorillard’s portion of ongoing adjusted settlement payments and legal fees is based on its share of domestic cigarette shipments in the year preceding that in which the payment is due. Accordingly, Lorillard records its portions of ongoing adjusted settlement payments as part of cost of manufactured products sold as the related sales occur.
     The State Settlement Agreements require that the domestic tobacco industry make annual payments of $10.4 billion, subject to adjustment for several factors, including inflation, market share and industry volume. In addition, the domestic tobacco industry is required to pay settling plaintiffs’ attorneys’ fees, subject to an annual cap of $500 million, as well as an additional amount of up to $125 million in each year through 2008. These payment obligations are the several and not joint obligations of each settling defendant.
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
     Filter Cases
     In addition to the above, claims have been brought against Lorillard Tobacco and Lorillard, Inc. by individuals who seek damages resulting from their alleged exposure to asbestos fibers that were incorporated into filter material used in one brand of cigarettes manufactured by Lorillard Tobacco for a limited period of time ending more than 50 years ago. Lorillard Tobacco is a defendant in 30 such cases. Lorillard, Inc. is a defendant in four Filter Cases, including two that also name Lorillard Tobacco. Since January 1, 2008, Lorillard Tobacco has paid, or has reached agreement to pay, a total of approximately $14.3 million in settlements to finally resolve approximately 75 claims. The related expense was recorded in selling, general and administrative expenses on the consolidated statements of income. Since January 1, 2008, verdicts have been returned in two Filter Cases. During September 2008, a jury in the District Court of Bexar County, Texas, returned a verdict for Lorillard Tobacco in the case of Young v. Lorillard Tobacco Company. Plaintiffs in the Young case did not pursue an appeal and that matter is concluded. During January 2010, a jury in the Superior Court of California, Los Angeles County, returned a verdict for Lorillard Tobacco in the case of Cox v. Asbestos Corporation, Ltd., et al. In the case of Cox, the deadline for plaintiffs to pursue an appeal had not expired as of May 3, 2010. As of May 3, 2010, nine of the Filter Cases were scheduled for trial. Trial dates are subject to change.
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
     MSA-Related Antitrust Suit. In October 2008, Lorillard Tobacco was named as a defendant in an action filed in the Western District of Kentucky, Vibo Corporation, Inc. d/b/a/ General Tobacco v. Conway, et al. The suit alleges that the named defendants, which include 52 state and territorial attorneys general and 19 tobacco manufacturers, violated the federal Sherman Antitrust Act of 1890 (the “Sherman Act”) by entering into and participating in the MSA. The plaintiff alleges that MSA participants, like it, that were not in existence when the MSA was executed in 1998 but subsequently became participants, are unlawfully required to pay significantly more sums to the states than companies that joined the MSA within 90 days after its execution. In addition to the Sherman Act claim, plaintiff has raised a number of constitutional claims against the states. Plaintiff seeks a declaratory judgment in its favor on all claims, an injunction against the continued enforcement of the MSA, treble damages against the tobacco manufacturer defendants, including Lorillard Tobacco and other manufacturer defendants, and damages and injunctive relief against the states, including contract recession and restitution. In December 2008, the court dismissed the complaint against all defendants, including Lorillard Tobacco. The court entered its final judgment dismissing the suit on January 6, 2010. Thereafter, the plaintiff filed a notice of appeal to the federal Court of Appeals for the Sixth Circuit. To date, no further filings have been made.
Defenses
     Each of Lorillard Tobacco and Lorillard, Inc. believes that it has valid defenses to the cases pending against it as well as valid bases for appeal should any adverse verdicts be returned against either of them. As of May 3, 2010, Lorillard Tobacco was a defendant in approximately 10,250 pending product liability cases, and Lorillard, Inc. was a co-defendant in approximately 695 of these cases. While Lorillard Tobacco and Lorillard, Inc. intend to defend vigorously all tobacco products liability litigation, it is not possible to predict the outcome of any of this litigation. Litigation is subject to many uncertainties. Plaintiffs have prevailed in several cases, as noted above. It is possible that one or more of the pending actions could be decided unfavorably as to Lorillard Tobacco, Lorillard, Inc. or the other defendants. Lorillard Tobacco and Lorillard, Inc. may enter into discussions in an attempt to settle particular cases if either believe it is appropriate to do so.
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
15. Subsequent Event
     In April 2010, Lorillard Tobacco issued $1 billion of unsecured senior notes in two tranches (the “Notes”) pursuant to an Indenture, dated June 23, 2009, and the Second Supplemental Indenture, dated April 12, 2010 (the “Supplemental Indenture”). The first tranche was $750 million aggregate principal amount of 6.875% Notes due May 1, 2020, and the second tranche was $250 million aggregate principal amount of 8.125% Notes due May 1, 2040. Lorillard Tobacco is the principal, wholly-owned operating subsidiary of the Company and the Notes are unconditionally guaranteed on a senior unsecured basis by the Company.
     Upon the occurrence of a change of control triggering event, Lorillard Tobacco will be required to make an offer to repurchase the Notes at a price equal to 101% of the aggregate principal amount of the Notes, plus accrued interest. A “change of control triggering event” occurs when there is both a “change of control” (as defined in the Supplemental Indenture) and the Notes cease to be rated investment grade by both Moody’s and S&P within 60 days of the occurrence of a change of control or public announcement of the intention to effect a change of control. The Notes are not entitled to any sinking fund and are not redeemable prior to maturity. The Notes contain covenants that restrict liens and sale and leaseback transactions, subject to a limited exception. The net proceeds from the issuance will be used for general corporate purposes, which may include, among other things, the repurchase, redemption or retirement of securities including its common stock, acquisitions, additions to working capital and capital expenditures.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     The following discussion should be read in conjunction with our historical consolidated financial statements and the notes related to those financial statements included in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (the “Form 10-Q”). In addition to historical information, the following discussion contains forward-looking statements based on current expectations that involve risks and uncertainties. Investors are cautioned not to place undue reliance on these forward-looking statements. Statements preceded by, followed by or that otherwise include the words “believe,” “expect,” “anticipate,” “intend,” “project,” “estimate,” “plan,” “may increase,” “may fluctuate” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” “may” and “could” are generally forward-looking in nature and are not historical facts. Actual results and the timing of certain events may differ significantly from those projected in such forward-looking statements due to a number of factors, including those risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2009 (the “Form 10-K”) and those risk factors set forth in “Business Environment” below, in Part II, “Item 1A. Risk Factors” and elsewhere in this Form 10-Q. Except for our ongoing obligations to disclose material information under the federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events unless required by law. For any forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States (“GAAP”).
     The terms “Lorillard,” “we,” “our” and “us” refer to Lorillard, Inc., a Delaware corporation, and its subsidiaries. The terms “Lorillard, Inc.” and the “Company” refer solely to the parent company and “Lorillard Tobacco” refers solely to Lorillard Tobacco Company, the principal subsidiary of Lorillard, Inc.

Overview
     We are the third largest manufacturer of cigarettes in the United States. We were founded in 1760 and are the oldest continuously operating tobacco company in the United States. Newport, which is our flagship brand, is a menthol flavored premium cigarette brand and the top selling menthol and second largest selling cigarette brand overall in the United States based on gross units sold in the first three months of 2010 and in the full year 2009. In addition to the Newport brand, our product line has five additional brand families marketed under the Kent, True, Maverick, Old Gold and Max brand names. These six cigarette brands include 41 different product offerings which vary in price, taste, flavor, length and packaging. In the United States and certain U.S. possessions and territories, we shipped 8.9 billion cigarettes in the first three months of 2010 and 36.3 billion cigarettes for full year 2009. Our major trademarks outside of the United States were sold in 1977. We manufacture all of our cigarette products at our Greensboro, North Carolina facility.
Critical Accounting Policies and Estimates
     For a description of the critical accounting policies that require the use of significant judgments and estimates by management, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 25, 2010.
Business Environment
     Participants in the U.S. tobacco industry, including us, face a number of issues that have adversely affected their results of operations and financial condition in the past and will continue to do so, including:
•	A substantial volume of litigation seeking compensatory and punitive damages ranging into the billions of dollars, as well as equitable and injunctive relief, arising out of allegations of cancer and other health effects resulting from the use of cigarettes, addiction to smoking or exposure to environmental tobacco smoke, including claims for economic damages relating to alleged misrepresentation concerning the use of descriptors such as “lights,” as well as other alleged damages.

•	Substantial annual payments continuing in perpetuity, and significant restrictions on marketing and advertising have been agreed to and are required under the terms of certain settlement agreements, including the Master Settlement Agreement among major tobacco manufacturers and 46 states and various other governments and jurisdictions (the “MSA”) that we entered into in 1998 along with Philip Morris Incorporated, Brown & Williamson Tobacco Corporation and R.J. Reynolds Tobacco Company (the other “Original Participating Manufacturers”) to settle asserted and unasserted health care cost recovery and other claims. We and certain other U.S. tobacco product manufacturers previously settled similar claims brought by Mississippi, Florida, Texas and Minnesota (the “Initial State Settlements,” and together with the MSA, the “State Settlement Agreements”). The State Settlement Agreements impose a stream of future payment obligations on us and the other major U.S. cigarette manufacturers and place significant restrictions on their ability to market and sell cigarettes.

•	The domestic cigarette market, in which we currently conduct our only significant business, continues to contract. As a result of price increases, restrictions on advertising, promotions and smoking in public and private facilities, increases in regulation and excise taxes, health concerns, a decline in the social acceptability of smoking, increased pressure from anti-tobacco groups and other factors, domestic cigarette shipments have decreased at a compound rate of approximately 3.2% from the twelve months ended March 31, 2000 through the twelve months ended March 31, 2010.

•	Increases in cigarette prices since 1998 have led to an increase in the volume of discount and, specifically, deep discount cigarettes. Cigarette price increases have been driven by increases in federal, state and local excise taxes and by manufacturer price increases. Price increases have led, and continue to lead, to high levels of discounting and other promotional activities for premium brands. Deep discount brands have grown from an estimated share in 1998 of less than 2.0% to an estimated 13.9% for the three months ended March 31, 2010, and continue to be a significant competitive factor in the domestic market. We do not have sufficient empirical data to determine whether the increased price of cigarettes has deterred consumers from starting to smoke or encouraged them to quit smoking, but it is likely that increased prices may have had an adverse effect on consumption and may continue to do so.

•	The tobacco industry is subject to substantial and increasing regulation. In June 2009, the U.S. Congress passed, and the President signed into law, the Family Smoking Prevention and Tobacco Control Act granting the FDA authority to regulate tobacco products. Pursuant to the terms of the new law, the FDA could promulgate regulations that could, among other things, result in a ban on or restrict the use of menthol in cigarettes. The law will impose new restrictions on the manner in which cigarettes can be advertised and marketed, require larger and more severe health warnings on cigarette packaging, permit restriction of the level of tar and nicotine contained in or yielded by cigarettes and may alter the way cigarette products are developed and manufactured. We believe that the law will provide our larger competitors with a competitive advantage. In addition, the law established a Tobacco Products Scientific Advisory Committee (“TPSAC”) to, among other things, evaluate issues surrounding the use of menthol as a flavoring or ingredient in cigarettes. The TPSAC held its first meeting on March 30-31, 2010 and the TPSAC began the process of considering the issues surrounding the use of menthol in cigarettes. No formal resolutions were passed at this meeting. We expect the TPSAC will have further meetings on the issue in 2010.

In August 2009, we, along with RJR Tobacco, other tobacco manufacturers and a tobacco retailer, filed a lawsuit in the U.S. District Court for the Western District of Kentucky against the FDA challenging the constitutionality of certain restrictions on speech included in the new law. These restrictions on speech include, among others, bans on the use of color and graphics in certain tobacco product advertising, limits on the right to make truthful statements regarding modified risk tobacco products, a prohibition on making certain statements about the FDA’s regulation of tobacco products, restrictions on the placement of outdoor advertising, a ban on certain promotions offering gifts in consideration for the purchase of tobacco products, a ban on brand name sponsorship of events and the sale of brand name merchandise, and a ban on the distribution of product samples. The suit also challenges the law’s requirement for extensive graphic warning labels on all packaging and advertising. The complaint seeks a judgment (i) declaring that such provisions of the new law violate the First and/or Fifth Amendments of the U.S. Constitution and (ii) enjoining the FDA from enforcing the unconstitutional provisions of the law. In January 2010, the district court issued an order (a) striking down the provisions of the new law that banned the use of color and graphics in certain tobacco product advertising and prohibited tobacco manufacturers from making certain statements about the FDA’s regulation of tobacco products and (b) upholding the remaining challenged advertising provisions. In March 2010, both sides filed an appeal of the district court’s order to the Court of Appeals for the Sixth Circuit. While we believe there is established legal precedent supporting our claims, we cannot predict the outcome of any such appeal. Nor can we make any assurances that our appeal will be successful.

•	The federal government and many state and local governments and agencies, as well as private businesses, have adopted legislation, regulations or policies which prohibit, restrict or discourage smoking, including legislation, regulations or policies prohibiting or restricting smoking in public buildings and facilities, stores, restaurants and bars, on airline flights and in the workplace. Other similar laws and regulations are currently under consideration and may be enacted by federal, state and local governments in the future.

•	Substantial federal, state and local excise taxes are reflected in the retail price of cigarettes. For the three months ended March 31, 2010, the federal excise tax was $1.0066 per pack and combined state and local excise taxes ranged from $0.07 to $4.25 per pack. For the three months ended March 31, 2010, there were no state excise tax increases implemented. The federal excise tax on cigarettes increased by $0.6166 per pack to $1.0066 per pack, effective April 1, 2009, to finance health insurance for children. It is likely that increases in excise and similar taxes have had an adverse impact on sales of cigarettes and that the most recent increase and future increases, the extent of which cannot be predicted, could result in further volume declines for the cigarette industry, including us, and an increased sales shift toward deep discount cigarettes rather than premium brands. In addition, we and other cigarette

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
     The following table presents Lorillard’s selected industry and market share data for the three months ended March 31, 2010 and 2009.
Selected Industry and Market Share Data (1)

	Three Months Ended
	March 31,
(Volume in billions)	2010	2009
Lorillard total domestic unit volume (in billions)	8.7	7.7
Industry total domestic unit volume	72.0	73.8
Lorillard’s share of the domestic market	12.1	10.5
Lorillard’s premium volume as a percentage of its domestic volume	87.8	90.3
Lorillard’s share of the premium market	15.0	13.5

Newport’s share of the domestic market	10.4	9.3
Newport’s share of the premium market	14.7	13.2
Total menthol segment market share for the industry	29.4	27.9
Total discount segment market share for the industry	29.3	29.9
Newport’s share of the menthol market	35.4	33.2
Newport’s share of Lorillard’s total volume(2)	86.5	88.8
Newport’s share of Lorillard’s net sales(2)	90.9	93.2

(1)	Source: Management Science Associates, Inc. (“MSAI”), an independent third-party database management organization that collects wholesale shipment data from various cigarette manufacturers. MSAI divides the cigarette market into two price segments, the premium price segment and the discount or reduced price segment. MSAI’s information relating to unit sales volume and market share of certain of the smaller, primarily deep discount, cigarette manufacturers is based on estimates derived by MSAI. Management believes that volume and market share information for deep discount manufacturers may be understated and, correspondingly, market share information for the larger manufacturers, including Lorillard, may be overstated by MSAI. Lorillard has made certain adjustments to the data received from MSAI to reflect management’s judgment as to which brands are included in the menthol segment.

(2)	Source: Lorillard shipment reports.

Results of Operations
Three Months Ended March 31, 2010 Compared to the Three Months Ended March 31, 2009

	Three Months Ended
	March 31,
	2010	2009
	(In millions)
Net sales (a)	$1,360	$917
Cost of sales (a) (b) (c)	882	534

Gross profit	478	383
Selling, general and administrative	96	89

Operating income	382	294
Investment income	1	1
Interest expense	(10)	—

Income before income taxes	373	295
Income taxes	141	111

Net income	$232	$184

(a)	Includes excise taxes of $437 and $150, respectively.

(b)	Includes $276 million and $247 million to accrue obligations under the State Settlement Agreements, respectively.

(c)	Includes $27 million and $20 million to accrue obligations under the Federal Assessment for Tobacco Growers, respectively.
Three Months ended March 31, 2010 Compared to Three Months ended March 31, 2009
     Net sales. Net sales increased by $443 million, or 48.3%, from $917 million for the three months ended March 31, 2009 to $1.360 billion for the three months ended March 31, 2010. Net sales increased $287 million due to the increase in federal excise taxes effective April 1, 2009, $128 million due to higher unit sales volume, $12 million due to higher average unit prices reflecting price increases in February and March 2009 and February 2010 and $16 million of lower sales incentives. Federal excise taxes are included in net sales and increased $30.83 per thousand units, or $0.62 per pack of 20 units, to $50.33 per thousand cigarettes, or $1.01 per pack of 20 cigarettes, effective April 1, 2009.
     Our total unit volume increased 12.1% and domestic unit volume increased 12.7% for the three months ended March 31, 2010 compared to the corresponding period of 2009. Unit volume figures in this section are provided on a gross basis. The increase in domestic wholesale shipments in the first quarter of 2010 reflects the unusually low unit volume in 2009 resulting from tax-driven trade purchasing patterns in anticipation of the increase in the federal excise tax on cigarettes on April 1, 2009. In addition to this effect, increases in wholesale inventory levels during the first quarter of 2010 contributed to this increase in unit volume compared to last year. Total Newport unit volume increased 9.2% and domestic Newport unit volume increased 9.8% for the three months ended March 31, 2010 compared to the corresponding period of 2009. Industry-wide domestic unit volume decreased an estimated 2.4% for the three months ended March 31, 2010 compared to the corresponding period of 2009. Industry shipments of premium brands comprised 70.7% of industry-wide domestic unit volume during the three months ended March 31, 2010 compared to 70.1% in the corresponding period of 2009.
     Cost of sales. Cost of sales increased by $348 million, or 65.2%, from $534 million for the three months ended March 31, 2009 to $882 million for the three months ended March 31, 2010. The increase in cost of sales is primarily due to the increase in federal excise taxes ($287 million), higher raw material costs, primarily tobacco and wrapping materials ($6 million), higher unit sales volume ($12 million) and higher expenses related to the State Settlement Agreements ($29 million) and the Federal Assessment for Tobacco Growers ($7 million) and the assessment of Food and Drug Administration fees ($7 million). We recorded pre-tax charges for our obligations under the State Settlement Agreements of $276 million and $247 million for the three months ended March 31 2010 and 2009, respectively, an increase of $29 million. The $29 million increase is due to higher unit sales ($29 million), the impact of the inflation adjustment ($7 million), partially offset by other adjustments ($7 million).

     Selling, general and administrative. Selling, general and administrative expenses increased $7 million, or 7.9%, from $89 million for the three months ended March 31, 2009 to $96 million for the three months ended March 31, 2010. The increase in the first quarter of 2010 is primarily due to a $5 million increase in compensation expenses, a $1 million increase in health care costs and a $1 million increase in legal expenses due to the continuing defense costs associated with the Engle progeny cases.
     Interest expense. Interest expense increased $10 million for the three months ended March 31, 2010, compared to the three months ended March 31, 2009, and reflects interest on the Senior Notes issued in the second quarter of 2009, net of the effect of interest rate swap agreements.
     Income taxes. Income taxes increased $30 million or 27.0% from $111 million for the three months ended March 31, 2009 to $141 million in for the three months ended March 31, 2010. The change reflects an increase in income before income taxes of $78 million in 2010, or 26.4% and an increase of the effective tax rate from 37.7% in the three months ended March 31, 2009 to 37.8% in the three months ended March 31, 2010. This increase in the effective rate is primarily due to the $2 million impact of the repeal of future tax deductions for Medicare Part D subsidies for retiree drug benefits pursuant to the health care reform legislation enacted during the first quarter of 2010 partially offset by a statutory increase in the manufacturer’s deduction.
Liquidity and Capital Resources
     Our cash and cash equivalents of $1.659 billion at March 31, 2010 were invested in prime money market funds.
Cash Flows
     Cash flow from operating activities. The principal source of liquidity for our business and operating needs is internally generated funds from our operations. We generated net cash flow from operations of $647 million for the three months ended March 31, 2010 compared to $453 million for the three months ended March 31, 2009. The increased cash flow in 2010 primarily reflects higher net income and the timing of payments for income taxes and State Settlement Agreements.
     Cash flow from investing activities. Our cash flow from investing activities used cash of $10 million for capital expenditures for the three months ended March 31, 2010 and 2009, respectively. The expenditures were primarily used for the modernization of manufacturing equipment. Our capital expenditures for the year ending December 31, 2010 are forecast to be between $55 million and $65 million.
     Cash flow from financing activities. Our cash flow from operations has exceeded our working capital and capital expenditure requirements during the first three months of 2010. We paid cash dividends to our shareholders of $155 million on March 12, 2009 and March 11, 2010, respectively.
     On March 26, 2010, Lorillard Tobacco, the principal, wholly-owned operating subsidiary of the Company, entered into a $185 million revolving credit facility (“Revolver”) that expires March 26, 2013 and is guaranteed by the Company. Proceeds from the Revolver may be used for general corporate and working capital purposes. The interest rates on borrowings under the Revolver will be based on prevailing interest rates and, in part, upon the credit rating applicable to the Company’s senior unsecured long-term debt.
     The Revolver requires that the Company maintain a ratio of debt to net income plus income taxes, interest expense, depreciation and amortization expense, any extraordinary losses, any non-cash expenses or losses and any losses on sales of assets outside of the ordinary course of business (“EBITDA”) of not more than 2.25 to 1 and a ratio of EBITDA to interest expense of not less than 3.0 to 1. In addition, the Revolver contains customary affirmative and negative covenants, including restrictions on liens and sale and leaseback transactions subject to a limited exception. The Revolver contains customary events of default, including upon a change in control, that could result in the acceleration of all amounts and cancellation of all commitments outstanding, if any, under the Revolver.
     There were no borrowings under the Revolver between March 26, 2010 and March 31, 2010.

     During the first quarter of 2010 the Company completed the $750 million share repurchase that was announced on July 27, 2009 by repurchasing 1.1 million shares of the common stock at a cost of $90 million and repurchased approximately 1.5 million shares of its common stock under a $250 million share repurchase program announced on February 25, 2010 at a cost of $114 million.
Liquidity
     We believe that cash flow from operating activities will be sufficient for the foreseeable future to enable us to meet our obligations under the State Settlement Agreements and to fund our working capital, capital expenditure and debt service requirements. We cannot predict our cash requirements related to any future settlements or judgments, including cash required to post bond for any appeals, if necessary, and can make no assurance that we will be able to meet all of those requirements.
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
     In April 2010, we paid $829 million under the State Settlement Agreements, primarily based on 2009 volume. In addition, in April 2010, we deposited $92 million, in an interest-bearing escrow account in accordance with procedures established in the MSA pending resolution of a claim by us and the other Original Participating Manufacturers that they are entitled to reduce their MSA payments based on a loss of market share to non-participating manufacturers. Most of the states that are parties to the MSA are disputing the availability of the reduction and we believe that this dispute will ultimately be resolved by judicial and arbitration proceedings. Our

$92 million reduction is based upon the Original Participating Manufacturers collective loss of market share in 2007 and 2006. In April of 2009, 2008, 2007 and 2006, we had previously deposited $69 million, $72 million, $111 million and $109 million, respectively, in the same escrow account discussed above, which was based on a loss of market share in 2006, 2005, 2004 and 2003 to non-participating manufacturers. In February 2009, we directed the transfer of $72 million from this account to the non-disputed account, related to the loss of market share in 2005, pursuant to an Agreement Concerning Arbitration that we and the other Participating Manufacturers entered into with certain MSA states. This amount was then paid to the MSA states. We and the other Original Participating Manufacturers have the right to claim additional reductions of MSA payments in subsequent years under provisions of the MSA. In addition to the payments made in the first four months of 2010, we anticipate the additional amount payable in 2010 will be approximately $200 million to $225 million, primarily based on 2010 estimated volume.
Contractual Cash Payment Obligations
     The following chart presents our contractual cash payment obligations as of March 31, 2010.

		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
	(In millions)
Senior notes	$750	$—	$—	$—	$750
Interest payments related to notes	562	61	183	122	196
Tobacco leaf purchase obligations	144	144	—	—	—
Machinery purchase obligations	54	53	1	—	—
Operating lease obligations	4	2	2	—	—

Total	$1,514	$260	$186	$122	$946

     In addition to the obligations presented in the table above, as of March 31, 2010, we believe that it is reasonably possible that payments of up to $4 million may be made to various tax authorities in the next twelve months related to gross unrecognized tax benefits. We cannot make a reasonably reliable estimate of the amount of liabilities for unrecognized tax benefits that may result in cash settlements for periods beyond twelve months.
     As previously discussed, we have entered into the State Settlement Agreements, which impose a stream of future payment obligations on us and the other major U.S. cigarette manufacturers. Our portion of ongoing adjusted settlement payments, including fees to settling plaintiffs’ attorneys, is based on a number of factors which are described above. Our cash payment under the State Settlement Agreements in 2009 amounted to $1.118 billion and we estimate our cash payments in 2010 under the State Settlement Agreements will be between $1.100 billion and $1.150 billion, primarily based on 2009 estimated industry volume. Payment obligations are not incurred until the related sales occur and therefore are not reflected in the above table.
Off-Balance Sheet Arrangements
     None.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
Market Risk
     We invest in financial instruments that involve market risk. Our measure of market risk exposure represents an estimate of the change in fair value of our financial instruments. Market risk exposure is presented below for each class of financial instrument we held at March 31, 2010, assuming immediate adverse market movements of the magnitude described below. We believe that the rate of adverse market movement represents a measure of exposure to loss under hypothetically assumed adverse conditions. The estimated market risk exposure represents the hypothetical loss to future earnings and does not represent the maximum possible loss nor any expected actual loss, even under adverse conditions, because actual adverse fluctuations would likely differ. In addition, since our investment portfolio is subject to change based on its portfolio management strategy as well as in response to changes in the market, these estimates are not necessarily indicative of the actual results which may occur.

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
     Interest rate risk. Our investments, which are included in cash and cash equivalents, consist of money market funds with major financial institutions. Those investments are exposed to fluctuations in interest rates. A sensitivity analysis, based on a hypothetical 1% increase or decrease in interest rates on our average 2010 investments, would cause an increase or decrease in pretax income of approximately $4 million for the three months ended March 31, 2010.
     Our debt is denominated in US Dollars and has been issued at a fixed rate. In September 2009, we entered into interest rate swap agreements for a total notional amount of $750 million to hedge changes in fair value of the Notes due to changes in the designated benchmark interest rate. Changes in the fair value of the derivative are recorded in earnings along with offsetting adjustments to the carrying amount of the hedged debt. A sensitivity analysis, based on a hypothetical 1% change in LIBOR, would cause an increase or decrease in pretax income by approximately $2 million for the three months ended March 31, 2010.
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
PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
     Information about legal proceedings is set forth in Note 14, “Legal Proceedings and Commitments – Legal Proceedings,” in the Notes to Consolidated Condensed Financial Statements included in “Item 1. Financial Statements” of this Form 10-Q. Such information is incorporated by reference as if fully set forth herein.

Item 1A. Risk Factors.
With the exception of the following, there have been no other material changes in our risk factors from those disclosed in Part I, Item 1A of our Form 10-K:
As of May 3, 2010, Lorillard Tobacco is a defendant in approximately 10,250 tobacco-related lawsuits, including approximately 695 cases in which Lorillard, Inc. is a co-defendant. These cases, which are extremely costly to defend, could result in substantial judgments against Lorillard Tobacco and/or Lorillard, Inc.
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
     Punitive damages, often in amounts ranging into the billions of dollars, are specifically pleaded in a number of cases in addition to compensatory and other damages. It is possible that the outcome of these cases, individually or in the aggregate, could result in bankruptcy. It is also possible that Lorillard Tobacco and Lorillard, Inc. may be unable to post a surety bond in an amount sufficient to stay execution of a judgment in jurisdictions that require such bond pending an appeal on the merits of the case. Even if Lorillard Tobacco and Lorillard, Inc. are successful in defending some or all of these actions, these types of cases are very expensive to defend. A material increase in the number of pending claims could significantly increase defense costs and have an adverse effect on our results of operations and financial condition. Further, adverse decisions in litigations against other tobacco companies could have an adverse impact on the industry, including us.
A judgment has been rendered against Lorillard Tobacco in the Scott litigation.
     In July 2008, the District Court of Orleans Parish, Louisiana, entered an amended final judgment in favor of the plaintiffs in Scott v. The American Tobacco Company, et al. (District Court, Orleans Parish, Louisiana, filed May 24, 1996), a class action on behalf of certain cigarette smokers resident in the State of Louisiana. In April 2010, the Louisiana Court of Appeal, Fourth Circuit, issued a decision that modified the trial court’s 2008 amended final judgment. The Court of Appeal’s decision reduced the judgment amount from approximately $264 million to approximately $242 million to fund a ten year, court-supervised smoking cessation program. The April 2010 decision also changed the date on which the award of post-judgment interest will accrue from June 2004 to July 2008. Interest awarded by the amended final judgment will continue to accrue from July 2008 until the judgment either is paid or is reversed on appeal. As of May 3, 2010, judicial interest totaled approximately $25.3 million. Lorillard Tobacco’s share of any judgment, including an award of post-judgment interest, has not been determined. In the fourth quarter of 2007, we recorded a pretax provision of approximately $66 million for this matter. Lorillard, Inc., which was a party to the case in the past, is no longer a defendant. As of May 3, 2010, the deadline for the parties to seek further review of the Court of Appeal’s ruling had not expired. It is not possible to predict the final outcome of this matter.
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
     The 2006 ruling by the Florida Supreme Court in Engle also permitted members of the Engle class to file individual claims, including claims for punitive damages. The Florida Supreme Court held that these individual plaintiffs are entitled to rely on a number of the jury’s findings in favor of the plaintiffs in the first phase of the Engle trial. These findings included that smoking cigarettes causes a number of diseases; that cigarettes are addictive or dependence-producing; and that the defendants, including Lorillard Tobacco and Lorillard, Inc., were negligent, breached express and implied warranties, placed cigarettes on the market that were defective and unreasonably dangerous, and concealed or conspired to conceal the risks of smoking. Lorillard Tobacco is a defendant in approximately 7,575 cases pending in various state and federal courts in Florida that were filed by members of the Engle class (the “Engle Progeny Cases”), including approximately 700 cases in which Lorillard, Inc. is a co-defendant.
     As of May 3, 2010, Lorillard Tobacco was a defendant in several Engle Progeny Cases that have been placed on courts’ 2010 trial calendars or in which specific 2010 trial dates have been set. Lorillard, Inc. is a co-defendant in some of these cases. Trial schedules are subject to change and it is not possible to predict how many of the Engle Progeny Cases pending against Lorillard Tobacco or Lorillard, Inc. will be tried during 2010. It also is not possible to predict whether some courts will implement procedures that consolidate multiple Engle Progeny Cases for trial.
     Verdicts have been returned in 18 Engle Progeny cases since the Florida Supreme Court issued its 2006 ruling. Neither Lorillard Tobacco nor Lorillard, Inc. was a defendant in these 18 trials. In nine of the 18 trials, juries awarded actual damages and punitive damages. The punitive damages awards were $2 million, $5 million, $5 million, $12.5 million, $18 million, $20 million, $25 million, $80 million and $244 million. In six of the trials, juries awarded only actual damages. In the three other trials, juries found in favor of the defendants that the plaintiffs were not former Engle class members.
Concerns that mentholated cigarettes may pose greater health risks could adversely affect our business.
     Some plaintiffs and constituencies, including public health agencies, have claimed or expressed concerns that mentholated cigarettes may pose greater health risks than non-mentholated cigarettes, including concerns that mentholated cigarettes may make it easier to start smoking and harder to quit and may seek restrictions or a ban on the production and sale of mentholated cigarettes. Any ban or material limitation on the use of menthol in cigarettes would materially adversely affect our results of operations, cash flow and financial condition.
     In June 2009, the U.S. Congress passed, and the President signed into law, the Family Smoking Prevention and Tobacco Control Act (the “Act’) that includes a provision establishing a Tobacco Products Scientific Advisory Committee (“TPSAC”) to, among other things, evaluate issues surrounding the use of menthol as a flavoring or ingredient in cigarettes. In addition, the legislation permits the FDA to ban menthol upon a finding that such prohibition would be appropriate for the public health. The TPSAC held its first meeting on March 30-31, 2010 and began the process of considering the issues surrounding the use of menthol in cigarettes. No formal resolutions were passed at this meeting. We expect the TPSAC will have further meetings on the issue in 2010.
     The provisions of the Act relating to menthol were the latest development concerning the use of menthol as a flavor in cigarettes. In 2002, the U.S. Department of Health and Human Services National Institutes of Health, Center for Disease Control and Prevention and National Cancer Institute and other public health agencies supported the First Conference on Menthol Cigarettes (the “First Menthol Conference”). The executive summary of the conference proceedings outlined “why it is important to study menthol cigarettes” and included statements that “menthol’s sensation of coolness might result in deeper inhalation” and “could contribute to increased uptake of inhaled tobacco constituents, including nicotine and cancer-causing agents.” In addition, the Center for Disease Control and Prevention has published a pamphlet titled “Pathways to Freedom, Winning the Fight Against Tobacco” that, under the heading “The Dangers of Menthol” states that “menthol can make it easier for a smoker to inhale deeply, which may allow more chemicals to enter the lungs. Menthol in cigarettes does not make smoking safer. In fact, menthol may even make things worse.”
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
     In October 2009, several months after the effective date of the Act and in anticipation of the TPSAC proceedings on menthol, the Second Conference on Menthol Cigarettes (“Second Menthol Conference”) was held in Washington, D.C. during which tobacco control advocates met to discuss the state of science regarding menthol cigarettes. In December 2009, the chairs of the Second Menthol Conference provided a “Report to the Food and Drug Administration (FDA) Prepared as Public Comment” which summarized the proceedings of the Second Menthol Conference. Although no formal resolutions were passed at the Second Menthol Conference, the report contained “findings for the banning of menthol” which included, among other things, that menthol may be a starter product for youth, presented a greater addiction potential and was a social justice issue.
     Since we are the leading manufacturer of mentholated cigarettes in the United States, we could face increased exposure to tobacco-related litigation as a result of such allegations. Even if such claims are unsubstantiated, increased concerns about the health impact of mentholated cigarettes could materially adversely affect our sales, including sales of Newport.
Changes in laws, regulations and other requirements could adversely affect our business, results of operations or financial condition.
     In addition to the regulation of our business by the FDA, our business, results of operations or financial condition could be adversely affected by new or future legal requirements imposed by legislative or regulatory initiatives, including but not limited to those relating to health care reform, climate change and environmental matters. For example, the health care reform legislation, which was signed into law in March 2010, resulted in the repeal of $2 million of future tax deductions for Medicare Part D subsidies for our retiree drug benefits and could impact our accounting for retiree medical benefits, employer-sponsored medical plans and related matters in future periods. However, the extent of that impact, if any, cannot be determined until regulations are promulgated and additional interpretations of the health care law are available. New legislation or regulations may result in increased costs directly for our compliance or indirectly to the extent such requirements increase the prices of goods and services because of increased costs or reduced availability. We cannot predict whether such legislative or regulatory initiatives will result in significant changes to existing laws and regulations and/or whether any changes in such laws or regulations will have a material adverse affect on our business, results of operations or financial condition.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     In the first quarter of 2010, the Company repurchased the following number of shares of its common stock:

				Approximate
			Total Number of	Dollar Value of
			Shares Purchased	Shares that
	Total	Average	as Part of	May Yet Be
	Number	Price	Publicly	Purchased
	of Shares	Paid per	Announced Plans	Under the Plans
(In millions, except for per share amounts)	Purchased	Share	or Programs	or Programs
January 1, 2010—January 31, 2010	1.1	$78.36	1.1	$—
February 1, 2010—February 28, 2010	—	—	—	250
March 1, 2010—March 31, 2010	1.5	75.60	1.5	136

Total	2.6	$76.79	2.6

     The shares repurchased were acquired under share repurchase programs authorized by the Board of Directors on July 27, 2009 and February 25, 2010 for a maximum of $750 million and $250 million, respectively. All repurchases were made in open market transactions. The Company records the repurchase of shares of common stock at cost based on the transaction date of the repurchase. The $750 million repurchase program was completed on January 19, 2010. As of March 31, 2010, the maximum dollar value of shares that may yet be purchased under the February 25, 2010 repurchase program was $136 million.
Item 3. Defaults Upon Senior Securities
     None.

Item 4. Submissions of Matters to a Vote of Security Holders
     None.
Item 5. Other Information
     None.
Item 6. Exhibits

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation of Lorillard, Inc., incorporated herein by reference to Exhibit 3.1 to our Current Report on Form 8-K (File No. 1-34097) filed on June 12, 2008

3.2	Amended and Restated Bylaws of Lorillard, Inc., as of February 25, 2010, incorporated herein by reference to Exhibit 3.2 to our Current Report on Form 8-K filed (File No. 1-34097) on March 2, 2010

3.3	Certificate of Amendment of Certificate of Incorporation of Lorillard Tobacco Company and Certificate of Incorporation of Lorillard Tobacco Company, incorporated herein by reference to Exhibit 3.3 to Lorillard, Inc.’s Registration Statement on Form S-3 (File No. 333-159902) filed on June 11, 2009

3.4	Bylaws of Lorillard Tobacco Company, incorporated herein by reference to Exhibit 3.4 to Lorillard, Inc.’s Registration Statement on Form S-3 (File No. 333-159902) filed on June 11, 2009

4.1	Specimen certificate for shares of common stock of Lorillard, Inc., incorporated herein by reference to Exhibit 4.1 to our Amended Registration Statement on Form S-4 (File No. 333-149051) filed on May 9, 2008

4.2	Indenture, dated June 23, 2009, among Lorillard Tobacco Company, Lorillard, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee, incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K (File No. 1-34097) filed on June 23, 2009

4.3	First Supplemental Indenture, dated June 23, 2009, among Lorillard Tobacco Company, Lorillard, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee, incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K (File No. 1-34097) filed on June 23, 2009

4.5	Form of 8.125% Senior Note due 2019 of Lorillard Tobacco Company, incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K (File No. 1-34097) filed on June 23, 2009

4.6	Form of Guarantee Agreement of Lorillard, Inc. for the 8.125% Senior Notes due 2019 of Lorillard Tobacco Company, incorporated by reference to Exhibit 4.4 to Lorillard, Inc.’s Current Report on Form 8-K filed on June 23, 2009

10.1	Separation Agreement between Loews Corporation and Lorillard, Inc., Lorillard Tobacco Company, Lorillard Licensing Company, LLC, One Park Media Services, Inc. and Plisa, S.A., incorporated herein by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q (File No. 1-34097) filed on August 7, 2008

10.2	Amended and Restated Employment Agreement between Lorillard, Inc. and Martin L. Orlowsky, dated December 19, 2008†*

10.3	Comprehensive Settlement Agreement and Release with the State of Florida to settle and resolve with finality all present and future economic claims by the State and its subdivisions relating to the use of or exposure to tobacco products, incorporated herein by reference to Exhibit 10 to Loews’s Report on Form 8-K (File No. 1-6541) filed September 5, 1997

Exhibit
Number	Description
10.4	Comprehensive Settlement Agreement and Release with the State of Texas to settle and resolve with finality all present and future economic claims by the State and its subdivisions relating to the use of or exposure to tobacco products, incorporated herein by reference to Exhibit 10 to Loews’s Report on Form 8-K (File No. 1-6541) filed February 3, 1998

10.5	State of Minnesota Settlement Agreement and Stipulation for Entry of Consent Judgment to settle and resolve with finality all claims of the State of Minnesota relating to the subject matter of this action which have been or could have been asserted by the State, incorporated herein by reference to Exhibit 10.1 to Loews’s Report on Form 10-Q for the quarter ended March 31, 1998 (File No. 1-6541) filed May 15, 1998

10.6	State of Minnesota Consent Judgment relating to the settlement of tobacco litigation, incorporated herein by reference to Exhibit 10.2 to Loews’s Report on Form 10-Q for the quarter ended March 31, 1998 (File No. 1-6541) filed May 15, 1998

10.7	State of Minnesota Settlement Agreement and Release relating to the settlement of tobacco litigation, incorporated herein by reference to Exhibit 10.3 to Loews’s Report on Form 10-Q for the quarter ended March 31, 1998 (File No. 1-6541) filed May 15, 1998

10.8	State of Minnesota State Escrow Agreement relating to the settlement of tobacco litigation, incorporated herein by reference to Exhibit 10.6 to Loews’s Report on Form 10-Q for the quarter ended March 31, 1998 (File No. 1-6541) filed May 15, 1998

10.9	Stipulation of Amendment to Settlement Agreement and For Entry of Agreed Order, dated July 2, 1998, regarding the settlement of the State of Mississippi health care cost recovery action, incorporated herein by reference to Exhibit 10.1 to Loews’s Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 1-6541) filed August 14, 2008

10.10	Mississippi Fee Payment Agreement, dated July 2, 1998, regarding the payment of attorneys’ fees, incorporated herein by reference to Exhibit 10.2 to Loews’s Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 1-6541) filed August 14, 2008

10.11	Stipulation of Amendment to Settlement Agreement and For Entry of Consent Decree, dated July 24, 1998, regarding the settlement of the Texas health care cost recovery action, incorporated herein by reference to Exhibit 10.4 to Loews’s Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 1-6541) filed on August 14, 2008

10.12	Texas Fee Payment Agreement, dated July 24, 1998, regarding the payment of attorneys’ fees, incorporated herein by reference to Exhibit 10.5 to Loews’s Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 1-6541) filed on August 14, 2008

10.13	Stipulation of Amendment to Settlement Agreement and For Entry of Consent Decree, dated September 11, 1998, regarding the settlement of the Florida health care cost recovery action, incorporated herein by reference to Exhibit 10.1 to Loews’s Report on Form 10-Q for the quarter ended September 30, 1998 (File No. 1-6541) filed November 17, 2008

10.14	Florida Fee Payment Agreement, dated September 11, 1998, regarding the payment of attorneys’ fees, incorporated herein by reference to Exhibit 10.2 to Loews’s Report on Form 10-Q for the quarter ended September 30, 1998 (File No. 1-6541) filed November 17, 2008

10.15	Master Settlement Agreement with 46 states, the District of Columbia, the Commonwealth of Puerto Rico, Guam, the U.S. Virgin Islands, American Samoa and the Northern Marianas to settle the asserted and unasserted health care cost recovery and certain other claims of those states, incorporated herein by reference to Exhibit 10 to Loews’s Current Report on Form 8-K (File No. 1-6541) filed November 25, 1998

10.16	Form of Assignment and Assumption of Services Agreement, dated as of April 1, 2008, by and between R.J. Reynolds Tobacco Company and R.J. Reynolds Global Products, Inc., with a joinder by Lorillard Tobacco Company, incorporated herein by reference to Exhibit 10.17 to our Amended Registration Statement on Form S-4 (File No. 333-149051) filed on March 26, 2008

10.17	Lorillard, Inc. 2008 Incentive Compensation Plan, incorporated herein by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed on August 7, 2008†

Exhibit
Number	Description
10.18	Form of Lorillard, Inc. indemnification agreement for directors and executive officers, incorporated herein by reference to Exhibit 10.19 to our Amended Registration Statement on Form S-4 (File No. 333-149051) filed on May 9, 2008†

10.19	Form of Severance Agreement for named executive officers, incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K filed on July 10, 2008†

10.20	Amendment to Supply Agreement for Reconstituted Tobacco, dated as of October 30, 2008, by and between R.J. Reynolds Tobacco Company and Lorillard Tobacco Company, incorporated herein by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 filed on November 4, 2008 #

10.21	Form of Stock Appreciation Rights Award Certificate, incorporated herein by reference to Exhibit 10.7 to our Quarterly Report on Form 10-Q filed on November 4, 2008†

10.22	Form of Stock Option Award Certificate†*

10.23	Credit Agreement, dated as of March 26, 2010, among the Company, as borrower, Lorillard, as parent guarantor, the lenders referred to therein, and JPMorgan Chase Bank, N.A., as Administrative Agent, incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on March 26, 2010

11.1	Statement regarding computation of earnings per share. (See Note 10 to the consolidated financial statements.)*

31.1	Certification by the Chief Executive Officer of Lorillard, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a)*

31.2	Certification by the Chief Financial Officer of Lorillard, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a)*

32.1	Certification by the Chief Executive Officer and Chief Financial Officer of Lorillard, Inc. pursuant to 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002)*

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

*	Filed herewith.

**	Pursuant to applicable securities laws and regulations, the Company is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Company has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fails to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.

#	Confidential treatment has been granted for certain portions of this exhibit pursuant to an order under the Exchange Act of 1934, as amended, which portions have been omitted and filed separately with the Securities and Exchange Commission.

†	Management or compensatory plan or arrangement required to be filed pursuant to Item 601(b)(10) of Regulation S-K.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: May 6, 2010

LORILLARD, INC.
By:	/s/ Martin L. Orlowsky
	Name:	Martin L. Orlowsky
	Title:	Chairman, President and Chief Executive Officer

By:	/s/ David H. Taylor
	Name:	David H. Taylor
	Title:	Executive Vice President, Finance and Planning and Chief Financial Officer