Form 10-Q
period 2010-09-30
LORILLARD, INC.
filed 2010-10-27
CIK 1424847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

Class	Outstanding at October 22, 2010
Common stock, $0.01 par value	149,610,076 shares

Page No.
PART I. FINANCIAL INFORMATION	1

Item 1. Financial Statements	1

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	30

Item 3. Quantitative and Qualitative Disclosures about Market Risk	38

Item 4. Controls and Procedures	39

PART II. OTHER INFORMATION	39

Item 1. Legal Proceedings	39

Item 1A. Risk Factors	39

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	42

Item 3. Defaults Upon Senior Securities	42

Item 4. [Reserved]	43

Item 5. Other Information	43

Item 6. Exhibits	43

SIGNATURES	S-1
EX-10.26
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.
LORILLARD, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS

	September 30,	December 31,
(In millions, except share and per share data)	2010	2009
	(Unaudited)
Assets:
Cash and cash equivalents	$2,112	$1,384
Accounts receivable, less allowances of $3 and $3	14	9
Other receivables	25	41
Inventories	311	281
Deferred income taxes	453	466
Other current assets	139	—

Total current assets	3,054	2,181
Plant and equipment, net	239	237
Prepaid pension assets	68	60
Deferred income taxes	46	48
Other assets	97	49

Total assets	$3,504	$2,575

Liabilities and Shareholders’ Equity (Deficit):
Accounts and drafts payable	$18	$23
Accrued liabilities	401	318
Settlement costs	956	982
Income taxes	14	14

Total current liabilities	1,389	1,337
Long-term debt	1,816	722
Postretirement pension, medical and life insurance benefits	292	300
Other liabilities	45	129

Total liabilities	3,542	2,488

Commitments and Contingent Liabilities
Shareholders’ Equity (Deficit):
Preferred stock, $0.01 par value, authorized 10 million shares	—	—
Common stock:
Authorized—600 million shares; par value $0.01 per share
Issued—174 million and 174 million shares
Outstanding—151 million and 156 million shares	2	2
Additional paid-in capital	236	234
Earnings retained in the business	1,574	1,282
Accumulated other comprehensive loss	(109)	(121)
Treasury stock at cost, 24 million and 18 million shares	(1,741)	(1,310)

Total shareholders’ equity (deficit)	(38)	87

Total liabilities and shareholders’ equity (deficit)	$3,504	$2,575

See Notes to Consolidated Condensed Financial Statements

LORILLARD, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In millions, except per share data)	2010	2009	2010	2009
Net sales (including excise taxes of $494, $466, $1,413 and $1,101, respectively)	$1,567	$1,419	$4,446	$3,855
Cost of sales	1,001	931	2,861	2,430

Gross profit	566	488	1,585	1,425
Selling, general and administrative	101	96	293	282

Operating income	465	392	1,292	1,143
Investment income	1	1	3	4
Interest expense	(29)	(15)	(66)	(18)

Income before income taxes	437	378	1,229	1,129
Income taxes	163	143	459	423

Net income	$274	$235	$770	$706

Earnings per share:
Basic	$1.82	$1.44	$5.04	$4.24
Diluted	$1.81	$1.44	$5.04	$4.24

Weighted average number of shares outstanding:
Basic	151.33	163.58	152.63	166.42
Diluted	151.54	163.72	152.81	166.55

See Notes to Consolidated Condensed Financial Statements

LORILLARD, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
(UNAUDITED)

					Accumu-		Total
					lated		Sharehold-
	Compre-		Additional	Earnings	Other		ers’
	hensive	Common	Paid-in	Retained in	Compre-	Treasury	Equity
	Income	Stock	Capital	the Business	hensive Loss	Shares	(Deficit)
	(In millions)
Balance, January 1, 2009		$2	$222	$965	$(158)	$(400)	$631

Comprehensive income:
Net income	$706			706			706
Other comprehensive gains, pension liability, net of tax expense of $5	9				9		9

Comprehensive income	$715

Dividends paid				(473)			(473)
Shares repurchased						(502)	(502)
Share-based compensation			10				10

Balance, September 30, 2009		$2	$232	$1,198	$(149)	$(902)	$381

Balance, January 1, 2010		$2	$234	$1,282	$(121)	$(1,310)	$87

Comprehensive income:
Net income	$770			770			770
Other comprehensive gains, pension liability, net of tax expense of $6	12				12		12

Comprehensive income	$782

Dividends paid				(478)			(478)
Shares repurchased						(431)	(431)
Share-based compensation			2				2

Balance, September 30, 2010		$2	$236	$1,574	$(109)	$(1,741)	$(38)

See Notes to Consolidated Condensed Financial Statements

LORILLARD, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,
(In millions)	2010	2009
Cash flows from operating activities:
Net income	$770	$706
Adjustments to reconcile net cash provided by/(used in) operating activities :
Depreciation and amortization	27	25
Pension, health and life insurance contributions	(25)	(25)
Pension, health and life insurance benefits expense	24	35
Deferred income taxes	12	—
Share-based compensation	2	4
Changes in operating assets and liabilities:
Accounts and other receivables	(5)	23
Inventories	(30)	(42)
Accounts payable and accrued liabilities	12	38
Settlement costs	(26)	(89)
Income taxes	(86)	(84)
Other assets	3	4
Other	—	(10)

Net cash provided by operating activities	678	585

Cash flows from investing activities:
Additions to plant and equipment	(28)	(39)

Net cash used in investing activities	(28)	(39)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	1,000	750
Dividends paid	(478)	(473)
Shares repurchased	(431)	(502)
Debt issuance costs	(13)	(5)
Excess tax benefits from share-based arrangements	—	7

Net cash provided by/(used in) financing activities	78	(223)

Change in cash and cash equivalents	728	323
Cash and cash equivalents, beginning of year	1,384	1,191

Cash and cash equivalents, end of period	$2,112	$1,514

Cash paid for income taxes	$532	$478

Cash paid for interest, net of cash received from interest rate swaps of $12 in 2010	$21	$—

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
     Subsequent to the issuance of the Company’s September 30, 2009 consolidated condensed financial statements included in Form 10-Q, filed on October 29, 2009, the Company amended the presentation of pension and postretirement cash inflows and outflows on the statement of cash flows by adding the lines “Pension, health and life insurance benefits expense” and “Pension, health and life insurance contributions” to enhance the disclosure of pension related activities. These changes were reflected on the consolidated condensed statement of cash flows as well as the condensed consolidating statement of cash flows for the nine months ended September 30, 2009.
     Basis of Presentation. The accompanying unaudited consolidated condensed financial statements reflect all adjustments necessary to present fairly the financial position as of September 30, 2010 and December 31, 2009 and the consolidated income, shareholders’ equity (deficit) and cash flows for the three and nine months ended September 30, 2010 and 2009.
     Results of operations for the three and nine months for each of the years reported herein are not necessarily indicative of results of operations of the entire year.
     These consolidated condensed financial statements should be read in conjunction with the Consolidated Financial Statements and related Notes to Consolidated Financial Statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on February 25, 2010.
     Recently adopted accounting pronouncements —Lorillard adopted FASB ASC Subtopic 715-20 “Employers’ Disclosures about Postretirement Benefit Plan Assets.” ASC Subtopic 715-20 requires disclosure of investment policies and strategies in narrative form. ASC Subtopic 715-20 also requires employer disclosure on the fair value of plan assets, including (a) the level in the fair value hierarchy, (b) a reconciliation of beginning and ending fair value balances for Level 3 assets and (c) information on inputs and valuation techniques. ASC Subtopic 715-20 was effective for fiscal years ending after December 15, 2009.
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
     Lorillard adopted FASB ASC Section 825-10-65 “Interim Disclosures about Fair Value of Financial Instruments.” ASC 825-10-65 requires interim disclosures on the fair value of financial instruments. The effective date was for interim periods ending after June 15, 2009. The adoption of ASC 825-10-65 was reflected in our interim financial statements beginning with the second quarter of 2009.
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
     Lorillard adopted FASB ASU 2009-05 “Fair Value Measurements and Disclosures (Topic 820): Measuring Liabilities at Fair Value.” Fair value of liabilities is defined as a price in an orderly transaction between market participants, but often liabilities are not transferred in the market due to significant restrictions. If a quoted price in an active market is available, it should be used and disclosed as a Level 1 valuation. When that is not available, an entity can use either a) the quoted price of an identical liability when traded as an asset in an active or inactive market, b) the quoted price for similar liabilities traded as assets in an active market or c) a valuation technique, such as the income or present value approaches. No adjustments should be made for the existence of contractual restrictions that prevent transfer. The update was effective for the first period after the issue date of August 2009. ASU 2009-05 did not have a material impact on Lorillard’s financial position or results of operations.

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
     Lorillard adopted FASB ASU 2010-09 “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements.” ASU 2010-09 amends Topic 855 for SEC filers to eliminate the disclosure of the date through which subsequent events have been reviewed. The effective date was February 24, 2010. ASU 2010-09 did not have a material impact on Lorillard’s financial position or results of operations.
2. Inventories
     Inventories are valued at the lower of cost, determined on a last-in, first-out (“LIFO”) basis, or market and consisted of the following:

	September 30,	December 31,
	2010	2009
	(In millions)
Leaf tobacco	$245	$236
Manufactured stock	62	41
Material and supplies	4	4

	$311	$281

     If the average cost method of accounting was used, inventories would be greater by approximately $202 and $189 million at September 30, 2010 and December 31, 2009, respectively.
3. Plant and Equipment
     Plant and equipment is stated at cost and consisted of the following:

	September 30,	December 31,
	2010	2009
	(In millions)
Land	$3	$3
Buildings	88	87
Equipment	565	563

Total	656	653
Accumulated depreciation	(417)	(416)

Plant and equipment, net	$239	$237

4. Other Assets
     Other assets were as follows:

	September 30,	December 31,
	2010	2009
	(In millions)
Other investments	$—	$15
Restricted cash	—	13
Debt issuance costs	17	5
Interest rate swap	66	—
Other prepaid assets	14	16

Total	$97	$49

5. Accrued Liabilities
     Accrued liabilities were as follows:

	September 30,	December 31,
	2010	2009
	(In millions)
Legal fees	$29	$21
Salaries and other compensation	23	16
Medical and other employee benefit plans	26	30
Consumer rebates	81	86
Sales promotion	20	21
Excise and other taxes	37	78
Litigation accrual	68	—
Accrued bond interest	50	—
Other accrued liabilities	67	66

Total	$401	$318

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
     Assets and liabilities measured at fair value on a recurring basis as of September 30, 2010, were as follows:

	Level 1	Level 2	Level 3	Total
	(In millions)
Cash and Cash Equivalents:
Prime money market funds	$2,112	$—	$—	$2,112

Total cash and cash equivalents	$2,112	$—	$—	$2,112

Derivative Asset:
Interest rate swaps — fixed to floating rate	$—	$66	$—	$66

Total derivative instruments	$—	$66	$—	$66

     Asset and liabilities measured at fair value on a recurring basis at December 31, 2009 were as follows:

	Level 1	Level 2	Level 3	Total
	(In millions)
Cash and Cash Equivalents:
Prime money market funds	$1,384	$—	$—	$1,384

Total cash and cash equivalents	$1,384	$—	$—	$1,384

Derivative Liability:
Interest rate swaps — fixed to floating rate	$—	$28	$—	$28

Total derivative instruments	$—	$28	$—	$28

     There were no transfers between Level 1 and Level 2 for the twelve months ended December 31, 2009 or the nine months ended September 30, 2010.
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
     There were no borrowings under the Revolver during the third quarter of 2010.
8. Long-Term Debt
     Long-term debt, net of interest rate swaps, consisted of the following:

	September 30,	December 31,
	2010	2009
	(In millions)
2019 Notes – 8.125% Notes due 2019	$816	$722
2020 Notes – 6.875% Notes due 2020	750	—
2040 Notes – 8.125% Notes due 2040	250	—

Total long-term debt	$1,816	$722

     In April 2010, Lorillard Tobacco issued $1 billion of unsecured senior notes in two tranches pursuant to an Indenture, dated June 23, 2009, and the Second Supplemental Indenture, dated April 12, 2010 (the “Second Supple mental Indenture”). The first tranche was $750 million aggregate principal amount of 6.875% Notes due May 1, 2020 (the “2020 Notes”), and the second tranche was $250 million aggregate principal amount of 8.125% Notes due May 1, 2040 (the “2040 Notes”). Lorillard Tobacco is the principal, wholly owned operating subsidiary of the Company and the Notes are unconditionally guaranteed on a senior unsecured basis by the Company. The net proceeds from the issuance will be used for general corporate purposes, which may include, among other things, the repurchase, redemption or retirement of securities including the Company’s common stock, acquisitions, additions to working capital and capital expenditures.
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
     Upon the occurrence of a change of control triggering event, Lorillard Tobacco will be required to make an offer to repurchase the 2019 Notes, 2020 Notes and 2040 Notes (together, the “Notes”) at a price equal to 101% of the aggregate principal amount of the Notes, plus accrued interest. A “change of control triggering event” occurs when there is both a “change of control” (as defined in the Supplemental Indentures) and the Notes cease to be rated investment grade by both Moody’s and S&P within 60 days of the occurrence of a change of control or public announcement of the intention to effect a change of control. The Notes are not entitled to any sinking fund and are not redeemable prior to maturity. The Notes contain covenants that restrict liens and sale and leaseback transactions, subject to a limited exception. At September 30, 2010, the aggregate carrying value of the Notes was $1.82 billion and the fair value was $1.94 billion. The fair value of the Notes was based on market pricing.
9. Derivative Instruments
     In September 2009, Lorillard Tobacco entered into interest rate swap agreements, which the Company guaranteed, with a total notional amount of $750 million to modify its exposure to interest rate risk by converting the interest rate payable on the 2019 Notes from a fixed rate to a floating rate. Under the agreements, Lorillard Tobacco receives interest based on a fixed rate of 8.125% and pays interest based on a floating one-month LIBOR rate plus a spread of 4.625%. The variable rates were 4.881% and 4.856% as of September 30, 2010 and December 31, 2009, respectively. The agreements expire in June 2019. The interest rate swap agreements qualify for hedge accounting and were designated as fair value hedges. Under the swap agreements, Lorillard Tobacco receives a fixed rate settlement and pays a variable rate settlement with the difference recorded in interest expense. That difference reduced interest expense by $6 million and $18 million for the three and nine months ended September 30, 2010, respectively.
     For derivatives designated as fair value hedges, which relate entirely to hedges of debt, changes in the fair value of the derivatives are recorded in other assets or other liabilities with an offsetting adjustment to the carrying amount of the hedged debt. At September 30, 2010 and December 31, 2009, the adjusted carrying amounts of the hedged debt outstanding were $816 million and $722 million, respectively and the amounts included in other assets and other liabilities were $66 million and $28 million, respectively.
     If our debt rating is downgraded below Ba2 by Moody’s or BB by S&P, the swap agreements will terminate and we will be required to cash settle them before their expiration date.

10. Earnings Per Share
     Basic and diluted earnings per share (“EPS”) were calculated using the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(In millions)
Net Income	$274	$235	$770	$706

Weighted Average Shares Outstanding — Basic	151.33	163.58	152.63	166.42
Stock Options and Stock Appreciation Rights	.21	.14	.18	.13

Weighted Average Shares Outstanding — Diluted	151.54	163.72	152.81	166.55

     Options to purchase 0.7 million and 0.6 million shares of common stock were excluded from the diluted earnings per share calculation because their effect would be anti-dilutive for the quarters ended September 30, 2010 and September 30, 2009, respectively.
11. Benefit Plans
     Lorillard has defined benefit pension, postretirement benefits, profit sharing and savings plans for eligible employees.
     Net periodic benefit cost components were as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Pension Benefits	2010	2009	2010	2009
	(In millions)
Service cost	$4	$4	$13	$12
Interest cost	14	14	42	42
Expected return on plan assets	(17)	(15)	(51)	(45)
Amortization of net loss	2	4	5	11
Amortization of prior service cost	1	1	4	4

Net periodic benefit cost	$4	$8	$13	$24

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Other Postretirement Benefits	2010	2009	2010	2009
	(In millions)
Service cost	$1	$1	$3	$3
Interest cost	3	3	9	9
Amortization of net loss	—	—	(1)	(1)

Net periodic benefit cost	$4	$4	$11	$11

     Lorillard expects to contribute $19 million to its pension plans and $15 million to its other postretirement benefit plans in 2010, of which $15 million and $10 million were contributed to the pension and postretirement benefit plans as of September 30, 2010.
12. Share Repurchase Program
     On August 20, 2010, Lorillard, Inc. announced that its Board of Directors had approved a new share repurchase program authorizing the Company to repurchase in the aggregate up to $1 billion of its outstanding common stock. Purchases by the Company under this program may be made from time to time at prevailing market prices in open market purchases, privately negotiated transactions, block purchases or otherwise, as determined by the Company’s management. The repurchases will be funded from existing cash balances, including proceeds from the Company’s April 2010 issuance of the Notes (see Note 8 for a description of the Notes).
     This program does not obligate the Company to acquire any particular amount of common stock. The timing, frequency and amount of repurchase activity will depend on a variety of factors such as levels of cash generation from operations, cash requirements for investment in the Company’s business, current stock price, market conditions and other factors. The share repurchase program may be suspended, modified or discontinued at any time and has no set expiration date. During the third quarter of 2010, the Company repurchased approximately 1.1 million shares of its common stock at an average price of $81.10 per share, for a total of $91 million.
     As of September 30, 2010, total shares repurchased under share repurchase programs authorized by the Board since the Separation were as follows:

			Number of
	Amount		Shares
Authorized	Authorized	Completed	Repurchased
	(In millions)		(In millions)
July 2008	$400	October 2008	5.9
May 2009	250	July 2009	3.7
July 2009	750	January 2010	9.7
February 2010	250	May 2010	3.3
August 2010	1,000		1.1

Total	$2,650		23.7

13. Consolidating Financial Information
     The following sets forth the condensed consolidating balance sheets as of September 30, 2010 and December 31, 2009, condensed consolidating statements of income for the three and nine months ended September 30, 2010 and 2009, and condensed consolidating statements of cash flows for the nine months ended September 30, 2010 and 2009 for Lorillard Tobacco (herein referred to as “Issuer”) as Issuer of the Notes (see Note 8 for description of the Notes), the Company as parent guarantor (herein referred to as “Parent”), and all other non-guarantor subsidiaries of the Company and Lorillard Tobacco (“All Other Subsidiaries”). These condensed consolidating financial statements were prepared in accordance with Rule 3-10 of SEC Regulation S-X, “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered.” Lorillard accounts for investments in these subsidiaries under the equity method of accounting.

Condensed Consolidating Balance Sheets
September 30, 2010
(In millions)
(Unaudited)

			All	Total
			Other	Consolidating
	Parent	Issuer	Subsidiaries	Adjustments	Consolidated
Assets:
Cash and cash equivalents	$201	$1,353	$558	$—	$2,112
Accounts receivable, less allowances of $3	—	14	—	—	14
Other receivables	—	25	—	—	25
Inventories	—	311	—	—	311
Deferred income taxes	—	453	—	—	453
Other current assets	—	124	15	—	139

Total current assets	201	2,280	573	—	3,054
Investment in subsidiaries	(217)	619	—	(402)	—
Plant and equipment, net	—	239	—	—	239
Prepaid pension assets	—	68	—	—	68
Deferred income taxes	(5)	46	5	—	46
Other assets	—	97	—	—	97

Total assets	$(21)	$3,349	$578	$(402)	$3,504

Liabilities and Shareholders’ Equity (Deficit):
Accounts and drafts payable	$—	$18	$—	$—	$18
Accrued liabilities	17	470	(86)	—	401
Settlement costs	—	956	—	—	956
Income taxes	—	—	14	—	14

Total current liabilities	17	1,444	(72)	—	1,389

Long-term debt	—	1,816	—	—	1,816
Postretirement pension, medical and life insurance benefits	—	292	—	—	292
Other liabilities	—	30	15	—	45

Total liabilities	17	3,582	(57)	—	3,542

Shareholders’ Equity (Deficit):
Common stock	2	—	—	—	2
Additional paid-in capital	236	278	214	(492)	236
Earnings retained in the business	1,574	(402)	421	(19)	1,574
Accumulated other comprehensive loss	(109)	(109)	—	109	(109)
Treasury stock	(1,741)	—	—	—	(1,741)

Total shareholders’ equity (deficit)	(38)	(233)	635	(402)	(38)

Total liabilities and shareholders’ equity (deficit)	$(21)	$3,349	$578	$(402)	$3,504

Condensed Consolidating Balance Sheets
December 31, 2009
(In millions)

			All	Total
			Other	Consolidating
	Parent	Issuer	Subsidiaries	Adjustments	Consolidated
Assets:
Cash and cash equivalents	$130	$719	$535	$—	$1,384
Accounts receivable, less allowances of $3	—	9	—	—	9
Other receivables	—	35	6	—	41
Intercompany receivables	—	—	50	(50)	—
Inventories	—	281	—	—	281
Deferred income taxes	—	466	—	—	466

Total current assets	130	1,510	591	(50)	2,181
Investment in subsidiaries	(20)	581	—	(561)	—
Plant and equipment, net	—	237	—	—	237
Prepaid pension assets	—	60	—	—	60
Deferred income taxes	(5)	49	4	—	48
Other assets	—	34	15	—	49

Total assets	$105	$2,471	$610	$(611)	$2,575

Liabilities and Shareholders’ Equity (Deficit):
Accounts and drafts payable	$—	$23	$—	$—	$23
Accrued liabilities	18	300	—	—	318
Intercompany payables	—	50	—	(50)	—
Settlement costs	—	982	—	—	982
Income taxes	—	14	—	—	14

Total current liabilities	18	1,369	—	(50)	1,337

Long-term debt	—	722	—	—	722
Postretirement pension, medical and life insurance benefits	—	300	—	—	300
Other liabilities	—	116	13	—	129

Total liabilities	18	2,507	13	(50)	2,488

Shareholders’ Equity (Deficit):
Common stock	2	—	—	—	2
Additional paid-in capital	234	276	214	(490)	234
Earnings retained in the business	1,282	(191)	383	(192)	1,282
Accumulated other comprehensive loss	(121)	(121)	—	121	(121)
Treasury stock	(1,310)	—	—	—	(1,310)

Total shareholders’ equity (deficit)	87	(36)	597	(561)	87

Total liabilities and shareholders’ equity (deficit)	$105	$2,471	$610	$(611)	$2,575

Condensed Consolidating Statements of Income
For the Three Months Ended September 30, 2010
(In millions)
(Unaudited)

			All	Total
			Other	Consolidating
	Parent	Issuer	Subsidiaries	Adjustments	Consolidated
Net sales (including excise taxes of $494)	$—	$1,567	$—	$—	$1,567
Cost of sales	—	1,001	—	—	1,001

Gross profit	—	566	—	—	566
Selling, general and administrative (1)	—	345	(244)	—	101

Operating income	—	221	244	—	465
Investment income	—	1	—	—	1
Interest expense	—	(28)	(1)	—	(29)

Income before taxes	—	194	243	—	437
Income taxes	—	73	90	—	163
Equity in earnings of subsidiaries	274	153	—	(427)	—

Net income	$274	$274	$153	$(427)	$274

(1) Includes intercompany royalties between Issuer and other subsidiaries of a corresponding amount.

Condensed Consolidating Statements of Income For the Nine Months Ended September 30, 2010 (In millions) (Unaudited)

			All	Total
			Other	Consolidating
	Parent	Issuer	Subsidiaries	Adjustments	Consolidated
Net sales (including excise taxes of $1,413)	$—	$4,446	$—	$—	$4,446
Cost of sales	—	2,861	—	—	2,861

Gross profit	—	1,585	—	—	1,585
Selling, general and administrative (1)	—	992	(699)	—	293

Operating income	—	593	699	—	1,292
Investment income	—	2	1	—	3
Interest expense	—	(63)	(3)	—	(66)

Income before taxes	—	532	697	—	1,229
Income taxes	—	200	259	—	459
Equity in earnings of subsidiaries	770	438	—	(1,208)	—

Net income	$770	$770	$438	$(1,208)	$770

(1)	Includes intercompany royalties between Issuer and other subsidiaries of a corresponding amount.

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

Condensed Consolidating Statements of Cash Flows
For the Nine Months Ended September 30, 2010
(In millions)
(Unaudited)

			All	Total
			Other	Consolidating
	Parent	Issuer	Subsidiaries	Adjustments	Consolidated
Cash flows from operating activities:
Net income	$770	$770	$438	$(1,208)	$770
Adjustments to reconcile net income to net cash provided by/(used in) operating activities:
Equity income from subsidiaries	(770)	(438)	—	1,208	—
Depreciation and amortization	—	27	—	—	27
Pension, health and life insurance contributions	—	(25)	—	—	(25)
Pension, health and life insurance benefits expense	—	24	—	—	24
Deferred income taxes	—	13	(1)	—	12
Share-based compensation	2	—	—	—	2
Changes in operating assets and liabilities:
Accounts and other receivables	—	(5)	—	—	(5)
Inventories	—	(30)	—	—	(30)
Accounts payable and accrued liabilities	(1)	49	(36)	—	12
Settlement costs	—	(26)	—	—	(26)
Income taxes	—	(108)	22	—	(86)
Other	—	3	—	—	3
Return on investment in subsidiaries	979	400	—	(1,379)	—

Net cash provided by operating activities	980	654	423	(1,379)	678

Cash flows from investing activities:
Additions to plant and equipment	—	(28)	—	—	(28)

Net cash used in investing activities	—	(28)	—	—	(28)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	1,000	—	—	1,000
Dividends paid	(478)	(979)	(400)	1,379	(478)
Shares repurchased	(431)	—	—	—	(431)
Debt issuance costs	—	(13)	—	—	(13)

Net cash provided by/(used in) financing activities	(909)	8	(400)	1,379	78

Change in cash and cash equivalents	71	634	23	—	728
Cash and cash equivalents, beginning of year	130	719	535	—	1,384

Cash and cash equivalents, end of period	$201	$1,353	$558	$—	$2,112

Condensed Consolidating Statements of Cash Flows
For the Nine Months Ended September 30, 2009
(In millions)
(Unaudited)

			All	Total
			Other	Consolidating
	Parent	Issuer	Subsidiaries	Adjustments	Consolidated
Cash flows from operating activities:
Net income	$706	$707	$289	$(996)	$706
Adjustments to reconcile net income to net cash provided by operating activities:
Equity income from subsidiaries	(707)	(289)	—	996	—
Depreciation and amortization	—	25	—	—	25
Pension, health and life insurance contributions	—	(25)	—	—	(25)
Pension, health and life insurance benefits expense	—	35	—	—	35
Deferred income taxes	—	(3)	3	—	—
Share-based compensation	—	4	—	—	4
Changes in operating assets and liabilities:
Accounts and other receivables	—	23	—	—	23
Inventories	—	(42)	—	—	(42)
Accounts payable and accrued liabilities	17	27	(6)	—	38
Settlement costs	—	(89)	—	—	(89)
Income taxes	—	(84)	—	—	(84)
Other assets	—	4	—	—	4
Other	—	(10)	—	—	(10)
Return on investment in subsidiaries	1,224	350	—	(1,574)	—

Net cash provided by/(used in) operating activities	1,240	633	286	(1,574)	585

Cash flows from investing activities:
Return of capital	—	100	—	(100)	—
Additions to plant and equipment	—	(39)	—	—	(39)

Net cash provided by/(used in) investing activities	—	61	—	(100)	(39)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	750	—	—	750
Dividends paid	(473)	(1,224)	(450)	1,674	(473)
Shares repurchased	(502)	—	—	—	(502)
Debt issuance costs	—	(5)	—	—	(5)
Excess tax benefits from share-based arrangements	—	7	—	—	7

Net cash provided by/(used in) financing activities	(975)	(472)	(450)	1,674	(223)

Change in cash and cash equivalents	265	222	(164)	—	323
Cash and cash equivalents, beginning of year	19	566	606	—	1,191

Cash and cash equivalents, end of period	$284	$788	$442	$—	$1,514

14. Legal Proceedings
Overview
     As of October 20, 2010, 11,215 product liability cases are pending against cigarette manufacturers in the United States. Lorillard Tobacco is a defendant in 10,267 of these cases. Lorillard, Inc. is a co-defendant in 707 pending cases. A total of 7,586 of these lawsuits are Engle Progeny Cases, described below, which include approximately 4,400 Engle Progeny claims initially asserted in a small number of multi-plaintiff actions that were severed into separate lawsuits by one Florida federal court in 2009. In addition to the product liability cases, Lorillard Tobacco and, in some instances, Lorillard, Inc., are defendants in Filter Cases and Tobacco-Related Antitrust Cases.
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

Total Number of Cases
Pending against Lorillard as of
Type of Case	October 20, 2010
Conventional Product Liability Cases	35
Engle Progeny Cases(1)	7,586
West Virginia Individual Personal Injury Cases	42
Flight Attendant Cases	2,593
Class Action Cases	6
Reimbursement Cases	5
Filter Cases	34
Tobacco-Related Antitrust Cases	1

(1)	In November 2009, one Florida federal court entered orders that severed the claims of approximately 4,400 Engle Progeny plaintiffs, initially asserted in a small number of multi-plaintiff actions, into separate lawsuits.
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
     Engle Progeny Cases. Engle Progeny Cases are brought by individuals who purport to be members of the decertified Engle class. These cases are pending in a number of Florida courts. Lorillard Tobacco is a defendant in each of the Engle Progeny Cases listed in the above table and Lorillard, Inc. is a co-defendant in 700 Engle Progeny Cases. Some of the Engle Progeny cases have been filed on behalf of multiple class members. The time period for filing Engle Progeny Cases expired in January 2008 and no additional cases may be filed. It is possible that courts may sever remaining suits filed by multiple class members into separate individual cases.
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
     Class Action Cases. Class Action Cases are purported to be brought on behalf of large numbers of individuals for damages allegedly caused by smoking. Lorillard Tobacco is a defendant in each of the Class Action Cases listed in the above table, and Lorillard, Inc. is a co-defendant in two of the Class Action Cases. Neither Lorillard Tobacco nor Lorillard, Inc. is a defendant in additional Class Action Cases that are pending against other cigarette manufacturers, including approximately 35 “lights” Class Action Cases and four Class Action Cases that are based primarily on medical monitoring.
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
     Filter Cases. Filter Cases are brought by individuals, including former employees of Lorillard Tobacco, who seek damages resulting from their alleged exposure to asbestos fibers that were incorporated into filter material used in one brand of cigarettes manufactured by Lorillard Tobacco for a limited period of time ending more than 50 years ago. Lorillard Tobacco is a defendant in 33 of the 34 Filter Cases listed in the above table. Lorillard, Inc. is a co-defendant in two of the 33 Filter Cases that are pending against Lorillard Tobacco. Lorillard, Inc. is also a defendant in one additional Filter Case in which Lorillard Tobacco is not a defendant.
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

Tobacco-Related Product Liability Litigation
Conventional Product Liability Cases
     Since January 1, 2008, verdicts have been returned in four Conventional Product Liability Cases against cigarette manufactures. Neither Lorillard Tobacco nor Lorillard, Inc. was a defendant in any of these trials. Juries found in favor of the plaintiffs in each of these trials. In one of the trials, the jury awarded actual damages. Two other cases were re-trials ordered by appellate courts in which juries were permitted to consider only the amount of punitive damages to award. Both of these trials resulted in punitive damages verdicts that awarded the plaintiffs $1.5 million in one of the cases and $13.8 million in the other. Appeals are pending in these three matters. In a 2010 trial, a jury awarded actual damages and determined that the plaintiff was entitled to an award of punitive damages. The court will decide the amount of the punitive damages award, but it had not issued a verdict as of October 20, 2010. In rulings addressing cases tried in earlier years, some appellate courts have reversed verdicts returned in favor of the plaintiffs while other judgments that awarded damages to smokers have been affirmed on appeal. Manufacturers have exhausted their appeals and have been required to pay damages to plaintiffs in eleven individual cases since 2001. Punitive damages were paid to the smokers in five of these cases. Neither Lorillard Tobacco nor Lorillard, Inc. was a party to any of these matters.
     As of October 20, 2010, trial was not underway in any Conventional Product Liability Case. One case in which Lorillard Tobacco is a defendant is scheduled for trial in November 2010. Lorillard, Inc. is not a defendant in this case. Additional Conventional Product Liability Cases are also scheduled for trial in 2010. Trial dates are subject to change.
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
     Some of the Engle Progeny Cases were filed on behalf of multiple plaintiffs. Various courts have entered orders severing the cases filed by multiple plaintiffs into separate actions. In 2009, one Florida federal court entered orders that severed the claims of approximately 4,400 Engle Progeny plaintiffs, initially asserted in a small number of multi-plaintiff actions, into separate lawsuits. In some cases, spouses or children of alleged former class members have also brought derivative claims.
     The Engle Progeny Cases are pending in various Florida state and federal courts. Some of these courts, including courts that have presided over Engle Progeny Cases that have been tried, have issued rulings that address whether these individuals are entitled to rely on a number of the jury’s findings in favor of the plaintiffs in the first phase of the Engle trial. Some of these decisions have led to appeals, and some of these appeals are pending. In one of these appeals, the U.S. Court of Appeals for the Eleventh Circuit returned to a federal trial court for further consideration the question of how courts should apply the jury’s findings in favor of the plaintiffs in the first phase of the Engle trial. The Court of Appeals determined that, based on Florida law, plaintiffs in the Engle Progeny Cases are entitled to some use of those jury findings but that, on the basis of the appellate record, it was premature for the Court of Appeals to decide what use plaintiffs can make of these findings. The Court of Appeals did not address the question of the effect of federal due process limitations on the application of the jury findings on the basis that consideration of federal constitutional limitations was not necessary to its decision.
     Lorillard Tobacco and Lorillard, Inc. are defendants in Engle Progeny Cases that have been placed on courts’ 2010 and 2011 trial calendars or in which specific trial dates have been set. Trial schedules are subject to change and it is not possible to predict how many of the cases pending against Lorillard Tobacco or Lorillard, Inc. will be tried during 2010 or 2011. It also is not possible to predict whether some courts will implement procedures that consolidate multiple Engle Progeny Cases for trial.
     As of October 20, 2010, trial was underway in two Engle Progeny Cases. Lorillard Tobacco is a defendant in one of these cases, Rohr v. R.J. Reynolds Tobacco Company, et al., pending in the Circuit Court of Broward County, Florida. Lorillard, Inc. is not a defendant in this case. Rohr is being tried pursuant to a multi-phase trial plan. At the conclusion of the trial’s first phase, the jury determined that the decedent was a member of the Engle class. This determination allowed the trial to proceed to subsequent phases, and trial was ongoing as of October 20, 2010. Neither Lorillard Tobacco nor Lorillard, Inc. is a defendant in the other case in which trial was proceeding as of October 20, 2010.
     As of October 20, 2010, verdicts have been returned in 28 Engle Progeny Cases since the Florida Supreme Court issued its 2006 ruling that permitted members of the Engle class to bring individual lawsuits. Neither Lorillard Tobacco nor Lorillard, Inc. was a defendant in any of these trials. Juries awarded actual damages and punitive damages in 13 of the trials. The 13 punitive damages awards have totaled $455 million and have ranged from $270,000 to $244 million. In six of the trials, juries’ awards were limited to actual damages. In the nine remaining trials, juries found in favor of the defendants.
     As of October 20, 2010, defendants were contesting, or were expected to contest, either by appeals or by post-trial motions, each of the 19 verdicts in which plaintiffs were awarded damages. None of the 19 Engle Progeny trials in which plaintiffs were awarded damages since the Florida Supreme Court’s 2006 decision had reached a final resolution as of October 20, 2010. In some of the trials decided in defendants’ favor, plaintiffs have filed motions challenging the verdicts. As of October 20, 2010, none of these motions had resulted in rulings in favor of the plaintiffs.
     In a case tried prior to the Florida Supreme Court’s 2006 decision permitting members of the Engle class to bring individual lawsuits, one Florida court allowed the plaintiff to rely at trial on certain of the Engle jury’s findings. That trial resulted in a verdict for the plaintiffs in which they were awarded approximately $25 million in actual damages. Neither Lorillard Tobacco nor Lorillard, Inc. was a party to this case. In March 2010, a Florida appellate court affirmed the jury’s verdict. The court denied defendants’ petitions for rehearing in May 2010, and the defendants have satisfied the judgment by paying the damages award.
     In June 2009, Florida amended the security requirements for a stay of execution of any judgment during the pendency of appeal in Engle Progeny Cases. The amended statute provides for the amount of security for individual Engle Progeny Cases to vary within prescribed limits based on the number of adverse judgments that are pending on appeal at a given time. The required security decreases as the number of appeals increases to ensure that the total security posted or deposited does not exceed $200 million in the aggregate. This amended statute applies to all judgments entered on or after June 16, 2009 and expires on December 31, 2012. The plaintiffs in three cases have challenged the constitutionality of the amended statute. As of October 20, 2010, the courts had not issued rulings in response to those motions.
West Virginia Individual Personal Injury Cases
     The West Virginia Individual Personal Injury Cases pending brought by individuals who allege cancer or other health effects caused by smoking cigarettes, by smoking cigars, or by using smokeless tobacco products are in a single West Virginia court. A total of 648 West Virginia Individual Personal Injury Cases are pending. Most of the pending cases have been consolidated for trial. The order that consolidated the cases for trial, among other things, also limited the consolidation to those cases that were filed by September 2000. No additional West Virginia Personal Injury Cases may be consolidated for trial with this group.

     In September 2000, there were approximately 1,250 West Virginia Personal Injury Cases, and Lorillard Tobacco was named in all but a few of them. Plaintiffs in most of the cases alleged injuries from smoking cigarettes, and the claims alleging injury from smoking cigarettes have been consolidated for a multi-phase trial (the “IPIC Cases”). Approximately 600 IPIC Cases have been dismissed in their entirety. Lorillard Tobacco has been dismissed from approximately 610 additional IPIC Cases because those plaintiffs did not submit evidence that they had smoked a Lorillard Tobacco product. These additional IPIC Cases remain pending against other cigarette manufacturers and some or all of the dismissals of Lorillard Tobacco could be contested in subsequent appeals. As of October 20, 2010, Lorillard Tobacco is a defendant in 35 of the pending IPIC Cases. Lorillard, Inc. has not been a defendant in any of the IPIC Cases.
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
     The court has entered a trial plan for the IPIC Cases that calls for a multi-phase trial. The first phase of that trial is scheduled to begin on March 21, 2011. During 2010, the court attempted to begin trial of the IPIC cases two separate times. In both instances, the court suspended trial due to complications that arose during jury selection. As of October 20, 2010, the Severed IPIC Claims were not subject to a trial plan. None of the Severed IPIC Claims were scheduled for trial as of October 20, 2010. Trial dates are subject to change.
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
     As of October 20, 2010, none of the flight attendant cases are scheduled for trial. Trial dates are subject to change.

Class Action Cases
     Lorillard Tobacco is a defendant in six pending Class Action Cases. Lorillard, Inc. is a co-defendant in two of these cases. In most of the pending cases, plaintiffs seek class certification on behalf of groups of cigarette smokers, or the estates of deceased cigarette smokers, who reside in the state in which the case was filed.
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
     The Scott Case. In one of the class actions pending against Lorillard Tobacco, Scott v. The American Tobacco Company, et al. (District Court, Orleans Parish, Louisiana, filed May 24, 1996), the Louisiana Court of Appeal, Fourth Circuit, issued a decision in April 2010 (the “April 2010 Decision”) that modified the trial court’s 2008 amended final judgment. The April 2010 Decision reduced the judgment amount from approximately $264 million to approximately $242 million to fund a ten year, court-supervised smoking cessation program. The April 2010 Decision also changed the date on which the award of post-judgment interest will accrue from June 2004 to July 2008. Interest awarded by the amended final judgment will continue to accrue from July 2008 until the judgment either is paid or is reversed on appeal. As of October 20, 2010, judicial interest totaled approximately $29.7 million. Lorillard, Inc., which was a party to the case in the past, is no longer a defendant.
     In its April 2010 Decision, the Court of Appeal expressly preserved defendants’ right to assert claims on unspent or surplus funds, should any such funds be present, at the conclusion of the ten-year smoking cessation program.
     The Louisiana Supreme Court denied review of the petitions that were filed by the defendants and the plaintiffs. The U.S. Supreme Court has granted defendants’ application to stay execution of the amended final judgment until defendants’ petition for writ of certiorari to the U.S. Supreme Court is timely filed and is resolved. Defendants’ petition for writ of certiorari is due to be filed by December 2, 2010.
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
     Should the amended final judgment be sustained on appeal, Lorillard Tobacco’s share of that judgment, including the award of post-judgment interest, has not been determined. In the fourth quarter of 2007, Lorillard, Inc. recorded a pretax provision of approximately $66 million for this matter which was included in selling, general and administrative expenses on the consolidated statements of income and was reclassified from other liabilities to accrued liabilities in the second quarter of 2010 on the consolidated balance sheets.

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
     In another Class Action Case pending against Lorillard Tobacco, Cleary v. Philip Morris Incorporated, et al. (U.S. District Court, Northern District, Illinois, filed June 3, 1998), a court allowed plaintiffs to amend their complaint in an existing class action to assert claims on behalf of a subclass of individuals who purchased “light” cigarettes from the defendants, but it subsequently dismissed the “light” cigarettes claims asserted against Lorillard Tobacco. In June 2010, the court dismissed plaintiffs’ remaining claims, and it entered final judgment in defendants’ favor. Plaintiffs have noticed an appeal from the final judgment, including the prior ruling that dismissed plaintiffs’ “lights” claims against Lorillard Tobacco, to the U.S. Court of Appeals for the Seventh Circuit. Lorillard, Inc. is not a defendant in Cleary.
     In 2010, Lorillard Tobacco and Lorillard, Inc., were named as defendants in Calistro v. Altria Group, Inc., et al. (U.S. District Court, The Virgin Islands, filed July 7, 2010), in which plaintiffs seek medical monitoring on behalf of residents of The Virgin Islands who smoke cigarettes. Plaintiffs have dismissed both Lorillard Tobacco and Lorillard, Inc. from this case.
     “Lights” Class Action Cases. Neither Lorillard Tobacco nor Lorillard, Inc. is a defendant in another approximately 35 Class Action Cases in which plaintiffs’ claims are based on the allegedly fraudulent marketing of “light” or “ultra-light” cigarettes. Classes have been certified in some of these cases. In one of the “lights” Class Action Cases, Good v. Altria Group, Inc., et al., the U.S. Supreme Court ruled in December 2008 that neither the Federal Cigarette Labeling and Advertising Act nor the Federal Trade Commission’s regulation of cigarettes’ tar and nicotine disclosures preempts (or bars) some of plaintiffs’ claims. In 2009, the Judicial Panel on Multidistrict Litigation consolidated various federal court “lights” Class Action Cases pending against Philip Morris USA or Altria Group and transferred those cases to the U.S. District Court of Maine. As of October 20, 2010, 15 cases were part of that consolidated proceeding.
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

Reimbursement Cases
     Lorillard Tobacco is a defendant in the four Reimbursement Cases that are pending in the U.S. and it has been named as a party to a case in Israel. Lorillard, Inc. is a co-defendant in two of the four cases pending in the U.S. Plaintiffs in the case in Israel have attempted to assert claims against Lorillard, Inc. In one of the pending Reimbursement Cases, City of St. Louis [Missouri] v. American Tobacco Co., Inc., et al. (Circuit Court, City of St. Louis, Missouri, filed November 25, 1998), trial has been scheduled to begin in January 2011. Trial dates are subject to change. Lorillard Tobacco and Lorillard, Inc. are defendants in City of St. Louis. Plaintiffs are suing on behalf of approximately 40 Missouri hospitals.
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
     The final judgment and remedial order has not yet been fully implemented. Following trial, the final judgment and remedial order was stayed because the defendants, the government and several intervenors noticed appeals to the Circuit Court of Appeals for the District of Columbia. In May 2009, a three judge panel upheld substantially all of the District Court’s final judgment and remedial order. In September 2009, the Court of Appeals denied defendants’ rehearing petitions as well as their motion to vacate those statements in the appellate ruling that address defendants’ marketing of “low tar” or “lights” cigarettes, to vacate those parts of the trial court’s judgment on that issue, and to remand the case with instructions to deny as moot the government’s allegations and requested relief regarding “lights” cigarettes. The Court of Appeals stayed its order that formally relinquished jurisdiction of defendants’ appeal pending the disposition of the petitions for writ of certiorari to the U.S. Supreme Court that were noticed by the defendants, the government and the intervenors. In June 2010, the U.S. Supreme Court denied all of the petitions for writ of certiorari. The case has been returned to the trial court for implementation of the Court of Appeals’ directions in its 2009 ruling and for entry of an amended final judgment.
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
     The State Settlement Agreements provide that the agreements are not admissions, concessions or evidence of any liability or wrongdoing on the part of any party, and were entered into by the Original Participating Manufacturers to avoid the further expense, inconvenience, burden and uncertainty of litigation. Lorillard recorded pretax charges for its obligations under the State Settlement Agreements of $324 million and $911 million for the three and nine months ended September 30, 2010, respectively, and $294 million and $848 million for the three and nine months ended September 30, 2009, respectively. Lorillard’s portion of ongoing adjusted settlement payments and legal fees is based on its share of domestic cigarette shipments in the year preceding that in which the payment is due. Accordingly, Lorillard records its portions of ongoing adjusted settlement payments as part of cost of manufactured products sold as the related sales occur.
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
     Lorillard Tobacco and the other Original Participating Manufacturers have notified the States that they intend to seek an adjustment in the amount of payments made in 2003 and subsequent years pursuant to a provision in the MSA that permits such adjustment if the companies can prove that the MSA was a significant factor in their loss of market share to companies not participating in the MSA and that the States failed to diligently enforce certain statutes passed in connection with the MSA. If the Original Participating Manufacturers are ultimately successful, any adjustment would be reflected as a credit against future payments by the Original Participating Manufacturers under the agreement.
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

Filter Cases
     In addition to the above, claims have been brought against Lorillard Tobacco and Lorillard, Inc. by individuals who seek damages resulting from their alleged exposure to asbestos fibers that were incorporated into filter material used in one brand of cigarettes manufactured by Lorillard Tobacco for a limited period of time ending more than 50 years ago. Lorillard Tobacco is a defendant in 33 Filter Cases. Lorillard, Inc. is a defendant in three Filter Cases, including two that also name Lorillard Tobacco. Since January 1, 2008, Lorillard Tobacco has paid, or has reached agreement to pay, a total of approximately $20.4 million in settlements to finally resolve approximately 90 claims. The related expense was recorded in selling, general and administrative expenses on the consolidated statements of income. Since January 1, 2008, verdicts have been returned in two Filter Cases. In September 2008, a jury in the District Court of Bexar County, Texas, returned a verdict for Lorillard Tobacco in Young v. Lorillard Tobacco Company. Plaintiffs in the Young case did not pursue an appeal and that matter is concluded. In January 2010, a jury in the Superior Court of California, Los Angeles County, returned a verdict for Lorillard Tobacco in Cox v. Asbestos Corporation, Ltd., et al. Plaintiffs in the Cox case voluntarily dismissed Lorillard Tobacco from their appeal to the California Court of Appeals and the matter is concluded. As of October 20, 2010, nine Filter Cases were scheduled for trial. Trial dates are subject to change.
Tobacco-Related Antitrust Cases
Indirect Purchaser Suits
     Approximately 30 antitrust suits were filed in 2000 and 2001 on behalf of putative classes of consumers in various state courts against cigarette manufacturers. The suits all alleged that the defendants entered into agreements to fix the wholesale prices of cigarettes in violation of state antitrust laws which permit indirect purchasers, such as retailers and consumers, to sue under price fixing or consumer fraud statutes. More than 20 states permit such suits. Lorillard Tobacco was a defendant in all but one of these indirect purchaser cases. Lorillard, Inc. was not named as a defendant in any of these cases. Three indirect purchaser suits, in New York, Florida and Michigan, thereafter were dismissed by courts in those states, and the plaintiffs withdrew their appeals. The actions in all other states, except for New Mexico and Kansas, were voluntarily dismissed. The New Mexico suit was thereafter dismissed as to Lorillard Tobacco, and subsequently dismissed as to all defendants.
     In the Kansas case, the District Court of Seward County certified a class of Kansas indirect purchasers in 2002. In July 2006, the Court issued an order confirming that fact discovery was closed, with the exception of privilege issues that the Court determined, based on a Special Master’s report, justified further fact discovery. In October 2007, the Court denied all of the defendants’ privilege claims, and the Kansas Supreme Court thereafter denied a petition seeking to overturn that ruling. Discovery currently is ongoing. As of October 20, 2010, the Court has not set dates for dispositive motions and trial.
MSA-Related Antitrust Suit
     In October 2008, Lorillard Tobacco was named as a defendant in an action filed in the Western District of Kentucky, Vibo Corporation, Inc. d/b/a/ General Tobacco v. Conway, et al. The suit alleges that the named defendants, which include 52 state and territorial attorneys general and 19 tobacco manufacturers, violated the federal Sherman Antitrust Act of 1890 (the “Sherman Act”) by entering into and participating in the MSA. The plaintiff alleges that MSA participants, such as itself, that were not in existence when the MSA was executed in 1998 but subsequently became participants, are unlawfully required to pay significantly more sums to the states than companies that joined the MSA within 90 days after its execution. In addition to the Sherman Act claim, plaintiff has raised a number of constitutional claims against the states. Plaintiff seeks a declaratory judgment in its favor on all claims, an injunction against the continued enforcement of the MSA, treble damages against the tobacco manufacturer defendants, including Lorillard Tobacco, and damages and injunctive relief against the states, including contract recession and restitution. In December 2008, the court dismissed the complaint against all defendants, including Lorillard Tobacco. The court entered its final judgment dismissing the suit in January 2010. Thereafter, the plaintiff filed a notice of appeal to the federal Court of Appeals for the Sixth Circuit. As of October 20, 2010, no other filings have been made.

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
     Loews is a defendant in three pending product liability cases. One of these is a Reimbursement Case in Israel and two are purported Class Action Cases on file in U.S. courts. Lorillard Tobacco also is a defendant in each of the three product liability cases in which Loews is involved. Pursuant to the Separation Agreement, Lorillard is required to indemnify Loews for the amount of any losses and any legal or other fees with respect to such cases.
Other Litigation
     Lorillard is also party to other litigation arising in the ordinary course of business. The outcome of this other litigation will not, in the opinion of management, materially affect Lorillard’s results of operations or equity.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     The following discussion should be read in conjunction with our historical consolidated financial statements and the notes related to those financial statements included in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (the “Form 10-Q”). In addition to historical information, the following discussion contains forward-looking statements based on current expectations that involve risks and uncertainties. Investors are cautioned not to place undue reliance on these forward-looking statements. Statements preceded by, followed by or that otherwise include the words “believe,” “expect,” “anticipate,” “intend,” “project,” “estimate,” “plan,” “may increase,” “may fluctuate” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” “may” and “could” are generally forward-looking in nature and are not historical facts. Actual results and the timing of certain events may differ significantly from those projected in such forward-looking statements due to a number of factors, including those risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2009 (the “Form 10-K”), our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2010 and June 30, 2010 and those risk factors set forth in “Business Environment” below, in Part II, “Item 1A. Risk Factors” and elsewhere in this Form 10-Q. Except for our ongoing obligations to disclose material information under the federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events unless required by law. For any forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States (“GAAP”).
     The terms “Lorillard,” “we,” “our” and “us” refer to Lorillard, Inc., a Delaware corporation, and its subsidiaries. The terms “Lorillard, Inc.” and the “Company” refer solely to the parent company and “Lorillard Tobacco” refers solely to Lorillard Tobacco Company, the principal subsidiary of Lorillard, Inc.
Overview
     We are the third largest manufacturer of cigarettes in the United States. We were founded in 1760 and are the oldest continuously operating tobacco company in the United States. Newport, which is our flagship brand, is a menthol flavored premium cigarette brand and the top selling menthol and second largest selling cigarette brand overall in the United States based on gross units sold in the first nine months of 2010 and in the full year 2009. In addition to the Newport brand, our product line has five additional brand families marketed under the Kent, True, Maverick, Old Gold and Max brand names. These six cigarette brands include 43 different product offerings which vary in price, taste, flavor, length and packaging. In the United States and certain U.S. possessions and territories, we shipped 28.7 billion cigarettes in the first nine months of 2010 and 36.3 billion cigarettes for full year 2009. Our major trademarks outside of the United States were sold in 1977. We manufacture all of our cigarette products at our Greensboro, North Carolina facility.
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
Business Environment
     Participants in the U.S. tobacco industry, including us, face a number of issues that have adversely affected their results of operations and financial condition in the past and will continue to do so, including:
•	A substantial volume of litigation seeking compensatory and punitive damages ranging into the billions of dollars, as well as equitable and injunctive relief, arising out of allegations of cancer and other health effects resulting from the use of cigarettes, addiction to smoking or exposure to environmental tobacco smoke, including claims for economic damages relating to alleged misrepresentation concerning the use of descriptors such as “lights,” as well as other alleged damages.

•	Substantial annual payments continuing in perpetuity, and significant restrictions on marketing and advertising have been agreed to and are required under the terms of certain settlement agreements, including the Master Settlement Agreement among major tobacco manufacturers and 46 states and various other governments and jurisdictions (the “MSA”) that we entered into in 1998 along with Philip Morris Incorporated, Brown & Williamson Tobacco Corporation and R.J. Reynolds Tobacco Company (the other “Original Participating Manufacturers”) to settle asserted and unasserted health care cost recovery and other claims. We and certain other U.S. tobacco product manufacturers previously settled similar claims brought by Mississippi, Florida, Texas and Minnesota (the “Initial State Settlements,” and together with the MSA, the “State Settlement Agreements”). The State Settlement Agreements impose a stream of future payment obligations on us and the other major U.S. cigarette manufacturers and place significant restrictions on their ability to market and sell cigarettes.
•	The domestic cigarette market, in which we currently conduct our only significant business, continues to contract. As a result of price increases, restrictions on advertising, promotions and smoking in public and private facilities, increases in regulation and excise taxes, health concerns, a decline in the social acceptability of smoking, increased pressure from anti-tobacco groups and other factors, domestic cigarette shipments have decreased at a compound rate of approximately 3.4% from the twelve months ended September 30, 2000 through the twelve months ended September 30, 2010.
•	Increases in cigarette prices since 1998 have led to an increase in the volume of discount and, specifically, deep discount cigarettes. Cigarette price increases have been driven by increases in federal, state and local excise taxes and by manufacturer price increases. Price increases have led, and continue to lead, to high levels of discounting and other promotional activities for premium brands. Deep discount brands have grown from an estimated share in 1998 of less than 2.0% to an estimated 14.3% for the nine months ended September 30, 2010, and continue to be a significant competitive factor in the domestic market. We do not have sufficient empirical data to determine whether the increased price of cigarettes has deterred consumers from starting to smoke or encouraged them to quit smoking, but it is likely that increased prices may have had an adverse effect on consumption and may continue to do so.
•	The tobacco industry is subject to substantial and increasing regulation. In June 2009, the U.S. Congress passed, and the President signed into law, the Family Smoking Prevention and Tobacco Control Act granting the FDA authority to regulate tobacco products. Pursuant to the terms of the new law, the FDA could promulgate regulations that could, among other things, result in a ban on or restrict the use of menthol in cigarettes. The law will impose new restrictions on the manner in which cigarettes can be advertised and marketed, require larger and more severe health warnings on cigarette packaging, permit restriction of the level of tar and nicotine contained in or yielded by cigarettes and may alter the way cigarette products are developed and manufactured. We believe that the law will provide our larger competitors with a competitive advantage. In addition, the law established a Tobacco Products Scientific Advisory Committee (“TPSAC”) to, among other things, evaluate issues surrounding the use of menthol as a flavoring or ingredient in cigarettes. The TPSAC held meetings on March 30-31, 2010, July 15-16, 2010, September 27, 2010 and October 7, 2010 to consider the issues surrounding the use of menthol in cigarettes. We expect the TPSAC will have further meetings on the use of menthol in cigarettes, and TPSAC’s report and recommendations on menthol are currently due to the FDA in March 2011.
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
•	The federal government and many state and local governments and agencies, as well as private businesses, have adopted legislation, regulations or policies which prohibit, restrict or discourage smoking, including legislation, regulations or policies prohibiting or restricting smoking in public buildings and facilities, stores, restaurants and bars, on airline flights and in the workplace. Other similar laws and regulations are currently under consideration and may be enacted by federal, state and local governments in the future.
•	Substantial federal, state and local excise taxes are reflected in the retail price of cigarettes. For the nine months ended September 30, 2010, the federal excise tax was $1.0066 per pack and combined state and local excise taxes ranged from $0.17 to $5.85 per pack. For the nine months ended September 30, 2010, excise tax increases ranging from $0.40 to $1.60 per pack were implemented in six states. On June 21, 2010, New York state legislature approved a $1.60 per pack state excise tax increase that was implemented on July 1, 2010. The federal excise tax on cigarettes increased by $0.6166 per pack to $1.0066 per pack, effective April 1, 2009, to finance health insurance for children. It is likely that increases in excise and similar taxes have had an adverse impact on sales of cigarettes and that the most recent increase and future increases, the extent of which cannot be predicted, could result in further volume declines for the cigarette industry, including us, and an increased sales shift toward deep discount cigarettes rather than premium brands. In addition, we and other cigarette manufacturers and importers are required to pay an assessment under a federal law designed to fund payments to tobacco quota holders and growers.
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

     The following table presents Lorillard’s selected industry and market share data for the three and nine months ended September 30, 2010 and 2009.
Selected Industry and Market Share Data (1)

	Three Months
	Ended		Nine Months Ended
	September 30,		September 30,
(Volumes in billions)	2010	2009	2010	2009
Lorillard total domestic unit volume	9.830	9.287	28.135	26.673
Industry total domestic unit volume	79.474	80.123	229.948	238.345

Lorillard’s share of the domestic market	12.4%	11.6%	12.2%	11.2%
Lorillard’s premium volume as a percentage of its domestic volume	85.2%	88.0%	86.6%	89.2%
Lorillard’s share of the premium market	15.1%	14.5%	15.1%	14.1%

Newport’s share of the domestic market	10.4%	10.0%	10.4%	9.8%
Newport’s share of the premium market	14.9%	14.2%	14.8%	13.8%
Total menthol segment market share for the industry	29.9%	28.9%	29.5%	28.7%
Total discount segment market share for the industry	30.2%	29.5%	29.7%	29.2%
Newport’s share of the menthol market	34.8%	34.6%	35.3%	34.1%
Newport’s share of Lorillard’s total volume(2)	84.2%	86.6%	85.4%	87.8%
Newport’s share of Lorillard’s net sales(2)	89.3%	90.8%	90.1%	91.7%

(1)	Source: Management Science Associates, Inc. (“MSAI”), an independent third-party database management organization that collects wholesale shipment data from various cigarette manufacturers. MSAI divides the cigarette market into two price segments, the premium price segment and the discount or reduced price segment. MSAI’s information relating to unit sales volume and market share of certain of the smaller, primarily deep discount, cigarette manufacturers is based on estimates derived by MSAI. Management believes that volume and market share information for deep discount manufacturers may be understated and, correspondingly, market share information for the larger manufacturers, including Lorillard, may be overstated by MSAI. Lorillard has made certain adjustments to the data received from MSAI to reflect management’s judgment as to which brands are included in the menthol segment.

(2)	Source: Lorillard shipment reports.
Results of Operations
Three and Nine Months Ended September 30, 2010 Compared to the Three and Nine Months Ended September 30, 2009

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(in millions)		(in millions)
Net sales (a)	$1,567	$1,419	$4,446	$3,855
Cost of sales (a) (b) (c)	1,001	931	2,861	2,430

Gross profit	566	488	1,585	1,425
Selling, general and administrative	101	96	293	282

Operating income	465	392	1,292	1,143
Investment income	1	1	3	4
Interest expense	(29)	(15)	(66)	(18)

Income before income taxes	437	378	1,229	1,129
Income taxes	163	143	459	423

Net income	$274	$235	$770	$706

(a)	Includes excise taxes of $494, $466, $1,413 and $1,101, respectively.

(b)	Includes $324, $294, $911 and $848 to accrue obligations under the State Settlement Agreements, respectively.

(c)	Includes $27, $29, $84 and $77 to accrue obligations under the Federal Assessment for Tobacco Growers, respectively.

Three Months ended September 30, 2010 Compared to Three Months ended September 30, 2009
     Net sales. Net sales increased by $148 million, or 10.4%, from $1.419 billion for the three months ended September 30, 2009 to $1.567 billion for the three months ended September 30, 2010. Net sales increased $101 million due to higher unit sales volume, $21 million due to higher average unit prices reflecting price increases in February and May 2010, and $26 million of lower sales promotion costs accounted for as a reduction of sales. Federal excise taxes are included in net sales and increased $30.83 per thousand cigarettes, or $0.62 per pack of 20 cigarettes, to $50.33 per thousand cigarettes, or $1.01 per pack of 20 cigarettes, effective April 1, 2009.
     Both our total unit volume and domestic unit volume increased 5.8% for the three months ended September 30, 2010 compared to the corresponding period of 2009. Unit volume figures in this section are provided on a gross basis. Total Newport unit volume increased 2.8% and domestic Newport unit volume increased 2.9% for the three months ended September 30, 2010 compared to the corresponding period of 2009. Industry-wide domestic unit volume decreased an estimated 0.8% for the three months ended September 30, 2010 compared to the corresponding period of 2009. Industry shipments of premium brands comprised 69.8% of industry-wide domestic unit volume during the three months ended September 30, 2010 compared to 70.5% in the corresponding period of 2009.
     Our total domestic wholesale market share increased by 0.8 share points during the third quarter of 2010 to 12.4% from 11.6% in the third quarter of 2009. Newport domestic wholesale market share increased 0.4 share points during the third quarter of 2010 to 10.4% from 10.0% in the third quarter of 2009.
     Cost of sales. Cost of sales increased by $70 million, or 7.5%, from $931 million for the three months ended September 30, 2009 to $1.001 billion for the three months ended September 30, 2010. The increase in cost of sales is primarily due to higher sales volume ($35 million), higher expenses related to the State Settlement Agreements ($30 million) and higher Food and Drug Administration fees ($5 million). We recorded pre-tax charges for our obligations under the State Settlement Agreements of $324 million and $294 million for the three months ended September 30, 2010 and 2009, respectively, an increase of $30 million. The $30 million increase is due to the impact of higher unit sales ($15 million), the inflation adjustment ($9 million), and higher other expenses ($6 million).
     Selling, general and administrative. Selling, general and administrative expenses increased $5 million to $101 million in the third quarter of 2010 compared to the third quarter of 2009 as a result of higher legal costs incurred in the current year.
     Interest expense. Interest expense increased $14 million for the three months ended September 30, 2010, compared to the three months ended September 30, 2009, and reflects interest on the senior notes issued in the second quarter of 2009, net of the effect of interest rate swap agreements, and interest on the senior notes issued in the second quarter of 2010.
     Income taxes. Income taxes increased $20 million or 14.0% from $143 million for the three months ended September 30, 2009 to $163 million in for the three months ended September 30, 2010. The change reflects primarily an increase in income before income taxes of $59 million, or 15.6%, offset partially by a decrease in the effective tax rate from 37.7% to 37.3% for the three months ended September 30, 2009 and 2010, respectively, driven by a statutory increase in the manufacturers’ deduction.
Nine Months ended September 30, 2010 Compared to Nine Months ended September 30, 2009
     Net sales. Net sales increased by $591 million, or 15.3%, from $3.855 billion for the nine months ended September 30, 2009 to $4.446 billion for the nine months ended September 30, 2010. Net sales increased $287 million due to the increase in federal excise taxes effective April 1, 2009, $215 million due to higher unit sales volume, $52 million due to higher average unit prices reflecting price increases in February and March 2009 and February and May 2010 and by $37 million of lower sales promotion costs accounted for as a reduction of sales. Federal excise taxes are included in net sales and increased $30.83 per thousand cigarettes, or $0.62 per pack of 20 cigarettes, to $50.33 per thousand cigarettes, or $1.01 per pack of 20 cigarettes, effective April 1, 2009.
     Our total unit volume increased 5.2% and domestic unit volume increased 5.5% for the nine months ended September 30, 2010 compared to the corresponding period of 2009. Unit volume figures in this section are provided on a gross basis. Total Newport unit volume increased 2.4% and domestic Newport unit volume increased 2.6% for the nine months ended September 30, 2010 compared to the corresponding period of 2009. Industry-wide domestic unit volume decreased an estimated 3.5% for the nine months ended September 30, 2010 compared to the corresponding period of 2009. Industry shipments of premium brands comprised 70.3% of industry-wide domestic unit volume during the nine months ended September 30, 2010 compared to 70.8% in the corresponding period of 2009.
     Our total domestic wholesale market share increased by 1.0 share point during the nine months ended September 30, 2010 to 12.2% from 11.2% in the nine months ended September 30, 2009. Newport domestic wholesale market share increased by 0.6 share points during the nine months ended September 30, 2010 to 10.4% from 9.8% in the nine months ended September 30, 2009.
     Cost of sales. Cost of sales increased by $431 million, or 17.7%, from $2.430 billion for the nine months ended September 30, 2009 to $2.861 billion for the nine months ended September 30, 2010. The increase in cost of sales is primarily due to the increase in federal excise taxes ($287 million), higher unit sales volume ($55 million), higher expenses related to the State Settlement Agreements ($63 million) and the Federal Assessment for Tobacco Growers ($7 million), and higher Food and Drug Administration fees ($19 million). We recorded pre-tax charges for our obligations under the State Settlement Agreements of $911 million and $848 million for the nine months ended September 30, 2010 and 2009, respectively, an increase of $63 million. The $63 million increase is due to higher unit sales ($44 million), the impact of the inflation adjustment ($24 million), partially offset by other adjustments ($5 million).
     Selling, general and administrative. Selling, general and administrative expenses costs increased $11 million, or 3.9% in the first nine months of 2010 to $293 million compared to the first nine months of 2009 as a result of higher legal and administrative costs incurred in the current year.
     Interest expense. Interest expense increased $48 million for the nine months ended September 30, 2010, compared to the nine months ended September 30, 2009, and reflects interest on the senior notes issued in the second quarter of 2009, net of the effect of interest rate swap agreements, and interest on the senior notes issued in the second quarter of 2010.
     Income taxes. Income taxes increased $36 million or 8.5% from $423 million for the nine months ended September 30, 2009 to $459 million in for the nine months ended September 30, 2010. The change reflects an increase in income before income taxes of $100 million in 2010, or 8.9%, offset partially by a decrease in the effective tax rate from 37.5% to 37.4% for the nine months ended September 30, 2009 and 2010, respectively. The decrease was driven by a statutory increase in the manufacturers deduction, offset partially by the unfavorable impact of the repeal of future tax deductions for Medicare Part D subsidies for retiree drug benefits pursuant to the health care reform legislation enacted during the first quarter of 2010.
Liquidity and Capital Resources
     Our cash and cash equivalents of $2.112 billion at September 30, 2010 were invested in prime money market funds.
Cash Flows
     Cash flow from operating activities. The principal source of liquidity for our business and operating needs is internally generated funds from our operations. We generated net cash flow from operations of $678 million for the nine months ended September 30, 2010 compared to $585 million for the nine months ended September 30, 2009. The increased cash flow in 2010 primarily reflects higher net income and the timing of payments for State Settlement Agreements.
     Cash flow from investing activities. Our cash flow from investing activities used cash of $39 million for the nine months ended September 30, 2009 compared to $28 million for the nine months ended September 30, 2010 for capital expenditures. The expenditures were primarily used for the modernization of manufacturing equipment. Our capital expenditures for the year ending December 31, 2010 are forecast to be between $45 million and $55 million.

     Cash flow from financing activities. Our cash flow from operations has exceeded our working capital and capital expenditure requirements during the first nine months of 2010. We paid cash dividends to our shareholders of $155 million on March 12, 2009 and June 12, 2009, $163 million on September 11, 2009, $155 million on March 11, 2010, $152 million on June 11, 2010 and $171 on September 10, 2010. During the nine months ended September 30, 2009 and 2010, we have repurchased shares totaling $502 million and $431 million, respectively, and we have received proceeds from the issuance of long-term debt totaling $750 million and $1 billion, respectively.
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
     There were no borrowings under the Revolver during the third quarter of 2010.
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
     During the third quarter of 2010, we repurchased approximately 1.1 million shares at a cost of $91 million under the $1 billion repurchase program announced on August 20, 2010. As of September 30, 2010, the maximum dollar value of shares that could yet be purchased under the program was $909 million.
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
     In April 2010, we paid $829 million under the State Settlement Agreements, primarily based on 2009 volume. In addition, in April 2010, we deposited $92 million, in an interest-bearing escrow account in accordance with procedures established in the MSA pending resolution of a claim by us and the other Original Participating Manufacturers that they are entitled to reduce their MSA payments based on a loss of market share to non-participating manufacturers. Most of the states that are parties to the MSA are disputing the availability of the reduction and we believe that this dispute will ultimately be resolved by judicial and arbitration proceedings. Our $92 million reduction is based upon the Original Participating Manufacturers collective loss of market share in 2007 and 2006. In April of 2009, 2008, 2007 and 2006, we had previously deposited $69 million, $72 million, $111 million and $109 million, respectively, in the same escrow account discussed above, which was based on a loss of market share in 2006, 2005, 2004 and 2003 to non-participating manufacturers. In February 2009, we directed the transfer of $72 million from this account to the non-disputed account, related to the loss of market share in 2005, pursuant to an Agreement Concerning Arbitration that we and the other Participating Manufacturers entered into with certain MSA states. This amount was then paid to the MSA states. We and the other Original Participating Manufacturers have the right to claim additional reductions of MSA payments in subsequent years under provisions of the MSA. In addition to the payments made in the first nine months of 2010, we anticipate the additional amount payable in 2010 will be approximately $175 million to $225 million, primarily based on 2010 estimated volume.

Contractual Cash Payment Obligations
     The following chart presents our contractual cash payment obligations as of September 30, 2010.

		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
	(In millions)
Senior notes	$1,750	$—	$—	$—	$1,750
Interest payments related to notes	1,623	133	398	265	827
Tobacco leaf purchase obligations	262	238	24	—	—
Machinery purchase obligations	42	42	—	—	—
Operating lease obligations	4	2	2	—	—

Total	$3,681	$415	$424	$265	$2,577

     In addition to the obligations presented in the table above, as of September 30, 2010, we believe that it is reasonably possible that payments of up to $0.3 million may be made to various tax authorities in the next twelve months related to gross unrecognized tax benefits. We cannot make a reasonably reliable estimate of the amount of liabilities for unrecognized tax benefits that may result in cash settlements for periods beyond twelve months.
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
Off-Balance Sheet Arrangements
     None.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
Market Risk
     We invest in financial instruments that involve market risk. Our measure of market risk exposure represents an estimate of the change in fair value of our financial instruments. Market risk exposure is presented below for each class of financial instrument we held at September 30, 2010, assuming immediate adverse market movements of the magnitude described below. We believe that the rate of adverse market movement represents a measure of exposure to loss under hypothetically assumed adverse conditions. The estimated market risk exposure represents the hypothetical loss to future earnings and does not represent the maximum possible loss nor any expected actual loss, even under adverse conditions, because actual adverse fluctuations would likely differ. In addition, since our investment portfolio is subject to change based on its portfolio management strategy as well as in response to changes in the market, these estimates are not necessarily indicative of the actual results which may occur. The market risk exposure represents the potential loss in carrying value and pretax impact to future earnings caused by the hypothetical change in price.
     Exposure to market risk is managed and monitored by senior management. Senior management approves our overall investment strategy and has the responsibility to ensure that the investment positions are consistent with that strategy with an acceptable level of risk.
     Interest rate risk. Our investments, which are included in cash and cash equivalents, consist of money market funds with major financial institutions. Those investments are exposed to fluctuations in interest rates. A sensitivity analysis, based on a hypothetical 1% increase or decrease in interest rates on our average 2010 investments, would cause an increase or decrease in pretax income of approximately $16 million for the nine months ended September 30, 2010.

     Our debt is denominated in US Dollars and has been issued at a fixed rate. In September 2009, we entered into interest rate swap agreements for a total notional amount of $750 million to hedge changes in fair value of the Notes due to changes in the designated benchmark interest rate. Changes in the fair value of the derivative are recorded in earnings along with offsetting adjustments to the carrying amount of the hedged debt. A sensitivity analysis, based on a hypothetical 1% change in LIBOR, would cause an increase or decrease in pretax income by approximately $6 million for the nine months ended September 30, 2010.
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
Item 1A. Risk Factors
     With the exception of the following, there have been no other material changes in our risk factors from those disclosed in Part I, Item 1A of our Form 10-K:
As of October 20, 2010, Lorillard Tobacco is a defendant in approximately 10,270 tobacco-related lawsuits, including approximately 707 cases in which Lorillard, Inc. is a co-defendant. These cases, which are extremely costly to defend, could result in substantial judgments against Lorillard Tobacco and/or Lorillard, Inc.
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
     In July 2008, the District Court of Orleans Parish, Louisiana, entered an amended final judgment in favor of the plaintiffs in Scott v. The American Tobacco Company, et al. (District Court, Orleans Parish, Louisiana, filed May 24, 1996), a class action on behalf of certain cigarette smokers resident in the State of Louisiana. In April 2010, the Louisiana Court of Appeal, Fourth Circuit, issued a decision that modified the trial court’s 2008 amended final judgment. The Court of Appeal’s decision reduced the judgment amount from approximately $264 million to approximately $242 million to fund a ten year, court-supervised smoking cessation program. The April 2010 decision also changed the date on which the award of post-judgment interest will accrue from June 2004 to July 2008. Interest awarded by the amended final judgment will continue to accrue from July 2008 until the judgment either is paid or is reversed on appeal. As of October 20, 2010, judicial interest totaled approximately $29.7 million. Lorillard Tobacco’s share of any judgment, including an award of post-judgment interest, has not been determined. In the fourth quarter of 2007, we recorded a pretax provision of approximately $66 million for this matter. Lorillard, Inc., which was a party to the case in the past, is no longer a defendant. The Louisiana Supreme Court denied review of the petitions that were filed by the defendants and the plaintiffs. The U.S. Supreme Court has granted defendants’ application to stay execution of the amended final judgment until defendants’ petition for writ of certiorari to the U.S. Supreme Court is timely filed and resolved. Defendants’ petition for writ of certiorari is due to be filed by December 2, 2010. It is not possible to predict the final outcome of this matter.
The judgment entered in the federal government’s reimbursement case, while not final in all respects, could impose significant financial burdens on us, could adversely affect future sales and profits and/or could restrict or limit our defenses in other litigation.
     In August 2006, a final judgment and remedial order was entered in United States of America v. Philip Morris USA, Inc., et al. (U.S. District Court, District of Columbia, filed September 22, 1999). The court based its final judgment and remedial order on the government’s only remaining claims, which were based on the defendants’ alleged violations of the Racketeering Influenced and Corrupt Organizations Act (“RICO”). Lorillard, Inc. is not a party to this matter, but Lorillard Tobacco is one of the defendants in the case. Although the verdict did not award monetary damages to the plaintiff, the final judgment and remedial order imposed a number of requirements on the defendants. Such requirements include, but are not limited to, corrective statements by defendants related to the health effects of smoking. The remedial order also would place certain prohibitions on the manner in which defendants market their cigarette products and would eliminate any use of “lights” or similar product descriptors. The remedial order, including the prohibitions on the use of the descriptors relating to low tar cigarettes, will likely negatively affect our future sales and profits.
     In 2009, a three judge panel of the Court of Appeals upheld substantially all of the District Court’s final judgment and remedial order. In June 2010, the U.S. Supreme Court denied the parties’ petitions seeking review of the case.
     The case has been returned to the U.S. District Court, District of Columbia for implementation of the Court of Appeals’ directions in its 2009 ruling and for entry of an amended final judgment. As of October 20, 2010, the trial court had not entered the amended final judgment.

     The 2006 final judgment and remedial order made many adverse findings regarding the conduct of the defendants. It is possible that the final opinion, final judgment and remedial order entered by the court could form the basis of allegations by the plaintiffs in other matters, or of additional judicial findings by other courts against cigarette manufacturers. It is possible that other courts could apply the findings in the United States of America case to restrict or otherwise limit our defenses in other litigation.
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
     The 2006 ruling by the Florida Supreme Court in Engle also permitted members of the Engle class to file individual claims, including claims for punitive damages. The Florida Supreme Court held that these individual plaintiffs are entitled to rely on a number of the jury’s findings in favor of the plaintiffs in the first phase of the Engle trial. These findings included that smoking cigarettes causes a number of diseases; that cigarettes are addictive or dependence-producing; and that the defendants, including Lorillard Tobacco and Lorillard, Inc., were negligent, breached express and implied warranties, placed cigarettes on the market that were defective and unreasonably dangerous, and concealed or conspired to conceal the risks of smoking. Lorillard Tobacco is a defendant in approximately 7,586 cases pending in various state and federal courts in Florida that were filed by members of the Engle class (the “Engle Progeny Cases”), including approximately 700 cases in which Lorillard, Inc. is a co-defendant.
     As of October 20, 2010, Lorillard Tobacco was a defendant in one Engle Progeny Case in which trial was underway, Rohr v. R.J. Reynolds Tobacco Company, et al., pending in the Circuit Court of Broward County, Florida. Lorillard, Inc. is not a defendant in this case. Rohr is being tried pursuant to a multi-phase trial plan. At the conclusion of the trial’s first phase, the jury determined that the decedent was a member of the Engle class. This determination allowed the trial to proceed to subsequent phases, and trial was ongoing as of October 20, 2010. In addition, Lorillard Tobacco and Lorillard, Inc. are defendants in Engle Progeny Cases that have been placed on courts’ 2010 or 2011 trial calendars or in which specific trial dates have been set. Trial schedules are subject to change and it is not possible to predict how many of the Engle Progeny Cases pending against Lorillard Tobacco or Lorillard, Inc. will be tried during 2010 or 2011. It also is not possible to predict whether some courts will implement procedures that consolidate multiple Engle Progeny Cases for trial.
     As of October 20, 2010, verdicts have been returned in 28 Engle Progeny cases since the Florida Supreme Court issued its 2006 ruling. Neither Lorillard Tobacco nor Lorillard, Inc. was a defendant in any of these trials. Juries awarded actual damages and punitive damages in 13 of these trials. The punitive damages awards have totaled $455 million and have ranged from $270,000 to $244 million. In six of the trials, juries awarded only actual damages. In the nine other trials, juries found in favor of the defendants. In some of the trials decided in the defendants’ favor, plaintiffs have filed motions challenging the verdicts. It is not possible to predict the final outcome of this litigation.
FDA regulation of menthol in cigarettes and concerns that mentholated cigarettes may pose greater health risks could adversely affect our business.
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

     In June 2009, the U.S. Congress passed, and the President signed into law, the Family Smoking Prevention and Tobacco Control Act (the “Act’) that includes a provision establishing a Tobacco Products Scientific Advisory Committee (“TPSAC”) to evaluate, among other things, “the impact of the use of menthol in cigarettes on the public health, including such use among children, African-Americans, Hispanics, and other racial and ethnic minorities.” In addition, the legislation permits the FDA to ban menthol upon a finding that such prohibition would be appropriate for the public health. The TPSAC held meetings on March 30-31, 2010, July 15-16, 2010, September 27, 2010 and October 7, 2010 to consider the issues surrounding the use of menthol in cigarettes. We expect the TPSAC will have further meetings on the use of menthol in cigarettes, and TPSAC’s report and recommendations on menthol are currently due to the FDA in March 2011.
     Since we are the leading manufacturer of mentholated cigarettes in the United States, we could face increased exposure to tobacco-related litigation as a result of such allegations. Even if such claims are unsubstantiated, increased concerns about the health impact of mentholated cigarettes could materially adversely affect our sales, including sales of Newport. A ban or limitation on the use of menthol in cigarettes by the FDA would materially adversely affect our business.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     In the third quarter of 2010, the Company repurchased the following number of shares of its common stock:

Approximate
			Total Number of	Dollar Value of
			Shares Purchased	Shares that
	Total	Average	as Part of	May Yet Be
	Number	Price	Publicly	Purchased
	of Shares	Paid per	Announced Plans	Under the Plans
(In millions, except for per share amounts)	Purchased	Share	or Programs	or Programs
July 1, 2010—July 31, 2010	—	—	—	—
August 1, 2010—August 31, 2010	—	—	—	$1,000
September 1, 2010—September 30, 2010	1.1	$81.10	1.1	909

Total	1.1	$81.10	1.1

     The shares repurchased were acquired under a share repurchase program authorized by the Board of Directors on August 20, 2010 for a maximum of $1 billion. All repurchases were made in open market transactions. The Company records the repurchase of shares of common stock at cost based on the transaction date of the repurchase.
Item 3. Defaults Upon Senior Securities
     None.

Item 4. [Reserved]
Item 5. Other Information
     None.
Item 6. Exhibits

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation of Lorillard, Inc., incorporated herein by reference to Exhibit 3.1 to our Current Report on Form 8-K (File No. 1-34097) filed on June 12, 2008

3.2	Amended and Restated Bylaws of Lorillard, Inc., as of February 25, 2010, incorporated herein by reference to Exhibit 3.2 to our Current Report on Form 8-K filed (File No. 1-34097) on March 2, 2010

3.3	Certificate of Amendment of Certificate of Incorporation of Lorillard Tobacco Company and Certificate of Incorporation of Lorillard Tobacco Company, incorporated herein by reference to Exhibit 3.3 to Lorillard, Inc.’s Registration Statement on Form S-3 (File No. 333-159902) filed on June 11, 2009

3.4	Bylaws of Lorillard Tobacco Company, incorporated herein by reference to Exhibit 3.4 to Lorillard, Inc.’s Registration Statement on Form S-3 (File No. 333-159902) filed on June 11, 2009

4.1	Specimen certificate for shares of common stock of Lorillard, Inc., incorporated herein by reference to Exhibit 4.1 to our Amended Registration Statement on Form S-4 (File No. 333-149051) filed on May 9, 2008

4.2	Indenture, dated June 23, 2009, among Lorillard Tobacco Company, Lorillard, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee, incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K (File No. 1-34097) filed on June 23, 2009

4.3	First Supplemental Indenture, dated June 23, 2009, among Lorillard Tobacco Company, Lorillard, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee, incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K (File No. 1-34097) filed on June 23, 2009

4.4	Second Supplemental Indenture, dated April 12, 2010, among Lorillard Tobacco Company, Lorillard, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee, incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K (File No. 1-34097) filed on April 12, 2010

4.5	Form of 8.125% Senior Note due 2019 of Lorillard Tobacco Company, incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K (File No. 1-34097) filed on June 23, 2009

4.6	Form of 6.875% Senior Note due 2020 of Lorillard Tobacco Company, incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K (File No. 1-34097) filed on April 12, 2010

4.7	Form of 8.125% Senior Note due 2040 of Lorillard Tobacco Company, incorporated by reference of Exhibit 4.4 to our Current Report on Form 8-K (File No. 1-34097) filed on April 12, 2010

4.8	Form of Guarantee Agreement of Lorillard, Inc. for the 8.125% Senior Notes due 2019 of Lorillard Tobacco Company, incorporated by reference to Exhibit 4.4 to Lorillard, Inc.’s Current Report on Form 8-K filed on June 23, 2009

4.9	Form of Guarantee Agreement of Lorillard, Inc. for the 6.875% Senior Notes due 2020 of Lorillard Tobacco Company, incorporated by reference to Exhibit 4.5 to our Current Report on Form 8-K (File No. 1-34097) filed on April 12, 2010

Exhibit
Number	Description
4.10	Form of Guarantee Agreement of Lorillard, Inc. for the 8.125% Senior Notes due 2040 of Lorillard Tobacco Company, incorporated by reference to Exhibit 4.6 to our Current Report on Form 8-K (File No. 1-34097) filed on April 12, 2010

10.1	Separation Agreement between Loews Corporation and Lorillard, Inc., Lorillard Tobacco Company, Lorillard Licensing Company, LLC, One Park Media Services, Inc. and Plisa, S.A., incorporated herein by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q (File No. 1-34097) filed on August 7, 2008

10.2	Amended and Restated Employment Agreement between Lorillard, Inc. and Martin L. Orlowsky, dated December 19, 2008, incorporated by reference to Exhibit 10.2 to our Annual Report on Form 10-K (File No. 1-34097) filed on March 2, 2009†*

10.3	Comprehensive Settlement Agreement and Release with the State of Florida to settle and resolve with finality all present and future economic claims by the State and its subdivisions relating to the use of or exposure to tobacco products, incorporated herein by reference to Exhibit 10 to Loews’s Report on Form 8-K (File No. 1-6541) filed September 5, 1997

10.4	Comprehensive Settlement Agreement and Release with the State of Texas to settle and resolve with finality all present and future economic claims by the State and its subdivisions relating to the use of or exposure to tobacco products, incorporated herein by reference to Exhibit 10 to Loews’s Report on Form 8-K (File No. 1-6541) filed February 3, 1998

10.5	State of Minnesota Settlement Agreement and Stipulation for Entry of Consent Judgment to settle and resolve with finality all claims of the State of Minnesota relating to the subject matter of this action which have been or could have been asserted by the State, incorporated herein by reference to Exhibit 10.1 to Loews’s Report on Form 10-Q for the quarter ended March 31, 1998 (File No. 1-6541) filed May 15, 1998

10.6	State of Minnesota Consent Judgment relating to the settlement of tobacco litigation, incorporated herein by reference to Exhibit 10.2 to Loews’s Report on Form 10-Q for the quarter ended March 31, 1998 (File No. 1-6541) filed May 15, 1998

10.7	State of Minnesota Settlement Agreement and Release relating to the settlement of tobacco litigation, incorporated herein by reference to Exhibit 10.3 to Loews’s Report on Form 10-Q for the quarter ended March 31, 1998 (File No. 1-6541) filed May 15, 1998

10.8	State of Minnesota State Escrow Agreement relating to the settlement of tobacco litigation, incorporated herein by reference to Exhibit 10.6 to Loews’s Report on Form 10-Q for the quarter ended March 31, 1998 (File No. 1-6541) filed May 15, 1998

10.9	Stipulation of Amendment to Settlement Agreement and For Entry of Agreed Order, dated July 2, 1998, regarding the settlement of the State of Mississippi health care cost recovery action, incorporated herein by reference to Exhibit 10.1 to Loews’s Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 1-6541) filed August 14, 2008

10.10	Mississippi Fee Payment Agreement, dated July 2, 1998, regarding the payment of attorneys’ fees, incorporated herein by reference to Exhibit 10.2 to Loews’s Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 1-6541) filed August 14, 2008

10.11	Stipulation of Amendment to Settlement Agreement and For Entry of Consent Decree, dated July 24, 1998, regarding the settlement of the Texas health care cost recovery action, incorporated herein by reference to Exhibit 10.4 to Loews’s Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 1-6541) filed on August 14, 2008

10.12	Texas Fee Payment Agreement, dated July 24, 1998, regarding the payment of attorneys’ fees, incorporated herein by reference to Exhibit 10.5 to Loews’s Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 1-6541) filed on August 14, 2008

10.13	Stipulation of Amendment to Settlement Agreement and For Entry of Consent Decree, dated September 11, 1998, regarding the settlement of the Florida health care cost recovery action, incorporated herein by reference to Exhibit 10.1 to Loews’s Report on Form 10-Q for the quarter ended September 30, 1998 (File No. 1-6541) filed November 17, 2008

10.14	Florida Fee Payment Agreement, dated September 11, 1998, regarding the payment of attorneys’ fees, incorporated herein by reference to Exhibit 10.2 to Loews’s Report on Form 10-Q for the quarter ended September 30, 1998 (File No. 1-6541) filed November 17, 2008

Exhibit
Number	Description
10.15	Master Settlement Agreement with 46 states, the District of Columbia, the Commonwealth of Puerto Rico, Guam, the U.S. Virgin Islands, American Samoa and the Northern Marianas to settle the asserted and unasserted health care cost recovery and certain other claims of those states, incorporated herein by reference to Exhibit 10 to Loews’s Current Report on Form 8-K (File No. 1-6541) filed November 25, 1998

10.16	Form of Assignment and Assumption of Services Agreement, dated as of April 1, 2008, by and between R.J. Reynolds Tobacco Company and R.J. Reynolds Global Products, Inc., with a joinder by Lorillard Tobacco Company, incorporated herein by reference to Exhibit 10.17 to our Amended Registration Statement on Form S-4 (File No. 333-149051) filed on March 26, 2008

10.17	Lorillard, Inc. 2008 Incentive Compensation Plan, incorporated herein by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (File No. 1-34097) filed on August 7, 2008†

10.18	Form of Lorillard, Inc. indemnification agreement for directors and executive officers, incorporated herein by reference to Exhibit 10.19 to our Amended Registration Statement on Form S-4 (File No. 333-149051) filed on May 9, 2008†

10.19	Form of Severance Agreement for named executive officers, incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K (File No. 1-34097) filed on July 10, 2008†

10.20	Amendment to Supply Agreement for Reconstituted Tobacco, dated October 30, 2008, by and between R.J. Reynolds Tobacco Company and Lorillard Tobacco Company, incorporated herein by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 1-34097) filed on November 4, 2008 #

10.21	Form of Stock Appreciation Rights Award Certificate, incorporated herein by reference to Exhibit 10.7 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 1-34097) filed on November 4, 2008†

10.22	Form of Stock Option Award Certificate, incorporated herein by reference to Exhibit 10.22 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (File No. 1-34097) filed on May 6, 2010†

10.23	Credit Agreement, dated March 26, 2010, among Lorillard Tobacco Company, as borrower, Lorillard, Inc., as parent guarantor, the lenders referred to therein, and JPMorgan Chase Bank, N.A., as Administrative Agent, incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 1-34097) filed on March 26, 2010

10.24	Consulting Agreement between Lorillard, Inc. and Martin L. Orlowsky, dated August 12, 2010, incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K (File No. 1-34097) filed on August 12, 2010†

10.25	Offer Letter between Lorillard, Inc. and Murray S. Kessler, dated August 12, 2010, incorporated herein by reference to Exhibit 10.3 to our Current Report on Form 8-K (File No. 1-34097) filed on August 12, 2010†

10.26	Severance Agreement between Lorillard, Inc. and Murray S. Kessler, dated October 11, 2010†*

11.1	Statement regarding computation of earnings per share. (See Note 10 to the consolidated financial statements.)*

31.1	Certification by the Chief Executive Officer of Lorillard, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a)*

31.2	Certification by the Chief Financial Officer of Lorillard, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a)*

32.1	Certification by the Chief Executive Officer and Chief Financial Officer of Lorillard, Inc. pursuant to 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002)*
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
Date: October 27, 2010

LORILLARD, INC.
By:	/s/ Murray S. Kessler
Name: Murray S. Kessler
Title: President and Chief Executive Officer

By:	/s/ David H. Taylor
Name: David H. Taylor
	Title:	Executive Vice President, Finance and Planning and Chief Financial Officer