Form 10-K
period 2010-12-31
LORILLARD, INC.
filed 2011-02-18
CIK 1424847

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of voting and non-voting common equity of the registrant held by nonaffiliates of the registrant as of June 30, 2010 was $10.9 billion.

Class	Outstanding at February 11, 2011

Common Stock, $0.01 par value	145,552,670 shares

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the definitive proxy statement for the registrant’s 2011 Annual Meeting of Shareholders to be held on May 19, 2011 are incorporated by reference into Part III hereof.

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

Forward-looking statements are based on current expectations and projections about future events and are inherently subject to a variety of risks and uncertainties, many of which are beyond the control of our management team, which could cause actual results to differ materially from those anticipated or projected. These risks and uncertainties include, among others:

•	the impact of regulatory initiatives, including the regulation of cigarettes and a possible ban or regulation of menthol by the Food and Drug Administration, and compliance with governmental regulations;

•	the outcome of pending or future litigation, including risks associated with adverse jury and judicial determinations, courts reaching conclusions at variance with the general understandings of applicable law, bonding requirements and the absence of adequate appellate remedies to get timely relief from any of the foregoing;

•	health concerns, claims, regulations and other restrictions relating to the use of tobacco products and exposure to environmental tobacco smoke;

•	the effect on pricing and consumption rates of legislation, including actual and potential federal and state excise tax increases, and tobacco litigation settlements;

•	continued intense competition from other cigarette manufacturers, including significant levels of promotional activities and the presence of a sizable deep discount category;

•	the continuing decline in volume in the domestic cigarette industry;

•	the increasing restrictions on the marketing and use of cigarettes through governmental regulation and privately imposed smoking restrictions;

•	general economic and business conditions;

•	changes in financial markets (such as interest rate, credit, currency, commodities and equities markets) or in the value of specific investments;

•	the availability of financing upon favorable terms, the results of our financing efforts and the impact of any breach of a debt covenant or a credit rating downgrade;

•	potential changes in accounting policies by the Financial Accounting Standards Board, the Securities and Exchange Commission (the “SEC”) or regulatory agencies for the industry in which we participate that may cause us to revise our financial accounting and/or disclosures in the future, and which may change the way analysts measure our business or financial performance;

•	the risk of fire, violent weather or other disasters adversely affecting our production, storage and other facilities;

•	changes in the price, quality or quantity of tobacco leaf and other raw materials available for use in our cigarettes;

•	reliance on a limited number of suppliers for certain raw materials;

•	our ability to attract and retain the best talent to implement our strategies as a result of the decreasing social acceptance of cigarettes; and

•	the closing of any contemplated transactions and agreements.

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

Overview

Lorillard is the third largest manufacturer of cigarettes in the United States. Founded in 1760, Lorillard is the oldest continuously operating tobacco company in the United States. Newport, our flagship menthol flavored premium cigarette brand, is the top selling menthol and second largest selling cigarette brand overall in the United States based on gross units sold in 2010. The Newport brand accounted for approximately 90.0% of our sales revenue for the fiscal year ended December 31, 2010. In addition to the Newport brand, our product line has four additional brand families marketed under the Kent, True, Maverick, and Old Gold brand names. These five brands include 43 different product offerings which vary in price, taste, flavor, length and packaging. In 2010, we shipped 38.1 billion cigarettes, all of which were sold in the United States and certain U.S. possessions and territories. We sold our major trademarks outside of the United States in 1977. We maintain our headquarters and manufacture all of our products at our Greensboro, North Carolina facility.

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

Advertising and Sales Promotion

The predominant form of promotion in the industry and for us consists of retail price reduction programs, such as discounting or lowering the price of a pack or carton of cigarettes in the retail store. These programs are developed, implemented and executed by our sales force through merchandising or promotional agreements with retail chain accounts and independent retailers.

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

Advertising plays a relatively lesser role in our overall marketing strategy. We advertise Newport in a limited number of magazines that meet certain requirements regarding the age and composition of their readership. Newport is our only brand that receives magazine advertising support.

Advertising of tobacco products through television and radio has been prohibited since 1971. Under the State Settlement Agreements, the participating cigarette manufacturers agreed to severe restrictions on their advertising and promotion activities including, among other things:

•	prohibiting the targeting of youth in the advertising, promotion or marketing of tobacco products;

•	banning the use of cartoon characters in all tobacco advertising and promotion;

•	limiting each tobacco manufacturer to one brand-name event sponsorship during any twelve-month period, which may not include major team sports or events in which the intended audience includes a significant percentage of youth;

•	banning all outdoor advertising of tobacco products with the exception of small signs at retail establishments that sell tobacco products;

•	banning tobacco manufacturers from offering or selling apparel and other merchandise that bears a tobacco brand name, subject to specified exceptions;

•	prohibiting the distribution of free samples of tobacco products except within adult-only facilities;

•	prohibiting payments for tobacco product placement in various media; and

•	banning gift offers based on the purchase of tobacco products without sufficient proof that the intended gift recipient is an adult.

On June 22, 2009 the federal Family Smoking Prevention and Tobacco Control Act (the “FSPTCA”) was signed into law granting authority over the regulation of tobacco products to the FDA. Pursuant to the FSPTCA, the FDA reissued a set of marketing and sales restrictions originally promulgated in 1995 as part of an unsuccessful effort by the agency to assert jurisdiction over tobacco products. The FSPTCA also contains other restrictions, some of which may be more stringent than those found in the original 1995 FDA rule, affecting the advertising, marketing and sale of cigarette products. See the section entitled “Legislation and Regulation” below for additional information concerning the marketing and sales provisions of the FSPTCA. In addition, many states, cities and counties have enacted legislation or regulations further restricting tobacco advertising, marketing and sales promotions, and others may do so in the future. We cannot predict the impact of such initiatives on our marketing and sales efforts.

We fund a Youth Smoking Prevention Program, which is designed to discourage youth from smoking by promoting parental involvement and assisting parents in discussing the issue of smoking with their children. We are also a founding member of the Coalition for Responsible Tobacco Retailing which through its “We Card” program trains retailers in how to prevent the purchase of cigarettes by underage persons. In addition, we have adopted guidelines established by the National Association of Attorneys General to restrict advertising in magazines with large readership among people under the age of 18.

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

As of December 31, 2010, we had approximately 500 direct buying customers servicing more than 400,000 retail accounts. We do not sell cigarettes directly to consumers. During 2010, 2009 and 2008, sales made by us to the McLane Company, Inc. comprised 27%, 26% and 26%, respectively, of our revenues. No other customer accounted for more than 10% of 2010, 2009 or 2008 sales. We do not have any written sales agreements with our customers, including the McLane Company, Inc. We do not have any backlog orders.

Most of our customers buy cigarettes on a next-day-delivery basis. Customer orders are shipped from public distribution warehouses via third party carriers. We do not ship products directly to retail stores. In 2010, approximately 98% of our customers purchased cigarettes using electronic funds transfer, which provides immediate payment to us.

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

We purchase our tobacco leaf through tobacco dealers, which contract with leaf growers. Such purchases are made at prevailing market prices in the country of origin. Due to the varying size and quality of annual crops, changes in the value of the U.S. dollar in relation to other foreign currencies and other economic factors, tobacco prices have historically fluctuated. We direct these dealers in the purchase of tobacco according to our specifications for quality, grade, yield, particle size, moisture content, and other characteristics. The dealers purchase and process the whole leaf and then dry and package it for shipment to and storage at our Danville, Virginia facility. We have not experienced any difficulty in purchasing our requirement of leaf tobacco.

We purchase more than 66% of our domestic leaf tobacco from one dealer, Alliance One International, Inc. (“Alliance One”). If Alliance One becomes unwilling or unable to supply leaf tobacco to us, we believe that we can readily obtain high-quality leaf tobacco from well-established, alternative industry sources. However, we believe that such high-quality leaf tobacco may not be available at prices comparable to those we pay to Alliance One.

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

We produce cigarettes at our Greensboro, North Carolina manufacturing plant, which has a production capacity of approximately 200 million cigarettes per day and approximately 50 billion cigarettes per year. Through various automated systems and sensors, we actively monitor all phases of production to promote quality and compliance with applicable regulations.

Research and Development

We have an experienced research and development team that continuously evaluates new products and line extensions and assesses new technologies and scientific advancements to be able to respond to marketplace demands and developing regulatory requirements. Our research and development efforts focus primarily on:

•	developing quality products that appeal to adult consumers;

•	studying and developing consumer-acceptable products with the potential for reduced exposure to smoke constituents or reduced health risk;

•	identifying and investigating, through the use of internal and external resources, suspect constituents of cigarette products or their components to determine the feasibility of reduction or elimination;

•	maintaining state-of-the-art knowledge about public health and scientific issues related to cigarette products;

•	developing new, or modifying existing, products and processes to promote quality control and to comply with current and anticipated laws and regulations; and

•	collaborating and cooperating with outside public and private scientific institutions and encouraging independent research relating to cigarette products.

Tobacco-related research activities include: analysis of cigarette components, including cigarette paper, filters, tobacco and ingredients, including menthol; analysis of mainstream and sidestream smoke; and modification of cigarette design. We employ advanced scientific equipment in our research efforts, including gas chromatographs, mass spectrographs and liquid chromatographs. We use this equipment to structurally identify and measure the amount of chemical compounds found in cigarette smoke and various tobaccos. These measurements allow us to better understand the relationship between the tobacco, cigarette construction, and the smoke yielded from cigarettes. In addition, advanced biological techniques are developed and used to test the biological impact of tobacco smoke on cells and advance our understanding of potential biomarkers for disease risk.

Information Technology

We are committed to the use of information technology throughout the organization to provide operating effectiveness, cost reduction and competitive advantages. We believe our system platform provides the appropriate level of information in a timely fashion to effectively manage the business. We utilize proven technologies while also continuously exploring new technologies consistent with our information technology architecture strategy. Our information technology environment is anchored by an SAP enterprise resource planning (“ERP”) system designed to meet the processing and analysis needs of our core business operations and financial control requirements. The process control and production methods in our manufacturing operation utilize scanning, radio frequency identification, wireless technologies and software products to monitor and control the manufacturing process. Our primary data center is located at our corporate headquarters and is staffed by an in-house team of experienced information technology professionals. A satellite data center, located at our manufacturing facility, supports our manufacturing environment. In addition, we have a comprehensive redundancy and disaster recovery plan in place.

Employees

As of December 31, 2010, we had approximately 2,700 full-time employees. As of that date, approximately 1,000 of those employees were represented by labor unions covered by three collective bargaining agreements. Local Union #317T Greensboro of the Bakery, Confectionery, Tobacco Workers and Grain Millers International Union (AFL-CIO-CLC) represents workers at our Greensboro manufacturing plant. The agreement covering this Union expires in September 2011. Workers at our Danville, Virginia tobacco storage facility are also represented by Local Union #317T Danville of the Bakery, Confectionery, Tobacco Workers and Grain Millers International Union (AFL-CIO-CLC) and Local Union #513 of the National Conference of Firemen and Oilers/SEIU (AFL-CIO-CLC). The current agreements with Local Union #317T Danville and Local Union #513 will expire in April 2012. We have historically had an amicable relationship with the unions representing our employees.

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

Competition

The domestic market for cigarettes is highly competitive. Competition is primarily based on a brand’s taste; quality; price, including the level of discounting and other promotional activities; positioning; consumer loyalty; and retail display.

Our principal competitors are the two other major U.S. cigarette manufacturers, Philip Morris USA Inc. (“Philip Morris”), a subsidiary of Altria Group, Inc. and R.J. Reynolds Tobacco Company (“RJR Tobacco”), a subsidiary of RAI. We also compete with numerous other smaller manufacturers and importers of cigarettes. We believe our ability to compete even more effectively has been restrained in some marketing areas as a result of retail merchandising contracts offered by Philip Morris and RJR Tobacco which limit the retail shelf space available to our brands. As a result, in some retail locations we are limited in competitively supporting our promotional programs, which may constrain sales.

Please read the sections entitled “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Business Environment” and “— Selected Industry and Market Share Data” beginning on pages 28 and 30, respectively, for additional information.

Legislation and Regulation

Our business operations are subject to a variety of federal, state and local laws and regulations governing, among other things, the research, development and manufacture of cigarettes; the development of new tobacco products; the publication of health warnings on cigarette packaging and advertising; the sale of tobacco products; restrictions on smoking in public places; and fire safety standards. From time to time, new legislation and regulations are proposed and reports are published by government sponsored committees and others recommending additional regulation of tobacco products.

We cannot predict the ultimate outcome of these proposals, reports and recommendations. If they are enacted or implemented, certain of these proposals could have a material adverse effect on our business and our financial condition or results of operations in the future.

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

In June 2009, the U.S. Congress passed, and the President signed into law, the Family Smoking Prevention and Tobacco Control Act that grants the Food and Drug Administration (“FDA”) authority to regulate tobacco products. The legislation:

•	established a Tobacco Products Scientific Advisory Committee to, among other things, evaluate the issues surrounding the use of menthol as a flavoring or ingredient in cigarettes and issue a nonbinding recommendation to the FDA regarding menthol by March 23, 2011;

•	grants the FDA the regulatory authority to consider and impose broad additional restrictions through a rule making process, including a ban on the use of menthol in cigarettes;

•	requires larger and more severe health warnings, including graphic images, on packs, cartons, and advertising;

•	bans the use of descriptors on tobacco products, such as “low tar” and “light”;

•	requires the disclosure of ingredients and additives to consumers;

•	requires pre-market approval by the FDA of all new products, including substantially equivalent products;

•	requires pre-market approval by the FDA for all claims made with respect to reduced risk or reduced exposure products;

•	allows the FDA to review existing products to determine whether these products are substantially equivalent to other products in the market;

•	allows the FDA to require the reduction of nicotine or any other compound in cigarettes;

•	allows the FDA to mandate the use of reduced risk technologies in conventional cigarettes;

•	allows the FDA to place more severe restrictions on the advertising, marketing and sales of cigarettes; and

•	permits inconsistent state regulation of the advertising or promotion of cigarettes and eliminate the existing federal preemption of such regulation.

The legislation permits the FDA to impose restrictions regarding the use of menthol in cigarettes, including a ban, if those restrictions would be appropriate for the public health. Any ban or material limitation on the use of menthol in cigarettes would materially adversely affect our results of operations, cash flows and financial condition. It is possible that such additional regulation, including regulation of menthol short of a ban thereof, could result in a decrease in cigarette sales in the United States (including sales of our brands), increased costs to us, and/or the development of a significant black market for cigarettes, which may have a material adverse effect on our financial condition, results of operations, and cash flows.

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

Agencies of state governments also have issued publications regarding ETS, including reports by California entities that were published in 1997, 1999 and 2006. In the 2006 study, the California Air Resources Board determined that ETS is a toxic air contaminant. Based on these or other findings, public health concerns regarding ETS have lead and could continue to lead to the imposition of additional restrictions on public smoking, including bans, which could have a material adverse effect on our business and financial condition or results of operations in the future.

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

Excise Taxes and Assessments

Cigarettes are subject to substantial federal, state and local excise taxes in the United States and, in general, such taxes have been increasing. Effective April 1, 2009, the federal excise tax on cigarettes increased to $50.33 per thousand cigarettes (or $1.0066 per pack of 20 cigarettes) from $19.50 per thousand cigarettes (or $0.39 per pack of 20 cigarettes). State excise taxes, which are levied upon and paid by the distributors, are also in effect in the fifty states, the District of Columbia and many municipalities. Increases in state excise taxes on cigarette sales were implemented in six states during 2010 and ranged from $0.40 per pack to $1.60 per pack. For the twelve months ended December 31, 2010, the combined state and municipal taxes ranged from $0.17 to $5.85 per pack of cigarettes.

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

Some plaintiffs in our litigation and constituencies, including the FDA and other public health agencies, have claimed or expressed concerns that mentholated cigarettes may pose greater health risks than non-mentholated cigarettes, including concerns that mentholated cigarettes may make it easier to start smoking and harder to quit and may seek restrictions or a ban on the production and sale of mentholated cigarettes. Any ban or material limitation on the use of menthol in cigarettes would materially adversely affect our results of operations, cash flow and financial condition.

Following the passage of the Family Smoking Prevention and Tobacco Control Act in June 2009, the FDA established the Tobacco Products Scientific Advisory Committee (the “TPSAC”) to evaluate, among other things, “the impact of the use of menthol in cigarettes on the public health, including such use among children, African-Americans, Hispanics, and other racial and ethnic minorities.” In addition, the FSPTCA permits the FDA to impose restrictions regarding the use of menthol in cigarettes, including a ban, if those restrictions would be appropriate for the public health. The TPSAC held meetings on March 30-31, 2010, July 15-16, 2010, September 27, 2010, October 7, 2010, November 18, 2010 and January 10-11, 2011 to consider the issues surrounding the use of menthol in cigarettes. TPSAC has scheduled further meetings on the use of menthol in cigarettes, and TPSAC’s report and nonbinding recommendations on menthol are currently due to the FDA by March 23, 2011.

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

In June 2009, the U.S. Congress passed, and the President signed into law, the Family Smoking Prevention and Tobacco Control Act that grants the FDA authority to regulate tobacco products. The legislation:

•	established a Tobacco Products Scientific Advisory Committee to, among other things, evaluate the issues surrounding the use of menthol as a flavoring or ingredient in cigarettes and issue a nonbinding recommendation to the FDA regarding menthol by March 23, 2011;

•	grants the FDA the regulatory authority to consider and impose broad additional restrictions through a rule making process, including a ban on the use of menthol in cigarettes;

•	requires larger and more severe health warnings, including graphic images, on packs, cartons and advertising;

•	bans the use of descriptors on tobacco products, such as “low tar” and “light”;

•	requires the disclosure of ingredients and additives to consumers;

•	requires pre-market approval by the FDA of all new products, including substantially equivalent products;

•	requires pre-market approval by the FDA for claims made with respect to reduced risk or reduced exposure products;

•	allows the FDA to review existing products to determine whether these products are substantially equivalent to other products in the market;

•	allows the FDA to require the reduction of nicotine or any other compound in cigarettes;

•	allows the FDA to mandate the use of reduced risk technologies in conventional cigarettes;

•	allows the FDA to place more severe restrictions on the advertising, marketing and sales of cigarettes; and

•	permits inconsistent state regulation of the advertising or promotion of cigarettes and eliminates the existing federal preemption of such regulation.

We believe that such regulation could have a material adverse effect on our business. For example, under the FSPTCA, we must file a report with the FDA substantiating that any cigarettes introduced or modified after February 15, 2007 are “substantially equivalent” to cigarettes on the market before that date to enable the agency to determine whether the new or modified products are “substantially equivalent” to specific predicate products already being sold. For any products introduced or modified between February 15, 2007 and March 22, 2011, initial reports must be filed with the FDA before March 23, 2011. The FDA has announced that a product introduced or modified before March 22, 2011 may remain on the market pending the FDA’s review, provided a “substantially equivalent” report has been filed with the FDA on or before March 22, 2011. We believe, based on the limited guidance issued by the FDA to date, that we must file reports for all of our cigarettes by March 23, 2011 since modifications have been made to our products since 2007. While all of our cigarettes may remain on the market pending the FDA’s review, they are subject to removal should the FDA determine any are not “substantially equivalent.”

The legislation also permits the FDA to impose restrictions regarding the use of menthol in cigarettes, including a ban, if those restrictions would be appropriate for the public health. Any ban or material limitation on the use of menthol in cigarettes would materially adversely affect our results of operations, cash flows and financial condition. It is possible that such additional regulation, including regulation of menthol short of a ban thereof, could result in a decrease in cigarette sales in the United States (including sales of our brands), increased costs to us and/or the development of a significant black market for cigarettes, which may have a material adverse effect on our financial condition, results of operations, and cash flows.

As of February 9, 2011, Lorillard Tobacco is a defendant in approximately 9,758 tobacco-related lawsuits, including approximately 701 cases in which Lorillard, Inc. is a co-defendant. These cases, which are extremely costly to defend, could result in substantial judgments against Lorillard Tobacco and/or Lorillard, Inc.

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

A jury has returned verdicts that award damages from Lorillard Tobacco in a Conventional Product Liability Case.

In December 2010, a Massachusetts jury awarded $50 million in compensatory damages to the estate of a deceased smoker, $21 million in damages to the deceased smoker’s son, and $81 million in punitive damages from Lorillard Tobacco in a Conventional Product Liability Case, Evans v. Lorillard Tobacco Company (Superior Court, Suffolk County, Massachusetts). As of February 9, 2011, the case remained pending before the trial court because the judge has not issued a verdict as to a single claim that was not submitted for the jury’s consideration. It is possible the court will award additional damages to the plaintiffs in its verdict that addresses this final claim. As of February 9, 2011, the court had not ruled on the motions filed by Lorillard Tobacco following the verdicts, which includes motions for new trial, for judgment notwithstanding the verdict, and for reduction or elimination of the jury’s damages awards. The court is not expected to issue a final judgment until it disposes of the final claim or it rules on Lorillard Tobacco’s post-trial motions. Lorillard Tobacco may file additional post-trial motions after a final judgment is entered. Should the final judgment award damages to the plaintiff, Massachusetts statutes provide that the court may award prejudgment and post-judgment interest. The opportunity for Lorillard Tobacco to initiate an appeal from the verdicts in Evans will not begin until the final judgment is entered. Plaintiff has asked the court to enter a preliminary injunction that directs Lorillard Tobacco to set aside $272 million in cash or cash equivalents to secure the amounts awarded by the jury and the interest obligations plaintiff expects the court to order in a final judgment. As of February 9, 2011, the court had not ruled on plaintiff’s motion for preliminary injunction. It is possible that the verdict in this case could lead to additional litigation.

A judgment has been rendered against Lorillard Tobacco in the Scott litigation.

In July 2008, the District Court of Orleans Parish, Louisiana, entered an amended final judgment in favor of the plaintiffs in Scott v. The American Tobacco Company, et al. (District Court, Orleans Parish, Louisiana, filed May 24, 1996), a class action on behalf of certain cigarette smokers resident in the State of Louisiana. In April 2010, the Louisiana Court of Appeal, Fourth Circuit, issued a decision that modified the trial court’s 2008 amended final judgment. The Court of Appeal’s decision reduced the judgment amount to approximately $242 million to fund a ten year court-supervised smoking cessation program. The April 2010 decision ordered that an award of post-judgment interest will accrue from July 2008. Interest awarded by the amended final judgment will continue to accrue from July 2008 until the judgment either is paid or is reversed on appeal. As of February 9, 2011, judicial interest totaled approximately $32.1 million. Lorillard Tobacco’s share of any judgment, including an award of post-judgment interest, has not been determined. In the fourth quarter of 2007, we recorded a pretax provision of approximately $66 million for this matter. Lorillard, Inc., which was a party to the case in the past, is no longer a defendant. The U.S. Supreme Court has granted defendants’ application to stay execution of the amended final judgment until defendants’ petition for writ of certiorari to the U.S. Supreme Court is resolved. As of February 9, 2011, the U.S. Supreme Court had not determined whether it will grant review of defendants’ certiorari petition. It is not possible to predict the final outcome of this matter.

The Florida Supreme Court’s ruling in Engle has resulted in additional litigation against cigarette manufacturers, including us.

The case of Engle v. R.J. Reynolds Tobacco Co., et al. (Circuit Court, Dade County, Florida, filed May 5, 1994) was certified as a class action on behalf of Florida residents, and survivors of Florida residents, who were injured or died from medical conditions allegedly caused by addiction to smoking. The case was tried between 1998 and 2000 in a multi-phase trial that resulted in verdicts in favor of the class. In 2006, the Florida Supreme Court issued a ruling that, among other things, determined that the case could not proceed further as a class action. In February 2008, the trial court entered an order on remand from the Florida Supreme Court that formally decertified the class.

The 2006 ruling by the Florida Supreme Court in Engle also permitted members of the Engle class to file individual claims, including claims for punitive damages. The Florida Supreme Court held that these individual plaintiffs are entitled to rely on a number of the jury’s findings in favor of the plaintiffs in the first phase of the Engle trial. These findings included that smoking cigarettes causes a number of diseases; that cigarettes are addictive or dependence-producing; and that the defendants, including Lorillard Tobacco and Lorillard, Inc., were negligent, breached express and implied warranties, placed cigarettes on the market that were defective and unreasonably dangerous, and concealed or conspired to conceal the risks of smoking. Lorillard Tobacco is a defendant in approximately 7,100 cases pending in various state and federal courts in Florida that were filed by members of the Engle class (the “Engle Progeny Cases”), including 695 cases in which Lorillard, Inc. is a co-defendant.

As of February 9, 2011, Lorillard Tobacco was a defendant in one Engle Progeny Case in which trial was underway. Lorillard, Inc. is not a defendant in this trial. Neither Lorillard Tobacco nor Lorillard, Inc. were defendants in three additional Engle Progeny Cases in which trial was underway as of February 9, 2011. In addition, Lorillard Tobacco and Lorillard, Inc. are defendants in Engle Progeny Cases that have been placed on courts’ 2011 trial calendars or in which specific trial dates have been set. Trial schedules are subject to change and it is not possible to predict how many of the Engle Progeny Cases pending against Lorillard Tobacco or Lorillard, Inc. will be tried during 2011. It also is not possible to predict whether some courts will implement procedures that consolidate multiple Engle Progeny Cases for trial.

As of February 9, 2011, verdicts have been returned in 32 Engle Progeny Cases since the Florida Supreme Court issued its 2006 ruling. Lorillard Tobacco was a defendant in one of the 32 trials. As of February 9, 2011, Lorillard, Inc. had not been a defendant in any of the trials in which verdicts were returned. Juries awarded compensatory damages and punitive damages in 14 of these trials. The punitive damages awards have totaled $527 million and have ranged from $270,000 to $244 million. In six of the trials, juries awarded only compensatory damages. In the twelve other trials, juries found in favor of the defendants. In the single trial in which Lorillard Tobacco had been a defendant as of February 9, 2011, the jury returned a verdict for the defendants. In some of the trials decided in the defendants’ favor, plaintiffs have filed motions challenging the verdicts. It is not possible to predict the final outcome of this litigation.

The judgment entered in the federal government’s reimbursement case, while not final in all respects, could restrict or limit our defenses in other litigation.

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

In 2009, a three judge panel of the Court of Appeals upheld substantially all of the District Court’s final judgment and remedial order. In June 2010, the U.S. Supreme Court denied the parties’ petitions seeking review of the case. The case has been returned to the U.S. District Court, District of Columbia for implementation of the Court of Appeals’ directions in its 2009 ruling and for entry of an amended final judgment. As of February 9, 2011, the trial court had not entered the amended final judgment.

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

In December 2008, the United States Supreme Court issued a decision that neither the Federal Cigarette Labeling and Advertising Act nor the Federal Trade Commission’s regulation of cigarettes’ tar and nicotine disclosures preempts (or bars) some of plaintiffs’ claims. The decision also more broadly addresses the scope of preemption based on the Federal Cigarette Labeling and Advertising Act, and could significantly limit cigarette manufacturers’ arguments that certain of plaintiffs’ other claims in smoking and health litigation, including claims based on the alleged concealment of information with respect to the hazards of smoking, are preempted. In addition, the Supreme Court’s ruling could encourage litigation against cigarette manufacturers, including us, regarding the sale of cigarettes labeled as “lights” or “low tar,” and it may limit cigarette manufacturers’ ability to defend such claims. The Supreme Court issued this ruling in a purported “lights” class action, Good v. Altria Group, Inc. We were not a defendant in Good.

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

Under the State Settlement Agreements, we paid $1.134 billion in 2010 and are obligated to pay between $1.2 billion and $1.3 billion in 2011, primarily based on 2010 estimated industry volume. Annual payments under the State Settlement Agreements are required to be paid in perpetuity and are based, among other things, on our domestic market share and unit volume of domestic shipments, with respect to the MSA, in the year preceding the year in which payment is due, and, with respect to the Initial State Settlements, in the year in which payment is due.

We are unable to make a meaningful estimate of the amount or range of loss that could result from an unfavorable outcome of certain material pending litigation.

We record provisions in our consolidated financial statements for pending litigation when we determine that an unfavorable outcome is probable and the amount of loss can be reasonably estimated. Except for the impact of the State Settlement Agreements and the provision relating to the Scott case, as described in the risk factor “A judgment has been rendered against Lorillard Tobacco in the Scott litigation” above, we are unable to make a meaningful estimate of the amount or range of loss that could result from an unfavorable outcome of material pending litigation and, therefore, no material provision has been made in our consolidated financial statements for any unfavorable outcome. It is possible that our results of operations, cash flows and financial position could be materially adversely affected by an unfavorable outcome of certain pending or future litigation.

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

Television and radio advertisements of tobacco products have been prohibited since 1971. Under the State Settlement Agreements, we generally cannot use billboard advertising, cartoon characters, sponsorship of concerts, non-tobacco merchandise bearing Lorillard’s brand names and various other advertising and marketing techniques. In addition, the MSA prohibits the targeting of youth in advertising, promotion or marketing of tobacco products. Accordingly, we have determined not to advertise our cigarettes in magazines with large readership among people under the age of 18. On June 22, 2009 the federal Family Smoking Prevention and Tobacco Control Act was signed into law granting authority over the regulation of tobacco products to the FDA. Pursuant to the FSPTCA, the FDA reissued a set of marketing and sales restrictions originally promulgated in 1995 as part of an unsuccessful effort by the agency to assert jurisdiction over tobacco products. The FSPTCA contains other restrictions on the advertising, marketing and sale of cigarette products more stringent than those found in the original FDA rule. In addition, many states, cities and counties have enacted legislation or regulations further restricting tobacco advertising, marketing and sales promotions, and others may do so in the future. Additional restrictions may be imposed or agreed to in the future. These limitations may make it difficult to maintain the value of an existing brand if sales or market share decline for any reason. Moreover, these limitations significantly impair the ability of cigarette manufacturers, including us, to launch new premium brands.

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

On April 1, 2009, the federal excise tax on cigarettes increased $0.6166 per pack to $1.0066 per pack to finance health insurance for children. For the twelve months ended December 31, 2010, combined state and local excise taxes ranged from $0.17 to $5.85 per pack. Various states and localities have raised the excise tax on cigarettes substantially in recent years. In addition, increases in state excise taxes on cigarette sales were implemented in six states during 2010 and ranged from $0.40 per pack to $1.60 per pack. It is our expectation that several states will propose further increases in 2011 and in subsequent years. We believe that increases in excise and similar taxes have had an adverse impact on sales of cigarettes. In addition, we believe that the 2009 increase in the federal excise tax, as well as possible future increases, the extent of which cannot be predicted, compounded by poor economic conditions, could result in further volume declines for the cigarette industry, including us, and an increased sales shift toward lower priced discount cigarettes rather than premium brands.

We are dependent on the domestic cigarette business, which we expect to continue to contract.

Although we conduct business in Puerto Rico, Guam and the U.S. Virgin Islands, our cigarette business in the 50 states of the United States (the “domestic cigarette market”) is currently our only significant business. The domestic cigarette market has generally been contracting and we expect it to continue to contract. We do not have foreign cigarette sales that could offset these effects, as we sold the international rights to substantially all of our brands, including Newport, in 1977. As a result of price increases, restrictions on advertising and promotions, increases in regulation and excise taxes, health concerns, a decline in the social acceptability of smoking, increased pressure from anti-tobacco groups and other factors, industry-wide domestic cigarette shipments have decreased at a compound annual rate of approximately 3.5% during the period 2000 through 2010. Industry-wide domestic cigarette shipments decreased by an estimated 3.8% for 2010 compared to 2009, 8.6% for 2009 compared to 2008, 3.3% for 2008 to 2007 and 5.0% during 2007, compared to 2006.

We derive most of our revenue from one brand.

Our largest selling brand, Newport, accounted for approximately 90.0% of our sales revenue for 2010. Our principal strategic plan revolves around the marketing and sales promotion in support of the Newport brand. We cannot ensure that we will continue to successfully implement our strategic plan with respect to Newport or that implementation of our strategic plan will result in the maintenance or growth of the Newport brand.

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

Consumer health concerns and changes in regulations are likely to require us to introduce new products or make substantial changes to existing products. For example, 49 states and the District of Columbia have passed legislation requiring cigarette manufacturers to reduce the ignition propensity of their products. We believe that there may be increasing pressure from public health authorities to develop a conventional cigarette, an alternative cigarette or an alternative tobacco product that provides a demonstrable reduced risk of adverse health effects. Certain of the other major cigarette makers have already developed and marketed alternative cigarette products. We may not be able to develop a reduced risk product that is acceptable to consumers. In addition, the costs associated with developing any such new products and technologies could be substantial.

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

We purchase approximately 66% of our domestic leaf tobacco through one supplier, Alliance One International, Inc. If Alliance One becomes unwilling or unable to supply leaf tobacco to us, we believe that leaf tobacco may not be available at prices comparable to those we pay to Alliance One, which could have a material adverse effect on our future profits. In addition, we purchase all of our reconstituted tobacco from one supplier, which is an affiliate of RAI, one of our major competitors. Reconstituted tobacco is a form of tobacco material manufactured as a paper-like sheet from small pieces of tobacco that are too small to incorporate into the cigarette directly and may include some tobacco stems, and which is used as a component of cigarette blends. If RAI becomes unwilling or unable to supply us and we are unable to find an alternative supplier on a timely basis, our operations could be disrupted resulting in lower production levels and reduced sales, which could have a material adverse effect on our sales volume, revenue and profits in the future.

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

We do not believe the Separation has altered or will alter our legal exposure with respect to tobacco-related claims.

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

Information regarding legal proceedings is set forth in Note 19 “Legal Proceedings” to our Consolidated Financial Statements included in Part II, Item 8 of this report. The disclosure set forth in Note 19 “Legal Proceedings” is incorporated herein by reference.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Executive Officers of the Registrant

Name	Age	Position(s)

Murray S. Kessler	51	Chairman, President and Chief Executive Officer
David H. Taylor	55	Executive Vice President, Finance and Planning and Chief Financial Officer
Ronald S. Milstein	54	Senior Vice President, Legal and External Affairs, General Counsel and Secretary
Charles E. Hennighausen	56	Executive Vice President, Production Operations
Randy B. Spell	59	Executive Vice President, Marketing and Sales

Murray S. Kessler is Chairman, President and Chief Executive Officer of Lorillard. He has served as President and Chief Executive Officer of Lorillard since September, 2010 and assumed the Chairman’s position in January 2011. Prior to joining Lorillard, Mr. Kessler was Vice Chair of Altria Group, Inc. and President and Chief Executive Officer of UST LLC (a wholly-owned subsidiary of Altria) in 2009. Prior to that position, Mr. Kessler held a number of executive positions at UST, Inc. from 2000 through 2009, including Chairman of the Board, President and Chief Executive Officer.

David H. Taylor is the Executive Vice President, Finance and Planning and Chief Financial Officer of Lorillard. Mr. Taylor joined Lorillard in January 2008. Prior to joining Lorillard, Mr. Taylor was a Senior Managing Director with FTI Palladium Partners, a firm specializing in providing interim management services. In that capacity, he served as Interim Chief Financial Officer of Eddie Bauer Holdings, Inc. from January 2006 to November 2007.

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

Our Common Stock began trading “regular way” on the NYSE under the symbol “LO” on June 10, 2008. There were 68 shareholders of record as of February 11, 2011. This figure excludes any estimate of the indeterminate number of beneficial holders whose shares may be held of record by brokerage firms and clearing agencies. The following table presents the high and low sales prices of our Common Stock on the NYSE as well as cash dividends declared per share during the fiscal quarters indicated:

			Cash
			Dividends
	Price per Share		Declared
Common Stock Market Price	High	Low	per Share

2010
Fourth Quarter	$89.71	$78.54	$1.125
Third Quarter	83.03	70.87	1.125
Second Quarter	82.26	70.24	1.00
First Quarter	81.74	72.07	1.00
2009
Fourth Quarter	$81.76	$73.61	$1.00
Third Quarter	78.57	66.46	1.00
Second Quarter	69.94	58.73	0.92
First Quarter	67.00	52.51	0.92

Dividend Policy

Lorillard’s current policy is to return approximately 70-75% of its earnings to shareholders in the form of dividends over the long term. The declaration and payment of future dividends to holders of our Common Stock will be at the discretion of our Board of Directors and depend upon many factors, including our financial condition, earnings, capital requirements of our business, legal requirements, regulatory constraints, industry practice, and other factors that the Board of Directors may deem relevant. As a holding company with no material liquid assets other than the capital stock of our subsidiaries, our ability to pay dividends is dependent on the receipt of dividends from our operating subsidiaries.

In 2010, we paid cash dividends of $155 million, $152 million, $171 million and $167 million on March 11, 2010, June 11, 2010, September 10, 2010 and December 13, 2010, respectively. In 2009, we paid cash dividends of $155 million, $155 million, $163 million and $158 million on March 12, 2009, June 12, 2009, September 11, 2009 and December 11, 2009, respectively. In 2008, we paid cash dividends to Loews of $291 million and $200 million on January 24, 2008 and April 28, 2008, respectively, prior to the Separation. Following the Separation, we paid cash dividends of $158 million and $155 million to shareholders on September 12, 2008 and December 12, 2008, respectively. We expect to continue to pay cash dividends on our Common Stock.

Performance Graph

The following graph compares the cumulative total shareholder return on our Common Stock from June 10, 2008, the date our Common Stock commenced trading on a “when issued” basis, to December 31, 2010 with the comparable cumulative return of (i) the S&P 500 Index and (ii) the S&P Tobacco Index. The graph assumes $100 was invested on June 10, 2008 in our Common Stock and in each of the indices and assumes that all cash dividends are reinvested. The table below the graph shows the dollar value of those investments as of the dates in the graph. The comparisons in the graph are required by the SEC and are not intended to forecast or be indicative of future performance of our Common Stock.

	06/10/08	06/30/08	09/30/08	12/31/08	03/31/09	06/30/09	09/30/09	12/31/09	03/31/10	06/30/10	09/30/10	12/31/10

Lorillard Common Stock	100.00	90.25	94.01	75.59	84.12	93.59	104.03	113.75	108.11	104.84	118.70	122.96
S&P 500 Index	100.00	94.23	85.86	66.49	58.73	67.67	77.82	82.09	86.09	75.87	84.01	92.58
S&P 500 Tobacco Index	100.00	97.77	96.78	83.79	75.09	86.48	95.97	99.21	104.87	95.97	115.40	120.09

The performance graph and related information above shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In the fourth quarter of 2010, we repurchased the following number of shares of our Common Stock:

				Approximate
			Total Number of	Dollar Value of
			Shares Purchased	Shares that
		Average	as Part of	May yet Be
	Total Number	Price	Publicly	Purchased
	of Shares	Paid per	Announced Plans	Under the Plans
(In millions, except for per share amounts)	Purchased	Share	or Programs	or Programs

October 1, 2010 — October 31, 2010	1.3	$81.43	1.3	$805
November 1, 2010 — November 30, 2010	1.3	$85.25	1.3	$692
December 1, 2010 — December 31, 2010	0.8	$82.00	0.8	$624

Total	3.4	$83.04	3.4

The shares repurchased were acquired under the share repurchase program authorized by the Board of Directors on August 20, 2010 for a maximum of $1 billion. All repurchases were made in open market transactions. We record the repurchase of shares of Common Stock at cost based on the transaction date of the repurchase. As of December 31, 2010, the maximum dollar value of shares that could yet be purchased under the August 20, 2010 repurchase program was $624 million.

Item 6.	SELECTED FINANCIAL DATA

The following table includes our selected historical consolidated financial information as of the dates and for the periods indicated. The selected historical consolidated financial information as of and for the years ended December 31, 2006 through 2010 have been derived from our audited financial statements. You should read the following selected historical consolidated financial data in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes appearing herein.

	Years Ended December 31,
	2010	2009	2008	2007	2006
	(In millions, except per share data)

Results of Operations:
Net sales(1)	$5,932	$5,233	$4,204	$3,969	$3,755
Cost of sales	3,809	3,327	2,434	2,313	2,166

Gross profit	2,123	1,906	1,770	1,656	1,589
Selling, general and administrative(2)	398	365	355	382	348

Operating income	1,725	1,541	1,415	1,274	1,241
Investment income(3)	4	5	20	109	103
Interest expense	(94)	(27)	(1)	—	—

Income before income taxes	1,635	1,519	1,434	1,383	1,344
Income taxes	606	571	547	485	518

Net income	$1,029	$948	$887	$898	$826

Diluted weighted average number of shares outstanding	151.79	164.62	172.21	173.92	173.92
Diluted earnings per share	$6.78	$5.76	$5.15	$5.16	$4.75
Dividends per share	$4.25	$3.84	$4.67	$6.72	$4.50
Ratio of earnings to fixed charges	18.4	57.3	N/M	N/M	N/M

(1)	Includes excise taxes of $1,879, $1,547, $712, $688 and $699 million, respectively.

(2)	2008 included expenses of $18 million related to the Separation of Lorillard from Loews, 2007 included a $66 million charge related to litigation and 2006 included a $20 million restructuring charge.

(3)	Includes income (loss) from limited partnership investments of $0, $0, ($1), $34 and $26 million, respectively.

	December 31,
	2010	2009	2008	2007	2006
	(In millions)

Financial Position:
Current assets	$2,935	$2,181	$1,962	$2,103	$2,115
Total assets	3,296	2,575	2,321	2,600	2,759
Current liabilities	1,426	1,337	1,273	1,188	1,151
Long-term debt	1,769	722	—	—	—
Total liabilities	3,521	2,488	1,690	1,587	1,464
Shareholders’ equity (deficit)	(225)	87	631	1,013	1,295

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Tobacco Settlement Costs

In 1998, we and the other Original Participating Manufacturers entered into the MSA with 46 states and various other governments and jurisdictions to settle asserted and unasserted health care cost recovery and other claims. We and certain other U.S. tobacco product manufacturers had previously settled similar claims brought by Mississippi, Florida, Texas and Minnesota (which are referred to as the Initial State Settlements, and together with the MSA, are referred to as the State Settlement Agreements). Our portion of ongoing adjusted settlement payments and legal fees is based on our relative share of the settling manufacturers’ domestic cigarette shipments, with respect to the MSA, in the year preceding that in which the payment is due, and, with respect to the Initial State Settlements, in the year in which payment is due. We record our portion of ongoing adjusted settlement payments as part of cost of sales as product is shipped. Please read “State Settlement Agreements” beginning on page 36 for additional information.

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

We record provisions in the consolidated financial statements for pending litigation when we determine that an unfavorable outcome is probable and the amount of loss can be reasonably estimated. Except for the impact of the State Settlement Agreements and the provision relating to the Scott case, as described in Note 19 to our consolidated financial statements beginning on page 76, our management is unable to make a meaningful estimate of the amount or range of loss that could result from an unfavorable outcome of material pending litigation and, therefore, no material provision has been made in our consolidated financial statements for any unfavorable outcome. It is possible that our results of operations, cash flows and financial position could be materially adversely affected by an unfavorable outcome of certain pending or future litigation.

Defense costs associated with product liability claims are a significant component of our selling, general and administrative expenses and are accrued as incurred. Defense costs may increase in future periods, in part, as a result of the Engle Progeny Cases as described in Note 19, “Legal Proceedings,” to our consolidated financial statements beginning on page 76. Numerous factors affect product liability defense costs in any given period. The principal factors are as follows:

•	the number and types of cases filed and appealed;

•	the number of cases tried and appealed;

•	the development of the law;

•	the application of new or different theories of liability by plaintiffs and their counsel; and

•	litigation strategy and tactics.

Please read Note 19 “Legal Proceedings,” to our consolidated financial statements beginning on page 76 for detailed information regarding tobacco litigation affecting us.

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

The salary growth assumption reflects our long-term actual experience and future and near-term outlook. Long-term return on plan assets is determined based on historical portfolio results, asset allocations and management’s expectation of the future economic environment. Our major assumptions are set forth in Note 13 to our Consolidated Audited Financial Statements beginning on page 56.

For 2010, hypothetical changes in the assumptions we used for the pension plans would have had the following impact on our pension expense:

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

Income Taxes

We account for income taxes in accordance with Accounting Standard Codification Topic 740 - Income Taxes. Under ASC 740, deferred tax assets and liabilities are determined based on the differences between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Judgment is required in determining income tax provisions and in evaluating tax positions. The uncertain tax provisions of ASC 740 prescribe a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. Additionally, ASC 740 provides guidance on the measurement, derecognition, classification and disclosure of tax positions, along with accounting for the related interest and penalties.

Inventories

Inventories are valued at the lower of cost, determined on a last-in, first-out (“LIFO”) basis, or market. The inventory of leaf tobacco is classified as a current asset in accordance with generally recognized trade practice although, due to the duration of the aging processes, a significant portion of the tobacco on hand will not be sold or used within one year.

Recent Accounting Pronouncements

Please read “Recently adopted accounting pronouncements” in Note 1 of the Notes to Consolidated Financial Statements beginning on page 47.

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

•	The domestic cigarette market, in which we currently conduct our only significant business, continues to contract. As a result of price increases, restrictions on advertising, promotions and smoking in public and private facilities, increases in regulation and excise taxes, health concerns, a decline in the social acceptability of smoking, increased pressure from anti-tobacco groups and other factors, domestic cigarette shipments have decreased at a compound rate of approximately 3.5% from 2000 through 2010.

•	Increases in cigarette prices since 1998 have led to an increase in the volume of discount and, specifically, deep discount cigarettes. Cigarette price increases have been driven by increases in federal, state and local excise taxes and by manufacturer price increases. Price increases have led, and continue to lead, to high levels of discounting and other promotional activities for premium brands. Deep discount brands have grown from an estimated share in 1998 of less than 2.0% to an estimated 14.4% for the twelve months ended December 31, 2010, and continue to be a significant competitive factor in the domestic market. We do not have sufficient empirical data to determine whether the increased price of cigarettes has deterred consumers from starting to smoke or encouraged them to quit smoking, but it is likely that increased prices may have had an adverse effect on consumption and may continue to do so.

•	The tobacco industry is subject to substantial and increasing regulation. In June 2009, the U.S. Congress passed, and the President signed into law, the Family Smoking Prevention and Tobacco Control Act granting the FDA authority to regulate tobacco products. Pursuant to the terms of the FSPTCA, the FDA could promulgate regulations that could, among other things, result in a ban on or restrict the use of menthol in cigarettes. The law imposes and will impose new restrictions on the manner in which cigarettes can be advertised and marketed, require larger and more severe health warnings on cigarette packaging, permit restriction of the level of tar and nicotine contained in or yielded by cigarettes and may alter the way cigarette products are developed and manufactured. In August 2009, we, along with RJR Tobacco, other tobacco manufacturers and a tobacco retailer, filed a lawsuit in the U.S. District Court for the Western District of Kentucky against the FDA challenging the constitutionality of certain restrictions on speech included in the FSPTCA. These restrictions on speech include, among others, bans on the use of color and graphics in certain tobacco product advertising, limits on the right to make truthful statements regarding modified risk tobacco products, a prohibition on making certain statements about the FDA’s regulation of tobacco products, restrictions on the placement of outdoor advertising, a ban on certain promotions offering gifts in consideration for the purchase of tobacco products, a ban on brand name sponsorship of events and the sale of brand name merchandise, and a ban on the distribution of product samples. The suit also challenges the law’s requirement for extensive graphic warning labels on all packaging and advertising. The complaint seeks a judgment (i) declaring that such provisions of the law violate the First and/or Fifth Amendments of the U.S. Constitution and (ii) enjoining the FDA from enforcing the unconstitutional provisions of the law. On January 4, 2010, the district court issued an order (a) striking down the provisions of the law that banned the use of color and graphics in certain tobacco product advertising and prohibited tobacco manufacturers from making certain statements about the FDA’s regulation of tobacco products and (b) upholding the remaining challenged advertising provisions. Both sides have appealed the district court’s ruling to the Sixth Circuit Court of Appeals, and the appeal has been fully briefed. While we believe there is established legal precedent supporting our claims we cannot predict the outcome of any such appeal. Nor can we make any assurances that any such appeal will be successful.

•	The federal government and many state and local governments and agencies, as well as private businesses, have adopted legislation, regulations or policies which prohibit, restrict or discourage smoking, including legislation, regulations or policies prohibiting or restricting smoking in public buildings and facilities, stores, restaurants and bars, on airline flights and in the workplace. Other similar laws and regulations are currently under consideration and may be enacted by federal, state and local governments in the future.

•	Substantial federal, state and local excise taxes are reflected in the retail price of cigarettes. As of April 1, 2009, the federal excise tax was $1.0066 per pack and for the twelve months ended December 31, 2010 combined state and local excise taxes ranged from $0.17 to $5.85 per pack. For the twelve months ended December 31, 2010, excise tax increases ranging from $0.40 to $1.60 per pack were implemented in six states and the District of Columbia. Congress enacted and the President signed into law an increase in the federal excise tax on cigarettes by $0.6166 per pack to $1.0066 per pack, effective April 1, 2009, to finance health insurance for children. It is likely that increases in excise and similar taxes have had an adverse impact on sales of cigarettes and that the most recent increase and future increases, the extent of which cannot be predicted, could result in further volume declines for the cigarette industry, including us, and an increased sales shift toward deep discount cigarettes rather than premium brands. In addition, we and other cigarette manufacturers and importers are required to pay an assessment under a federal law designed to fund payments to tobacco quota holders and growers.

The domestic market for cigarettes is highly competitive. Competition is primarily based on a brand’s taste; quality; price, including the level of discounting and other promotional activities; positioning; consumer loyalty; and retail display. Our principal competitors are the two other major U.S. cigarette manufacturers, Philip Morris and RJR Tobacco. We also compete with numerous other smaller manufacturers and importers of cigarettes, including deep discount cigarette manufacturers. We believe our ability to compete even more effectively has been restrained in some marketing areas as a result of retail merchandising contracts offered by Philip Morris and RJR Tobacco which limit the retail shelf space available to our brands. As a result, in some retail locations we are limited in competitively supporting our promotional programs, which may constrain sales.

The following table presents selected industry and market share data for Lorillard for years ended December 31, 2010, 2009 and 2008:

Selected Industry and Market Share Data(1)

	Year Ended December 31,
(Volume in billions)	2010	2009	2008

Lorillard total domestic unit volume	37.433	35.560	36.990
Industry total domestic unit volume	303.679	315.735	345.304
Lorillard’s share of the domestic market	12.3%	11.3%	10.7%
Lorillard’s premium volume as a percentage of its domestic volume	86.3%	88.9%	92.3%
Lorillard’s share of the premium market	15.2%	14.2%	13.6%
Total Newport share of the domestic market	10.5%	9.8%	9.7%
Total Newport share of the premium market	14.9%	13.9%	13.3%
Total menthol segment market share for the industry	29.6%	28.8%	28.4%
Total discount segment market share for the industry	29.8%	29.5%	27.3%
Newport Menthol share of the menthol market	35.0%	34.1%	34.0%
Total Newport share of Lorillard’s total volume(2)	85.2%	87.5%	90.3%
Total Newport share of Lorillard’s net sales(2)	90.0%	91.5%	93.6%

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

Interest expense includes interest expense related to debt and income taxes.

Results of Operations

Year ended December 31, 2010 Compared to the Year ended December 31, 2009

	2010	2009
	(In millions)

Net sales (including excise taxes of $1,879 and $1,547)	$5,932	$5,233
Cost of sales	3,809	3,327

Gross profit	2,123	1,906
Selling, general and administrative	398	365

Operating income	1,725	1,541
Investment income	4	5
Interest expense	(94)	(27)

Income before income taxes	1,635	1,519
Income taxes	606	571

Net income	$1,029	$948

Net sales.  Net sales increased by $699 million, or 13.4%, from $5.233 billion in 2009 to $5.932 billion in 2010. Net sales increased $287 million due to the increase in federal excise taxes effective April 1, 2009,

$287 million due to higher unit sales volume and $80 million due to higher average unit prices reflecting price increases in February and March 2009 and February, May and November 2010 and $45 million of lower sales incentives in 2010. Federal excise taxes are included in net sales and increased $30.83 per thousand units, or $0.62 per pack of 20 units, to $50.33 per thousand cigarettes, or $1.01 per pack of 20 cigarettes, effective April 1, 2009.

Our total unit volume and domestic unit volume increased 5.0% and 5.3%, respectively, during 2010 compared to 2009. Unit volume figures in this section are provided on a gross basis. Total Newport unit volume and domestic Total Newport unit volume increased 2.3% and 2.5%, respectively, during 2010 compared to 2009. Maverick’s domestic wholesale shipments increased 31.5% in 2010 compared to 2009. Excluding the launch of Newport Non-Menthol in the fourth quarter of 2010, Newport’s domestic wholesale unit shipments increased 1.2% during the current year. Industry-wide domestic unit volume decreased an estimated 3.8% during 2010 compared to 2009. Industry shipments of premium brands comprised 70.2% of industry-wide domestic unit volume during 2010 compared to 70.5% during 2009.

Our total domestic wholesale market share, based on wholesale shipments, increased by 1.0 share point during 2010 to 12.3% from 11.3% in 2009. Total Newport domestic wholesale market share increased by 0.7 share points during 2010 to 10.5% from 9.8% in 2009.

Cost of sales.  Cost of sales increased by $482 million, or 14.5%, from $3.327 billion in 2009 to $3.809 billion in 2010. The increase in cost of sales is primarily due to the increase in federal excise taxes ($287 million), higher unit sales volume ($67 million), higher raw material costs, primarily tobacco and wrapping materials ($7 million), higher expenses related to the State Settlement Agreements ($84 million), higher Food and Drug Administration fees ($26 million) and the Federal Assessment for Tobacco Growers ($11 million). We recorded pre-tax charges for our obligations under the State Settlement Agreements of $1.212 billion and $1.128 billion for the years ended December 31, 2010 and 2009, respectively, an increase of $84 million. The $84 million increase is due to the impact of higher unit sales ($54), the impact of the inflation adjustment ($32 million), partially offset by other adjustments ($2 million).

Selling, general and administrative.  Selling, general and administrative expenses increased $33 million, or 9.0%, from $365 million in 2009 to $398 million in 2010 as a result of higher legal and compensation costs incurred in the current year.

Interest expense.  Interest expense increased $67 million in 2010, compared to 2009, and reflects interest on the senior notes issued in the second quarter of 2009, net of the effect of interest rate swap agreements, and interest on the senior notes issued in the second quarter of 2010.

Income taxes.  Income taxes increased $35 million or 6.1%, from $571 million in 2009 to $606 million in 2010. The change reflects the increase in income before income taxes of $116 million in 2010 or 7.6%, offset partially by a decrease in the effective tax rate from 37.6% to 37.1% for the years ended December 31, 2009 and 2010, respectively. The decrease was driven by a statutory increase in the manufacturers deduction, offset partially by the unfavorable impact of the repeal of future tax deductions for Medicare Part D subsidies for retiree drug benefits pursuant to the health care reform legislation enacted during the first quarter of 2010.

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

Liquidity and Capital Resources

Our cash and cash equivalents of $2.063 billion at December 31, 2010 were invested in prime money market funds.

Cash Flows

Cash flow from operating activities.  The principal source of liquidity for our business and operating needs is internally generated funds from our operations. We generated net cash flow from operations of $1.091 billion for 2010 compared to $1.037 million for 2009. The increased cash flow in 2010 primarily reflects the increase in net income. Net cash flow from operations was $1.037 million for 2009, compared to $980 million for 2008. The increased cash flow in 2009 primarily reflects the increase in net income.

Cash flow from investing activities.  Our cash flow from investing activities used cash of $40 million for the twelve months ended December 31, 2010 compared to $51 million for 2009. The decrease in cash flow used by investing activities in 2010 is due to decreased purchases of equipment. Our cash flow from investing activities used cash of $51 million for the twelve months ended December 31, 2009 compared to $201 million of cash provided in 2008. The decrease in cash flow provided by investing activities in 2009 is primarily due to no investment purchases and sales.

Capital expenditures were $40 million, $51 million and $44 million for 2010, 2009 and 2008, respectively. The expenditures were primarily for the modernization of manufacturing equipment. Our capital expenditures for 2011 are forecast to be between $35 million and $45 million.

Cash flow from financing activities.  Our cash flow from operations has exceeded our working capital and capital expenditure requirements in each of the years ended December 31, 2010, 2009 and 2008. We paid cash dividends to Loews of $291 million and $200 million on January 24, 2008 and April 28, 2008, respectively. We paid cash dividends to shareholders of $158 million and $155 million on September 12, 2008 and December 12, 2008, respectively. In 2009, we paid cash dividends of $155 million, $155 million, $163 million and $158 million on March 12, 2009, June 12, 2009, September 11, 2009 and December 11, 2009, respectively. In 2010, we paid cash dividends of $155 million, $152 million, $171 million and $167 million on March 11, 2010, June 11, 2010, September 10, 2010 and December 13, 2010, respectively.

In April 2010, Lorillard Tobacco issued $1 billion of unsecured senior notes in two tranches pursuant to an Indenture, dated June 23, 2009, and the Second Supplemental Indenture, dated April 12, 2010 (the “Second Supplemental Indenture”). The first tranche was $750 million aggregate principal amount of 6.875% Notes due May 1, 2020 (the “2020 Notes”), and the second tranche was $250 million aggregate principal amount of 8.125% Notes due May 1, 2040 (the “2040 Notes”). Lorillard Tobacco is the principal, wholly-owned operating subsidiary of the Company and the 2020 Notes and 2040 Notes (the “Notes”) are unconditionally guaranteed on a senior unsecured basis by the Company. The net proceeds from the issuance will be used for general corporate purposes, which may include, among other things, the repurchase, redemption or retirement of securities including the Company’s common stock, acquisitions, additions to working capital and capital expenditures.

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

During 2010, we repurchased approximately 9.0 million shares at a cost of $79.74 per share and totaling $716 million under the $1 billion repurchase program announced on August 20, 2010, the $250 million repurchase program announced February 25, 2010 and the $750 million repurchase program announced July 27, 2009. As of February 11, 2011, the maximum dollar value of shares that could yet be purchased under the $1 billion program was $444 million.

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

The rate of return on our pension assets in 2010 was a positive 11.9%. Our pension expense was approximately $17 million in 2010 and we anticipate pension expense of approximately $13 million in 2011. We contributed $19 million to our pension plans in 2010 and anticipate a contribution of $15 million in 2011.

We believe that it is appropriate for a company of our size and financial characteristics to have a prudent level of debt as a component of our capital structure in order to reduce our total cost of capital and improve total shareholder returns. Accordingly, we raised $1 billion and $750 million of debt financing in 2010 and 2009, respectively, and we expect that we will seek to raise additional debt financing in the future, although the structure, timing and amount of such indebtedness has not yet been determined and will depend on a number of factors, including, but not limited to the prevailing credit and interest rate environment, our cash requirements, and other business, financial and tax considerations. The proceeds of any such debt financing may be used to fund stock repurchases, acquisitions, dividends or for other general corporate purposes. We presently have no commitments or agreements with or from any third party regarding any debt financing transactions and no assurance can be given that we will ultimately pursue any debt financing or, if pursued, that we will be able to obtain debt financing at the suggested levels or on attractive terms.

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

There were no borrowings under the Revolver during 2010.

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

During 2010, we paid $1.134 billion under the State Settlement Agreements, primarily based on 2009 volume. Included in the above number was $92 million we deposited in an interest-bearing escrow account in accordance with procedures established in the MSA pending resolution of a claim by us and the other Original Participating Manufacturers that they are entitled to reduce their MSA payments based on a loss of market share to non-participating manufacturers. Most of the states that are parties to the MSA are disputing the availability of the reduction and we believe that this dispute will ultimately be resolved by judicial and arbitration proceedings. Our $92 million reduction is based upon the Original Participating Manufacturers collective loss of market share in 2006. In April of 2009, 2008, 2007 and 2006, we had previously deposited $69 million, $72 million, $111 million and $109 million, respectively, in the same escrow account discussed above, which was based on a loss of market share in 2006, 2005, 2004 and 2003 to non-participating manufacturers. In February 2009, we directed the transfer of $72 million from this account to the non-disputed account, related to the loss of market share in 2005, pursuant to an Agreement Concerning Arbitration that we and other Participating Manufacturers entered into with certain MSA states. This amount was then paid to the MSA states. We and other Original Participating Manufacturers have the right to claim additional reductions of MSA payments in subsequent years under provisions of the MSA.

Contractual Cash Payment Obligations

The following table presents the contractual cash payment obligations of Lorillard as of December 31, 2010:

					More
		Less Than			Than 5
	Total	1 Year	1-3 Years	3-5 Years	Years
	(In millions)

Senior notes	$1,750	$—	$—	$—	$1,750
Interest payments related to notes	1,590	133	398	266	793
Contractual purchase obligations	55	55	—	—	—
Operating lease obligations	3	2	1	—	—

Total	$3,398	$190	$399	$266	$2,543

In addition to the obligations presented in the table above, as of December 31, 2010, we believe that it is reasonably possible that payments of up to $0.6 million may be made to various tax authorities in the next twelve months related to gross unrecognized tax benefits. We cannot make a reasonably reliable estimate of the amount of liabilities for unrecognized tax benefits that may result in cash settlements for periods beyond twelve months.

As previously discussed, we have entered into the State Settlement Agreements which impose a stream of future payment obligations on us and the other major U.S. cigarette manufacturers. Our portion of ongoing adjusted settlement payments, including fees to settling plaintiffs’ attorneys, are based on a number of factors which are described above. Our cash payment under the State Settlement Agreements in 2010 amounted to $1.134 billion and we estimate our cash payments in 2011 under the State Settlement Agreements will be between $1.2 billion and $1.3 billion, primarily based on 2010 estimated industry volume. Payment obligations are not incurred until the related sales occur and therefore are not reflected in the above table. Please see the discussion of the calculation of the Original Participating Manufacturers base payment obligations under the State Settlement Agreements under “State Settlement Agreements” on page 36.

Off-Balance Sheet Arrangements — None.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We invest in financial instruments that involve market risk. Our measure of market risk exposure represents an estimate of the change in fair value of our financial instruments. Market risk exposure is presented below for each class of financial instrument we held at December 31, 2010, assuming immediate adverse market movements of the magnitude described below. We believe that the rate of adverse market movement represents a measure of exposure to loss under hypothetically assumed adverse conditions. The estimated market risk exposure represents the hypothetical loss to future earnings and does not represent the maximum possible loss nor any expected actual loss, even under adverse conditions, because actual adverse fluctuations would likely differ. In addition, since our investment portfolio is subject to change based on our portfolio management strategy as well as in response to changes in the market, these estimates are not necessarily indicative of the actual results which may occur. The market risk exposure represents the potential loss in carrying value and pretax impact to future earnings caused by the hypothetical change in price.

Exposure to market risk is managed and monitored by senior management. Senior management approves our overall investment strategy and has the responsibility to ensure that the investment positions are consistent with that strategy with an acceptable level of risk.

Interest rate risk.  Our investments, which are included in cash and cash equivalents, consist of money market funds with financial institutions. Those investments are exposed to fluctuations in interest rates. A sensitivity analysis, based on a hypothetical 1% increase or decrease in interest rates on our average 2010 investments, would cause an increase or decrease in pre-tax income of approximately $21 million.

Our debt is denominated in US Dollars and has been issued at a fixed rate. In September 2009, we entered into interest rate swap agreements for a total notional amount of $750 million to hedge changes in fair value of the Notes due to changes in the designated benchmark interest rate. Changes in the fair value of the derivative are recorded in earnings along with offsetting adjustments to the carrying amount of the hedged debt. A sensitivity analysis, based on a hypothetical 1% change in LIBOR, would cause an increase or decrease in pretax income of approximately $8 million for 2010.

Liquidity risk.  We may be forced to cash settle all or a portion of our derivative contracts before the expiration date if our debt rating is downgraded below Ba2 by Moody’s or BB by S&P. This could have a negative impact on our cash position. Early cash settlement would result in the timing of our hedge settlement not being matched to the cash settlement of the debt. Our current Moody’s debt rating is Baa2, and our current S&P debt rating is BBB-, both of which are above the ratings at which settlement of our derivative contracts would be required. See Note 10 for additional information on derivatives.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements and Supplementary Data are comprised of the following sections:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Lorillard, Inc.
Greensboro, North Carolina.

We have audited the accompanying consolidated balance sheets of Lorillard, Inc. and Subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of income, shareholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and 2009, and the results of operations and cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 18, 2011 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Charlotte, North Carolina
February 18, 2011

LORILLARD, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
	(In millions)

ASSETS:
Cash and cash equivalents	$2,063	$1,384
Accounts receivable, less allowances of $3 and $3	9	9
Other receivables	68	41
Inventories	277	281
Deferred income taxes	503	466
Other current assets	15	—

Total current assets	2,935	2,181
Plant and equipment, net	243	237
Prepaid pension assets	66	60
Deferred income taxes	6	48
Other assets	46	49

Total assets	$3,296	$2,575

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT):
Accounts and drafts payable	$27	$23
Accrued liabilities	333	318
Settlement costs	1,060	982
Income taxes	6	14

Total current liabilities	1,426	1,337
Long-term debt	1,769	722
Postretirement pension, medical and life insurance benefits	284	300
Other liabilities	42	129

Total liabilities	3,521	2,488

Commitments and Contingent Liabilities
Shareholders’ Equity (Deficit):
Preferred stock, $0.01 par value, authorized 10 million shares	—	—
Common stock:
Authorized — 600 million shares; par value — $.01 per share
Issued — 174 million and 174 million shares
Outstanding — 147 million and 156 million shares	2	2
Additional paid-in capital	242	234
Retained earnings	1,666	1,282
Accumulated other comprehensive loss	(109)	(121)
Treasury stock at cost, 27 million and 18 million shares	(2,026)	(1,310)

Total shareholders’ equity (deficit)	(225)	87

Total liabilities and shareholders’ equity (deficit)	$3,296	$2,575

See Notes to Consolidated Financial Statements

LORILLARD, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2010	2009	2008
	(In millions, except per share data)

Net sales (including excise taxes of $1,879, $1,547 and $712)	$5,932	$5,233	$4,204
Cost of sales	3,809	3,327	2,434

Gross profit	2,123	1,906	1,770
Selling, general and administrative	398	365	355

Operating income	1,725	1,541	1,415
Investment income	4	5	20
Interest expense	(94)	(27)	(1)

Income before income taxes	1,635	1,519	1,434
Income taxes	606	571	547

Net income	$1,029	$948	$887

Earnings per share:
Basic	$6.78	$5.76	$5.15
Diluted	$6.78	$5.76	$5.15
Weighted average number of shares outstanding:
Basic	151.59	164.48	172.09
Diluted	151.79	164.62	172.21

See Notes to Consolidated Financial Statements

LORILLARD, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(DEFICIT)

					Accum-
					ulated		Total
	Compre-				Other		Share-
	hensive		Additional		Compre-		Holders’
	Income	Common	Paid-in	Retained	hensive	Treasury	Equity
	(Loss)	Stock	Capital	Earnings	Loss	Stock	(Deficit)
	(In millions)

Balance, December 31, 2007		$2	$217	$882	$(88)	$—	$1,013
Comprehensive income:
Net income	$887			887			887
Other comprehensive losses, pension liability, net of tax benefit of $38	(70)				(70)		(70)

Comprehensive income	$817

Dividends paid				(804)			(804)
Share repurchases						(400)	(400)
Share-based compensation			5				5

Balance, December 31, 2008		$2	$222	$965	$(158)	$(400)	$631

Comprehensive income:
Net income	$948			$948			$948
Other comprehensive gains, pension liability, net of tax expense of $20	37				37		37

Comprehensive income	$985

Dividends paid				(631)			(631)
Share repurchases						(910)	(910)
Share-based compensation			12				12

Balance, December 31, 2009		$2	$234	$1,282	$(121)	$(1,310)	$87

Comprehensive income:
Net income	$1,029			1,029			1,029
Other comprehensive gains, pension liability, net of tax expense of $6	12				12		12

Comprehensive income	$1,041

Dividends paid				(645)			(645)
Share repurchases						(716)	(716)
Share-based compensation			8				8

Balance, December 31, 2010		$2	$242	$1,666	$(109)	$(2,026)	$(225)

See Notes to Consolidated Financial Statements

LORILLARD, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2010	2009	2008
	(In millions)

Cash flows from operating activities:
Net income	$1,029	$948	$887
Adjustments to reconcile to net cash provided by (used in) operating activities:
Depreciation and amortization	35	32	32
Pension, health and life insurance contributions	(32)	(37)	(32)
Pension, health and life insurance benefits expense	30	46	21
Deferred income taxes	1	(9)	72
Share-based compensation	8	5	3
Excess tax benefits from share-based arrangements	(2)	(1)	—
Changes in operating assets and liabilities:
Accounts and other receivables	5	12	(38)
Inventories	4	(26)	(32)
Accounts payable and accrued liabilities	(46)	56	28
Settlement costs	78	8	43
Income taxes	(34)	—	5
Other current assets	(2)	—	—
Other assets	17	(4)	9
Other	—	7	(18)

Net cash provided by operating activities	1,091	1,037	980

Cash flows from investing activities:
Additions to plant and equipment	(40)	(51)	(44)
Purchases of investments	—	—	(1,050)
Proceeds from sales of investments	—	—	545
Proceeds from maturities of investments	—	—	750

Net cash provided by (used in) investing activities	(40)	(51)	201

Cash flows from financing activities:
Proceeds from issuance of long-term debt	1,000	750	—
Share repurchases	(716)	(910)	(400)
Dividends paid	(645)	(631)	(804)
Debt issuance costs	(13)	(5)	—
Proceeds from exercise of stock options	—	2	—
Excess tax benefits from share-based arrangements	2	1	4

Net cash used in financing activities	(372)	(793)	(1,200)

Change in cash and cash equivalents	679	193	(19)
Cash and cash equivalents, beginning of year	1,384	1,191	1,210

Cash and cash equivalents, end of year	$2,063	$1,384	$1,191

Cash paid for income taxes	$637	$563	$514
Cash paid for interest, net of cash received from interest rate swaps of $24 in 2010 and $6 in 2009	$79	$28	$—

See Notes to Consolidated Financial Statements

LORILLARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Significant Accounting Policies

Basis of presentation — Lorillard, Inc., through its subsidiaries, is engaged in the manufacture and sale of cigarettes. Its principal products are marketed under the brand names of Newport, Kent, True, Maverick and Old Gold with substantially all of its sales in the United States of America.

The consolidated financial statements of Lorillard, Inc. (the “Company”), together with its subsidiaries (“Lorillard”), include the accounts of the Company and its subsidiaries after the elimination of intercompany accounts and transactions. The Company manages its operations on the basis of one operating and reportable segment through its principal subsidiary, Lorillard Tobacco Company (“Lorillard Tobacco” or “Issuer”).

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

Additionally, subsequent to the issuance of the Company’s 2008 consolidated financial statements included in Form 8-K, filed on June 11, 2009, the Company amended the presentation of pension and postretirement cash inflows and outflows on the statement of cash flows by adding the lines “Pension, health and life insurance benefits expense” and “Pension, health and life insurance contributions” to enhance the disclosure of pension related activities. These changes have been reflected on the consolidated statement of cash flows as well as the consolidating statements of cash flows for the year ended December 31, 2008.

Also, subsequent to the issuance of the Company’s 2008 consolidated financial statements included in Form 8-K, filed on June 11, 2009, the Company determined that immaterial errors existed in the consolidated statements of income for the year ended December 31, 2008. The consolidated statement of income has been corrected to properly classify $6 million for the year ended December 31, 2008, previously classified as

LORILLARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

selling, general and administrative costs, as cost of sales. Within the consolidating financial information footnote (Note 18), the correction of the error was reflected in the Issuer column.

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

Cash equivalents — Cash equivalents consist of short-term liquid investments with a maturity at date of purchase of 60 days or less. Interest and dividend income are included in investment income. The cost of securities sold is based on the specific identification method and transactions are recorded on the trade date.

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

Derivative agreements — In September 2009, Lorillard Tobacco entered into interest rate swap agreements, which the Company guaranteed, with a total notional amount of $750 million. The interest rate swap agreements qualify for hedge accounting and were designated as fair value hedges. Under the swap agreements, Lorillard Tobacco receives a fixed rate settlement and pays a variable rate settlement with the difference recorded in interest expense. Changes in the fair value of the swap agreements are recorded in other assets or other liabilities with an offsetting adjustment to the carrying amount of the hedged debt. See Notes 7 and 10.

Accumulated other comprehensive income (loss) — The components of accumulated other comprehensive income (loss) (“AOCI”) include the pension liability and any unrealized gains (losses) on available for sale investments, net of related taxes.

Revenue recognition — Revenue from product sales, net of sales incentives, is recognized at the time ownership of the goods transfers to customers and collectability is reasonably assured. Federal excise taxes are recognized on a gross basis, and are reflected in both net sales and cost of sales. Sales incentives include retail price discounts, coupons and retail display allowances and are recorded as a reduction of revenue based on amounts estimated as due to customers and consumers at the end of a period based primarily on use and redemption rates. Sales to one customer represented 27%, 26% and 26% of total sales of Lorillard in 2010, 2009 and 2008, respectively. Our largest selling brand, Newport, accounted for approximately 90.0%, 91.5% and 93.6% of total sales of Lorillard in 2010, 2009 and 2008, respectively.

Cost of sales — Cost of sales includes federal excise taxes, leaf tobacco cost, wrapping and casing material, manufacturing labor and production salaries, wages and overhead, research and development costs, distribution, other manufacturing costs, State Settlement Agreement expenses, the federal assessment for tobacco growers, Food and Drug Administration fees, and promotional product expenses. Promotional product expenses include the cost, including excise taxes, of the free portion of “buy some get some free” promotions. We purchased approximately 27.4%, 21.7% and 25.9% of our leaf tobacco from one dealer in 2010, 2009 and 2008, respectively.

LORILLARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Advertising and marketing costs — Advertising costs are recorded as expense in the year incurred. Marketing and advertising costs that include such items as direct mail, advertising, agency fees and point of sale materials are included in selling, general and administrative expenses. Advertising expense was $35 million, $40 million and $47 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Research and development costs — Research and development costs are recorded as expense as incurred, are included in cost of sales and amounted to $19 million, $19 million and $20 million for each of the years ended December 31, 2010, 2009 and 2008, respectively.

Tobacco settlement costs — Lorillard recorded pre-tax charges of $1.212 billion, $1.128 billion and $1.117 billion for the years ended December 31, 2010, 2009 and 2008, respectively, to accrue its obligations under the State Settlement Agreements (see Note 19). Lorillard’s portion of ongoing adjusted settlement payments and legal fees is based on its share of total domestic cigarette shipments in that year. Accordingly, Lorillard records its portion of ongoing adjusted settlement payments as part of cost of sales as the related sales occur. Payments are made annually and are generally due in April of the year following the accrual of costs. The settlement cost liability on the balance sheets represents the unpaid portion of the Company’s obligations under the State Settlement Agreements.

Share-Based compensation costs — Under the 2008 Incentive Compensation Plan, the fair market value of the exercise price per share is based on the closing price at the date of the grant. Share-based compensation expense is recognized net of an estimated forfeiture rate and for shares expected to vest, using a straight-line basis over the requisite service period of the award.

Legal costs and loss contingencies — Legal costs are expensed as incurred and amounted to $116 million, $98 million and $80 million for the years ended December 31, 2010, 2009 and 2008, respectively. Loss contingencies related to pending or threatened litigation are accrued as a charge to selling, general and administrative expense when both of the following conditions are met: (i) a determination that it is probable that an asset has been impaired or a liability has been incurred, and (ii) the amount of loss can be reasonably estimated. See Note 19 for a description of loss contingencies.

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

Recently adopted accounting pronouncements — Lorillard adopted FASB ASC Subtopic 715-20 “Employers’ Disclosures about Postretirement Benefit Plan Assets.” ASC Subtopic 715-20 requires disclosure of investment policies and strategies in narrative form. ASC Subtopic 715-20 also requires employer disclosure on the fair value of plan assets, including (a) the level in the fair value hierarchy, (b) a reconciliation of beginning and ending fair value balances for Level 3 assets and (c) information on inputs and valuation techniques. ASC Subtopic 715-20 was effective for fiscal years ending after December 15, 2009.

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

LORILLARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Lorillard adopted FASB ASC Section 815-10-50 “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133.” ASC 815-10-50 requires qualitative disclosures about the objectives and strategies for using derivatives; quantitative data about the fair value of, and gains and losses on, derivative contracts; and details of credit-risk-related contingent features in hedged positions. ASC 815-10-50 also requires enhanced disclosure around derivative instruments in financial statements accounted for under ASC Subtopic 815-20, “Accounting for Derivative Instruments and Hedging Activities,” and how hedges affect an entity’s financial position, financial performance and cash flows. ASC 815-10-50 was effective for fiscal years and interim periods beginning after November 15, 2008. Lorillard adopted ASC 815-10-50 in September 2009. See Note 10 for related disclosure.

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

LORILLARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

2.	Inventories

Inventories are valued at the lower of cost, determined on a LIFO basis, or market and consisted of the following:

	December 31,
	2010	2009
	(In millions)

Leaf tobacco	$225	$236
Manufactured stock	48	41
Materials and supplies	4	4

	$277	$281

If the average cost method of accounting was used, inventories would be greater by approximately $206 million and $189 million at December 31, 2010 and 2009, respectively.

3.	Plant and Equipment, Net

Plant and equipment is stated at historical cost and consisted of the following:

	December 31,
	2010	2009
	(In millions)

Land	$3	$3
Buildings	89	87
Equipment	573	563

Total	665	653
Accumulated depreciation	(422)	(416)

Plant and equipment, net	$243	$237

Depreciation and amortization expense was $35 million, $32 million and $32 million for 2010, 2009 and 2008, respectively.

LORILLARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Other Assets

Other assets were as follows:

	December 31,
	2010	2009
	(In millions)

Other investments	$—	$15
Restricted cash	—	13
Debt issuance costs	17	5
Interest rate swap	19	—
Other prepaid assets	10	16

Total	$46	$49

5.	Accrued Liabilities

Accrued liabilities were as follows:

	December 31,
	2010	2009
	(In millions)

Legal fees	$30	$21
Salaries and other compensation	18	16
Medical and other employee benefit plans	31	30
Consumer rebates	59	86
Sales promotion	20	21
Excise and other taxes	52	78
Litigation accrual	68	—
Accrued bond interest	14	—
Other accrued liabilities	41	66

Total	$333	$318

6.	Commitments

Lorillard leases certain real estate and transportation equipment under various operating leases. Listed below are future minimum rental payments required under those operating leases with non-cancelable terms in excess of one year.

December 31, 2010
(In millions)

2011	$1.7
2012	1.2
2013	0.4
2014	0.1
2015	0.0

Net Minimum lease payments	$3.4

Rental expense for all operating leases was $6 million, $6 million and $6 million for 2010, 2009 and 2008, respectively.

LORILLARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

At December 31, 2010, Lorillard had contractual purchase obligations of approximately $55 million. These purchase obligations include agreements to purchase machinery. Future contractual purchase obligations at December 31, 2010 were as follows:

	2011	2012	2013	2014	2015
	(In millions)

Contractual purchase obligations	$55	$0	$0	$0	$0

7.	Fair Value

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

Assets and liabilities measured at fair value on a recurring basis at December 31, 2010 were as follows:

	Level 1	Level 2	Level 3	Total
	(In millions)

Cash and Cash Equivalents:
Prime money market funds	$2,063	$—	$—	$2,063

Total cash and cash equivalents	$2,063	$—	$—	$2,063

Derivative Asset:
Interest rate swaps — fixed to floating rate	$—	$19	$—	$19

Total derivative asset	$—	$19	$—	$19

Assets and liabilities measured at fair value on a recurring basis at December 31, 2009 were as follows:

	Level 1	Level 2	Level 3	Total
	(In millions)

Cash and Cash Equivalents:
Prime money market funds	$1,384	$—	$—	$1,384

Total cash and cash equivalents	$1,384	$—	$—	$1,384

Derivative Liability:
Interest rate swaps — fixed to floating rate	$—	$28	$—	$28

Total derivative liability	$—	$28	$—	$28

There were no transfers between Level 1 and Level 2 for the years ended December 31, 2010 and 2009.

LORILLARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of the money market funds, classified as Level 1, utilized quoted prices in active markets.

The fair value of the interest rate swaps, classified as Level 2, utilized a market approach model using the notional amount of the interest rate swap multiplied by the observable inputs of time to maturity and market interest rates. See Note 10 for additional information on the interest rate swaps.

8.	Credit Agreement

In March 2010, Lorillard Tobacco, the principal, wholly-owned operating subsidiary of the Company, entered into a $185 million revolving credit facility (“Revolver”) that expires March 26, 2013 and is guaranteed by the Company. Proceeds from the Revolver may be used for general corporate and working capital purposes. The interest rates on borrowings under the Revolver are based on prevailing interest rates and, in part, upon the credit rating applicable to the Company’s senior unsecured long-term debt.

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

There were no borrowings under the Revolver during 2010.

9.	Long-Term Debt

Long-term debt, net of interest rate swaps, consisted of the following:

	December 31,	December 31,
	2010	2009
	(In millions)

2019 Notes — 8.125% Notes due 2019	$769	$722
2020 Notes — 6.875% Notes due 2020	750	—
2040 Notes — 8.125% Notes due 2040	250	—

Total long-term debt	$1,769	$722

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

In June 2009, Lorillard Tobacco issued $750 million of 8.125% unsecured senior notes due June 23, 2019 (the “2019 Notes”) pursuant to an Indenture, dated June 23, 2009, and First Supplemental Indenture, dated June 23, 2009 (the “Supplemental Indenture”).

Lorillard Tobacco is the principal, wholly-owned operating subsidiary of the Company and the 2019 Notes, 2020 Notes and 2040 Notes (together, the “Notes”) are unconditionally guaranteed on a senior unsecured basis by the Company.

LORILLARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The interest rate payable on the 2019 Notes is subject to incremental increases from 0.25% to 2.00% in the event either Moody’s Investors Services, Inc. (“Moody’s”), Standard & Poor’s Ratings Services (“S&P”) or both Moody’s and S&P downgrade the 2019 Notes below investment grade (Baa3 and BBB- for Moody’s and S&P, respectively). Our current Moody’s debt rating is Baa2 and our current S&P debt rating is BBB-, both of which are investment grade.

Upon the occurrence of a change of control triggering event, Lorillard Tobacco will be required to make an offer to repurchase the Notes at a price equal to 101% of the aggregate principal amount of the Notes, plus accrued interest. A “change of control triggering event” occurs when there is both a “change of control” (as defined in the Supplemental Indenture) and the Notes cease to be rated investment grade by both Moody’s and S&P within 60 days of the occurrence of a change of control or public announcement of the intention to effect a change of control. The Notes are not entitled to any sinking fund and are not redeemable prior to maturity. The Notes contain covenants that restrict liens and sale and leaseback transactions, subject to a limited exception. At December 31, 2010 and 2009, the carrying value of the Notes was $1,769 million and $722 million, respectively, and the fair value was $1,865 million and $826 million, respectively. The fair value of the Notes is based on market pricing.

10.	Derivative Instruments

In September 2009, Lorillard Tobacco entered into interest rate swap agreements, which the Company guaranteed, with a total notional amount of $750 million to modify its exposure to interest rate risk by effectively converting the interest rate payable on the 2019 Notes from a fixed rate to a floating rate. Under the agreements, Lorillard Tobacco receives interest based on a fixed rate of 8.125% and pays interest based on a floating one-month LIBOR rate plus a spread of 4.625%. The variable rates were 4.886% and 4.856% as of December 31, 2010 and 2009, respectively. The agreements expire in June 2019. The interest rate swap agreements qualify for hedge accounting and were designated as fair value hedges. Under the swap agreements, Lorillard Tobacco receives a fixed rate settlement and pays a variable rate settlement with the difference recorded in interest expense. That difference reduced interest expense by $24 and $6 million for the years ended 2010 and 2009, respectively.

For derivatives designated as fair value hedges, which relate entirely to hedges of long-term debt, changes in the fair value of the derivatives are recorded in other assets or other liabilities with an offsetting adjustment to the carrying amount of the hedged debt. At December 31, 2010 and 2009, the adjusted carrying amounts of the hedged debt were $769 and $722 million, respectively. The amounts related to hedges of long-term debt included in other assets as of December 31, 2010 and other liabilities as of December 31, 2009 were $19 million and $28 million, respectively.

If our debt rating is downgraded below Ba2 by Moody’s or BB by S&P, the swap agreements will terminate and we will be required to settle them in cash before their expiration date. Our current Moody’s debt rating is Baa2 and our current S&P debt rating is BBB-, both of which are above the ratings at which settlement of our derivative contracts would be required.

LORILLARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Earnings Per Share

Basic and diluted earnings per share (“EPS”) were calculated using the following:

	Year Ended
	December 31,
	2010	2009	2008
	(In millions)

Net Earnings	$1,029	$948	$887

Weighted Average Shares Outstanding — Basic	151.59	164.48	172.09
Stock Options, Stock Appreciation Rights and Restricted Shares	0.20	0.14	0.12

Weighted Average Shares Outstanding — Diluted	151.79	164.62	172.21

Options to purchase 0.6 million shares, 1.1 million shares and 0.4 million shares of common stock were excluded from the diluted earnings per share calculation because their effect would be anti-dilutive for the years ended December 31, 2010, 2009 and 2008, respectively.

Loews distributed its interest in the Company to holders of Loews’ Carolina Group stock and Loews’ common stock in a series of transactions which were completed on June 10, 2008 and June 16, 2008, respectively. The Company had 173,923,429 shares outstanding as of the Separation from Loews. All prior period EPS amounts were adjusted to reflect the new capital structure of the Company.

12.	Income Taxes

Prior to the Separation, Lorillard was included in the Loews consolidated federal income tax return, and federal income tax liabilities were included on the balance sheet of Loews. Under the terms of the pre-Separation Tax Allocation Agreement between Lorillard and Loews, Lorillard made payments to, or was reimbursed by Loews for the tax effects resulting from its inclusion in Loews’ consolidated federal income tax return. As of December 31, 2010, there were no tax obligations between Lorillard and Loews for periods prior to the Separation. Following the Separation, Lorillard and its eligible subsidiaries filed a stand alone consolidated federal income tax return.

The Separation Agreement requires Lorillard (and any successor entity) to indemnify Loews for any losses resulting from the failure of the Separation to qualify as a tax-free transaction (except if the failure to qualify is solely due to Loews’s fault). This indemnification obligation applies regardless of whether Lorillard or a potential acquirer obtains a supplemental ruling or an opinion of counsel.

The Separation Agreement further provides for cooperation between Lorillard and Loews with respect to additional tax matters, including the exchange of information and the retention of records which may affect the income tax liability of the parties to the Separation Agreement.

For 2007 and 2008, Lorillard, as a subsidiary in the Loews’ consolidated federal income tax return, participated in the Compliance Assurance Process (“CAP”) which is a voluntary program for a limited number of large corporations. Under CAP, the IRS conducts a real-time audit and works contemporaneously with Lorillard to resolve any issues prior to the filing of the tax return. Lorillard’s participation in the CAP ended in 2010 when the IRS approved Loews’ 2008 consolidated federal income tax return as filed.

During 2008 and 2010, the IRS completed its examination of the 2007 and 2008 Loews’ consolidated federal income tax returns, respectively, resulting in no changes being made to Lorillard’s reported tax on the returns.

LORILLARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

For years after the Separation, Lorillard and its subsidiaries file a consolidated federal income tax return. The 2008 consolidated federal income return filed by Lorillard and its subsidiaries is currently under examination by the IRS.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2010	2009	2008
	(In millions)

Balance at January 1,	$39	$29	$33
Additions for tax positions of prior years	1	9	2
Reductions for tax positions of prior years	(15)	(7)	(3)
Additions based on tax positions related to the current year	9	20	5
Settlements	—	(10)	(2)
Lapse of statute of limitations	(1)	(2)	(6)

Balance at December 31,	$33	$39	$29

At December 31, 2010, 2009 and 2008, there were $22 million, $18 million and $19 million, respectively, of tax benefits that, if recognized, would affect the effective tax rate.

Lorillard recognizes interest accrued related to unrecognized tax benefits and tax refund claims in interest expense and recognizes penalties (if any) in income tax expense. During the years ended December 31, 2010, 2009 and 2008, Lorillard recognized an expense (benefit) of approximately $3 million, ($1) million and $1 million in interest and penalties. Lorillard had accrued interest and penalties related to unrecognized tax benefits of $14 million and $11 million at December 31, 2010 and December 31, 2009, respectively.

Due to the potential for resolution of certain tax examinations and the expiration of various statutes of limitation, it is reasonably possible that Lorillard’s gross unrecognized tax benefits balance may decrease by approximately $4 million in the next twelve months.

Lorillard and/or one or more of its subsidiaries file income tax returns in the U.S. federal jurisdiction, various states and city jurisdictions and one foreign jurisdiction. Lorillard’s consolidated federal income tax returns for the periods following the Separation are subject to IRS examination. With few exceptions, Lorillard’s state, local or foreign tax returns are subject to examination by taxing authorities for years after 2005.

The provision (benefit) for income taxes consisted of the following:

	Year Ended December 31,
	2010	2009	2008
	(In millions)

Current
Federal	$489	$469	$398
State	112	111	78
Deferred
Federal	5	(6)	58
State	—	(3)	13

Total	$606	$571	$547

LORILLARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred tax assets (liabilities) are as follows:

	December 31,
	2010	2009
	(In millions)

Deferred tax assets:
Employee benefits	$98	$102
Settlement costs	456	421
State and local income taxes	14	12
Inventory	—	9
Litigation and legal	36	33
Other	10	6

Gross deferred tax assets	614	583

Deferred tax liabilities:
Depreciation	(52)	(37)
Inventory	(21)	—
Federal effect of state deferred taxes	(32)	(32)

Gross deferred tax liabilities	(105)	(69)

Net deferred tax assets	$509	$514

Total income tax expense for the years ended December 31, 2010, 2009 and 2008 was different than the amounts of $572 million, $531 million and $502 million, computed by applying the statutory U.S. federal income tax rate of 35% to income before taxes for each of the years.

A reconciliation between the statutory federal income tax rate and Lorillard’s effective income tax rate as a percentage of income is as follows:

	2010	2009	2008

Statutory rate	35.0%	35.0%	35.0%
Increase (decrease) in rate resulting from:
State taxes	4.5	4.6	4.1
Domestic manufacturer’s deduction	(2.5)	(1.9)	(1.3)
Other	0.1	(0.1)	0.4

Effective rate	37.1%	37.6%	38.2%

13.	Retirement Plans

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

LORILLARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Weighted-average assumptions used to determine benefit obligations:

	Pension		Other
	Benefits		Postretirement Benefits
	December 31,		December 31,
	2010	2009	2010	2009

Discount rate	5.4%-5.8%	6.0%	5.3%-5.5%	6.0%
Rate of compensation increase	4.8%	4.8%

Weighted-average assumptions used to determine net periodic benefit cost:

				Other Postretirement
	Pension Benefits			Benefits
	Year Ended December 31,			Year Ended December 31,
	2010	2009	2008	2010	2009	2008

Discount rate	6.0%	6.3%	6.0%	6.0%	6.3%	6.0%
Expected long-term return on plan assets	7.5%	7.5%	7.5%
Rate of compensation increase	4.8%	5.0%	5.0%

The expected long-term rate of return for Plan assets is determined based on widely-accepted capital market principles, long-term return analysis for global fixed income and equity markets and the active total return oriented portfolio management style. The methodology used to derive asset class risk/return estimates varies due to the nature of asset classes, the availability of historical data, implications from currency, and other factors. In many cases, where historical data is available, data is drawn from indices such as MSCI or G7 country data. For alternative asset classes where historical data may be insufficient or incomplete, estimates are based on long-term capital market conditions and/or asset class relationships. The expected rate of return for the Plan is based on the target asset allocation and return assumptions for each asset class. The estimated Plan return represents a nominal compound return which captures the effect of estimated asset class and market volatility.

Assumed health care cost trend rates for other postretirement benefits:

	Other Postretirement
	Benefits
	Year Ended
	December 31,
	2010	2009

Pre-65 health care cost trend rate assumed for next year	9.5%	10.0%
Post-65 health care cost trend rate assumed for next year	8.5%	9.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0%	5.0%
Year that the rate reaches the ultimate trend rate:
Pre-65	2020	2020
Post-65	2018	2018

LORILLARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One Percentage Point
	Increase	Decrease
	(In millions)

Effect on total of service and interest cost	$1	$(1)
Effect on postretirement benefit obligations	$12	$(11)

Net periodic pension and other postretirement benefit costs include the following components:

				Other Postretirement
	Pension Benefits			Benefits
	Year Ended			Year Ended
	December 31,			December 31,
	2010	2009	2008	2010	2009	2008
			(In millions)

Service cost	$17	$17	$17	$4	$4	$4
Interest cost	56	56	54	12	12	12
Expected return on plan assets	(68)	(61)	(70)	—	—	—
Amortization of unrecognized net loss (gain)	7	15	1	(1)	(1)	(1)
Amortization of unrecognized prior service cost	5	5	5	(1)	(1)	—

Net periodic benefit cost	$17	$32	$7	$14	$14	$15

LORILLARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following provides a reconciliation of benefit obligations, plan assets and funded status of the pension and postretirement plans:

			Other
			Postretirement
	Pension Benefits		Benefits
	December 31,		December 31,
	2010	2009	2010	2009
	(In millions)

Change in benefit obligation:
Benefit obligation at January 1	$962	$927	$206	$196
Service cost	17	17	4	4
Interest cost	56	56	12	12
Plan participants’ contributions	—	—	5	5
Amendments	—	4	—	—
Actuarial (gain) loss	48	18	(11)	8
Benefits paid from plan assets	(60)	(60)	(20)	(20)
Medicare Part D Drug Subsidy	—	—	1	1

Benefit obligation at December 31	1,023	962	197	206

Change in plan assets:
Fair value of plan assets at January 1	921	829	—	—
Actual return on plan assets	109	129	—	—
Employer contributions	19	23	15	15
Plan participants’ contributions	—	—	5	5
Benefits paid from plan assets	(60)	(60)	(20)	(20)

Fair value of plan assets at December 31	989	921	—	—

Funded status	(34)	(41)	$(197)	$(206)

Amounts recognized in the balance sheets consist of:
Noncurrent assets	66	60	$—	$—
Current liabilities	—	—	(13)	(13)
Noncurrent liabilities	(100)	(101)	(184)	(193)

Net amount recognized	$(34)	$(41)	$(197)	$(206)

Net actuarial (gain) loss	$7	$(50)	$(11)	$8
Recognized actuarial gain (loss)	(7)	(15)	1	1
Prior service cost	—	4	—	—
Recognized prior service (cost)	(5)	(5)	—	—

Total recognized other comprehensive (income) loss	$(5)	$(66)	$(10)	$9

Total recognized net periodic benefit cost and other	$12	$(34)	$5	$24

LORILLARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Information for pension plans with an accumulated benefit obligation in excess of plan assets consisted of the following:

	Pension Benefits
	December 31,
	2010	2009
	(In millions)

Projected benefit obligation	$558	$517
Accumulated benefit obligation	501	464
Fair value of plan assets	459	416

The general principles guiding the investment of the Plan assets are embodied in the Employee Retirement Income Security Act of 1974 (ERISA). These principles include discharging Lorillard’s investment responsibilities for the exclusive benefit of Plan participants and in accordance with the “prudent expert” standards and other ERISA rules and regulations. Investment objectives for Lorillard’s pension Plan assets are to optimize the long-term return on Plan assets while maintaining an acceptable level of risk, to diversify assets among asset classes and investment styles, and to maintain a long-term focus.

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

LORILLARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The pension plans asset allocations were:

	Asset Allocation as of	Allocation as of
	12/31/10	12/31/09
	(%)	(%)

Asset Class
U.S. Equity	15.1	13.9
Global ex U.S. Equity	11.6	10.9
Emerging Markets Equity	3.5	2.9
Absolute Return Hedge Funds	11.7	11.6
Equity Hedge Funds	12.9	12.4
Private Equity	4.2	6.7
Private Real Assets	1.0	0.8
Public Real Assets	2.4
Fixed Income	36.7	39.8
Cash Equivalents	0.9	1.0

Total	100.0	100.0

Fair Value Measurements — The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. Level 1 refers to fair values determined based on quoted prices in active markets for identical assets. Level 2 refers to fair values estimated using significant other observable inputs. Level 3 includes fair values estimated using significant non-observable inputs. Plan assets using the fair value hierarchy as of December 31, 2010 were as follows:

	Total	Level 1	Level 2	Level 3
	(In millions)

Asset Class:
U.S. Equity	$150	$47	$30	$73
Global ex U.S. Equity	115	−	115	−
Emerging Markets Equity	35	−	35	−
Absolute Return Hedge Funds	116	−	29	87
Equity Hedge Funds	127	−	64	63
Private Equity	41	−	−	41
Private Real Assets	10	−	−	10
Public Real Assets	24	−	12	12
Fixed Income	363	363	−	−
Cash Equivalents	8	−	8	−

Total	$989	$410	$293	$286

LORILLARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Plan assets using the fair value hierarchy as of December 31, 2009 were as follows:

	Total	Level 1	Level 2	Level 3
	(In millions)

Asset Class:
U.S. Equity	$128	$59	$38	$31
Global ex U.S. Equity	100	—	100	—
Emerging Markets Equity	27		27	—
Absolute Return Hedge Funds	107	—	26	81
Equity Hedge Funds	115	—	57	58
Private Equity	62	—	—	62
Private Real Assets	7	—	—	7
Fixed Income	366	366	—	—
Cash Equivalents	9	—	9	—

Total	$921	$425	$257	$239

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

The following table presents a reconciliation of Level 3 assets held during the year ended December 31, 2010. For the year ended December 31, 2010, there were no significant transfers between levels 1, 2 and 3.

	January 1,	Net Realized	Net Purchases,	Net Transfers	December 31,
	2010	Unrealized	Issuances and	Into/(Out of)	2010
	Balance	Gains/(Losses)	Settlements	Level 3	Balance

US Equity	31	11	7	24	73
Absolute Return Hedge Funds	81	11	(5)	—	87
Equity Hedge Funds	58	2	3	—	63
Private Equity	62	4	(1)	(24)	41
Private Real Assets	7	1	2	—	10
Public Real Assets	—	2	10	—	12

LORILLARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents a reconciliation of Level 3 assets held during the year ended December 31, 2009.

	January 1,	Net Realized	Net Purchases,	Net Transfers	December 31,
	2009	Unrealized	Issuances and	Into/(Out of)	2009
	Balance	Gains/(Losses)	Settlements	Level 3	Balance

US Equity	—	6	25	—	31
Absolute Return Hedge Funds	119	31	(69)	—	81
Equity Hedge Funds	40	9	9	—	58
Private Equity	47	13	2	—	62
Private Real Assets	4	—	3	—	7

The table below presents the estimated amounts to be recognized from accumulated other comprehensive income into net periodic benefit cost during 2011.

		Other
	Pension	Postretirement
	Benefits	Benefits
	(In millions)

Amortization of (gain) loss recognition	$7	$(2)
Amortization of prior service cost	4	—

Total estimated amounts to be recognized	$11	$(2)

Lorillard projects expected future minimum benefit payments as follows.

			Less
		Other	Medicare
		Postretirement	Drug
Expected future benefit payments	Pension Benefits	Benefit Plans	Subsidy	Net
	(In millions)

2011	$70	$15	$1	$14
2012	67	16	1	15
2013	69	16	1	15
2014	70	16	1	15
2015	71	17	1	16
2016 — 2020	377	86	4	82

	$724	$166	$9	$157

Lorillard expects to contribute $15 million to its pension plans and $13 million to its other postretirement benefit plans in 2011.

Profit Sharing — Lorillard has a Profit Sharing Plan for hourly employees. Lorillard’s contributions under this plan are based on Lorillard’s performance with a maximum contribution of 15% of participants’ earnings. Contributions for 2010, 2009 and 2008 were $10 million, $9 million and $9 million, respectively.

Savings Plan — Lorillard sponsors an Employees Savings Plan for salaried employees. Lorillard provides a matching contribution of 100% of the first 3% of pay contributed and 50% of the next 2% of pay contributed by employees. Lorillard contributions for 2010, 2009 and 2008 were $5 million, $4 million and $4 million, respectively.

LORILLARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Share-Based Compensation

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

LORILLARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the stock option and SAR transactions for the Lorillard Plan for the post-separation period from June 11, 2008 to December 31, 2008, from January 1, 2009 to December 31, 2009 and from January 1, 2010 to December 31, 2010 follows:

	2010		2009		2008
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Awards	Price	Awards	Price	Awards	Price

Awards outstanding at January 1, 2010 and 2009 and June 11, 2008	1,525,185	$65.60	814,950	$57.21	714,825	$42.93
Granted	254,728	77.84	810,421	70.59	111,000	69.94
Exercised	(252,787)	53.39	(100,186)	37.74	(10,875)	31.00
Forfeited	(51,013)	62.18	—		—

Awards outstanding, December 31	1,476,113		1,525,185		814,950

Awards exercisable, December 31	503,469		399,240		296,425

Shares available for grant, December 31	1,767,101		2,110,418		2,884,943

The following table summarizes information about stock options and SARs outstanding in connection with the Lorillard Plan at December 31, 2010:

	Awards Outstanding			Awards Vested
		Weighted	Weighted		Weighted
		Average	Average		Average
	Number of	Remaining	Exercise	Number of	Exercise
Range of exercise prices	Shares	Contractual Life	Price	Shares	Price

$20.00 — 34.99	67,579	3.6	$29.25	67,579	$29.25
35.00 — 49.99	57,438	4.8	45.15	57,438	45.15
50.00 — 64.99	253,362	7.3	59.52	97,125	58.08
65.00 — 79.99	670,818	7.9	72.15	170,043	72.78
80.00 — 84.30	426,916	8.1	81.12	111,284	81.39

During the period January 1, 2010 to December 31, 2010, Lorillard awarded non-qualified stock options totaling 254,728 shares. During the period January 1, 2006 to December 31, 2009, Lorillard awarded SARs. In accordance with the Lorillard Plan, Lorillard has the ability to settle SARs in shares or cash and has the intention to settle in shares. The SARs balance at December 31, 2010 was 1,150,252 shares and the non-qualified stock options balance at December 31, 2010 was 325,861 shares.

The weighted average remaining contractual term of awards outstanding and vested as of December 31, 2010, was 7.54 years and 6.23 years, respectively. The aggregate intrinsic value of awards outstanding and vested at December 31, 2010 was $19 million and $10 million, respectively. The total intrinsic value of awards exercised during the year ended December 31, 2010 was $8 million.

Lorillard recorded stock-based compensation expense of $8 million, $5 million and $3 million related to the Lorillard Plan during 2010, 2009 and 2008 respectively. The related income tax benefits recognized were $3 million, $2 million and $1 million for 2010, 2009 and 2008, respectively. At December 31, 2010, the compensation cost related to nonvested awards not yet recognized was $7 million, and the weighted average period over which it is expected to be recognized is 2.24 years.

LORILLARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of granted options and SARs for the Lorillard Plan was estimated at the grant date using the Black-Scholes pricing model with the following assumptions and results:

Year Ended December 31,	2010	2009	2008

Weighted average expected dividend yield	6.2%	5.5%	3.9%
Weighted average expected implied volatility	23.6%	30.5%	34.0%
Weighted average risk-free interest rate	1.9%	2.3%	2.9%
Expected holding period (in years)	5.0	5.0	5.0
Weighted average fair value of awards	$7.34	$11.08	$17.18

The expected dividend yield is based on the expected dividend rate and the price of the Company’s Common Stock over the most recent period. The expected volatility is based upon the implied volatility of traded call options on the Company’s Stock with remaining maturities of greater than 180 days. The risk-free interest rate is based upon the interest rate on U.S. Treasury securities with maturities that correspond with the expected life of the applicable stock options. The expected holding period is estimated based upon historical exercise data for previously awarded options, taking into consideration the vesting period and contractual lives of the applicable options. Compensation expense is net of an estimated forfeiture rate based on historical experience with similar options.

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

The fair value of the restricted shares at the date of grant is amortized to expense ratably over the Restriction Period. Lorillard recorded pre-tax expense related to restricted stock for the years ended December 31, 2010, 2009 and 2008 of $5 million, $2 million and $0.1 million, respectively. The deferred tax benefit recorded related to this expense for the years ended December 31, 2010 and 2009 were $2 million and $0.6 million, respectively. The unamortized expense related to restricted stock was $11 million at December 31, 2010, and the weighted average period over which it is expected to be recognized is 2.03 years.

Restricted stock activity was as follows for the years ended December 31, 2010, 2009 and 2008:

	2010		2009		2008
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
	Number of	Fair Value	Number of	Fair Value	Number of	Fair Value
	Awards	per Share	Awards	per Share	Awards	per Share

Balance at January 1,	89,433	$60.06	4,057	$67.94	—
Granted	184,350	76.07	89,433	$60.06	4,057	$67.94
Vested	(9,990)	60.06	(4,057)	$67.94	—
Forfeited	(11,110)	70.33	—		—

Balance at December 31,	252,683		89,433		4,057

LORILLARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Share Repurchase Programs

As of January 19, 2010, the Company completed its $750 million share repurchase program that was announced on July 27, 2009, after repurchasing an additional 1.1 million shares in January 2010 for $90 million at an average purchase price of $78.36 per share. In February 2010, the Board of Directors authorized the repurchase of up to $250 million of the Company’s common stock, which was completed on May 26, 2010, after repurchasing 3.3 million shares at an average purchase price of $76.29 per share.

In August 2010, Lorillard, Inc. announced that its Board of Directors had approved a new share repurchase program authorizing the Company to repurchase in the aggregate up to $1 billion of its outstanding common stock. Purchases by the Company under this program may be made from time to time at prevailing market prices in open market purchases, privately negotiated transactions, block purchases or otherwise, as determined by the Company’s management. The repurchases will be funded from existing cash balances, including proceeds from the Company’s April 2010 issuance of the Notes (see Note 9 for a description of the Notes).

This program does not obligate the Company to acquire any particular amount of common stock. The timing, frequency and amount of repurchase activity will depend on a variety of factors such as levels of cash generation from operations, cash requirements for investment in the Company’s business, current stock price, market conditions and other factors. The share repurchase program may be suspended, modified or discontinued at any time and has no set expiration date. During the year ended 2010, the Company repurchased approximately 9.0 million shares of its common stock at an average price of $79.74 per share, for a total of $716 million.

As of December 31, 2010, total shares repurchased under share repurchase programs authorized by the Board since the Separation were as follows:

			Number of
	Amount		Shares
Authorized	Authorized	Completed	Repurchased
	(In millions)		(In millions)

July 2008	$400	October 2008	5.9
May 2009	250	July 2009	3.7
July 2009	750	January 2010	9.7
February 2010	250	May 2010	3.3
August 2010	1,000		4.5

Total	$2,650		27.1

16.	Related Party Transactions

Lorillard was a party to individual services agreements (the “Agreements”) with Loews through June 9, 2008. Under the Agreements, Loews performed certain administrative, technical and ministerial services. Those services included internal auditing, cash management, advice and assistance in preparation of tax returns and obtaining insurance coverage. Under the Agreements, the Company was required to reimburse Loews for (i) actual costs incurred (such as salaries, employee benefits and payroll taxes) of the Loews personnel providing such services and (ii) all out-of-pocket expenses related to the provision of such services. Those Agreements were terminated on June 10, 2008 with the Separation from Loews. The Company was charged approximately $100,000 for the support functions during the year ended December 31, 2008. The Company believes, if these services were provided by an independent third party, the cost incurred would not differ materially.

LORILLARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Quarterly Financial Data (Unaudited)

	December 31	September 30	June 30	March 31

2010 Quarter Ended
Net sales	$1,486	$1,567	$1,520	$1,360
Gross profit	538	566	542	478
Net income	259	274	263	232
Net income per share, diluted	$1.74	$1.81	$1.73	$1.50
Basic weighted average number of shares outstanding	148.49	151.33	152.04	154.55
Diluted weighted average number of shares outstanding	148.76	151.54	152.22	154.72

2009 Quarter Ended
Net sales	$1,378	$1,419	$1,519	$917
Gross profit	481	488	552	383
Net income	242	235	286	184
Net income per share, diluted	$1.52	$1.44	$1.71	$1.09
Basic weighted average number of shares outstanding	158.72	163.58	167.66	168.07
Diluted weighted average number of shares outstanding	158.89	163.72	167.79	168.18

18.	Consolidating Financial Information

In June 2009, Lorillard Tobacco issued Notes, which are unconditionally guaranteed by the Company, as primary obligor, for the payment and performance of Lorillard Tobacco’s obligation in connection therewith.

The following sets forth the condensed consolidating balance sheets as of December 31, 2010 and 2009, condensed consolidating statements of income for the years ended December 31, 2010, 2009 and 2008, and condensed consolidating statements of cash flows for the years ended December 31, 2010, 2009 and 2008 for the Company as parent guarantor (herein referred to as “Parent”), Lorillard Tobacco (herein referred to as “Issuer”) and all other non-guarantor subsidiaries of the Company and Lorillard Tobacco. These condensed consolidating financial statements were prepared in accordance with Rule 3-10 of SEC Regulation S-X, “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered.” Lorillard accounts for investments in these subsidiaries under the equity method of accounting.

LORILLARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Balance Sheets
December 31, 2010
(In millions)

			All	Total
			Other	Consolidating
	Parent	Issuer	Subsidiaries	Adjustments	Consolidated

Assets:
Cash and cash equivalents	$163	$1,181	$719	$—	$2,063
Accounts receivable, less allowances of $3	—	9	—	—	9
Other receivables	1	67	—	—	68
Inventories	—	277	—	—	277
Deferred income taxes	—	502	1	—	503
Other current assets	—	15	—	—	15

Total current assets	164	2,051	720	—	2,935
Investment in subsidiaries	(387)	772	—	(385)	—
Plant and equipment, net	—	243	—	—	243
Prepaid pension assets	—	66	—	—	66
Deferred income taxes	—	2	4	—	6
Other assets	—	46	—	—	46

Total assets	$(223)	$3,180	$724	$(385)	$3,296

Liabilities and Shareholders’ Equity (Deficit):
Accounts and drafts payable	$—	$27	$—	$—	$27
Accrued liabilities	2	397	(66)	—	333
Settlement costs	—	1,060	—	—	1,060
Income taxes	—	—	6	—	6

Total current liabilities	2	1,484	(60)	—	1,426
Long-term debt	—	1,769	—	—	1,769
Postretirement pension, medical and life insurance benefits	—	284	—	—	284
Other liabilities	—	30	12	—	42

Total liabilities	2	3,567	(48)	—	3,521

Shareholders’ Equity (Deficit):
Common stock	2	—	—	—	2
Additional paid-in capital	242	283	214	(497)	242
Retained earnings	1,666	(561)	558	3	1,666
Accumulated other comprehensive loss	(109)	(109)	—	109	(109)
Treasury stock	(2,026)	—	—	—	(2,026)

Total shareholders’ equity (deficit)	(225)	(387)	772	(385)	(225)

Total liabilities and shareholders’ equity (deficit)	$(223)	$3,180	$724	$(385)	$3,296

LORILLARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Balance Sheets
December 31, 2009
(In millions)

			All	Total
			Other	Consolidating
	Parent	Issuer	Subsidiaries	Adjustments	Consolidated

Assets:
Cash and cash equivalents	$130	$719	$535	$—	$1,384
Accounts receivable, less allowances of $3	—	9	—	—	9
Other receivables	—	35	6	—	41
Intercompany receivables	—	—	50	(50)	—
Inventories	—	281	—	—	281
Deferred income taxes	—	466	—	—	466

Total current assets	130	1,510	591	(50)	2,181
Investment in subsidiaries	(20)	581	—	(561)	—
Plant and equipment	—	237	—	—	237
Prepaid pension assets	—	60	—	—	60
Deferred income taxes	(5)	49	4	—	48
Other assets	—	34	15	—	49

Total assets	$105	$2,471	$610	$(611)	$2,575

Liabilities and Shareholders’ Equity (Deficit):
Accounts and drafts payable	$—	$23	$—	$—	$23
Accrued liabilities	18	300	—	—	318
Intercompany payables	—	50	—	(50)	—
Settlement costs	—	982	—	—	982
Income taxes	—	14	—	—	14

Total current liabilities	18	1,369	—	(50)	1,337
Long-term debt	—	722	—	—	722
Postretirement pension, medical and life insurance benefits	—	300	—	—	300
Other liabilities	—	116	13	—	129

Total liabilities	18	2,507	13	(50)	2,488

Shareholders’ Equity (Deficit):
Common stock	2	—	—	—	2
Additional paid-in capital	234	276	214	(490)	234
Retained earnings	1,282	(191)	383	(192)	1,282
Accumulated other comprehensive loss	(121)	(121)	—	121	(121)
Treasury stock	(1,310)	—	—	—	(1,310)

Total shareholders’ equity (deficit)	87	(36)	597	(561)	87

Total liabilities and shareholders’ equity (deficit)	$105	$2,471	$610	$(611)	$2,575

LORILLARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statements of Income
For the Year Ended December 31, 2010
(In millions)

			All	Total
			Other	Consolidating
	Parent	Issuer	Subsidiaries	Adjustments	Consolidated

Net sales (including excise taxes of $1,879)	$—	$5,932	$—	$—	$5,932
Cost of sales	—	3,809	—	—	3,809

Gross profit	—	2,123	—	—	2,123
Selling, general and administrative(1)	—	1,330	(932)	—	398

Operating income	—	793	932	—	1,725
Investment income	—	3	1	—	4
Interest expense	—	(91)	(3)	—	(94)

Income before taxes	—	705	930	—	1,635
Income taxes	—	268	338	—	606
Equity in earnings of subsidiaries	1,029	592	—	(1,621)	—

Net income	$1,029	$1,029	$592	$(1,621)	$1,029

(1)	Includes intercompany royalties between Issuer and other subsidiaries of a corresponding amount.

Condensed Consolidating Statements of Income
For the Year Ended December 31, 2009
(In millions)

			All	Total
			Other	Consolidating
	Parent	Issuer	Subsidiaries	Adjustments	Consolidated

Net sales (including excise taxes of $1,547)	$—	$5,233	$—	$—	$5,233
Cost of sales	—	3,327	—	—	3,327

Gross profit	—	1,906	—	—	1,906
Selling, general and administrative(1)	1	969	(605)	—	365

Operating income	(1)	937	605	—	1,541
Investment income	—	4	1	—	5
Interest expense	—	(26)	(1)	—	(27)

Income before taxes	(1)	915	605	—	1,519
Income taxes	—	354	217	—	571
Equity in earnings of subsidiaries	949	388	—	(1,337)	—

Net income	$948	$949	$388	$(1,337)	$948

(1)	Includes intercompany royalties between Issuer and other subsidiaries of a corresponding amount.

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

LORILLARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statements of Cash Flows
For the Year Ended December 31, 2010
(In millions)

			All	Total
			Other	Consolidating
	Parent	Issuer	Subsidiaries	Adjustments	Consolidated

Cash flows from operating activities:
Net income	$1,029	$1,029	$592	$(1,621)	$1,029
Adjustments to reconcile net income to net cash provided by operating activities:
Equity income from subsidiaries	(1,029)	(592)	—	1,621	—
Depreciation and amortization	—	35	—	—	35
Pension, health and life insurance contributions	—	(32)	—	—	(32)
Pension, health and life insurance benefits expense	—	30	—	—	30
Deferred income taxes	(5)	7	(1)	—	1
Share-based compensation	1	7	—	—	8
Excess tax benefits from share-based arrangements	—	(2)	—	—	(2)
Changes in operating assets and liabilities:
Accounts and other receivables	—	5	—	—	5
Inventories	—	4	—	—	4
Accounts payable and accrued liabilities	(16)	(14)	(16)	—	(46)
Settlement costs	—	78	—	—	78
Income taxes	(1)	(44)	11	—	(34)
Other current assets	—	(2)	—	—	(2)
Other assets	—	2	15	—	17
Return on investment in subsidiaries	1,398	401	—	(1,799)	—

Net cash provided by (used in) operating activities	1,377	912	601	(1,799)	1,091

Cash flows from investing activities:
Additions to plant and equipment	—	(40)	—	—	(40)
Return of capital	17	—	—	(17)	—

Net cash provided by (used in) investing activities	17	(40)	—	(17)	(40)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	1,000	—	—	1,000
Share repurchases	(716)	—	—	—	(716)
Dividends paid	(645)	(1,399)	(417)	1,816	(645)
Debt issuance costs	—	(13)	—	—	(13)
Excess tax benefits from share-based arrangements	—	2	—	—	2

Net cash provided by (used in) financing activities	(1,361)	(410)	(417)	1,816	(372)

Change in cash and cash equivalents	33	462	184	—	679
Cash and cash equivalents, beginning of year	130	719	535	—	1,384

Cash and cash equivalents, end of year	$163	$1,181	$719	$—	$2,063

LORILLARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statements of Cash Flows
For the Year Ended December 31, 2009
(In millions)

			All	Total
			Other	Consolidating
	Parent	Issuer	Subsidiaries	Adjustments	Consolidated

Cash flows from operating activities:
Net income	$948	$949	$388	$(1,337)	$948
Adjustments to reconcile net income to net cash provided by operating activities:
Equity income from subsidiaries	(949)	(388)	—	1,337	—
Depreciation and amortization	—	32	—	—	32
Pension, health and life insurance contributions	—	(37)	—	—	(37)
Pension, health and life insurance benefits expense	—	46	—	—	46
Deferred income taxes	—	(10)	1	—	(9)
Share-based compensation	—	5	—	—	5
Excess tax benefits from share-based arrangements	—	(1)	—	—	(1)
Changes in operating assets and liabilities:
Accounts and other receivables	—	16	(4)	—	12
Inventories	—	(26)	—	—	(26)
Accounts payable and accrued liabilities	18	39	(1)	—	56
Settlement costs	—	8	—	—	8
Other assets	—	(4)	—	—	(4)
Other	—	13	(6)	—	7
Return on investment in subsidiaries	1,635	350	—	(1,985)	—

Net cash provided by (used in) operating activities	1,652	992	378	(1,985)	1,037

Cash flows from investing activities:
Additions to plant and equipment	—	(51)	—	—	(51)
Return of capital	—	100	—	(100)	—

Net cash provided by (used in) investing activities	—	49	—	(100)	(51)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	750	—	—	750
Share repurchases	(910)	—	—	—	(910)
Dividends paid	(631)	(1,635)	(450)	2,085	(631)
Debt issuance costs	—	(5)	—	—	(5)
Proceeds from exercise of stock options	—	2	—	—	2
Excess tax benefits from share-based arrangements	—	1	—	—	1

Net cash provided by (used in) financing activities	(1,541)	(887)	(450)	2,085	(793)

Change in cash and cash equivalents	111	154	(72)	—	193
Cash and cash equivalents, beginning of year	19	565	607	—	1,191

Cash and cash equivalents, end of year	$130	$719	$535	$—	$1,384

LORILLARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statements of Cash Flows
For the Year Ended December 31, 2008
(In millions)

			All	Total
			Other	Consolidating
	Parent	Issuer	Subsidiaries	Adjustments	Consolidated

Cash flows from operating activities:
Net income	$887	$885	$369	$(1,254)	$887
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	32	—	—	32
Pension, health and life insurance contributions	—	(32)	—	—	(32)
Pension, health and life insurance benefits expense	—	21	—	—	21
Deferred income taxes	—	72	—	—	72
Share-based compensation	—	3	—	—	3
Gain on investments	—	(1)	1	—	—
Changes in operating assets and liabilities:
Accounts and other receivables	—	(38)	—	—	(38)
Inventories	—	(32)	—	—	(32)
Accounts payable and accrued liabilities	—	36	(8)	—	28
Settlement costs	—	43	—	—	43
Income taxes	2	3	—	—	5
Other assets	—	9	—	—	9
Other	—	(18)	—	—	(18)
Return on investment in subsidiaries	270	212	—	(482)	—

Net cash provided by (used in) operating activities	1,159	1,195	362	(1,736)	980

Cash flows from investing activities:
Additions to plant and equipment	—	(44)	—	—	(44)
Purchases of investments	—	(550)	(500)	—	(1,050)
Proceeds from sales of investments	—	50	495	—	545
Proceeds from maturities of investments	—	500	250	—	750
Return of capital	—	150	—	(150)	—

Net cash provided by investing activities	—	106	245	(150)	201

Cash flows from financing activities:
Share repurchases	(400)	—	—	—	(400)
Dividends paid	(804)	(1,156)	(730)	1,886	(804)
Excess tax benefits from share-based arrangements	—	4	—	—	4

Net cash used in financing activities	(1,204)	(1,152)	(730)	1,886	(1,200)

Change in cash and cash equivalents	(45)	149	(123)	—	(19)
Cash and cash equivalents, beginning of year	64	416	730	—	1,210

Cash and cash equivalents, end of year	$19	$565	$607	$—	$1,191

LORILLARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.	Legal Proceedings

Overview

As of February 9, 2011, 10,708 product liability cases are pending against cigarette manufacturers in the United States. Lorillard Tobacco is a defendant in 9,758 of these cases. Lorillard, Inc. is a co-defendant in 701 pending cases. A total of 7,082 of these lawsuits are Engle Progeny Cases, described below. In addition to the product liability cases, Lorillard Tobacco and, in some instances, Lorillard, Inc., are defendants in Filter Cases and Tobacco-Related Antitrust Cases.

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

Total Number of Cases
Pending Against Lorillard as
Type of Case	of February 9, 2011

Conventional Product Liability Cases	36
Engle Progeny Cases	7,082
West Virginia Individual Personal Injury Cases	40
Flight Attendant Cases	2,590
Class Action Cases	6
Reimbursement Cases	4
Filter Cases	34
Tobacco-Related Antitrust Cases	1

Conventional Product Liability Cases.  Conventional Product Liability Cases are brought by individuals who allege cancer or other health effects caused by smoking cigarettes, by using smokeless tobacco products, by addiction to tobacco, or by exposure to environmental tobacco smoke. Lorillard Tobacco is a defendant in each of the Conventional Product Liability cases listed in the table above, and Lorillard, Inc. is a co-defendant in two of the Conventional Product Liability cases.

Engle Progeny Cases.  Engle Progeny Cases are brought by individuals who purport to be members of the decertified Engle class. These cases are pending in a number of Florida courts. Lorillard Tobacco is a defendant in each of the Engle Progeny Cases listed in the above table and Lorillard, Inc. is a co-defendant in 695 Engle Progeny Cases. Some of the Engle Progeny Cases have been filed on behalf of multiple class members. The time period for filing Engle Progeny Cases expired in January 2008 and no additional cases may be filed. It is possible that courts may sever remaining suits filed by multiple class members into separate individual cases. As of February 9, 2011, trial was underway in one of the pending Engle Progeny Cases in which Lorillard Tobacco is a defendant, Mrozek (Circuit Court, Fourth Judicial Circuit, Duval County, Florida).

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

LORILLARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Reimbursement Cases.  Reimbursement Cases are brought by or on behalf of entities seeking equitable relief and reimbursement of expenses incurred in providing health care to individuals who allegedly were injured by smoking. Plaintiffs in these cases have included the U.S. federal government, U.S. state and local governments, foreign governmental entities, hospitals or hospital districts, American Indian tribes, labor unions, private companies and private citizens. Three Reimbursement Cases are pending against Lorillard Tobacco in the United States and one Reimbursement Case is pending in Israel. Lorillard, Inc. is a co-defendant in two of the Reimbursement Cases pending in the United States. Plaintiffs in the Reimbursement Case in Israel have attempted to assert claims against Lorillard, Inc. As of February 9, 2011, trial was underway in one of the pending Reimbursement Cases, City of St. Louis [Missouri] v. American Tobacco Co., Inc., et al. (Circuit Court, City of St. Louis, Missouri).

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

Filter Cases.  Filter Cases are brought by individuals, including former employees of Lorillard Tobacco, who seek damages resulting from their alleged exposure to asbestos fibers that were incorporated into filter material used in one brand of cigarettes manufactured by Lorillard Tobacco for a limited period of time ending more than 50 years ago. Lorillard Tobacco is a defendant in 33 of the 34 Filter Cases listed in the above table. Lorillard, Inc. is a co-defendant in two of the 33 Filter Cases that are pending against Lorillard Tobacco. Lorillard, Inc. is also a defendant in one additional Filter Case in which Lorillard Tobacco is not a defendant. As of February 9, 2011, trial was underway in one pending Filter Case, Lenney v. Armstrong International, Inc., et al. (Superior Court of California, San Francisco County).

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

LORILLARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Tobacco-Related Product Liability Litigation

Conventional Product Liability Cases

Since January 1, 2009, verdicts have been returned in five Conventional Product Liability Cases against cigarette manufacturers. Lorillard Tobacco was the only defendant in one of these five trials, Evans v. Lorillard Tobacco Company (Superior Court, Suffolk County, Massachusetts). In December 2010, the jury in Evans awarded $50 million in compensatory damages to the estate of a deceased smoker, $21 million in damages to the deceased smoker’s son, and $81 million in punitive damages. As of February 9, 2011, the case remained pending before the trial court because the judge had not issued a verdict as to a single claim that was not submitted for the jury’s consideration. It is possible the court will award additional damages to the plaintiffs in its verdict that addresses this final claim. As of February 9, 2011, the court had not ruled on the motions Lorillard Tobacco filed following the verdicts, which include motions for new trial, for judgment notwithstanding the verdict, and for reduction or elimination of the jury’s damages awards. The court is not expected to issue a final judgment until it disposes of the final claim or it rules on Lorillard Tobacco’s pending post-trial motions. Lorillard Tobacco may file additional post-trial motions after a final judgment is entered. Should the final judgment award damages to the plaintiff, Massachusetts statutes provide that the court may award prejudgment and post-judgment interest. It is possible the final judgment will incorporate the jury’s finding that the decedent was 30% responsible for her injuries, which could reduce the jury’s award of compensatory damages. The opportunity for Lorillard Tobacco to initiate an appeal from the verdicts in Evans will not begin until the final judgment is entered. Plaintiff has asked the court to enter a preliminary injunction that directs Lorillard Tobacco to set aside $272 million in cash or cash equivalents to secure the amounts awarded by the jury and the interest obligations plaintiff expects the court to order in a final judgment. As of February 9, 2011, the court had not ruled on plaintiff’s motion for preliminary injunction.

Neither Lorillard Tobacco nor Lorillard, Inc. was a defendant in the four remaining trials since January 1, 2009. Juries found in favor of the plaintiffs in each of these four trials. One of the four trials resulted in an award of compensatory damages to the plaintiff. Two of the four were re-trials that were ordered by appellate courts in which the juries were permitted to consider only the amounts of punitive damages to award. These two trials resulted in verdicts that awarded the plaintiffs $1.5 million in punitive damages in one of the cases and $13.8 million in punitive damages in the second. Appeals are pending in these three matters. In the fourth trial, plaintiff was awarded compensatory damages and $4 million in punitive damages. As of February 9, 2011, the court had not addressed all post-verdict issues in the fourth case.

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

LORILLARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of February 9, 2011, trial was not underway in any Conventional Product Liability Case. Some cases are scheduled for trial in 2011, including one in which Lorillard Tobacco is a defendant. Trial dates are subject to change.

Engle Progeny Cases

In 2006, the Florida Supreme Court issued a ruling in Engle v. R.J. Reynolds Tobacco Co., et al., that had been certified as a class action on behalf of Florida residents, and survivors of Florida residents, who were injured or died from medical conditions allegedly caused by addiction to smoking. During a three-phase trial, a Florida jury awarded compensatory damages to three individuals and approximately $145 billion in punitive damages to the certified class. In its 2006 decision, the Florida Supreme Court vacated the punitive damages award, determined that the case could not proceed further as a class action and ordered decertification of the class. The Florida Supreme Court also reinstated the compensatory damages awards to two of the three individuals whose claims were heard during the first phase of the Engle trial. These two awards totaled $7 million, and both verdicts were paid in February 2008. Lorillard Tobacco’s payment to these two individuals, including interest, totaled approximately $3 million.

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

Some of the Engle Progeny Cases were filed on behalf of multiple plaintiffs. Various courts have entered orders severing the cases filed by multiple plaintiffs into separate actions. In 2009, one Florida federal court entered orders that severed the claims of approximately 4,400 Engle Progeny plaintiffs, initially asserted in a small number of multi-plaintiff actions, into separate lawsuits. In some cases, spouses or children of alleged former class members have also brought derivative claims. In 2010, one Florida federal court approved plaintiffs’ motions to dismiss approximately 500 cases in deference to cases filed by these individuals that are pending in state court.

The Engle Progeny Cases are pending in various Florida state and federal courts. Some of these courts, including courts that have presided over Engle Progeny Cases that have been tried, have issued rulings that address whether these individuals are entitled to rely on a number of the jury’s findings in favor of the plaintiffs in the first phase of the Engle trial. Some of these decisions have led to appeals, and some of these appeals are pending. In one of these appeals, the U.S. Court of Appeals for the Eleventh Circuit returned to a federal trial court for further consideration the question of how courts should apply the jury’s findings in favor of the plaintiffs in the first phase of the Engle trial. The Court of Appeals determined that, based on Florida law, plaintiffs in the Engle Progeny Cases are entitled to some use of those jury findings but that, on the basis of the appellate record, it was premature for the Court of Appeals to decide what use plaintiffs can make of these findings. The Court of Appeals did not address the question of the effect of federal due process limitations on the application of the jury findings on the basis that consideration of federal constitutional limitations was not necessary to its decision. In another appeal, an intermediate state appellate court issued a decision in December 2010 in which it ruled that the trial court correctly construed the Florida Supreme Court’s 2006 decision and that it properly instructed the jury on the preclusive effect of certain of the Engle jury’s findings.

Lorillard Tobacco and Lorillard, Inc. are defendants in Engle Progeny Cases that have been placed on courts’ 2011 trial calendars or in which specific trial dates have been set. Trial schedules are subject to change and it is not possible to predict how many of the cases pending against Lorillard Tobacco or Lorillard, Inc.

LORILLARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

will be tried during 2011. It also is not possible to predict whether some courts will implement procedures that consolidate multiple Engle Progeny Cases for trial.

As of February 9, 2011, trial was underway in four Engle Progeny Cases. Lorillard Tobacco is a defendant in one of these four cases, Mrozek, pending in the Circuit Court, Fourth Judicial District, of Duval County, Florida. Lorillard, Inc. was not a defendant in any of the four cases in which trial was underway as of February 9, 2011.

Lorillard Tobacco was a defendant in one of the Engle Progeny Cases in which a verdict was returned. In Rohr v. R.J. Reynolds Tobacco Company, et al. (Circuit Court, Broward County, Florida), a jury returned a verdict in favor of the defendants, including Lorillard Tobacco. Lorillard, Inc. was not a defendant in Rohr. Plaintiff in Rohr did not pursue an appeal and the case is concluded.

As of February 9, 2011, verdicts have been returned in 31 Engle Progeny Cases since the Florida Supreme Court issued its 2006 ruling that permitted members of the Engle class to bring individual lawsuits in which neither Lorillard Tobacco nor Lorillard, Inc. was a defendant at trial. Juries awarded compensatory damages and punitive damages in 14 of the trials. The 14 punitive damages awards have totaled $527 million and have ranged from $270,000 to $244 million. In six of the trials, juries’ awards were limited to compensatory damages. In the eleven remaining trials, juries found in favor of the defendants.

As of February 9, 2011, defendants had noticed appeals in each of the 20 verdicts in which plaintiffs were awarded damages. None of the 20 Engle Progeny trials in which plaintiffs were awarded damages since the Florida Supreme Court’s 2006 decision had reached a final resolution as of February 9, 2011. In some of the trials decided in defendants’ favor, plaintiffs have filed motions challenging the verdicts. As of February 9, 2011, none of these motions had resulted in rulings in favor of the plaintiffs.

In a case tried prior to the Florida Supreme Court’s 2006 decision permitting members of the Engle class to bring individual lawsuits, one Florida court allowed the plaintiff to rely at trial on certain of the Engle jury’s findings. That trial resulted in a verdict for the plaintiffs in which they were awarded approximately $25 million in compensatory damages. Neither Lorillard Tobacco nor Lorillard, Inc. was a party to this case. In March 2010, a Florida appellate court affirmed the jury’s verdict. The court denied defendants’ petitions for rehearing in May 2010, and the defendants have satisfied the judgment by paying the damages award.

In June 2009, Florida amended the security requirements for a stay of execution of any judgment during the pendency of appeal in Engle Progeny Cases. The amended statute provides for the amount of security for individual Engle Progeny Cases to vary within prescribed limits based on the number of adverse judgments that are pending on appeal at a given time. The required security decreases as the number of appeals increases to ensure that the total security posted or deposited does not exceed $200 million in the aggregate. This amended statute applies to all judgments entered on or after June 16, 2009 and expires on December 31, 2012. The plaintiffs in four cases have challenged the constitutionality of the amended statute. As of February 9, 2011, the court hearing three of the cases denied plaintiffs’ challenges while the court hearing the fourth case had not issued a ruling.

West Virginia Individual Personal Injury Cases

The West Virginia Individual Personal Injury Cases are brought by individuals who allege cancer or other health effects caused by smoking cigarettes, by smoking cigars, or by using smokeless tobacco products are in a single West Virginia court. A total of 639 West Virginia Individual Personal Injury Cases are pending. Most of the pending cases have been consolidated for trial. The order that consolidated the cases for trial, among other things, also limited the consolidation to those cases that were filed by September 2000. No additional West Virginia Personal Injury Cases may be consolidated for trial with this group.

LORILLARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In September 2000, there were approximately 1,250 West Virginia Personal Injury Cases, and Lorillard Tobacco was named in all but a few of them. Plaintiffs in most of the cases alleged injuries from smoking cigarettes, and the claims alleging injury from smoking cigarettes have been consolidated for a multi-phase trial (the “IPIC Cases”). Approximately 600 IPIC Cases have been dismissed in their entirety. Lorillard Tobacco has been dismissed from approximately 610 additional IPIC Cases because those plaintiffs did not submit evidence that they used a Lorillard Tobacco product. These additional IPIC Cases remain pending against other cigarette manufacturers and some or all of the dismissals of Lorillard Tobacco could be contested in subsequent appeals. As of February 9, 2011, Lorillard Tobacco was a defendant in 33 of the pending IPIC Cases. Lorillard, Inc. is not a defendant in any of the IPIC Cases.

The court has severed from the IPIC Cases those claims alleging injury from the use of tobacco products other than cigarettes, including smokeless tobacco and cigars (the “Severed IPIC Claims”). The Severed IPIC Claims involve 29 plaintiffs. Twenty-seven of these plaintiffs have asserted both claims alleging that their injuries were caused by smoking cigarettes as well as claims alleging that their injuries were caused by using other tobacco products. The former claims will be considered during the consolidated trial of the IPIC Cases, while the latter claims are among the Severed IPIC Claims. Lorillard Tobacco is a defendant in seven of the Severed IPIC Claims. Lorillard, Inc. is not a defendant in any of the Severed IPIC Claims. Two plaintiffs have asserted only claims alleging that injuries were caused by using tobacco products other than cigarettes, and no part of their cases will be considered in the consolidated trial of the IPIC Cases (the “Severed IPIC Cases”). Neither Lorillard Tobacco nor Lorillard, Inc. is a defendant in either of the Severed IPIC Cases.

The court has entered a trial plan for the IPIC Cases that calls for a multi-phase trial. The first phase of that trial is scheduled to begin on October 17, 2011. As of February 9, 2011, the Severed IPIC Claims and the Severed IPIC Cases were not subject to a trial plan. None of the Severed IPIC Claims or the Severed IPIC Cases were scheduled for trial as of February 9, 2011. Trial dates are subject to change.

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

LORILLARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

verdict, as reduced by the trial court, was affirmed on appeal and the defendants have paid the award. Lorillard Tobacco’s share of the judgment in this matter, including interest, was approximately $60,000.

As of February 9, 2011, none of the Flight Attendant Cases were scheduled for trial. Trial dates are subject to change.

In 2010, some of the attorneys who represent the plaintiffs in the Flight Attendant Cases filed a motion for sanctions against the defendants, including Lorillard Tobacco, in which plaintiffs alleged that the defendants engaged in certain conduct. In the motion for sanctions, as amended, plaintiffs contend that Philip Morris USA, R.J. Reynolds Tobacco Company and Brown & Williamson Tobacco Corporation tortuously interfered with negotiations the plaintiffs in the Flight Attendant Cases initiated with Lorillard Tobacco and caused Lorillard Tobacco to reject plaintiffs’ offers of judgment. Plaintiffs in all of the Flight Attendant Cases submitted offers of judgment to Lorillard Tobacco during 2000 that proposed to resolve plaintiffs’ claims against Lorillard Tobacco in each of the pending Flight Attendant Cases in which plaintiffs allege lung cancer for $15,000 and to resolve all remaining Flight Attendant Cases for $2,650. Plaintiffs contend in the motion for sanctions that Lorillard Tobacco’s subsequent rejection of the offers of judgment was prompted by an agreement it reached with Philip Morris USA, R.J. Reynolds Tobacco Company and Brown & Williamson Tobacco Corporation to partially indemnify Lorillard Tobacco should it be required to satisfy any judgment for attorneys’ fees returned against it in the Flight Attendant Cases. Plaintiffs contend this agreement constitutes misconduct and that it violates the Broin settlement agreement. Plaintiffs seek $30 million in sanctions, plus interest of 9% from the date of the anticipated acceptance of the offers of judgment, on behalf of all of the plaintiffs in the Flight Attendant Cases.

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

The Scott Case.  In one of the class actions pending against Lorillard Tobacco, Scott v. The American Tobacco Company, et al.  (District Court, Orleans Parish, Louisiana, filed May 24, 1996), the Louisiana Court of Appeal, Fourth Circuit, issued a decision in April 2010 (the “April 2010 Decision”) that modified the trial court’s 2008 amended final judgment. The April 2010 Decision reduced the judgment amount from approximately $264 million to approximately $242 million to fund a ten year, court-supervised smoking cessation program. The April 2010 Decision also changed the date on which the award of post-judgment interest will accrue to July 2008. Interest awarded by the amended final judgment will continue to accrue from July 2008 until the judgment either is paid or is reversed on appeal. As of February 9, 2011, judicial interest totaled approximately $32.1 million. Lorillard, Inc., which was a party to the case in the past, is no longer a defendant.

In its April 2010 Decision, the Court of Appeal expressly preserved defendants’ right to assert claims on unspent or surplus funds, should any such funds be present, at the conclusion of the ten-year smoking cessation program.

The Louisiana Supreme Court denied review of the petitions that were filed by the defendants and the plaintiffs. The U.S. Supreme Court has granted defendants’ application to stay execution of the amended final

LORILLARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

judgment until defendants’ petition for writ of certiorari is resolved. As of February 9, 2011, the U.S. Supreme Court had not determined whether it would grant review of defendants’ certiorari petition.

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

The parties filed a stipulation in the trial court agreeing that an article of Louisiana law required that the amount of the bond for the appeal be set at $50 million for all defendants collectively. The parties further agreed that the plaintiffs have full reservations of rights to contest in the trial court the sufficiency of the bond on any grounds. Defendants collectively posted a surety bond in the amount of $50 million, of which Lorillard Tobacco secured 25%, or $12.5 million, which is classified as restricted cash within other current assets on the consolidated balance sheet. While Lorillard Tobacco believes the limitation on the appeal bond amount is valid as required by Louisiana law, in the event of a successful challenge the amount of the appeal bond could be set as high as 150% of the judgment and judicial interest combined. If such an event occurred, Lorillard Tobacco’s share of the appeal bond has not been determined.

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

LORILLARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

“Lights” Class Action Cases.  Neither Lorillard Tobacco nor Lorillard, Inc. is a defendant in another approximately 35 Class Action Cases in which plaintiffs’ claims are based on the allegedly fraudulent marketing of “light” or “ultra-light” cigarettes. Classes have been certified in some of these cases. In one of the “lights” Class Action Cases, Good v. Altria Group, Inc., et al., the U.S. Supreme Court ruled in December 2008 that neither the Federal Cigarette Labeling and Advertising Act nor the Federal Trade Commission’s regulation of cigarettes’ tar and nicotine disclosures preempts (or bars) some of plaintiffs’ claims. In 2009, the Judicial Panel on Multidistrict Litigation consolidated various federal court “lights” Class Action Cases pending against Philip Morris USA or Altria Group and transferred those cases to the U.S. District Court of Maine. As of February 9, 2011, 16 cases were part of that consolidated proceeding.

Reimbursement Cases

Lorillard Tobacco is a defendant in the three Reimbursement Cases that are pending in the U.S. and it has been named as a party to a case in Israel. Lorillard, Inc. is a co-defendant in two of the three cases pending in the U.S. Plaintiffs in the case in Israel have attempted to assert claims against Lorillard, Inc. Plaintiffs in another case filed in the U.S. have the option of pursuing an appeal from an order entered in December 2010 that dismissed the case in favor of the defendants. As of February 9, 2011, plaintiffs in this matter had not sought appellate review of the dismissal order.

As of February 9, 2011, trial was underway in one of the three Reimbursement Cases pending in the U.S., City of St. Louis [Missouri] v. American Tobacco Co., Inc., et al. (Circuit Court, City of St. Louis, Missouri, filed November 25, 1998). Along with other cigarette manufacturers, Lorillard Tobacco and Lorillard, Inc. are defendants in City of St. Louis. Plaintiffs are suing on behalf of 37 Missouri hospitals.

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

LORILLARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The State Settlement Agreements provide that the agreements are not admissions, concessions or evidence of any liability or wrongdoing on the part of any party, and were entered into by the Original Participating Manufacturers to avoid the further expense, inconvenience, burden and uncertainty of litigation. Lorillard recorded pretax charges for its obligations under the State Settlement Agreements of $300 million and $1.212 billion for the three and twelve months ended December 31, 2010, respectively, and $280 million and $1.128 billion for the three and twelve months ended December 31, 2009, respectively. Lorillard’s portion of ongoing adjusted settlement payments and legal fees is based on its share of domestic cigarette shipments in the year preceding that in which the payment is due. Accordingly, Lorillard records its portions of ongoing adjusted settlement payments as part of cost of manufactured products sold as the related sales occur.

The State Settlement Agreements require that the domestic tobacco industry make annual payments of $10.4 billion, subject to adjustment for several factors, including inflation, market share and industry volume.

LORILLARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Filter Cases

In addition to the above, claims have been brought against Lorillard Tobacco and Lorillard, Inc. by individuals who seek damages resulting from their alleged exposure to asbestos fibers that were incorporated into filter material used in one brand of cigarettes manufactured by Lorillard Tobacco for a limited period of time ending more than 50 years ago. Lorillard Tobacco is a defendant in 34 Filter Cases. Lorillard, Inc. is a defendant in three Filter Cases, including two that also name Lorillard Tobacco. Since January 1, 2009, Lorillard Tobacco has paid, or has reached agreement to pay, a total of approximately $15.6 million in settlements to finally resolve 46 claims. The related expense was recorded in selling, general and administrative expenses on the consolidated statements of income. Since January 1, 2009, a verdict has been returned in one Filter Case, Cox v. Asbestos Corporation, Ltd., et al, which was tried in the Superior Court of California, Los Angeles County. Plaintiffs in the Cox case voluntarily dismissed Lorillard Tobacco from their appeal to the California Court of Appeals and the matter is concluded. As of February 9, 2011, trial was underway in one Filter Case in which Lorillard Tobacco is a defendant, Lenney v. Armstrong International, Inc., et al., (Superior Court of California, San Francisco County). As of February 9, 2011, nine Filter Cases were scheduled for trial or have been placed on courts’ trial calendars. Trial dates are subject to change.

LORILLARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Tobacco-Related Antitrust Cases

Indirect Purchaser Suits

Approximately 30 antitrust suits were filed in 2000 and 2001 on behalf of putative classes of consumers in various state courts against cigarette manufacturers. The suits all alleged that the defendants entered into agreements to fix the wholesale prices of cigarettes in violation of state antitrust laws which permit indirect purchasers, such as retailers and consumers, to sue under price fixing or consumer fraud statutes. More than 20 states permit such suits. Lorillard Tobacco was a defendant in all but one of these indirect purchaser cases. Lorillard, Inc. was not named as a defendant in any of these cases. Three indirect purchaser suits, in New York, Florida and Michigan, thereafter were dismissed by courts in those states, and the plaintiffs withdrew their appeals. The actions in all other states, except for Kansas, were either voluntarily dismissed or dismissed by the courts.

In the Kansas case, the District Court of Seward County certified a class of Kansas indirect purchasers in 2002. In July 2006, the Court issued an order confirming that fact discovery was closed, with the exception of privilege issues that the Court determined, based on a Special Master’s report, justified further fact discovery. In October 2007, the Court denied all of the defendants’ privilege claims, and the Kansas Supreme Court thereafter denied a petition seeking to overturn that ruling. Discovery currently is ongoing. As of February 9, 2011, the Court had not set dates for dispositive motions and trial.

MSA-Related Antitrust Suit

In October 2008, Lorillard Tobacco was named as a defendant in an action filed in the Western District of Kentucky, Vibo Corporation, Inc. d/b/a/ General Tobacco v. Conway, et al. The suit alleges that the named defendants, which include 52 state and territorial attorneys general and 19 tobacco manufacturers, violated the federal Sherman Antitrust Act of 1890 (the “Sherman Act”) by entering into and participating in the MSA. The plaintiff alleges that MSA participants, such as itself, that were not in existence when the MSA was executed in 1998 but subsequently became participants, are unlawfully required to pay significantly more sums to the states than companies that joined the MSA within 90 days after its execution. In addition to the Sherman Act claim, plaintiff has raised a number of constitutional claims against the states. Plaintiff seeks a declaratory judgment in its favor on all claims, an injunction against the continued enforcement of the MSA, treble damages against the tobacco manufacturer defendants, including Lorillard Tobacco, and damages and injunctive relief against the states, including contract recession and restitution. In December 2008, the court dismissed the complaint against all defendants, including Lorillard Tobacco. The court entered its final judgment dismissing the suit in January 2010. Thereafter, the plaintiff filed a notice of appeal to the federal Court of Appeals for the Sixth Circuit. As of February 9, 2011, no other filings had been made.

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

LORILLARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2010 as required under Section 404 of the Sarbanes-Oxley Act of 2002. Management’s assessment of the effectiveness of our internal control over financial reporting was conducted using the criteria in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2010.

The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by Deloitte & Touche LLP, our independent registered public accounting firm, as stated in their attestation report included herein.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Lorillard, Inc.
Greensboro, North Carolina.

We have audited the internal control over financial reporting of Lorillard, Inc. and Subsidiaries (the “Company”) as of December 31, 2010 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2010 of the Company and our report dated February 18, 2011 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Charlotte, North Carolina
February 18, 2011

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is contained in our proxy statement for our 2011 Annual Meeting of Shareholders to be held on May 19, 2011, to be filed pursuant to Section 14 of the Exchange Act, and is incorporated herein by reference.

Item 11.	EXECUTIVE COMPENSATION

The information required by this item is contained in our proxy statement for our 2011 Annual Meeting of Shareholders to be held on May 19, 2011, to be filed pursuant to Section 14 of the Exchange Act, and is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is contained in our proxy statement for our 2011 Annual Meeting of Shareholders to be held on May 19, 2011, to be filed pursuant to Section 14 of the Exchange Act, and is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is contained in our proxy statement for our 2011 Annual Meeting of Shareholders to be held on May 19, 2011, to be filed pursuant to Section 14 of the Exchange Act, and is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is contained in our proxy statement for our 2011 Annual Meeting of Shareholders to be held on May 19, 2011, to be filed pursuant to Section 14 of the Exchange Act, and is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Listing of Documents

(1) Financial Statements

The Company’s Consolidated Financial Statements included in Item 8 hereof, as required at December 31, 2010 and December 31, 2009, and for the periods ended December 31, 2010, December 31, 2009 and December 31, 2008, consist of the following:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Income

Consolidated Statements of Cash Flows

Consolidated Statements of Shareholders’ Equity (Deficit)

Notes to Consolidated Financial Statements

(2) Financial Statement Schedule

Financial Statement Schedule of the Company appended hereto, as required for the periods ended December 31, 2010, December 31, 2009 and December 31, 2008, consists of the following:

Valuation and Qualifying Accounts

(3) Exhibits

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation of Lorillard, Inc., incorporated herein by reference to Exhibit 3.1 to our Current Report on Form 8-K (File No. 1-34097) filed on June 12, 2008
3.2	Amended and Restated Bylaws of Lorillard, Inc., as of February 25, 2010, incorporated herein by reference to Exhibit 3.2 to our Current Report on Form 8-K filed (File No. 1-34097) on March 2, 2010
3.3	Certificate of Amendment of Certificate of Incorporation of Lorillard Tobacco Company and Certificate of Incorporation of Lorillard Tobacco Company, incorporated herein by reference to Exhibit 3.3 to Lorillard, Inc.’s Registration Statement on Form S-3 (File No. 333-159902) filed on June 11, 2009
3.4	Bylaws of Lorillard Tobacco Company, incorporated herein by reference to Exhibit 3.4 to Lorillard, Inc.’s Registration Statement on Form S-3 (File No. 333-159902) filed on June 11, 2009
4.1	Specimen certificate for shares of common stock of Lorillard, Inc., incorporated herein by reference to Exhibit 4.1 to our Amended Registration Statement on Form S-4 (File No. 333-149051) filed on May 9, 2008
4.2	Indenture, dated June 23, 2009, among Lorillard Tobacco Company, Lorillard, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee, incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K (File No. 1-34097) filed on June 23, 2009
4.3	First Supplemental Indenture, dated June 23, 2009, among Lorillard Tobacco Company, Lorillard, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee, incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K (File No. 1-34097) filed on June 23, 2009
4.4	Second Supplemental Indenture, dated April 12, 2010, among Lorillard Tobacco Company, Lorillard, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee, incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K (File No. 1-34097) filed on April 12, 2010
4.5	Form of 8.125% Senior Note due 2019 of Lorillard Tobacco Company, incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K (File No. 1-34097) filed on June 23, 2009

Exhibit
Number	Description

4.6	Form of 6.875% Senior Note due 2020 of Lorillard Tobacco Company, incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K (File No. 1-34097) filed on April 12, 2010
4.7	Form of 8.125% Senior Note due 2040 of Lorillard Tobacco Company, incorporated by reference of Exhibit 4.4 to our Current Report on Form 8-K (File No. 1-34097) filed on April 12, 2010
4.8	Form of Guarantee Agreement of Lorillard, Inc. for the 8.125% Senior Notes due 2019 of Lorillard Tobacco Company, incorporated by reference to Exhibit 4.4 to Lorillard, Inc.’s Current Report on Form 8-K filed on June 23, 2009
4.9	Form of Guarantee Agreement of Lorillard, Inc. for the 6.875% Senior Notes due 2020 of Lorillard Tobacco Company, incorporated by reference to Exhibit 4.5 to our Current Report on Form 8-K (File No. 1-34097) filed on April 12, 2010
4.10	Form of Guarantee Agreement of Lorillard, Inc. for the 8.125% Senior Notes due 2040 of Lorillard Tobacco Company, incorporated by reference to Exhibit 4.6 to our Current Report on Form 8-K (File No. 1-34097) filed on April 12, 2010
10.1	Separation Agreement between Loews Corporation and Lorillard, Inc., Lorillard Tobacco Company, Lorillard Licensing Company, LLC, One Park Media Services, Inc. and Plisa, S.A., incorporated herein by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q (File No. 1-34097) filed on August 7, 2008
10.2	Amended and Restated Employment Agreement between Lorillard, Inc. and Martin L. Orlowsky, dated December 19, 2008, incorporated by reference to Exhibit 10.2 to our Annual Report on Form 10-K (File No. 1-34097) filed on March 2, 2009†
10.3	Comprehensive Settlement Agreement and Release with the State of Florida to settle and resolve with finality all present and future economic claims by the State and its subdivisions relating to the use of or exposure to tobacco products, incorporated herein by reference to Exhibit 10 to Loews’s Report on Form 8-K (File No. 1-6541) filed September 5, 1997
10.4	Comprehensive Settlement Agreement and Release with the State of Texas to settle and resolve with finality all present and future economic claims by the State and its subdivisions relating to the use of or exposure to tobacco products, incorporated herein by reference to Exhibit 10 to Loews’s Report on Form 8-K (File No. 1-6541) filed February 3, 1998
10.5	State of Minnesota Settlement Agreement and Stipulation for Entry of Consent Judgment to settle and resolve with finality all claims of the State of Minnesota relating to the subject matter of this action which have been or could have been asserted by the State, incorporated herein by reference to Exhibit 10.1 to Loews’s Report on Form 10-Q for the quarter ended March 31, 1998 (File No. 1-6541) filed May 15, 1998
10.6	State of Minnesota Consent Judgment relating to the settlement of tobacco litigation, incorporated herein by reference to Exhibit 10.2 to Loews’s Report on Form 10-Q for the quarter ended March 31, 1998 (File No. 1-6541) filed May 15, 1998
10.7	State of Minnesota Settlement Agreement and Release relating to the settlement of tobacco litigation, incorporated herein by reference to Exhibit 10.3 to Loews’s Report on Form 10-Q for the quarter ended March 31, 1998 (File No. 1-6541) filed May 15, 1998
10.8	State of Minnesota State Escrow Agreement relating to the settlement of tobacco litigation, incorporated herein by reference to Exhibit 10.6 to Loews’s Report on Form 10-Q for the quarter ended March 31, 1998 (File No. 1-6541) filed May 15, 1998
10.9	Stipulation of Amendment to Settlement Agreement and For Entry of Agreed Order, dated July 2, 1998, regarding the settlement of the State of Mississippi health care cost recovery action, incorporated herein by reference to Exhibit 10.1 to Loews’s Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 1-6541) filed August 14, 2008
10.10	Mississippi Fee Payment Agreement, dated July 2, 1998, regarding the payment of attorneys’ fees, incorporated herein by reference to Exhibit 10.2 to Loews’s Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 1-6541) filed August 14, 2008

Exhibit
Number	Description

10.11	Stipulation of Amendment to Settlement Agreement and For Entry of Consent Decree, dated July 24, 1998, regarding the settlement of the Texas health care cost recovery action, incorporated herein by reference to Exhibit 10.4 to Loews’s Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 1-6541) filed on August 14, 2008
10.12	Texas Fee Payment Agreement, dated July 24, 1998, regarding the payment of attorneys’ fees, incorporated herein by reference to Exhibit 10.5 to Loews’s Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 1-6541) filed on August 14, 2008
10.13	Stipulation of Amendment to Settlement Agreement and For Entry of Consent Decree, dated September 11, 1998, regarding the settlement of the Florida health care cost recovery action, incorporated herein by reference to Exhibit 10.1 to Loews’s Report on Form 10-Q for the quarter ended September 30, 1998 (File No. 1-6541) filed November 17, 2008
10.14	Florida Fee Payment Agreement, dated September 11, 1998, regarding the payment of attorneys’ fees, incorporated herein by reference to Exhibit 10.2 to Loews’s Report on Form 10-Q for the quarter ended September 30, 1998 (File No. 1-6541) filed November 17, 2008
10.15	Master Settlement Agreement with 46 states, the District of Columbia, the Commonwealth of Puerto Rico, Guam, the U.S. Virgin Islands, American Samoa and the Northern Marianas to settle the asserted and unasserted health care cost recovery and certain other claims of those states, incorporated herein by reference to Exhibit 10 to Loews’s Current Report on Form 8-K (File No. 1-6541) filed November 25, 1998
10.16	Form of Assignment and Assumption of Services Agreement, dated as of April 1, 2008, by and between R.J. Reynolds Tobacco Company and R.J. Reynolds Global Products, Inc., with a joinder by Lorillard Tobacco Company, incorporated herein by reference to Exhibit 10.17 to our Amended Registration Statement on Form S-4 (File No. 333-149051) filed on March 26, 2008
10.17	Lorillard, Inc. 2008 Incentive Compensation Plan, incorporated herein by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (File No. 1-34097) filed on August 7, 2008†
10.18	Form of Lorillard, Inc. indemnification agreement for directors and executive officers, incorporated herein by reference to Exhibit 10.19 to our Amended Registration Statement on Form S-4 (File No. 333-149051) filed on May 9, 2008†
10.19	Form of Severance Agreement for named executive officers, incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K (File No. 1-34097) filed on July 10, 2008†
10.20	Amendment to Supply Agreement for Reconstituted Tobacco, dated October 30, 2008, by and between R.J. Reynolds Tobacco Company and Lorillard Tobacco Company, incorporated herein by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 1-34097) filed on November 4, 2008#
10.21	Form of Stock Appreciation Rights Award Certificate, incorporated herein by reference to Exhibit 10.7 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 1-34097) filed on November 4, 2008†
10.22	Form of Stock Option Award Certificate, incorporated herein by reference to Exhibit 10.22 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (File No. 1-34097) filed on May 6, 2010†
10.23	Form of Restricted Stock Award Certificate, incorporated herein by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q (File No. 1-34097) filed on May 5, 2009†
10.27	Credit Agreement, dated March 26, 2010, among Lorillard Tobacco Company, as borrower, Lorillard, Inc., as parent guarantor, the lenders referred to therein, and JPMorgan Chase Bank, N.A., as Administrative Agent, incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 1-34097) filed on March 26, 2010
10.25	Consulting Agreement between Lorillard, Inc. and Martin L. Orlowsky, dated August 12, 2010, incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K (File No. 1-34097) filed on August 12, 2010†

Exhibit
Number		Description

10.26		Offer Letter between Lorillard, Inc. and Murray S. Kessler, dated August 12, 2010, incorporated herein by reference to Exhibit 10.3 to our Current Report on Form 8-K (File No. 1-34097) filed on August 12, 2010†
10.27		Severance Agreement between Lorillard, Inc. and Murray S. Kessler, dated October 11, 2010, incorporated herein by reference to Exhibit 10.26 to our Quarterly Report on Form 10-Q (File No. 1-34097) filed on October 27, 2010†
11.1		Statement regarding computation of earnings per share. (See Note 11 to the consolidated financial statements.)*
12.1		Computation of Ratio of Earnings to Fixed Charges*
21.1		Subsidiaries of Lorillard, Inc.*
23.1		Consent of Registered Public Accounting Firm*
23.2		Consent of Management Science Associates, Inc., incorporated herein by reference to Exhibit 23.2 to our Annual Report on Form 10-K (File No. 1-34097) filed on March 2, 2009
31.1		Certification by the Chief Executive Officer of Lorillard, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a)*
31.2		Certification by the Chief Financial Officer of Lorillard, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a)*
32.1		Certification by the Chief Executive Officer and Chief Financial Officer of Lorillard, Inc. pursuant to 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002)*
101	.INS	XBRL Instance Document**
101	.SCH	XBRL Taxonomy Extension Schema Document**
101	.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101	.LAB	XBRL Taxonomy Extension Label Linkbase Document**
101	.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**
101	.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

*	Filed herewith.

**	Pursuant to applicable securities laws and regulations, the Company is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Company has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fails to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.

#	Confidential treatment has been granted for certain portions of this exhibit pursuant to an order under the Exchange Act of 1934, as amended, which portions have been omitted and filed separately with the Securities and Exchange Commission.

†	Management or compensatory plan or arrangement required to be filed pursuant to Item 601(b)(10) of Regulation S-K.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 18, 2011.

LORILLARD, INC.

By:	/s/ MURRAY S. KESSLER
Name:     Murray S. Kessler

Title:	Chairman, President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons in the capacities indicated on February 18, 2011. The undersigned hereby constitute and appoint Murray S. Kessler, David H. Taylor and Ronald S. Milstein, and each of them, their true and lawful agents and attorneys-in-fact with full power and authority in said agents and attorneys-in-fact, and in any one or more of them, to sign for the undersigned and in their respective names as directors and officers of Lorillard, Inc., any amendment or supplement hereto. The undersigned hereby confirm all acts taken by such agents and attorney-in-fact, or any one or more of them, as herein authorized.

Signature	Title

/s/ MURRAY S. KESSLER Murray S. Kessler	Chairman, President and Chief Executive Officer (Principal Executive Officer)

/s/ DAVID H. TAYLOR David H. Taylor	Executive Vice President, Finance and Planning and Chief Financial Officer (Principal Financial Officer)

/s/ ANTHONY B. PETITT Anthony B. Petitt	Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)

/s/ ROBERT C. ALMON Robert C. Almon	Director

/s/ DIANNE NEAL BLIXT Dianne Neal Blixt	Director

/s/ VIRGIS W. COLBERT Virgis W. Colbert	Director

/s/ DAVID E. R. DANGOOR David E. R. Dangoor	Director

/s/ KIT D. DIETZ Kit D. Dietz	Director

/s/ RICHARD W. ROEDEL Richard W. Roedel	Director

/s/ NIGEL TRAVIS Nigel Travis	Director

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS OF LORILLARD, INC. AND SUBSIDIARIES

Column A	Column B	Column C		Column D	Column E
		Additions
	Balance at	Charged to	Charged		Balance at
	Beginning	Costs and	to Other		End of
Description	of Period	Expenses	Accounts	Deductions(1)	Period
	(In millions)

For the Year Ended December 31, 2010
Deducted from assets:
Allowance for discounts	$1	$177	$—	$177	$1
Allowance for doubtful accounts	2	—	—	—	2

Total	$3	$177	$—	$177	$3

For the Year Ended December 31, 2009
Deducted from assets:
Allowance for discounts	$—	$175	$—	$174	$1
Allowance for doubtful accounts	2	—	—	—	2

Total	$2	$175	$—	$174	$3

For the Year Ended December 31, 2008
Deducted from assets:
Allowance for discounts	$—	$145	$—	$145	$—
Allowance for doubtful accounts	2	—	$—	—	2

Total	$2	$145	$—	$145	$2

(1)	Discounts allowed.