Form 10-Q
period 2011-03-31
LORILLARD, INC.
filed 2011-05-03
CIK 1424847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

Class	Outstanding at April 27, 2011

Common stock, $0.01 par value	143,704,951 shares

Page No.
PART I. FINANCIAL INFORMATION	1

Item 1. Financial Statements	1

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	29

Item 3. Quantitative and Qualitative Disclosures about Market Risk	37

Item 4. Controls and Procedures	38

PART II. OTHER INFORMATION	38

Item 1. Legal Proceedings	38

Item 1A. Risk Factors	38

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	43

Item 3. Defaults Upon Senior Securities	43

Item 4. [Reserved]	43

Item 5. Other Information	43

Item 6. Exhibits	43

SIGNATURES	S-1
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
LORILLARD, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS

	March 31,	December 31,
(In millions, except share and per share data)	2011	2010
	(Unaudited)
Assets:
Cash and cash equivalents	$2,338	$2,063
Accounts receivable, less allowances of $3 and $3	12	9
Other receivables	63	68
Inventories	308	277
Deferred income taxes	505	503
Other current assets	13	15

Total current assets	3,239	2,935
Plant and equipment, net	240	243
Prepaid pension assets	68	66
Deferred income taxes	7	6
Other assets	36	46

Total assets	$3,590	$3,296

Liabilities and Shareholders’ Deficit:
Accounts and drafts payable	$19	$27
Accrued liabilities	418	333
Settlement costs	1,381	1,060
Income taxes	131	6

Total current liabilities	1,949	1,426
Long-term debt	1,759	1,769
Postretirement pension, medical and life insurance benefits	284	284
Other liabilities	47	42

Total liabilities	4,039	3,521

Commitments and Contingent Liabilities
Shareholders’ Deficit:
Preferred stock, $0.01 par value, authorized 10 million shares	—	—
Common stock:
Authorized—600 million shares; par value $0.01 per share
Issued—175 million and 174 million shares
Outstanding—144 million and 147 million shares	2	2
Additional paid-in capital	246	242
Retained earnings	1,726	1,666
Accumulated other comprehensive loss	(108)	(109)
Treasury stock at cost, 31 million and 27 million shares	(2,315)	(2,026)

Total shareholders’ deficit	(449)	(225)

Total liabilities and shareholders’ deficit	$3,590	$3,296

See Notes to Consolidated Condensed Financial Statements

LORILLARD, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended
	March 31,
(In millions, except per share data)	2011	2010
Net sales (including excise taxes of $479 and $437, respectively)	$1,535	$1,360
Cost of sales	992	882

Gross profit	543	478
Selling, general and administrative	122	96

Operating income	421	382
Investment income	1	1
Interest expense	(28)	(10)

Income before income taxes	394	373
Income taxes	146	141

Net income	$248	$232

Earnings per share:
Basic	$1.71	$1.50
Diluted	$1.71	$1.50

Weighted average number of shares outstanding:
Basic	144.80	154.55
Diluted	144.94	154.72
See Notes to Consolidated Condensed Financial Statements

LORILLARD, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
(UNAUDITED)

					Accumulated		Total
	Compre-		Additional		Other		Sharehold-
	hensive	Common	Paid-in	Retained	Compre-	Treasury	ers’ Equity
	Income	Stock	Capital	Earnings	hensive Loss	Shares	(Deficit)
	(In millions)
Balance, January 1, 2010		$2	$234	$1,282	$(121)	$(1,310)	$87

Comprehensive income:
Net income	$232			232			232
Other comprehensive gains, pension liability, net of tax expense of $2	4				4		4

Comprehensive income	$236

Dividends paid ($1.00 per share)				(155)			(155)
Shares repurchased						(204)	(204)
Share-based compensation			(1)				(1)

Balance, March 31, 2010		$2	$233	$1,359	$(117)	$(1,514)	$(37)

Balance, January 1, 2011		$2	$242	$1,666	$(109)	$(2,026)	$(225)

Comprehensive income:
Net income	$248			248			248
Other comprehensive gains, pension liability, net of tax expense of $1	1				1		1

Comprehensive income	$249

Dividends paid ($1.30 per share)				(188)			(188)
Shares repurchased						(289)	(289)
Share-based compensation			4				4

Balance, March 31, 2011		$2	$246	$1,726	$(108)	$(2,315)	$(449)

See Notes to Consolidated Condensed Financial Statements

LORILLARD, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 31,
(In millions)	2011	2010
Cash flows from operating activities:
Net income	$248	$232
Adjustments to reconcile net cash provided by/(used in) operating activities :
Depreciation and amortization	10	10
Pension, health and life insurance contributions	(8)	(12)
Pension, health and life insurance benefits expense	8	8
Deferred income taxes	(4)	1
Share-based compensation	4	2
Changes in operating assets and liabilities:
Accounts and other receivables	(4)	(7)
Inventories	(31)	(40)
Accounts payable and accrued liabilities	77	51
Settlement costs	321	276
Income taxes	136	124
Other current assets	2	—
Other	—	2

Net cash provided by operating activities	759	647

Cash flows from investing activities:
Additions to plant and equipment	(7)	(10)

Net cash used in investing activities	(7)	(10)

Cash flows from financing activities:
Shares repurchased	(289)	(204)
Dividends paid	(188)	(155)
Debt issuance costs	—	(3)

Net cash used in financing activities	(477)	(362)

Change in cash and cash equivalents	275	275
Cash and cash equivalents, beginning of year	2,063	1,384

Cash and cash equivalents, end of period	$2,338	$1,659

Cash paid for income taxes	$13	$14
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
     The consolidated condensed financial statements of Lorillard, Inc. (the “Company”), together with its subsidiaries (“Lorillard”), include the accounts of the Company and its subsidiaries after the elimination of intercompany accounts and transactions. The Company manages its operations on the basis of one reportable segment through its principal subsidiary, Lorillard Tobacco Company (“Lorillard Tobacco” or “Issuer”).
     Basis of Presentation. The accompanying unaudited consolidated condensed financial statements reflect all adjustments necessary to present fairly the financial position as of March 31, 2011 and December 31, 2010 and the consolidated income, shareholders’ deficit and cash flows for the three months ended March 31, 2011 and 2010.
     Results of operations for the three months for each of the years reported herein are not necessarily indicative of results of operations of the entire year.
     These consolidated condensed financial statements should be read in conjunction with the Consolidated Financial Statements and related Notes to Consolidated Financial Statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the SEC on February 18, 2011.
     Recently adopted accounting pronouncements. Lorillard adopted FASB ASC Subtopic 715-20 “Employers’ Disclosures about Postretirement Benefit Plan Assets.” ASC Subtopic 715-20 requires disclosure of investment policies and strategies in narrative form. ASC Subtopic 715-20 also requires employer disclosure on the fair value of plan assets, including (a) the level in the fair value hierarchy, (b) a reconciliation of beginning and ending fair value balances for Level 3 assets and (c) information on inputs and valuation techniques. ASC Subtopic 715-20 was effective for fiscal years ending after December 15, 2009.
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
2. Inventories
     Inventories are valued at the lower of cost, determined on a last-in, first-out (“LIFO”) basis, or market and consisted of the following:

	March 31,	December 31,
	2011	2010
	(In millions)
Leaf tobacco	$244	$225
Manufactured stock	60	48
Material and supplies	4	4

	$308	$277

     If the average cost method of accounting was used, inventories would be greater by approximately $213 and $206 million at March 31, 2011 and December 31, 2010, respectively.

3. Plant and Equipment, Net
     Plant and equipment is stated at cost and consisted of the following:

	March 31,	December 31,
	2011	2010
	(In millions)
Land	$3	$3
Buildings	89	89
Equipment	565	573

Total	657	665
Accumulated depreciation	(417)	(422)

Plant and equipment, net	$240	$243

4. Other Assets
     Other assets were as follows:

	March 31,	December 31,
	2011	2010
	(In millions)
Debt issuance costs	$16	$17
Interest rate swap	9	19
Other prepaid assets	11	10

Total	$36	$46

5. Accrued Liabilities
     Accrued liabilities were as follows:

	March 31,	December 31,
	2011	2010
	(In millions)
Legal fees	$36	$30
Salaries and other compensation	24	18
Medical and other employee benefit plans	29	31
Consumer rebates	45	59
Sales promotion	20	20
Excise and other taxes	90	52
Litigation accrual	68	68
Accrued bond interest	48	14
Other accrued liabilities	58	41

Total	$418	$333

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

     Lorillard is responsible for the valuation process and as part of this process may use data from outside sources in estimating fair value. Lorillard performs due diligence to understand the inputs used or how the data was calculated or derived, and corroborates the reasonableness of external inputs in the valuation process.
     Assets and liabilities measured at fair value on a recurring basis as of March 31, 2011, were as follows:

	Level 1	Level 2	Level 3	Total
	(In millions)
Cash and Cash Equivalents:
Prime money market funds	$2,338	$—	$—	$2,338

Total cash and cash equivalents	$2,338	$—	$—	$2,338

Derivative Asset:
Interest rate swaps — fixed to floating rate	$—	$9	$—	$9

Total derivative asset	$—	$9	$—	$9

     Assets and liabilities measured at fair value on a recurring basis at December 31, 2010 were as follows:

	Level 1	Level 2	Level 3	Total
	(In millions)
Cash and Cash Equivalents:
Prime money market funds	$2,063	$—	$—	$2,063

Total cash and cash equivalents	$2,063	$—	$—	$2,063

Derivative Asset:
Interest rate swaps — fixed to floating rate	$—	$19	$—	$19

Total derivative asset	$—	$19	$—	$19

     There were no transfers between levels within the fair value hierarchy or Level 3 purchases, sales, issuances or settlements for the three months ended March 31, 2011 or the twelve months ended December 31, 2010.
     The fair value of the money market funds, classified as Level 1, utilized quoted prices in active markets.
     The fair value of the interest rate swaps, classified as Level 2, utilized a market approach model using the notional amount of the interest rate swap and observable inputs of time to maturity and market interest rates. See Note 9 for additional information on the interest rate swaps.
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
     As of March 31, 2011, Lorillard was in compliance with all financial covenants and there were no borrowings under the Revolver.

8. Long-Term Debt
     Long-term debt, net of interest rate swaps, consisted of the following:

	March 31,	December 31,
	2011	2010
	(In millions)
2019 Notes – 8.125% Notes due 2019	$759	$769
2020 Notes – 6.875% Notes due 2020	750	750
2040 Notes – 8.125% Notes due 2040	250	250

Total long-term debt	$1,759	$1,769

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
     Lorillard Tobacco is the principal, wholly-owned operating subsidiary of the Company; and the 2019 Notes, 2020 Notes and 2040 Notes (together, the “Notes”) are unconditionally guaranteed on a senior unsecured basis by the Company.
     The interest rate payable on the 2019 Notes is subject to incremental increases from 0.25% to 2.00% in the event either Moody’s Investors Services, Inc. (“Moody’s”), Standard & Poor’s Ratings Services (“S&P”) or both Moody’s and S&P downgrade the 2019 Notes below investment grade (Baa3 and BBB- for Moody’s and S&P, respectively). As of March 31, 2011, our debt ratings were Baa2 and BBB- with Moody’s and S&P, respectively, both of which are investment grade.
     Upon the occurrence of a change of control triggering event, Lorillard Tobacco would be required to make an offer to repurchase the Notes at a price equal to 101% of the aggregate principal amount of the Notes, plus accrued interest. A “change of control triggering event” occurs when there is both a “change of control” (as defined in the Supplemental Indentures) and the Notes cease to be rated investment grade by both Moody’s and S&P within 60 days of the occurrence of a change of control or public announcement of the intention to effect a change of control. The Notes are not entitled to any sinking fund and are not redeemable prior to maturity. The Notes contain covenants that restrict liens and sale and leaseback transactions, subject to a limited exception. At March 31, 2011 and December 31, 2010, the carrying value of the Notes was $1.759 billion and $1.769 billion, respectively, and the fair value was $1.956 billion and $1.865 billion, respectively. The fair value of the Notes is based on market pricing.
9. Derivative Instruments
     In September 2009, Lorillard Tobacco entered into interest rate swap agreements, which the Company guaranteed, with a total notional amount of $750 million to modify its exposure to interest rate risk by effectively converting the interest rate payable on the 2019 Notes from a fixed rate to a floating rate. Under the agreements, Lorillard Tobacco receives interest based on a fixed rate of 8.125% and pays interest based on a floating one-month LIBOR rate plus a spread of 4.625%. The variable rate was 4.886% as of March 31, 2011 and December 31, 2010. The agreements expire in June 2019. The interest rate swap agreements qualify for hedge accounting and were designated as fair value hedges. Under the swap agreements, Lorillard Tobacco receives a fixed rate settlement and pays a variable rate settlement with the difference recorded in interest expense. That difference reduced interest expense by $6 million for the three months ended March 31, 2011 and March 31, 2010.

     For derivatives designated as fair value hedges, which relate entirely to hedges of debt, changes in the fair value of the derivatives are recorded in other assets or other liabilities with an offsetting adjustment to the carrying amount of the hedged debt. At March 31, 2011 and December 31, 2010, the adjusted carrying amounts of the hedged debt outstanding were $759 million and $769 million, respectively and the amounts included in other assets were $9 million and $19 million, respectively.
     If our debt rating is downgraded below Ba2 by Moody’s or BB by S&P, the swap agreements will terminate and we will be required to cash settle them before their expiration date. As of March 31, 2011, our debt ratings were Baa2 and BBB- with Moody’s and S&P, respectively, both of which are above the ratings at which settlement of our derivative contracts would be required.
10. Earnings Per Share
     Basic and diluted earnings per share (“EPS”) were calculated using the following:

	Three Months Ended
	March 31,
	2011	2010
	(In millions)
Numerator:
Net income, as reported	$248	$232

Less: Net income attributable to participating securities	(1)	—

Net income available to common shareholders	$247	$232

Denominator:
Basic EPS- weighted average shares	144.80	154.55
Effect of dilutive securities:
Stock Options and SARS	0.14	0.17

Diluted EPS- adjusted weighted average shares and assumed conversions	144.94	154.72

Earnings Per Share:
Basic	$1.71	$1.50

Diluted	$1.71	$1.50
     Options to purchase 0.6 million and 0.7 million shares of common stock were excluded from the diluted earnings per share calculation because their effect would be anti-dilutive for the quarters ended March 31, 2011 and March 31, 2010, respectively.

11. Retirement Plans
     Lorillard has defined benefit pension, postretirement benefits, profit sharing and savings plans for eligible employees.
     Net periodic benefit cost components were as follows:

	Three Months Ended
	March 31,
Pension Benefits	2011	2010
	(In millions)
Service cost	$6	$4
Interest cost	14	14
Expected return on plan assets	(18)	(17)
Amortization of net loss	2	2
Amortization of prior service cost	1	1

Net periodic benefit cost	$5	$4

	Three Months Ended
	March 31.
Other Postretirement Benefits	2011	2010
	(In millions)
Service cost	$1	$1
Interest cost	3	3
Amortization of net loss	(1)	—

Net periodic benefit cost	$3	$4

     Lorillard expects to contribute $24 million to its pension plans and $13 million to its other postretirement benefit plans in 2011, of which $4 million and $4 million had been contributed to the pension and postretirement benefit plans, respectively, as of March 31, 2011.
12. Share Repurchase Programs
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
     In August 2010, Lorillard, Inc. announced that its Board of Directors had approved a new share repurchase program authorizing the Company to repurchase in the aggregate up to $1 billion of its outstanding common stock. Purchases by the Company under this program may be made from time to time at prevailing market prices in open market purchases, privately negotiated transactions, block purchases or otherwise, as determined by the Company’s management. The repurchases are funded from existing cash balances, including proceeds from the Company’s April 2010 issuance of the Notes (see Note 8 for a description of the Notes).
     This program does not obligate the Company to acquire any particular amount of common stock. The timing, frequency and amount of repurchase activity will depend on a variety of factors such as levels of cash generation from operations, cash requirements for investment in the Company’s business, current stock price, market conditions and other factors. The share repurchase program may be suspended, modified or discontinued at any time and has no set expiration date. During the first quarter of 2011, the Company repurchased approximately 3.8 million shares of its common stock at an average price of $76.76 per share, for a total of $289 million. As of March 31, 2011, the maximum value of shares that could yet be repurchased under the program was $335 million.

     As of March 31, 2011, total shares repurchased under share repurchase programs authorized by the Board since the Separation were as follows:

			Number of
	Amount		Shares
Authorized	Authorized	Completed	Repurchased
	(In millions)		(In millions)
July 2008	$400	October 2008	5.9
May 2009	250	July 2009	3.7
July 2009	750	January 2010	9.7
February 2010	250	May 2010	3.3
August 2010	1,000		8.3

Total	$2,650		30.9

13. Consolidating Financial Information
     In June 2009 and April 2010, Lorillard Tobacco, as primarily obligor, issued Notes, which are unconditionally guaranteed by the Company for the payment and performance of Lorillard Tobacco’s obligation in connection therewith.
     The following sets forth the condensed consolidating balance sheets as of March 31, 2011 and December 31, 2010, condensed consolidating statements of income for the three months ended March 31, 2011 and 2010, and condensed consolidating statements of cash flows for the three months ended March 31, 2011 and 2010 for the Company as parent guarantor (herein referred to as “Parent”), Lorillard Tobacco (herein referred to as “Issuer”) and all other non-guarantor subsidiaries of the Company and Lorillard Tobacco. These condensed consolidating financial statements were prepared in accordance with Rule 3-10 of SEC Regulation S-X, “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered.” Lorillard accounts for investments in these subsidiaries under the equity method of accounting.

Condensed Consolidating Balance Sheets
March 31, 2011
(In millions)
(Unaudited)

			All	Total
			Other	Consolidating
	Parent	Issuer	Subsidiaries	Adjustments	Consolidated
Assets:
Cash and cash equivalents	$373	$1,584	$381	$—	$2,338
Accounts receivable, less allowances of $3	—	12	—	—	12
Other receivables	2	61	—	—	63
Inventories	—	308	—	—	308
Deferred income taxes	—	504	1	—	505
Other current assets	—	13	—	—	13

Total current assets	375	2,482	382	—	3,239
Investment in subsidiaries	(824)	378	—	446	—
Plant and equipment, net	—	240	—	—	240
Prepaid pension assets	—	68	—	—	68
Deferred income taxes	—	3	4	—	7
Other assets	—	36	—	—	36

Total assets	$(449)	$3,207	$386	$446	$3,590

Liabilities and Shareholders’ Equity (Deficit):
Accounts and drafts payable	$—	$19	$—	$—	$19
Accrued liabilities (1)	—	512	(94)	—	418
Settlement costs	—	1,381	—	—	1,381
Income taxes	—	42	89	—	131

Total current liabilities	—	1,954	(5)	—	1,949

Long-term debt	—	1,759	—	—	1,759
Postretirement pension, medical and life insurance benefits	—	284	—	—	284
Other liabilities	—	34	13	—	47

Total liabilities	—	4,031	8	—	4,039

Shareholders’ Equity (Deficit):
Common stock	2	—	—	—	2
Additional paid-in capital	246	286	214	(500)	246
Retained earnings	1,726	(1,002)	164	838	1,726
Accumulated other comprehensive loss	(108)	(108)	—	108	(108)
Treasury stock	(2,315)	—	—	—	(2,315)

Total shareholders’ equity (deficit)	(449)	(824)	378	446	(449)

Total liabilities and shareholders’ equity (deficit)	$(449)	$3,207	$386	$446	$3,590

(1)	Includes intercompany royalties between Issuer and other subsidiaries of a corresponding amount.

Condensed Consolidating Balance Sheets
December 31, 2010
(In millions)

			All	Total
			Other	Consolidating
	Parent	Issuer	Subsidiaries	Adjustments	Consolidated
Assets:
Cash and cash equivalents	$163	$1,181	$719	$—	$2,063
Accounts receivable, less allowances of $3	—	9	—	—	9
Other receivables	1	67	—	—	68
Inventories	—	277	—	—	277
Deferred income taxes	—	502	1	—	503
Other current assets	—	15	—	—	15

Total current assets	164	2,051	720	—	2,935
Investment in subsidiaries	(387)	772	—	(385)	—
Plant and equipment, net	—	243	—	—	243
Prepaid pension assets	—	66	—	—	66
Deferred income taxes	—	2	4	—	6
Other assets	—	46	—	—	46

Total assets	$(223)	$3,180	$724	$(385)	$3,296

Liabilities and Shareholders’ Equity (Deficit):
Accounts and drafts payable	$—	$27	$—	$—	$27
Accrued liabilities (1)	2	397	(66)	—	333
Settlement costs	—	1,060	—	—	1,060
Income taxes	—	—	6	—	6

Total current liabilities	2	1,484	(60)	—	1,426

Long-term debt	—	1,769	—	—	1,769
Postretirement pension, medical and life insurance benefits	—	284	—	—	284
Other liabilities	—	30	12	—	42

Total liabilities	2	3,567	(48)	—	3,521

Shareholders’ Equity (Deficit):
Common stock	2	—	—	—	2
Additional paid-in capital	242	283	214	(497)	242
Retained earnings	1,666	(561)	558	3	1,666
Accumulated other comprehensive loss	(109)	(109)	—	109	(109)
Treasury stock	(2,026)	—	—	—	(2,026)

Total shareholders’ equity (deficit)	(225)	(387)	772	(385)	(225)

Total liabilities and shareholders’ equity (deficit)	$(223)	$3,180	$724	$(385)	$3,296

(1)	Includes intercompany royalties between Issuer and other subsidiaries of a corresponding amount.

Condensed Consolidating Statements of Income
For the Three Months Ended March 31, 2011
(In millions)
(Unaudited)

			All	Total
			Other	Consolidating
	Parent	Issuer	Subsidiaries	Adjustments	Consolidated
Net sales (including excise taxes of $479)	$—	$1,535	$—	$—	$1,535
Cost of sales	—	992	—	—	992

Gross profit	—	543	—	—	543
Selling, general and administrative (1)	—	365	(243)	—	122

Operating income	—	178	243	—	421
Investment income	—	1	—	—	1
Interest expense	—	(28)	—	—	(28)

Income before taxes	—	151	243	—	394
Income taxes	—	59	87	—	146
Equity in earnings of subsidiaries	248	156	—	(404)	—

Net income	$248	$248	$156	$(404)	$248

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

Condensed Consolidating Statements of Cash Flows
For the Three Months Ended March 31, 2011
(In millions)
(Unaudited)

			All	Total
			Other	Consolidating
	Parent	Issuer	Subsidiaries	Adjustments	Consolidated
Cash flows from operating activities:
Net income	$248	$248	$156	$(404)	$248
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity income from subsidiaries	(248)	(156)	—	404	—
Depreciation and amortization	—	10	—	—	10
Pension, health and life insurance contributions	—	(8)	—	—	(8)
Pension, health and life insurance benefits expense	—	8	—	—	8
Deferred income taxes	—	(4)	—	—	(4)
Share-based compensation	1	3	—	—	4
Changes in operating assets and liabilities:
Accounts and other receivables	(1)	(3)	—	—	(4)
Inventories	—	(31)	—	—	(31)
Accounts payable and accrued liabilities	(2)	107	(28)	—	77
Settlement costs	—	321	—	—	321
Income taxes	—	52	84	—	136
Other current assets	—	2	—	—	2
Return on investment in subsidiaries	689	550	—	(1,239)	—

Net cash provided by (used in) operating activities	687	1,099	212	(1,239)	759

Cash flows from investing activities:
Additions to plant and equipment	—	(7)	—	—	(7)

Net cash used in investing activities	—	(7)	—	—	(7)

Cash flows from financing activities:
Shares repurchased	(289)	—	—	—	(289)
Dividends paid	(188)	(689)	(550)	1,239	(188)

Net cash used in financing activities	(477)	(689)	(550)	1,239	(477)

Change in cash and cash equivalents	210	403	(338)	—	275
Cash and cash equivalents, beginning of year	163	1,181	719	—	2,063

Cash and cash equivalents, end of period	$373	$1,584	$381	$—	$2,338

Condensed Consolidating Statements of Cash Flows
For the Three Months Ended March 31, 2010
(In millions)
(Unaudited)

			All	Total
			Other	Consolidating
	Parent	Issuer	Subsidiaries	Adjustments	Consolidated
Cash flows from operating activities:
Net income	$232	$232	$115	$(347)	$232
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity income from subsidiaries	(232)	(115)	—	347	—
Depreciation and amortization	—	10	—	—	10
Pension, health and life insurance contributions	—	(12)	—	—	(12)
Pension, health and life insurance benefits expense	—	8	—	—	8
Deferred income taxes	—	1	—	—	1
Share-based compensation	—	2	—	—	2
Changes in operating assets and liabilities:
Accounts and other receivables	—	(7)	—	—	(7)
Inventories	—	(40)	—	—	(40)
Accounts payable and accrued liabilities	(1)	71	(19)	—	51
Settlement costs	—	276	—	—	276
Income taxes	—	59	65	—	124
Other	—	2	—	—	2
Return on investment in subsidiaries	405	400	—	(805)	—

Net cash provided by (used in) operating activities	404	887	161	(805)	647

Cash flows from investing activities:
Additions to plant and equipment	—	(10)	—	—	(10)

Net cash used in investing activities	—	(10)	—	—	(10)

Cash flows from financing activities:
Shares repurchased	(204)	—	—	—	(204)
Dividends paid	(155)	(405)	(400)	805	(155)
Debt issuance costs	—	(3)	—	—	(3)

Net cash provided by (used in) financing activities	(359)	(408)	(400)	805	(362)

Change in cash and cash equivalents	45	469	(239)	—	275
Cash and cash equivalents, beginning of year	130	719	535	—	1,384

Cash and cash equivalents, end of period	$175	$1,188	$296	$—	$1,659

14. Legal Proceedings
Overview
     As of April 27, 2011, 10,008 product liability cases are pending against cigarette manufacturers in the United States. Lorillard Tobacco is a defendant in 9,037 of these cases. Lorillard, Inc. is a co-defendant in 696 pending cases. A total of 6,362 of these lawsuits are Engle Progeny Cases, described below. In addition to the product liability cases, Lorillard Tobacco and, in some instances, Lorillard, Inc., are defendants in Filter Cases and Tobacco-Related Antitrust Cases.
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

Total Number of Cases
Pending against Lorillard as of
Type of Case	April 27, 2011
Conventional Product Liability Cases	38
Engle Progeny Cases	6,362
West Virginia Individual Personal Injury Cases	40
Flight Attendant Cases	2,587
Class Action Cases	6
Reimbursement Cases	4
Filter Cases	36
Tobacco-Related Antitrust Cases	2
     Conventional Product Liability Cases. Conventional Product Liability Cases are brought by individuals who allege cancer or other health effects caused by smoking cigarettes, by using smokeless tobacco products, by addiction to tobacco, or by exposure to environmental tobacco smoke. Lorillard Tobacco is a defendant in each of the Conventional Product Liability cases listed in the table above, and Lorillard, Inc. is a co-defendant in four of the Conventional Product Liability cases.
     Engle Progeny Cases. Engle Progeny Cases are brought by individuals who purport to be members of the decertified Engle class. These cases are pending in a number of Florida courts. Lorillard Tobacco is a defendant in each of the Engle Progeny Cases listed in the above table and Lorillard, Inc. is a co-defendant in 689 Engle Progeny Cases. Some of the Engle Progeny Cases have been filed on behalf of multiple class members. The time period for filing Engle Progeny Cases expired in January 2008 and no additional cases may be filed. It is possible that courts may sever remaining suits filed by multiple class members into separate individual cases.
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
     Reimbursement Cases. Reimbursement Cases are brought by or on behalf of entities seeking equitable relief and reimbursement of expenses incurred in providing health care to individuals who allegedly were injured by smoking. Plaintiffs in these cases have included the U.S. federal government, U.S. state and local governments, foreign governmental entities, hospitals or hospital districts, American Indian tribes, labor unions, private companies and private citizens. Three Reimbursement Cases are pending against Lorillard Tobacco in the United States and one Reimbursement Case is pending in Israel. Lorillard, Inc. is a co-defendant in one of the Reimbursement Cases pending in the United States. Plaintiffs in the Reimbursement Case in Israel have attempted to assert claims against Lorillard, Inc. As of April 27, 2011, trial was proceeding and jury deliberations were underway in one of the pending Reimbursement Cases, City of St. Louis [Missouri] v. American Tobacco Co., Inc., et al. (Circuit Court, City of St. Louis, Missouri). Lorillard Tobacco is a defendant in the City of St. Louis case. Plaintiffs voluntarily dismissed Lorillard, Inc. from City of St. Louis while trial was underway.
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
     Filter Cases. Filter Cases are brought by individuals, including former employees of Lorillard Tobacco, who seek damages resulting from their alleged exposure to asbestos fibers that were incorporated into filter material used in one brand of cigarettes manufactured by Lorillard Tobacco for a limited period of time ending more than 50 years ago. Lorillard Tobacco is a defendant in 35 of the 36 Filter Cases listed in the above table. Lorillard, Inc. is a co-defendant in two of the 35 Filter Cases that are pending against Lorillard Tobacco. Lorillard, Inc. is also a defendant in one additional Filter Case in which Lorillard Tobacco is not a defendant.
     Tobacco-Related Antitrust Cases. Lorillard Tobacco is a defendant in two Tobacco-Related Antitrust Cases as set forth in the table above. Lorillard, Inc. is not a defendant in either case. In 2000 and 2001, a number of cases were brought against cigarette manufacturers alleging that defendants conspired to set the price of cigarettes in violation of federal and state antitrust and unfair business practices statutes. In these cases, plaintiffs seek class certification on behalf of persons who purchased cigarettes directly or indirectly from one or more of the defendant cigarette manufacturers. Lorillard Tobacco is a defendant in one of these cases. The other case in this category was brought by a small cigarette manufacturer against the states and the cigarette manufacturers, including Lorillard Tobacco, that signed the Master Settlement Agreement (as described herein) with 46 states, the District of Columbia, the Commonwealth of Puerto Rico, Guam, the U.S. Virgin Islands, American Samoa and the Commonwealth of the Northern Mariana Islands. It alleges that certain provisions of the Master Settlement Agreement violate the antitrust laws.
Tobacco-Related Product Liability Litigation
Conventional Product Liability Cases
     Since January 1, 2009, verdicts have been returned in five Conventional Product Liability Cases against cigarette manufacturers. Lorillard Tobacco was the only defendant in one of these five trials, Evans v. Lorillard Tobacco Company (Superior Court, Suffolk County, Massachusetts). In December 2010, the jury in Evans awarded $50 million in compensatory damages to the estate of a deceased smoker, $21 million in damages to the deceased smoker’s son, and $81 million in punitive damages. As of April 27, 2011, the case remained pending before the trial court because the judge had not issued a verdict as to a single claim that was not submitted for the jury’s consideration. It is possible the court will award additional damages to the plaintiffs in its verdict that addresses this final claim. It also is possible the court will award attorneys’ fees to the lawyers representing the plaintiff. As of April 27, 2011, the court had not ruled on the motions Lorillard Tobacco filed following the verdicts, which include motions for new trial, for judgment notwithstanding the verdict, and for reduction or elimination of the jury’s damages awards. The court is not expected to issue a final judgment until it disposes of the final claim or it rules on Lorillard Tobacco’s pending post-trial motions. Lorillard Tobacco may file additional post-trial motions after a final judgment is entered. Should the final judgment award damages to the plaintiff, Massachusetts statutes provide that the court may award prejudgment and post-judgment interest. It is possible the final judgment will incorporate the jury’s finding that the decedent was 30% responsible for her injuries, which could reduce the jury’s award of compensatory damages. The opportunity for Lorillard Tobacco to initiate an appeal from the verdicts in Evans will not begin until the final judgment is entered. Plaintiff has asked the court to enter a preliminary injunction that directs Lorillard Tobacco to set aside $272 million in cash or cash equivalents to secure the amounts awarded by the jury and the interest obligations plaintiff expects the court to order in a final judgment. As of April 27, 2011, the court had not ruled on plaintiff’s motion for preliminary injunction.
     Neither Lorillard Tobacco nor Lorillard, Inc. was a defendant in the four remaining trials since January 1, 2009. Juries found in favor of the plaintiffs in each of these four trials. One of the four trials resulted in an award of compensatory damages to the plaintiff. Two of the four were re-trials that were ordered by appellate courts in which the juries were permitted to consider only the amounts of punitive damages to award. These two trials resulted in verdicts that awarded the plaintiffs $1.5 million in punitive damages in one of the cases and $13.8 million in punitive damages in the second. Appeals are pending in these three matters. In the fourth trial, plaintiff was awarded compensatory damages and $4.0 million in punitive damages. As of April 27, 2011, the court had not addressed all post-verdict issues in the fourth case.
     In rulings addressing cases tried in earlier years, some appellate courts have reversed verdicts returned in favor of the plaintiffs while other judgments that awarded damages to smokers have been affirmed on appeal. Manufacturers have exhausted their appeals and have been required to pay damages to plaintiffs in twelve individual cases since 2001. Punitive damages were paid to the smokers in five of these cases. Neither Lorillard Tobacco nor Lorillard, Inc. was a party to any of these matters.
     As of April 27, 2011, trial was underway in two Conventional Product Liability Cases. Neither Lorillard Tobacco nor Lorillard, Inc. is a defendant in either of these cases. Some additional cases are scheduled for trial in 2011. Lorillard Tobacco is not a defendant in any of the Conventional Product Liability Cases that are scheduled for trial as of April 27, 2011. Trial dates are subject to change.
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
     Some of the Engle Progeny Cases were filed on behalf of multiple plaintiffs. Various courts have entered orders severing the cases filed by multiple plaintiffs into separate actions. In 2009, one Florida federal court entered orders that severed the claims of approximately 4,400 Engle Progeny plaintiffs, initially asserted in a small number of multi-plaintiff actions, into separate lawsuits. In some cases, spouses or children of alleged former class members have also brought derivative claims. In 2010, one Florida federal court approved plaintiffs’ motions to dismiss approximately 500 cases in deference to cases filed by these individuals that are pending in state court. In April 2011, one federal court dismissed approximately 235 cases because they were duplicative of cases pending in other courts. The federal court also addressed approximately 500 cases filed by family members of alleged former class members. The court had previously separated these 500 cases into individual actions, but its 2011 orders combined each one of these cases with the case filed by the smoker from which the family members’ claim purportedly derived.
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
     As of April 27, 2011, trial was not underway in any of the Engle Progeny Cases.
     As of April 27, 2011, verdicts had been returned in four Engle Progeny Cases in which Lorillard Tobacco was a defendant. Lorillard, Inc. was not a defendant in any of these four cases. In Rohr v. R.J. Reynolds Tobacco Company, et al. (Circuit Court, Broward County, Florida), a jury returned a verdict in favor of the defendants, including Lorillard Tobacco. Plaintiff in Rohr did not pursue an appeal and the case is concluded. In Mrozek v. Lorillard Tobacco Company (Circuit Court, Fourth Judicial Circuit, Duval County, Florida), the jury awarded plaintiffs a total of $6 million in compensatory damages and $11.3 million in punitive damages. The jury apportioned 35% of the fault for the smoker’s injuries to the smoker and 65% to Lorillard Tobacco. As of April 27, 2011, the court had not ruled on Lorillard Tobacco’s post-trial motions or entered a final judgment in Mrozek. In Tullo v. R.J. Reynolds, et al. (Circuit Court, Palm Beach County, Florida), the jury awarded plaintiff a total of $4.5 million in compensatory damages. The jury assessed 45% of the fault to the smoker, 5% to Lorillard Tobacco and 50% to other defendants. The jury did not award punitive damages to the plaintiff. As of April 27, 2011, the court had not ruled on the parties’ post-trial motions in Tullo. The court entered a final judgment that awards plaintiff $225,000 and post-judgment interest from Lorillard Tobacco, but it has not resolved plaintiff’s application for attorneys’ fees and costs. As of April 27, 2011, the opportunity for Lorillard Tobacco to notice an appeal in Tullo had not expired. In Sulcer v. Lorillard Tobacco Company, et al. (Circuit Court, Escambia County, Florida), the jury awarded $225,000 in compensatory damages to the plaintiff and it assessed 95% of the fault for the smoker’s injuries to the smoker and 5% to Lorillard Tobacco. The jury returned a verdict for Lorillard Tobacco as to whether plaintiff is entitled to punitive damages. As of April 27, 2011, the deadline for the parties to request post-verdict relief had not expired, and a final judgment had not been entered in Sulcer.
     As of April 27, 2011, verdicts have been returned in 39 Engle Progeny Cases since the Florida Supreme Court issued its 2006 ruling that permitted members of the Engle class to bring individual lawsuits in which neither Lorillard Tobacco nor Lorillard, Inc. was a defendant at trial. Juries awarded compensatory damages and punitive damages in 17 of the trials. The 17 punitive damages awards have totaled $565 million and have ranged from $250,000 to $244 million. In seven of the trials, juries’ awards were limited to compensatory damages. In the 15 remaining trials, juries found in favor of the defendants.
     As of April 27, 2011, defendants had filed, or were expected to file, challenges to each of the verdicts in which plaintiffs were awarded damages. None of the Engle Progeny trials in which plaintiffs were awarded damages since the Florida Supreme Court’s 2006 decision had reached a final resolution as of April 27, 2011. In some of the trials decided in defendants’ favor, plaintiffs have filed motions challenging the verdicts. As of April 27, 2011, none of these motions had resulted in rulings in favor of the plaintiffs.
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
     In June 2009, Florida amended the security requirements for a stay of execution of any judgment during the pendency of appeal in Engle Progeny Cases. The amended statute provides for the amount of security for individual Engle Progeny Cases to vary within prescribed limits based on the number of adverse judgments that are pending on appeal at a given time. The required security decreases as the number of appeals increases to ensure that the total security posted or deposited does not exceed $200 million in the aggregate. This amended statute applies to all judgments entered on or after June 16, 2009 and expires on December 31, 2012. The plaintiffs in some of the cases have challenged the constitutionality of the amended statute. As of April 27, 2011, none of these motions had been granted and courts either denied these challenges or rulings have not issued.
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
     In September 2000, there were approximately 1,250 West Virginia Personal Injury Cases, and Lorillard Tobacco was named in all but a few of them. Plaintiffs in most of the cases alleged injuries from smoking cigarettes, and the claims alleging injury from smoking cigarettes have been consolidated for a multi-phase trial (the “IPIC Cases”). Approximately 600 IPIC Cases have been dismissed in their entirety. Lorillard Tobacco has been dismissed from approximately 610 additional IPIC Cases because those plaintiffs did not submit evidence that they used a Lorillard Tobacco product. These additional IPIC Cases remain pending against other cigarette manufacturers and some or all of the dismissals of Lorillard Tobacco could be contested in subsequent appeals. As of April 27, 2011, Lorillard Tobacco is a defendant in 33 of the pending IPIC Cases. Lorillard, Inc. was not a defendant in any of the IPIC Cases.
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
     The court has entered a trial plan for the IPIC Cases that calls for a multi-phase trial. The first phase of that trial is scheduled to begin on October 17, 2011. As of April 27, 2011, the Severed IPIC Claims and the Severed IPIC Cases were not subject to a trial plan. None of the Severed IPIC Claims or the Severed IPIC Cases were scheduled for trial as of April 27, 2011. Trial dates are subject to change.
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
     As of April 27, 2011, none of the Flight Attendant Cases were scheduled for trial. Trial dates are subject to change.
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
     The Scott Case. In one of the class actions pending against Lorillard Tobacco, Scott v. The American Tobacco Company, et al. (District Court, Orleans Parish, Louisiana, filed May 24, 1996), the Louisiana Court of Appeal, Fourth Circuit, issued a decision in April 2010 (the “April 2010 Decision”) that modified the trial court’s 2008 amended final judgment. The April 2010 Decision reduced the judgment amount from approximately $264 million to approximately $242 million to fund a ten year, court-supervised smoking cessation program. The April 2010 Decision also changed the date on which the award of post-judgment interest will accrue to July 2008. Interest awarded by the amended final judgment will continue to accrue from July 2008 until the judgment either is paid or is reversed on appeal. As of April 27, 2011, judicial interest totaled approximately $34.6 million. Lorillard, Inc., which was a party to the case in the past, is no longer a defendant.
     In its April 2010 Decision, the Court of Appeal expressly preserved defendants’ right to assert claims on unspent or surplus funds, should any such funds be present, at the conclusion of the ten-year smoking cessation program.
     The Louisiana Supreme Court denied review of the petitions that were filed by the defendants and the plaintiffs. The U.S. Supreme Court has granted defendants’ application to stay execution of the amended final judgment until defendants’ petition for writ of certiorari is resolved. As of April 27, 2011, the U.S. Supreme Court had not determined whether it would grant review of defendants’ certiorari petition.
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

The trial court also has ruled that it will permit plaintiffs to assert claims regarding the allegedly fraudulent marketing of “light” or “ultra-light” cigarettes. Trial in Brown had been scheduled for May 2011, but the court vacated (or canceled) this setting. As of April 27, 2011, a new date for trial had not been set. Trial dates are subject to change. Lorillard, Inc. is not a defendant in Brown.
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
     “Lights” Class Action Cases. Neither Lorillard Tobacco nor Lorillard, Inc. is a defendant in another approximately 35 Class Action Cases in which plaintiffs’ claims are based on the allegedly fraudulent marketing of “light” or “ultra-light” cigarettes. Classes have been certified in some of these cases. In one of the “lights” Class Action Cases, Good v. Altria Group, Inc., et al., the U.S. Supreme Court ruled in December 2008 that neither the Federal Cigarette Labeling and Advertising Act nor the Federal Trade Commission’s regulation of cigarettes’ tar and nicotine disclosures preempts (or bars) some of plaintiffs’ claims. In 2009, the Judicial Panel on Multidistrict Litigation consolidated various federal court “lights” Class Action Cases pending against Philip Morris USA or Altria Group and transferred those cases to the U.S. District Court of Maine. As of April 27, 2011, 16 cases were part of that consolidated proceeding.
Reimbursement Cases
     Lorillard Tobacco is a defendant in the three Reimbursement Cases that are pending in the U.S. and it has been named as a party to a case in Israel. Lorillard, Inc. is a co-defendant in two of the three cases pending in the U.S. Plaintiffs in the case in Israel have attempted to assert claims against Lorillard, Inc.
     As of April 27, 2011, trial was proceeding and jury deliberations were underway in one of the three Reimbursement Cases pending in the U.S., City of St. Louis [Missouri] v. American Tobacco Co., Inc., et al. (Circuit Court, City of St. Louis, Missouri, filed November 25, 1998). Along with other cigarette manufacturers, Lorillard Tobacco is a defendant in City of St. Louis. Plaintiffs voluntarily dismissed Lorillard, Inc. from City of St. Louis while trial was underway. Plaintiffs are suing on behalf of 37 Missouri hospitals.
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
     The final judgment and remedial order has not yet been fully implemented. Following trial, the final judgment and remedial order was stayed because the defendants, the government and several intervenors noticed appeals to the Circuit Court of Appeals for the District of Columbia. In May 2009, a three judge panel upheld substantially all of the District Court’s final judgment and remedial order. In September 2009, the Court of Appeals denied defendants’ rehearing petitions as well as their motion to vacate those statements in the appellate ruling that address defendants’ marketing of “low tar” or “lights” cigarettes, to vacate those parts of the trial court’s judgment on that issue, and to remand the case with instructions to deny as moot the government’s allegations and requested relief regarding “lights” cigarettes. The Court of Appeals stayed its order that formally relinquished jurisdiction of defendants’ appeal pending the disposition of the petitions for writ of certiorari to the U.S. Supreme Court that were noticed by the defendants, the government and the intervenors. In June 2010, the U.S. Supreme Court denied all of the petitions for writ of certiorari. The case has been returned to the trial court for implementation of the Court of Appeals’ directions in its 2009 ruling and for entry of an amended final judgment. As of April 27, 2011, the parties were submitting briefs regarding the issues that were remanded, and the court had not entered an amended final judgment.
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
     The State Settlement Agreements provide that the agreements are not admissions, concessions or evidence of any liability or wrongdoing on the part of any party, and were entered into by the Original Participating Manufacturers to avoid the further expense, inconvenience, burden and uncertainty of litigation. Lorillard recorded pretax charges for its obligations under the State Settlement Agreements of $319 million and $276 million for the three months ended March 31, 2011 and 2010, respectively. Lorillard’s portion of ongoing adjusted settlement payments and legal fees is based on its share of domestic cigarette shipments in the year preceding that in which the payment is due. Accordingly, Lorillard records its portions of ongoing adjusted settlement payments as part of cost of manufactured products sold as the related sales occur.
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
     Lorillard Tobacco, the other Original Participating Manufacturers and other subsequent participating manufacturers (collectively, the “Participating Manufacturers”) have notified the States that they intend to seek an adjustment in the amount of payments made in 2003 and subsequent years pursuant to a provision in the MSA that permits such adjustment if the companies can prove that the MSA was a significant factor in their loss of market share to companies not participating in the MSA and that the States failed to diligently enforce certain statutes passed in connection with the MSA. If the Participating Manufacturers are ultimately successful, any recovery would be in the form of reimbursement of proceeds already paid or as a credit against future payments by the Participating Manufacturers.
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
Filter Cases
     In addition to the above, claims have been brought against Lorillard Tobacco and Lorillard, Inc. by individuals who seek damages resulting from their alleged exposure to asbestos fibers that were incorporated into filter material used in one brand of cigarettes manufactured by Lorillard Tobacco for a limited period of time ending more than 50 years ago. Lorillard Tobacco is a defendant in 35 Filter Cases. Lorillard, Inc. is a defendant in three Filter Cases, including two that also name Lorillard Tobacco. Since January 1, 2009, Lorillard Tobacco has paid, or has reached agreement to pay, a total of approximately $17.9 million in settlements to finally resolve 49 claims. The related expense was recorded in selling, general and administrative expenses on the consolidated statements of income. Since January 1, 2009, verdicts have been returned in two Filter Cases, Cox v. Asbestos Corporation, Ltd., et al, which was tried in the Superior Court of California, Los Angeles County, and Lenney v. Armstrong International, Inc., et al., tried in the Superior Court of California, San Francisco County. The jury in the Cox case returned a verdict for Lorillard Tobacco. Plaintiffs voluntarily dismissed Lorillard Tobacco from their appeal to the California Court of Appeals and the Cox case is concluded. The jury in the Lenney trial awarded plaintiffs $1.4 million in compensatory damages and damages for loss of consortium from Lorillard Tobacco and Hollingsworth & Vose. The jury in the Lenney trial determined that plaintiffs were not entitled to an award of punitive damages from Lorillard Tobacco or Hollingsworth & Vose. As of April 27, 2011, the deadline for Lorillard Tobacco to seek review of the verdict in Lenney had not expired. As of April 27, 2011, 14 Filter Cases were scheduled for trial or have been placed on courts’ trial calendars. Trial dates are subject to change.
Tobacco-Related Antitrust Cases
Indirect Purchaser Suits
     Approximately 30 antitrust suits were filed in 2000 and 2001 on behalf of putative classes of consumers in various state courts against cigarette manufacturers. The suits all alleged that the defendants entered into agreements to fix the wholesale prices of cigarettes in violation of state antitrust laws which permit indirect purchasers, such as retailers and consumers, to sue under price fixing or consumer fraud statutes. More than 20 states permit such suits. Lorillard Tobacco was a defendant in all but one of these indirect purchaser cases. Lorillard, Inc. was not named as a defendant in any of these cases. Four indirect purchaser suits, in New York, Florida, New Mexico and Michigan, thereafter were dismissed by courts in those states. The actions in all other states, except for Kansas, were either voluntarily dismissed or dismissed by the courts.
     In the Kansas case, the District Court of Seward County certified a class of Kansas indirect purchasers in 2002. In July 2006, the Court issued an order confirming that fact discovery was closed, with the exception of privilege issues that the Court determined, based on a Special Master’s report, justified further fact discovery. In October 2007, the Court denied all of the defendants’ privilege claims, and the Kansas Supreme Court thereafter denied a petition seeking to overturn that ruling. Discovery currently is ongoing. As of April 27, 2011, the Court had not set dates for dispositive motions and trial.
MSA-Related Antitrust Suit
     In October 2008, Lorillard Tobacco was named as a defendant in an action filed in the Western District of Kentucky, Vibo Corporation, Inc. d/b/a/ General Tobacco v. Conway, et al. The suit alleges that the named defendants, which include 52 state and territorial attorneys general and 19 tobacco manufacturers, violated the federal Sherman Antitrust Act of 1890 (the “Sherman Act”) by entering into and participating in the MSA. The plaintiff alleges that MSA participants, such as itself, that were not in existence when the MSA was executed in 1998 but subsequently became participants, are unlawfully required to pay significantly more sums to the states than companies that joined the MSA within 90 days after its execution. In addition to the Sherman Act claim, plaintiff has raised a number of constitutional claims against the states. Plaintiff seeks a declaratory judgment in its favor on all claims, an injunction against the continued enforcement of the MSA, treble damages against the tobacco manufacturer defendants, including Lorillard Tobacco, and damages and injunctive relief against the states, including contract recession and restitution. In December 2008, the court dismissed the complaint against all defendants, including Lorillard Tobacco. The court entered its final judgment dismissing the suit in January 2010. Thereafter, the plaintiff appealed to the federal Court of Appeals for the Sixth Circuit. As of April 27, 2011, the appeal had been fully briefed, but no hearing date had been set.
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
     Lorillard records provisions in the consolidated financial statements for pending litigation when it determines that an unfavorable outcome is probable and the amount of loss can be reasonably estimated. Except for the impact of the State Settlement Agreements and Scott as described above, while it is reasonably possible that an unfavorable outcome of pending litigation may occur, (i) management has concluded that it is not probable that a loss has been incurred in any material pending litigation against Lorillard, (ii) management is unable to estimate the possible loss or range of loss that could result from an unfavorable outcome in any material pending litigation, and (iii) accordingly, management has not provided any amounts in the consolidated financial statements for unfavorable potential outcomes of material pending litigation. It is possible that Lorillard’s results of operations or cash flows in a particular quarterly or annual period or its financial position could be materially adversely affected by an unfavorable outcome or settlement of certain pending litigation.

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
     Loews is a defendant in four pending product liability cases. One of these is a Reimbursement Case in Israel, one is a Filter case pending in the U.S., and two are purported Class Action Cases on file in U.S. courts. Lorillard Tobacco also is a defendant in each of the four product liability cases in which Loews is involved. Pursuant to the Separation Agreement, Lorillard is required to indemnify Loews for the amount of any losses and any legal or other fees with respect to such cases.
Other Litigation
     Lorillard is also party to other litigation arising in the ordinary course of business. The outcome of this other litigation will not, in the opinion of management, materially affect Lorillard’s results of operations or equity.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     The following discussion should be read in conjunction with our historical consolidated financial statements and the notes related to those financial statements included in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 (the “Form 10-Q”). In addition to historical information, the following discussion contains forward-looking statements based on current expectations that involve risks and uncertainties. Investors are cautioned not to place undue reliance on these forward-looking statements. Statements preceded by, followed by or that otherwise include the words “believe,” “expect,” “anticipate,” “intend,” “project,” “estimate,” “plan,” “may increase,” “may fluctuate” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” “may” and “could” are generally forward-looking in nature and are not historical facts. Actual results and the timing of certain events may differ significantly from those projected in such forward-looking statements due to a number of factors, including those risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2010 (the “Form 10-K”) and those risk factors set forth in “Business Environment” below, in Part II, “Item 1A. Risk Factors” and elsewhere in this Form 10-Q. Except for our ongoing obligations to disclose material information under the federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events unless required by law. For any forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States (“GAAP”).
     The terms “Lorillard,” “we,” “our” and “us” refer to Lorillard, Inc., a Delaware corporation, and its subsidiaries. The terms “Lorillard, Inc.” and the “Company” refer solely to the parent company and “Lorillard Tobacco” refers solely to Lorillard Tobacco Company, the principal subsidiary of Lorillard, Inc.
Overview
     We are the third largest manufacturer of cigarettes in the United States. Founded in 1760, Lorillard is the oldest continuously operating tobacco company in the United States. Newport, our flagship menthol flavored premium cigarette brand, is the top selling menthol and second largest selling cigarette brand overall in the United States based on gross units sold in the first three months of 2011 and in the full year 2010. In addition to the Newport brand, our product line has four additional brand families marketed under the Kent, True, Maverick and Old Gold brand names. These five cigarette brands include 43 different product offerings which vary in price, taste, flavor, length and packaging. In the United States and certain U.S. possessions and territories, we shipped 9.7 billion cigarettes in the first three months of 2011 and 38.1 billion cigarettes for full year 2010. We sold our major trademarks outside of the United States in 1977. We maintain our headquarters and manufacture all of our products at our Greensboro, North Carolina facility.

Critical Accounting Policies and Estimates
     For a description of the critical accounting policies that require the use of significant judgments and estimates by management, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 18, 2011.
Business Environment
     Participants in the U.S. tobacco industry, including us, face a number of issues that have adversely affected their results of operations and financial condition in the past and will continue to do so, including:
•	A substantial volume of litigation seeking compensatory and punitive damages ranging into the billions of dollars, as well as equitable and injunctive relief, arising out of allegations of cancer and other health effects resulting from the use of cigarettes, addiction to smoking or exposure to environmental tobacco smoke, including claims for economic damages relating to alleged misrepresentation concerning the use of descriptors such as “lights,” as well as other alleged damages.

•	Substantial annual payments continuing in perpetuity, and significant restrictions on marketing and advertising have been agreed to and are required under the terms of certain settlement agreements, including the Master Settlement Agreement among major tobacco manufacturers and 46 states and various other governments and jurisdictions (the “MSA”) that we entered into in 1998 along with Philip Morris Incorporated, Brown & Williamson Tobacco Corporation and R.J. Reynolds Tobacco Company (the other “Original Participating Manufacturers”) to settle asserted and unasserted health care cost recovery and other claims. We and certain other U.S. tobacco product manufacturers previously settled similar claims brought by Mississippi, Florida, Texas and Minnesota (the “Initial State Settlements,” and together with the MSA, the “State Settlement Agreements”). The State Settlement Agreements impose a stream of future payment obligations on us and the other major U.S. cigarette manufacturers and place significant restrictions on their ability to market and sell cigarettes.

•	The domestic cigarette market, in which we conduct our only significant business, continues to contract. As a result of price increases, restrictions on advertising, promotions and smoking in public and private facilities, increases in regulation and excise taxes, health concerns, a decline in the social acceptability of smoking, increased pressure from anti-tobacco groups and other factors, domestic cigarette shipments have decreased at a compound rate of approximately 3.5% from the twelve months ended March 31, 2001 through the twelve months ended March 31, 2011.

•	Increases in cigarette prices since 1998 have led to an increase in the volume of discount and, specifically, deep discount cigarettes. Cigarette price increases have been driven by increases in federal, state and local excise taxes and by manufacturer price increases. Price increases have led, and continue to lead, to high levels of discounting and other promotional activities for premium brands. Deep discount brands have grown from an estimated share in 1998 of less than 2.0% to an estimated 14.2% for the three months ended March 31, 2011, and continue to be a significant competitive factor in the domestic market. We do not have sufficient empirical data to determine whether the increased price of cigarettes has deterred consumers from starting to smoke or encouraged them to quit smoking, but it is likely that increased prices may have had an adverse effect on consumption and may continue to do so.

•	The tobacco industry is subject to substantial and increasing regulation. In June 2009, the U.S. Congress passed, and the President signed into law, the Family Smoking Prevention and Tobacco Control Act (the “FSPTCA”) granting the FDA authority to regulate tobacco products. Pursuant to the terms of the FSPTCA, the FDA established the Tobacco Products Scientific Advisory Committee (the “TPSAC”) to evaluate, among other things, the impact of the use of menthol in cigarettes on the public health. In March 2011, the TPSAC issued its report to the FDA stating that “removal of menthol cigarettes from the marketplace would benefit public health.” The FDA could promulgate regulations that, among other things, could result in a ban on or restrict the use of menthol in cigarettes. The law imposes and will impose new restrictions on the manner in which cigarettes can be advertised and marketed, requires larger and more severe health warnings on cigarette packaging, permits restriction of the level of tar and nicotine contained in or yielded by cigarettes and may alter the way cigarette products are developed and manufactured.

-	In August 2009, we, along with RJR Tobacco, other tobacco manufacturers and a tobacco retailer, filed a lawsuit in the U.S. District Court for the Western District of Kentucky against the FDA challenging the constitutionality of certain restrictions on speech included in the FSPTCA. These restrictions on speech include, among others, bans on the use of color and graphics in certain tobacco product advertising, limits on the right to make truthful statements regarding modified risk tobacco products, a prohibition on making certain statements about the FDA’s regulation of tobacco products, restrictions on the placement of outdoor advertising, a ban on certain promotions offering gifts in consideration for the purchase of tobacco products, a ban on brand name sponsorship of events and the sale of brand name merchandise, and a ban on the distribution of product samples. The suit also challenges the law’s requirement for extensive graphic warning labels on all packaging and advertising. The complaint seeks a judgment (i) declaring that such provisions of the law violate the First and/or Fifth Amendments of the U.S. Constitution and (ii) enjoining the FDA from enforcing the unconstitutional provisions of the law. On January 4, 2010, the district court issued an order (a) striking down the provisions of the law that banned the use of color and graphics in certain tobacco product advertising and prohibited tobacco manufacturers from making certain statements about the FDA’s regulation of tobacco products and (b) upholding the remaining challenged advertising provisions. Both sides have appealed the district court’s ruling to the Sixth Circuit Court of Appeals, and the appeal has been fully briefed. While we believe there is established legal precedent supporting our claims we cannot predict the outcome of any such appeal. Nor can we make any assurances that any such appeal will be successful.

-	In February 2011, we, along with RJR Tobacco, filed a lawsuit in the U.S. District Court for the District of Columbia against the FDA challenging the composition of the TPSAC because of the FDA’s appointment of certain voting members with significant financial conflicts of interest. We believe these members are financially biased because they regularly testify as expert witnesses against tobacco-product manufacturers, and because they are paid consultants for pharmaceutical companies that develop and market smoking-cessation products. The suit similarly challenges the presence of certain conflicted individuals on the Constituents Subcommittee of the TPSAC. The complaint seeks a judgment (i) declaring that, among other things, the appointment of the conflicted individuals to the TPSAC (and its Constituents Subcommittee) was arbitrary, capricious, an abuse of discretion, and otherwise not in compliance with the law because it prevented the TPSAC from preparing a report that was unbiased and untainted by conflicts of interest, and (ii) enjoining the FDA from, among other things, relying on the TPSAC’s report.
•	The federal government and many state and local governments and agencies, as well as private businesses, have adopted legislation, regulations or policies which prohibit, restrict or discourage smoking, including legislation, regulations or policies prohibiting or restricting smoking in public buildings and facilities, stores, restaurants and bars, on airline flights and in the workplace. Other similar laws and regulations are under consideration and may be enacted by federal, state and local governments in the future.

•	Substantial federal, state and local excise taxes are reflected in the retail price of cigarettes. For the three months ended March 31, 2011, the federal excise tax was $1.0066 per pack and combined state and local excise taxes ranged from $0.17 to $5.85 per pack. For the three months ended March 31, 2011, there were no state excise tax increases implemented. On June 21, 2010, New York state legislature approved a $1.60 per pack state excise tax increase that was implemented on July 1, 2010. The federal excise tax on cigarettes increased by $0.6166 per pack to $1.0066 per pack, effective April 1, 2009, to finance health insurance for children. It is likely that increases in excise and similar taxes have had an adverse impact on sales of cigarettes and that the most recent increase and future increases, the extent of which cannot be predicted, could result in further volume declines for the cigarette industry, including us, and an increased sales shift toward deep discount cigarettes rather than premium brands. In addition, we and other cigarette manufacturers and importers are required to pay an assessment under a federal law designed to fund payments to tobacco quota holders and growers and are required to pay an annual user fee to the FDA.
     The domestic market for cigarettes is highly competitive. Competition is primarily based on a brand’s taste; quality; price, including the level of discounting and other promotional activities; positioning; consumer loyalty; and retail display. Our principal competitors are the two other major U.S. cigarette manufacturers, Philip Morris USA and RJR Tobacco. We also compete with numerous other smaller manufacturers and importers of cigarettes, including deep discount cigarette manufacturers. We believe our ability to compete even more effectively has been restrained in some marketing areas as a result of retail merchandising contracts offered by Philip Morris USA and RJR Tobacco which limit the retail shelf space available to our brands. As a result, in some retail locations we are limited in competitively supporting our promotional programs, which may constrain sales.

     The following table presents Lorillard’s selected industry and market share data for the three months ended March 31, 2011 and 2010.
Selected Industry and Market Share Data (1)

	Three Months Ended
	March 31,
(Volume in billions)	2011	2010
Lorillard total domestic unit volume (2)	9.5	8.7
Industry total domestic unit volume	69.6	72.0

Lorillard’s share of the domestic market	13.7%	12.1%
Lorillard’s premium volume as a percentage of its domestic volume	86.3%	87.8%
Lorillard’s share of the premium market	16.8%	15.0%

Newport’s share of the domestic market	11.7%	10.4%
Newport’s share of the premium market	16.6%	14.7%
Total menthol segment market share for the industry	30.7%	29.4%
Total discount segment market share for the industry	29.6%	29.3%
Newport’s share of the menthol market	35.7%	35.4%
Newport’s share of Lorillard’s total volume(3)	85.5%	86.5%
Newport’s share of Lorillard’s net sales(3)	90.4%	90.9%

(1)	Source: Management Science Associates, Inc. (“MSAI”), an independent third-party database management organization that collects wholesale shipment data from various cigarette manufacturers. MSAI divides the cigarette market into two price segments, the premium price segment and the discount or reduced price segment. MSAI’s information relating to unit sales volume and market share of certain of the smaller, primarily deep discount, cigarette manufacturers is based on estimates derived by MSAI. Management believes that volume and market share information for deep discount manufacturers may be understated and, correspondingly, market share information for the larger manufacturers, including Lorillard, may be overstated by MSAI. Lorillard has made certain adjustments to the data received from MSAI to reflect management’s judgment as to which brands are included in the menthol segment.

(2)	The quarter ended March 31, 2011 contained one more shipping day than the comparable period ended March 31, 2010.

(3)	Source: Lorillard shipment reports.
Results of Operations
Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2010

	Three Months Ended
	March 31,
	2011	2010
	(In millions)
Net sales (a)	$1,535	$1,360
Cost of sales (a) (b)	992	882

Gross profit	543	478
Selling, general and administrative	122	96

Operating income	421	382
Investment income	1	1
Interest expense	(28)	(10)

Income before income taxes	394	373
Income taxes	146	141

Net income	$248	$232

(a)	Includes excise taxes of $479 and $437 respectively.

(b)	Cost of sales includes:

- $319 and $276 to accrue obligations under the State Settlement Agreements, respectively.

- $30 and $27 to accrue obligations under the Federal Assessment for Tobacco Growers, respectively.

- $14 and $7 to accrue Food and Drug Administration user fees, respectively.

Three Months ended March 31, 2011 Compared to Three Months ended March 31, 2010
     Net sales. Net sales increased by $175 million, or 12.9%, from $1.360 billion for the three months ended March 31, 2010 to $1.535 billion for the three months ended March 31, 2011. Net sales increased $158 million due to higher unit sales volume (including $42 million of federal excise tax), $40 million due to higher average unit prices reflecting price increases in February, May and November 2010, partially offset by $23 million of higher sales promotion costs driven by the introduction of Newport Non-Menthol accounted for as a reduction of sales.
     Total Lorillard wholesale unit volume, which includes Puerto Rico and U.S. Possessions, increased 9.5% for the three months ended March 31, 2011 compared to the corresponding period of 2010. Domestic unit volume, which excludes Puerto Rico and U.S. Possessions, increased 9.4% for the three months ended March 31, 2011 compared to the corresponding period of 2010. Unit volume figures in this section are provided on a gross basis. Total unit volume for Newport, the Company’s flagship brand, and domestic Newport unit volume increased 8.2% and 8.0%, respectively for the three months ended March 31, 2011 compared to the corresponding period of 2010. Newport Non-Menthol, the first significant line extension for Newport in the last decade, was successfully launched in the fourth quarter of 2010 and significantly contributed to the increase in Newport domestic wholesale shipments during the first quarter of 2011. Domestic wholesale shipments for Maverick, the Company’s leading discount brand, increased 22.7% for the three months ended March 31, 2011 compared to the corresponding period in 2010. Industry-wide domestic unit volume decreased an estimated 3.4% for the three months ended March 31, 2011 compared to the corresponding period of 2010. The first quarter of 2011 included one additional shipping day versus the first quarter of 2010. Adjusting for the additional day and modest changes in wholesale inventory patterns, our domestic wholesale shipments increased an estimated 8.3% for the first quarter of 2011. Industry shipments of premium brands comprised 70.4% of industry-wide domestic unit volume during the three months ended March 31, 2011 compared to 70.7% in the corresponding period of 2010.
     Our total domestic wholesale market share, based on wholesale shipments, increased by 1.6 share points during the first quarter of 2011 to 13.7% from 12.1% in the first quarter of 2010. Newport domestic wholesale market share increased 1.3 share points during the first quarter of 2011 to 11.7% from 10.4% in the first quarter of 2010.
     Cost of sales. Cost of sales increased by $110 million, or 12.5%, from $882 million for the three months ended March 31, 2010 to $992 million for the three months ended March 31, 2011. The increase in cost of sales ($53 million, including $42 million of federal excise tax) is primarily due to higher unit sales volume, higher expenses related to the State Settlement Agreements ($43 million) and higher Food and Drug Administration fees ($7 million). We recorded pre-tax charges for our obligations under the State Settlement Agreements of $319 million and $276 million for the three months ended March 31, 2011 and 2010, respectively, an increase of $43 million. The $43 million increase is due to the impact of higher unit sales ($32 million), the inflation adjustment ($9 million), and higher other expenses ($2 million).
     Selling, general and administrative Selling, general and administrative costs increased $26 million to $122 million in the first quarter of 2011 compared to the first quarter of 2010 primarily as a result of higher legal costs related to the Engle Progeny litigation. In addition, selling, general and administrative costs include higher administrative costs incurred in support of the Company’s position and industry reports to the FDA regarding the use of menthol in cigarettes and advertising costs related to the support of Newport Non-Menthol.
     Interest expense. Interest expense increased $18 million for the three months ended March 31, 2011, compared to the three months ended March 31, 2010, and reflects interest on the senior notes issued in the second quarter of 2010.
     Income taxes. Income taxes increased $5 million or 3.5% from $141 million for the three months ended March 31, 2010 to $146 million in for the three months ended March 31, 2011. The change reflects an increase in income before income taxes of $21 million, or 5.6%, partially offset by a decrease in the effective tax rate from 37.8% to 37.1% for the three months ended March 31, 2010 and 2011, respectively. This decrease is primarily due to an unfavorable adjustment in the first quarter of 2010 from the impact of the repeal of future tax deductions for Medicare Part D subsidies for retiree drug benefits pursuant to the health care reform legislation enacted in the first quarter of 2010.

Liquidity and Capital Resources
     Our cash and cash equivalents of $2.338 billion at March 31, 2011 were invested in prime money market funds.
Cash Flows
     Cash flow from operating activities. The principal source of liquidity for our business and operating needs is internally generated funds from our operations. We generated net cash flow from operations of $759 million for the three months ended March 31, 2011 compared to $647 million for the three months ended March 31, 2010. The increased cash flow in 2011 primarily reflects higher net income and the timing of payments for State Settlement Agreements.
     Cash flow from investing activities. Our cash flow from investing activities used cash of $7 million for the three months ended March 31, 2011 compared to $10 million for the three months ended March 31, 2010 for capital expenditures. The expenditures were primarily used for the modernization of manufacturing equipment. Our capital expenditures for the year ending December 31, 2011 are forecast to be between $35 million and $45 million.
     Cash flow from financing activities. Our cash flow from operations has exceeded our working capital and capital expenditure requirements during the first three months of 2011. We paid cash dividends to our shareholders of $188 million on March 11, 2011 and $155 million on March 11, 2010.
     In April 2010, Lorillard Tobacco issued $1 billion of unsecured senior notes in two tranches pursuant to an Indenture, dated June 23, 2009, and the Second Supplemental Indenture, dated April 12, 2010 (the “Second Supplemental Indenture”). The first tranche was $750 million aggregate principal amount of 6.875% Notes due May 1, 2020 (the “2020 Notes”), and the second tranche was $250 million aggregate principal amount of 8.125% Notes due May 1, 2040 (the “2040 Notes”). Lorillard Tobacco is the principal, wholly-owned operating subsidiary of the Company and the 2020 Notes and 2040 Notes (the “Notes”) are unconditionally guaranteed on a senior unsecured basis by the Company. The net proceeds from the issuance are used for general corporate purposes, which may include, among other things, the repurchase, redemption or retirement of securities including the Company’s common stock, acquisitions, additions to working capital and capital expenditures.
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
     During the first quarter of 2011, we repurchased approximately 3.8 million shares at a cost of $289 million under the $1 billion repurchase program announced on August 20, 2010. As of March 31, 2011, the maximum dollar value of shares that could yet be purchased under the program was $335 million.
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
     In April 2011, we paid $1.003 billion under the State Settlement Agreements, primarily based on 2010 volume. Included in the above number was $107 million deposited in an interest-bearing escrow account in accordance with procedures established in the MSA pending resolution of a claim by us and the other Original Participating Manufacturers that they are entitled to reduce their MSA payments based on a loss of market share to non-participating manufacturers. Most of the states that are parties to the MSA are disputing the availability of the reduction and we believe that this dispute will ultimately be resolved by judicial and arbitration proceedings. Our $107 million reduction is based upon the Original Participating Manufacturers collective loss of market share in 2008. In April of 2010, 2009, 2008, 2007 and 2006, we had previously deposited $88 million, $74 million, $72 million, $111 million and $109 million, respectively, in the same escrow account discussed above, which was based on a loss of market share in 2007, 2006, 2005, 2004 and 2003 to non-participating manufacturers. In February 2009, we directed the transfer of $72 million from this account to the non-disputed account, related to the loss of market share in 2005, pursuant to an Agreement Concerning Arbitration that we and the other Participating Manufacturers entered into with certain MSA states. This amount was then paid to the MSA states. We and the other Original Participating Manufacturers have the right to claim additional reductions of MSA payments in subsequent years under provisions of the MSA. In addition to the payments made in the first four months of 2011, we anticipate the additional amount payable in 2011 will be approximately $225 million to $250 million, primarily based on 2011 estimated volume.

Contractual Cash Payment Obligations
     The following chart presents our contractual cash payment obligations as of March 31, 2011.

		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
	(In millions)
Senior notes	$1,750	$—	$—	$—	$1,750
Interest payments related to notes	1,557	133	398	266	760
Contractual purchase obligations	60	59	1	—	—
Operating lease obligations	3	2	1	—	—

Total	$3,370	$194	$400	$266	$2,510

     In addition to the obligations presented in the table above, as of March 31, 2011, we believe that it is reasonably possible that payments of up to $0.6 million may be made to various tax authorities in the next twelve months related to gross unrecognized tax benefits. We cannot make a reasonably reliable estimate of the amount of liabilities for unrecognized tax benefits that may result in cash settlements for periods beyond twelve months.
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
Off-Balance Sheet Arrangements
     None.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
Market Risk
     We invest in financial instruments that involve market risk. Our measure of market risk exposure represents an estimate of the change in fair value of our financial instruments. Market risk exposure is presented below for each class of financial instrument we held at March 31, 2011, assuming immediate adverse market movements of the magnitude described below. We believe that the rate of adverse market movement represents a measure of exposure to loss under hypothetically assumed adverse conditions. The estimated market risk exposure represents the hypothetical loss to future earnings and does not represent the maximum possible loss nor any expected actual loss, even under adverse conditions, because actual adverse fluctuations would likely differ. In addition, since our investment portfolio is subject to change based on its portfolio management strategy as well as in response to changes in the market, these estimates are not necessarily indicative of the actual results which may occur. The market risk exposure represents the potential loss in carrying value and pretax impact to future earnings caused by the hypothetical change in price.
     Exposure to market risk is managed and monitored by senior management. Senior management approves our overall investment strategy and has the responsibility to ensure that the investment positions are consistent with that strategy with an acceptable level of risk.
     Interest rate risk. Our investments, which are included in cash and cash equivalents, consist of money market funds with major financial institutions. Those investments are exposed to fluctuations in interest rates. A sensitivity analysis, based on a hypothetical 1% increase or decrease in interest rates on our average 2011 investments, would cause an increase or decrease in pretax income of approximately $6 million for the three months ended March 31, 2011.

     Our debt is denominated in US Dollars and has been issued at a fixed rate. In September 2009, we entered into interest rate swap agreements for a total notional amount of $750 million to hedge changes in fair value of the Notes due to changes in the designated benchmark interest rate. Changes in the fair value of the derivative are recorded in earnings along with offsetting adjustments to the carrying amount of the hedged debt. A sensitivity analysis, based on a hypothetical 1% change in LIBOR, would cause an increase or decrease in pretax income by approximately $2 million for the three months ended March 31, 2011.
     Liquidity risk. We may be forced to cash settle all or a portion of our derivative contracts before the expiration date if our debt rating is downgraded below Ba2 by Moody’s or BB by S&P. This could have a negative impact on our cash position. Early cash settlement would result in the timing of our hedge settlement not being matched to the cash settlement of the debt. As of March 31, 2011, our debt ratings were Baa2 and BBB- with Moody’s and S&P, respectively, both of which are above the ratings at which settlement of our derivative contracts would be required. See Note 9 for additional information on derivatives.
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
PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
     Information about legal proceedings is set forth in Note 14, “Legal Proceedings,” in the Notes to Consolidated Condensed Financial Statements included in “Item 1. Financial Statements” of this Form 10-Q. Such information is incorporated by reference as if fully set forth herein.
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

     Following the passage of the Family Smoking Prevention and Tobacco Control Act (the “Act”) in June 2009, the FDA established the Tobacco Products Scientific Advisory Committee (the “TPSAC”) to evaluate, among other things, “the impact of the use of menthol in cigarettes on the public health, including such use among children, African-Americans, Hispanics, and other racial and ethnic minorities.” In addition, the Act permits the FDA to impose restrictions regarding the use of menthol in cigarettes, including a ban, if those restrictions would be appropriate for the public health. The TPSAC or the Menthol Report Subcommittee held meetings on March 30-31, 2010, July 15-16, 2010, September 27, 2010, October 7, 2010, November 18, 2010, January 10-11, 2011, February 10-11, 2011, March 2, 2011 and March 17-18, 2011 to consider the issues surrounding the use of menthol in cigarettes. At the March 18, 2011 meeting, TPSAC presented its report and recommendations on menthol. The report’s findings included that menthol likely increases experimentation and regular smoking, menthol likely increases the likelihood and degree of addiction for youth smokers, non-white menthol smokers (particularly African-Americans) are less likely to quit smoking and are less responsive to certain cessation medications, and consumers continue to believe that smoking menthol cigarettes is less harmful than smoking nonmenthol cigarettes as a result of the cigarette industry’s historical marketing. TPSAC’s overall recommendation to the FDA was that “[r]emoval of menthol cigarettes from the marketplace would benefit public health in the United States.” FDA indicated that it plans to provide a progress report on its review of the science related to menthol cigarettes on or around June 23, 2011. If the FDA determined that the regulation of menthol is warranted, the FDA could promulgate regulations that, among other things, could result in a ban on or restrict the use of menthol in cigarettes.
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
     In June 2009, the U.S. Congress passed, and the President signed into law, the Family Smoking Prevention and Tobacco Control Act that grants the FDA authority to regulate tobacco products. The legislation:
•	established a Tobacco Products Scientific Advisory Committee to, among other things, evaluate the issues surrounding the use of menthol as a flavoring or ingredient in cigarettes and issue a nonbinding recommendation to the FDA regarding menthol by March 23, 2011;

•	grants the FDA the regulatory authority to consider and impose broad additional restrictions through a rule making process, including a ban on the use of menthol in cigarettes;

•	requires larger and more severe health warnings, including graphic images, on packs, cartons and advertising;

•	bans the use of descriptors on tobacco products, such as “low tar” and “light”;

•	requires the disclosure of ingredients and additives to consumers;

•	requires pre-market approval by the FDA of all new products, including substantially equivalent products;

•	requires pre-market approval by the FDA for claims made with respect to reduced risk or reduced exposure products;

•	allows the FDA to require the reduction of nicotine or any other compound in cigarettes;

•	allows the FDA to mandate the use of reduced risk technologies in conventional cigarettes;

•	allows the FDA to place more severe restrictions on the advertising, marketing and sales of cigarettes; and

•	permits possible inconsistent state and local regulation of the advertising or promotion of cigarettes by providing an exception to certain federal preemption of such regulation.
     We believe that such regulation could have a material adverse effect on our business. For example, under the Act, we must file a report with the FDA substantiating that any cigarettes introduced or modified after February 15, 2007 are “substantially equivalent” to cigarettes on the market before that date to enable the agency to determine whether the new or modified products are “substantially equivalent” to specific predicate products already being sold. For any products introduced or modified between February 15, 2007 and March 22, 2011, initial reports were required to be filed with the FDA on or before March 22, 2011. The FDA announced that a product introduced or modified before March 22, 2011 may remain on the market pending the FDA’s review, provided a “substantially equivalent” report was filed with the FDA on or before March 22, 2011. We believe, based on the limited guidance issued by the FDA to date, that we were required to file, and have filed, reports for all of our cigarettes on or before March 22, 2011 since modifications had been made to our products since 2007. While all of our cigarettes may remain on the market pending the FDA’s review, they are subject to removal should the FDA determine any are not “substantially equivalent.”
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
As of April 27, 2011, Lorillard Tobacco is a defendant in approximately 9,040 tobacco-related lawsuits, including approximately 696 cases in which Lorillard, Inc. is a co-defendant. These cases, which are extremely costly to defend, could result in substantial judgments against Lorillard Tobacco and/or Lorillard, Inc.
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
     In December 2010, a Massachusetts jury awarded $50 million in compensatory damages to the estate of a deceased smoker, $21 million in damages to the deceased smoker’s son, and $81 million in punitive damages from Lorillard Tobacco in a Conventional Product Liability Case, Evans v. Lorillard Tobacco Company (Superior Court, Suffolk County, Massachusetts). As of April 27, 2011, the case remained pending before the trial court because the judge has not issued a verdict as to a single claim that was not submitted for the jury’s consideration. It is possible the court will award additional damages to the plaintiffs in its verdict that addresses this final claim. It also is possible the court will award attorneys’ fees to the lawyers representing the plaintiff. As of April 27, 2011, the court had not ruled on the motions filed by Lorillard Tobacco following the verdicts, which includes motions for new trial, for judgment notwithstanding the verdict, and for reduction or elimination of the jury’s damages awards. The court is not expected to issue a final judgment until it disposes of the final claim or it rules on Lorillard Tobacco’s post-trial motions. Lorillard Tobacco may file additional post-trial motions after a final judgment is entered. Should the final judgment award damages to the plaintiff, Massachusetts statutes provide that the court may award pre-judgment and post-judgment interest. The opportunity for Lorillard Tobacco to initiate an appeal from the verdicts in Evans will not begin until the final judgment is entered. Plaintiff has asked the court to enter a preliminary injunction that directs Lorillard Tobacco to set aside $272.0 million in cash or cash equivalents to secure the amounts awarded by the jury and the interest obligations plaintiff expects the court to order in a final judgment. As of April 27, 2011, the court had not ruled on plaintiff’s motion for preliminary injunction. It is possible that the verdict in this case could lead to additional litigation.
A judgment has been rendered against Lorillard Tobacco in the Scott litigation.
     In July 2008, the District Court of Orleans Parish, Louisiana, entered an amended final judgment in favor of the plaintiffs in Scott v. The American Tobacco Company, et al. (District Court, Orleans Parish, Louisiana, filed May 24, 1996), a class action on behalf of certain cigarette smokers resident in the State of Louisiana. In April 2010, the Louisiana Court of Appeal, Fourth Circuit, issued a decision that modified the trial court’s 2008 amended final judgment. The Court of Appeal’s decision reduced the judgment amount to approximately $242 million to fund a ten year court-supervised smoking cessation program. The April 2010 decision ordered that an award of post-judgment interest will accrue from July 2008. Interest awarded by the amended final judgment will continue to accrue from July 2008 until the judgment either is paid or is reversed on appeal. As of April 27, 2011, judicial interest totaled approximately $34.6 million. Lorillard Tobacco’s share of any judgment, including an award of post-judgment interest, has not been determined. In the fourth quarter of 2007, we recorded a pretax provision of approximately $66 million for this matter. Lorillard, Inc., which was a party to the case in the past, is no longer a defendant. The U.S. Supreme Court has granted defendants’ application to stay execution of the amended final judgment until defendants’ petition for writ of certiorari to the U.S. Supreme Court is resolved. As of April 27, 2011, the U.S. Supreme Court had not determined whether it will grant review of defendants’ certiorari petition. It is not possible to predict the final outcome of this matter.
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
     The 2006 ruling by the Florida Supreme Court in Engle also permitted members of the Engle class to file individual claims, including claims for punitive damages. The Florida Supreme Court held that these individual plaintiffs are entitled to rely on a number of the jury’s findings in favor of the plaintiffs in the first phase of the Engle trial. These findings included that smoking cigarettes causes a number of diseases; that cigarettes are addictive or dependence-producing; and that the defendants, including Lorillard Tobacco and Lorillard, Inc., were negligent, breached express and implied warranties, placed cigarettes on the market that were defective and unreasonably dangerous, and concealed or conspired to conceal the risks of smoking. Lorillard Tobacco is a defendant in approximately 7,100 cases pending in various state and federal courts in Florida that were filed by members of the Engle class (the “Engle Progeny Cases”), including 689 cases in which Lorillard, Inc. is a co-defendant.
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
     As of April 27, 2011, verdicts had been returned in four Engle Progeny Cases in which Lorillard Tobacco was a defendant. Lorillard, Inc. was not a defendant in any of these four cases. In Rohr v. R.J. Reynolds Tobacco

Company, et al. (Circuit Court, Broward County, Florida), a jury returned a verdict in favor of the defendants, including Lorillard Tobacco. Plaintiff in Rohr did not pursue an appeal and the case is concluded. In Mrozek v. Lorillard Tobacco Company (Circuit Court, Fourth Judicial Circuit, Duval County, Florida), the jury awarded plaintiffs a total of $6,000,000 in compensatory damages and $11,300,000 in punitive damages. The jury apportioned 35% of the fault for the smoker’s injuries to the smoker and 65% to Lorillard Tobacco. As of April 27, 2011, the court had not ruled on Lorillard Tobacco’s post-trial motions or entered a final judgment in Mrozek. In Tullo v. R.J. Reynolds, et al. (Circuit Court, Palm Beach County, Florida), the jury awarded plaintiff a total of $4,500,000 in compensatory damages. The jury assessed 45% of the fault to the smoker, 5% to Lorillard Tobacco and 50% to other defendants. The jury did not award punitive damages to the plaintiff. As of April 27, the court had not ruled on the parties’ post-trial motions in Tullo. The court entered a final judgment that awards plaintiff $225,000 and post-judgment interest from Lorillard Tobacco, but it has not resolved plaintiff’s application for attorneys’ fees and costs. As of April 27, 2011, the opportunity for Lorillard Tobacco to notice an appeal in Tullo had not expired. In Sulcer v. Lorillard Tobacco Company, et al. (Circuit Court, Escambia County, Florida), the jury awarded $225,000 in compensatory damages to the plaintiff and it assessed 95% of the fault for the smoker’s injuries to the smoker and 5% to Lorillard Tobacco. The jury returned a verdict for Lorillard Tobacco as to whether plaintiff is entitled to punitive damages. As of April 27, 2011, the deadline for the parties to request post-verdict relief had not expired, and a final judgment had not been entered in Sulcer.
     As of April 27, 2011, verdicts have been returned in 39 Engle Progeny Cases in which neither Lorillard Tobacco nor Lorillard, Inc. were defendants since the Florida Supreme Court issued its 2006 ruling. Juries awarded compensatory damages and punitive damages in 17 of these trials. The punitive damages awards have totaled $565 million and have ranged from $250,000 to $244 million. In seven of the trials, juries awarded only compensatory damages. In the 15 other trials, juries found in favor of the defendants. In some of the trials decided in the defendants’ favor, plaintiffs have filed motions challenging the verdicts. It is not possible to predict the final outcome of this litigation.
We are unable to make a meaningful estimate of the amount or range of loss that could result from an unfavorable outcome of certain material pending litigation.
     We record provisions in our consolidated financial statements for pending litigation when we determine that an unfavorable outcome is probable and the amount of loss can be reasonably estimated. Except for the impact of the State Settlement Agreements and the provision relating to the Scott case, as described in the risk factor “A judgment has been rendered against Lorillard Tobacco in the Scott litigation” above, while it is reasonably possible that an unfavorable outcome of pending litigation may occur, (i) management has concluded that it is not probable that a loss has been incurred in any material pending litigation against Lorillard, (ii) management is unable to estimate the possible loss or range of loss that could result from an unfavorable outcome in any material pending litigation and (iii) accordingly, management has not provided any amounts in the consolidated financial statements for any unfavorable potential outcomes of material pending litigation. It is possible that our results of operations, cash flows and financial position could be materially adversely affected by an unfavorable outcome of certain pending or future litigation.
We may not be able to develop, produce or commercialize competitive new products and technologies required by regulatory changes or changes in consumer preferences.
     Consumer health concerns and changes in regulations are likely to require us to introduce new products or make substantial changes to existing products. For example, all 50 states and the District of Columbia have passed legislation requiring cigarette manufacturers to reduce the ignition propensity of their products. We believe that there may be increasing pressure from public health authorities to develop a conventional cigarette, an alternative cigarette or an alternative tobacco product that provides a demonstrable reduced risk of adverse health effects. Certain of the other major cigarette makers have already developed and marketed alternative cigarette products. We may not be able to develop a reduced risk product that is acceptable to consumers. In addition, the costs associated with developing any such new products and technologies could be substantial.
The availability of counterfeit cigarettes could adversely affect our sales volume, revenue and profitability.
     Sales of counterfeit cigarettes in the United States, including counterfeits of our Newport brand, could adversely impact sales by the manufacturers of the brands that are counterfeited and potentially damage the value and reputation of those brands. Additionally, smokers who mistake counterfeit cigarettes for our cigarettes may attribute quality and taste deficiencies in the counterfeit product to our brands and discontinue purchasing our brands. Although we do not believe that sales of counterfeit Newport cigarettes have had a material adverse effect on our sales volume, revenue and profits to date, the availability of counterfeit Newport cigarettes together with the potential regulation of cigarettes and their ingredients, substantial increases in excise taxes and other potential price increases could result in increased demand for counterfeit product that could have a material adverse effect on our sales volume, revenue and profits in the future.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     In the first quarter of 2011, the Company repurchased the following number of shares of its common stock:

				Approximate
			Total Number of	Dollar Value of
			Shares Purchased	Shares that
	Total	Average	as Part of	May Yet Be
	Number	Price	Publicly	Purchased
	of Shares	Paid per	Announced Plans	Under the Plans
(In millions, except for per share amounts)	Purchased	Share	or Programs	or Programs
January 1, 2011 — January 31, 2011	1.6	$75.98	1.6	$500.5
February 1, 2011 — February 28, 2011	1.4	76.77	1.4	395.7
March 1, 2011 — March 31, 2011	0.8	78.41	0.8	335.1

Total	3.8	$76.76	3.8

     The shares repurchased were acquired under a share repurchase program authorized by the Board of Directors on August 20, 2010 for a maximum of $1 billion. All repurchases were made in open market transactions. We record the repurchase of shares of Common Stock at cost based on the transaction date of the repurchase. As of March 31, 2011, the maximum dollar value of shares that could yet be purchased under the August 20, 2010 repurchase program was $335 million.
Item 3. Defaults Upon Senior Securities
     None.
Item 4. [Reserved]
Item 5. Other Information
     On April 29, 2011, the jury in the City of St. Louis [Missouri] v. American Tobacco Co., Inc., et al. (Circuit Court, City of St. Louis, Missouri) returned a verdict for Lorillard Tobacco and the other cigarette manufacturers that were defendants in the case. Lorillard, Inc. had been voluntarily dismissed from the case by the plaintiffs during the trial.
Item 6. Exhibits

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation of Lorillard, Inc., incorporated herein by reference to Exhibit 3.1 to our Current Report on Form 8-K (File No. 1-34097) filed on June 12, 2008

3.2	Amended and Restated Bylaws of Lorillard, Inc., as of February 25, 2010, incorporated herein by reference to Exhibit 3.2 to our Current Report on Form 8-K filed (File No. 1-34097) on March 2, 2010

3.3	Certificate of Amendment of Certificate of Incorporation of Lorillard Tobacco Company and Certificate of Incorporation of Lorillard Tobacco Company, incorporated herein by reference to Exhibit 3.3 to Lorillard, Inc.’s Registration Statement on Form S-3 (File No. 333-159902) filed on June 11, 2009

3.4	Bylaws of Lorillard Tobacco Company, incorporated herein by reference to Exhibit 3.4 to Lorillard, Inc.’s Registration Statement on Form S-3 (File No. 333-159902) filed on June 11, 2009

Exhibit
Number	Description
4.1	Specimen certificate for shares of common stock of Lorillard, Inc., incorporated herein by reference to Exhibit 4.1 to our Amended Registration Statement on Form S-4 (File No. 333-149051) filed on May 9, 2008

4.2	Indenture, dated June 23, 2009, among Lorillard Tobacco Company, Lorillard, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee, incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K (File No. 1-34097) filed on June 23, 2009

4.3	First Supplemental Indenture, dated June 23, 2009, among Lorillard Tobacco Company, Lorillard, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee, incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K (File No. 1-34097) filed on June 23, 2009

4.4	Second Supplemental Indenture, dated April 12, 2010, among Lorillard Tobacco Company, Lorillard, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee, incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K (File No. 1-34097) filed on April 12, 2010

4.5	Form of 8.125% Senior Note due 2019 of Lorillard Tobacco Company, incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K (File No. 1-34097) filed on June 23, 2009

4.6	Form of 6.875% Senior Note due 2020 of Lorillard Tobacco Company, incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K (File No. 1-34097) filed on April 12, 2010

4.7	Form of 8.125% Senior Note due 2040 of Lorillard Tobacco Company, incorporated by reference of Exhibit 4.4 to our Current Report on Form 8-K (File No. 1-34097) filed on April 12, 2010

4.8	Form of Guarantee Agreement of Lorillard, Inc. for the 8.125% Senior Notes due 2019 of Lorillard Tobacco Company, incorporated by reference to Exhibit 4.4 to Lorillard, Inc.’s Current Report on Form 8-K filed on June 23, 2009

4.9	Form of Guarantee Agreement of Lorillard, Inc. for the 6.875% Senior Notes due 2020 of Lorillard Tobacco Company, incorporated by reference to Exhibit 4.5 to our Current Report on Form 8-K (File No. 1-34097) filed on April 12, 2010

4.10	Form of Guarantee Agreement of Lorillard, Inc. for the 8.125% Senior Notes due 2040 of Lorillard Tobacco Company, incorporated by reference to Exhibit 4.6 to our Current Report on Form 8-K (File No. 1-34097) filed on April 12, 2010

10.1	Separation Agreement between Loews Corporation and Lorillard, Inc., Lorillard Tobacco Company, Lorillard Licensing Company, LLC, One Park Media Services, Inc. and Plisa, S.A., incorporated herein by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q (File No. 1-34097) filed on August 7, 2008

10.2	Amended and Restated Employment Agreement between Lorillard, Inc. and Martin L. Orlowsky, dated December 19, 2008, incorporated by reference to Exhibit 10.2 to our Annual Report on Form 10-K (File No. 1-34097) filed on March 2, 2009†*

10.3	Comprehensive Settlement Agreement and Release with the State of Florida to settle and resolve with finality all present and future economic claims by the State and its subdivisions relating to the use of or exposure to tobacco products, incorporated herein by reference to Exhibit 10 to Loews’s Report on Form 8-K (File No. 1-6541) filed September 5, 1997

10.4	Comprehensive Settlement Agreement and Release with the State of Texas to settle and resolve with finality all present and future economic claims by the State and its subdivisions relating to the use of or exposure to tobacco products, incorporated herein by reference to Exhibit 10 to Loews’s Report on Form 8-K (File No. 1-6541) filed February 3, 1998

10.5	State of Minnesota Settlement Agreement and Stipulation for Entry of Consent Judgment to settle and resolve with finality all claims of the State of Minnesota relating to the subject matter of this action which have been or could have been asserted by the State, incorporated herein by reference to Exhibit 10.1 to Loews’s Report on Form 10-Q for the quarter ended March 31, 1998 (File No. 1-6541) filed May 15, 1998

Exhibit
Number	Description
10.6	State of Minnesota Consent Judgment relating to the settlement of tobacco litigation, incorporated herein by reference to Exhibit 10.2 to Loews’s Report on Form 10-Q for the quarter ended March 31, 1998 (File No. 1-6541) filed May 15, 1998

10.7	State of Minnesota Settlement Agreement and Release relating to the settlement of tobacco litigation, incorporated herein by reference to Exhibit 10.3 to Loews’s Report on Form 10-Q for the quarter ended March 31, 1998 (File No. 1-6541) filed May 15, 1998

10.8	State of Minnesota State Escrow Agreement relating to the settlement of tobacco litigation, incorporated herein by reference to Exhibit 10.6 to Loews’s Report on Form 10-Q for the quarter ended March 31, 1998 (File No. 1-6541) filed May 15, 1998

10.9	Stipulation of Amendment to Settlement Agreement and For Entry of Agreed Order, dated July 2, 1998, regarding the settlement of the State of Mississippi health care cost recovery action, incorporated herein by reference to Exhibit 10.1 to Loews’s Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 1-6541) filed August 14, 2008

10.10	Mississippi Fee Payment Agreement, dated July 2, 1998, regarding the payment of attorneys’ fees, incorporated herein by reference to Exhibit 10.2 to Loews’s Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 1-6541) filed August 14, 2008

10.11	Stipulation of Amendment to Settlement Agreement and For Entry of Consent Decree, dated July 24, 1998, regarding the settlement of the Texas health care cost recovery action, incorporated herein by reference to Exhibit 10.4 to Loews’s Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 1-6541) filed on August 14, 2008

10.12	Texas Fee Payment Agreement, dated July 24, 1998, regarding the payment of attorneys’ fees, incorporated herein by reference to Exhibit 10.5 to Loews’s Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 1-6541) filed on August 14, 2008

10.13	Stipulation of Amendment to Settlement Agreement and For Entry of Consent Decree, dated September 11, 1998, regarding the settlement of the Florida health care cost recovery action, incorporated herein by reference to Exhibit 10.1 to Loews’s Report on Form 10-Q for the quarter ended September 30, 1998 (File No. 1-6541) filed November 17, 2008

10.14	Florida Fee Payment Agreement, dated September 11, 1998, regarding the payment of attorneys’ fees, incorporated herein by reference to Exhibit 10.2 to Loews’s Report on Form 10-Q for the quarter ended September 30, 1998 (File No. 1-6541) filed November 17, 2008

10.15	Master Settlement Agreement with 46 states, the District of Columbia, the Commonwealth of Puerto Rico, Guam, the U.S. Virgin Islands, American Samoa and the Northern Marianas to settle the asserted and unasserted health care cost recovery and certain other claims of those states, incorporated herein by reference to Exhibit 10 to Loews’s Current Report on Form 8-K (File No. 1-6541) filed November 25, 1998

10.16	Form of Assignment and Assumption of Services Agreement, dated as of April 1, 2008, by and between R.J. Reynolds Tobacco Company and R.J. Reynolds Global Products, Inc., with a joinder by Lorillard Tobacco Company, incorporated herein by reference to Exhibit 10.17 to our Amended Registration Statement on Form S-4 (File No. 333-149051) filed on March 26, 2008

10.17	Lorillard, Inc. 2008 Incentive Compensation Plan, incorporated herein by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (File No. 1-34097) filed on August 7, 2008†

10.18	Form of Lorillard, Inc. indemnification agreement for directors and executive officers, incorporated herein by reference to Exhibit 10.19 to our Amended Registration Statement on Form S-4 (File No. 333-149051) filed on May 9, 2008†

10.19	Form of Severance Agreement for named executive officers, incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K (File No. 1-34097) filed on July 10, 2008†

10.20	Amendment to Supply Agreement for Reconstituted Tobacco, dated October 30, 2008, by and between R.J. Reynolds Tobacco Company and Lorillard Tobacco Company, incorporated herein by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 1-34097) filed on November 4, 2008 #

10.21	Form of Stock Appreciation Rights Award Certificate, incorporated herein by reference to Exhibit 10.7 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 1-34097) filed on November 4, 2008†

Exhibit
Number	Description
10.22	Form of Stock Option Award Certificate, incorporated herein by reference to Exhibit 10.22 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (File No. 1-34097) filed on May 6, 2010†

10.23	Form of Restricted Stock Award Certificate, incorporated herein by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q (File No. 1-34097) filed on May 5, 2009†

10.24	Credit Agreement, dated March 26, 2010, among Lorillard Tobacco Company, as borrower, Lorillard, Inc., as parent guarantor, the lenders referred to therein, and JPMorgan Chase Bank, N.A., as Administrative Agent, incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 1-34097) filed on March 26, 2010

10.25	Consulting Agreement between Lorillard, Inc. and Martin L. Orlowsky, dated August 12, 2010, incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K (File No. 1-34097) filed on August 12, 2010†

10.26	Offer Letter between Lorillard, Inc. and Murray S. Kessler, dated August 12, 2010, incorporated herein by reference to Exhibit 10.3 to our Current Report on Form 8-K (File No. 1-34097) filed on August 12, 2010†

10.27	Severance Agreement between Lorillard, Inc. and Murray S. Kessler, dated October 11, 2010, incorporated herein by reference to Exhibit 10.26 to our Quarterly Report on Form 10-Q (File No. 1-34087) filed on October 27, 2010†

11.1	Statement regarding computation of earnings per share. (See Note 10 to the consolidated financial statements.)*

31.1	Certification by the Chief Executive Officer of Lorillard, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a)*

31.2	Certification by the Chief Financial Officer of Lorillard, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a)*

32.1	Certification by the Chief Executive Officer and Chief Financial Officer of Lorillard, Inc. pursuant to 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002)*
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
Date: May 3, 2011

LORILLARD, INC.
By:	/s/ Murray S. Kessler
Name: Murray S. Kessler
	Title:	Chairman, President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ David H. Taylor
Name: David H. Taylor
	Title:	Executive Vice President, Finance and Planning and Chief Financial Officer (Principal Financial Officer)