Form 10-Q
period 2011-06-30
LORILLARD, INC.
filed 2011-07-28
CIK 1424847

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

Class	Outstanding at July 25, 2011
Common stock, $0.01 par value	138,434,237 shares

Page No.
PART I. FINANCIAL INFORMATION	1

Item 1. Financial Statements	1

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	32

Item 3. Quantitative and Qualitative Disclosures about Market Risk	40

Item 4. Controls and Procedures	41

PART II. OTHER INFORMATION	42

Item 1. Legal Proceedings	42

Item 1A. Risk Factors	42

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	47

Item 3. Defaults Upon Senior Securities	47

Item 4. [Reserved]	47

Item 5. Other Information	47

Item 6. Exhibits	47

SIGNATURES	S-1
EX-31.1
EX-31.2
EX-32.1
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
LORILLARD, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED BALANCE SHEETS

	June 30,	December 31,
(In millions, except share and per share data)	2011	2010
	(Unaudited)
Assets:
Cash and cash equivalents	$1,154	$2,063
Accounts receivable, less allowances of $3 and $3	17	9
Other receivables	14	68
Inventories	319	277
Deferred income taxes	507	503
Other current assets	106	15

Total current assets	2,117	2,935
Plant and equipment, net	250	243
Prepaid pension assets	66	66
Deferred income taxes	9	6
Other assets	56	46

Total assets	$2,498	$3,296

Liabilities and Shareholders’ Deficit:
Accounts and drafts payable	$39	$27
Accrued liabilities	433	333
Settlement costs	734	1,060
Income taxes	7	6

Total current liabilities	1,213	1,426
Long-term debt	1,780	1,769
Postretirement pension, medical and life insurance benefits	287	284
Other liabilities	49	42

Total liabilities	3,329	3,521

Commitments and Contingent Liabilities
Shareholders’ Deficit:
Preferred stock, $0.01 par value, authorized 10 million shares	—	—
Common stock:
Authorized—600 million shares; par value $0.01 per share
Issued—175 million and 174 million shares
Outstanding—139 million and 147 million shares	2	2
Additional paid-in capital	256	242
Retained earnings	1,832	1,666
Accumulated other comprehensive loss	(112)	(109)
Treasury stock at cost, 35 million and 27 million shares	(2,809)	(2,026)

Total shareholders’ deficit	(831)	(225)

Total liabilities and shareholders’ deficit	$2,498	$3,296

See Notes to Consolidated Condensed Financial Statements

LORILLARD, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In millions, except per share data)	2011	2010	2011	2010
Net sales (including excise taxes of $533, $482, $1,012 and $919, respectively)	$1,692	$1,520	$3,227	$2,879
Cost of sales	1,093	978	2,085	1,860

Gross profit	599	542	1,142	1,019
Selling, general and administrative	112	97	234	192

Operating income	487	445	908	827
Investment income	1	1	2	1
Interest expense	(28)	(28)	(56)	(37)

Income before income taxes	460	418	854	791
Income taxes	169	155	315	296

Net income	$291	$263	$539	$495

Earnings per share:
Basic	$2.05	$1.73	$3.75	$3.23
Diluted	$2.05	$1.73	$3.75	$3.22

Weighted average number of shares outstanding:
Basic	141.79	152.04	143.28	153.29
Diluted	141.96	152.22	143.57	153.46
See Notes to Consolidated Condensed Financial Statements

LORILLARD, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
(UNAUDITED)

					Accumulated		Total
	Compre-		Additional		Other		Sharehold-
	hensive	Common	Paid-in	Retained	Compre-	Treasury	ers’ Equity
	Income	Stock	Capital	Earnings	hensive Loss	Shares	(Deficit)
	(In millions)
Balance, January 1, 2010		$2	$234	$1,282	$(121)	$(1,310)	$87

Comprehensive income:
Net income	$495			495			495
Other comprehensive gains, pension liability, net of tax expense of $5	9				9		9

Comprehensive income	$504

Dividends paid ($2.00 per share)				(307)			(307)
Shares repurchased						(340)	(340)
Share-based compensation			2				2

Balance, June 30, 2010		$2	$236	$1,470	$(112)	$(1,650)	$(54)

Balance, January 1, 2011		$2	$242	$1,666	$(109)	$(2,026)	$(225)

Comprehensive income:
Net income	$539			539			539
Other comprehensive loss, pension liability, net of tax benefit of $(2)	(3)				(3)		(3)

Comprehensive income	$536

Dividends paid ($2.60 per share)				(373)			(373)
Shares repurchased						(783)	(783)
Share-based compensation			14				14

Balance, June 30, 2011		$2	$256	$1,832	$(112)	$(2,809)	$(831)

See Notes to Consolidated Condensed Financial Statements

LORILLARD, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30,
(In millions)	2011	2010
Cash flows from operating activities:
Net income	$539	$495
Adjustments to reconcile net cash provided by operating activities:
Depreciation and amortization	19	18
Pension, health and life insurance contributions	(18)	(18)
Pension, health and life insurance benefits expense	15	16
Deferred income taxes	(5)	13
Share-based compensation	7	5
Excess tax benefits from share-based payment arrangements	(3)	—
Changes in operating assets and liabilities:
Accounts and other receivables	(2)	(13)
Inventories	(42)	(36)
Accounts payable and accrued liabilities	113	9
Settlement costs	(326)	(332)
Income taxes	(35)	(77)
Other assets	1	5

Net cash provided by operating activities	263	85

Cash flows from investing activities:
Additions to plant and equipment	(26)	(18)

Net cash used in investing activities	(26)	(18)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	1,000
Shares repurchased	(783)	(340)
Dividends paid	(373)	(307)
Debt issuance costs	—	(13)
Proceeds from exercise of stock options	7	—
Excess tax benefits from share-based payment arrangements	3	—

Net cash (used in) provided by financing activities	(1,146)	340

Change in cash and cash equivalents	(909)	407
Cash and cash equivalents, beginning of year	2,063	1,384

Cash and cash equivalents, end of period	$1,154	$1,791

Cash paid for income taxes	$352	$360

Cash paid for interest, net of cash received from interest rate swaps of $12 and $12	$54	$21
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
     Basis of Presentation. The accompanying unaudited consolidated condensed financial statements reflect all adjustments necessary to present fairly the financial position as of June 30, 2011 and December 31, 2010 and the consolidated income, shareholders’ deficit and cash flows for the three and six months ended June 30, 2011 and 2010.
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
     Recently adopted accounting pronouncements. Lorillard adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Subtopic 715-20 “Employers’ Disclosures about Postretirement Benefit Plan Assets.” ASC Subtopic 715-20 requires disclosure of investment policies and strategies in narrative form. ASC Subtopic 715-20 also requires employer disclosure on the fair value of plan assets, including (a) the level in the fair value hierarchy, (b) a reconciliation of beginning and ending fair value balances for Level 3 assets and (c) information on inputs and valuation techniques. ASC Subtopic 715-20 was effective for fiscal years ending after December 15, 2009.
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
     Lorillard adopted FASB Accounting Standards Update (“ASU”) 2009-05 “Fair Value Measurements and Disclosures (Topic 820): Measuring Liabilities at Fair Value.” Fair value of liabilities is defined as a price in an orderly transaction between market participants, but often liabilities are not transferred in the market due to significant restrictions. If a quoted price in an active market is available, it should be used and disclosed as a Level 1 valuation. When that is not available, an entity can use either a) the quoted price of an identical liability when traded as an asset in an active or inactive market, b) the quoted price for similar liabilities traded as assets in an active market or c) a valuation technique, such as the income or present value approaches. No adjustments should be made for the existence of contractual restrictions that prevent transfer. The update was effective for the first period after the issue date of August 2009. ASU 2009-05 did not have a material impact on Lorillard’s financial position or results of operations.
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
     Accounting pronouncements not yet adopted. In May 2011, the FASB issued ASU 2011-04 “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.” ASU 2011-04 clarifies certain areas of the fair value guidance, including application of the highest and best use and valuation premise concepts, measuring the fair value of an instrument classified in a reporting entity’s shareholders’ equity, and quantitative information about unobservable inputs used in a Level 3 fair value measurement. Additionally, ASU 2011-04 contains guidance on measuring the fair value of instruments that are managed within a portfolio, application of premiums and discounts in a fair value measurement, and requires additional disclosures about fair value measurements. The amendments contained in ASU 2011-04 are to be applied prospectively, and ASU 2011-04 is effective for public companies for interim and annual periods beginning after December 15, 2011. Lorillard is evaluating the impact that adopting ASU 2011-04 will have on its financial position and results of operations.
     In June 2011, the FASB issued ASU 2011-05 “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” ASU 2011-05 requires presentation of comprehensive income in either a single statement of comprehensive income or two separate but consecutive statements. ASU 2011-05 does not change the definitions of the components of net income and other comprehensive income (OCI), when an item must be reclassified from OCI to net income, or earnings per share, which is still calculated using net income. The entity still has the choice to either present OCI components before tax with one line amount for tax, or net of taxes. Disclosure of the tax impact for each OCI component is still required. The amounts reclassified from OCI to net income must be broken out separately where the components of net income and other comprehensive income are presented. ASU 2011-05 is effective for public companies for reporting periods beginning after December 15, 2011 and must be applied retrospectively. Lorillard is evaluating the impact that adopting ASU 2011-05 will have on the presentation of its financial statements.
2. Inventories
     Inventories are valued at the lower of cost, determined on a last-in, first-out (“LIFO”) basis, or market and consisted of the following:

	June 30,	December 31,
	2011	2010
	(In millions)
Leaf tobacco	$243	$225
Manufactured stock	72	48
Material and supplies	4	4

	$319	$277

     If the average cost method of accounting was used, inventories would be greater by approximately $216 and $206 million at June 30, 2011 and December 31, 2010, respectively.
3. Other Current Assets
     Other current assets were as follows:

	June 30,	December 31,
	2011	2010
	(In millions)
Prepaid income taxes	$92	$—
Restricted cash	13	13
Other current assets	1	2

Total	$106	$15

4. Plant and Equipment, Net
     Plant and equipment is stated at cost and consisted of the following:

	June 30,	December 31,
	2011	2010
	(In millions)
Land	$3	$3
Buildings	89	89
Equipment	582	573

Total	674	665
Accumulated depreciation	(424)	(422)

Plant and equipment, net	$250	$243

5. Other Assets
     Other assets were as follows:

	June 30,	December 31,
	2011	2010
	(In millions)
Debt issuance costs	$16	$17
Interest rate swap	30	19
Other prepaid assets	10	10

Total	$56	$46

6. Accrued Liabilities
     Accrued liabilities were as follows:

	June 30,	December 31,
	2011	2010
	(In millions)
Legal fees	$30	$30
Salaries and other compensation	25	18
Medical and other employee benefit plans	24	31
Consumer rebates	65	59
Sales promotion	21	20
Accrued vendor charges	62	32
Excise and other taxes	108	52
Litigation accrual	69	68
Accrued bond interest	14	14
Other accrued liabilities	15	9

Total	$433	$333

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
     Assets and liabilities measured at fair value on a recurring basis as of June 30, 2011, were as follows:

	Level 1	Level 2	Level 3	Total
	(In millions)
Cash and Cash Equivalents:
Prime money market funds	$1,154	$—	$—	$1,154

Total cash and cash equivalents	$1,154	$—	$—	$1,154

Derivative Asset:
Interest rate swaps — fixed to floating rate	$—	$30	$—	$30

Total derivative asset	$—	$30	$—	$30

     Assets and liabilities measured at fair value on a recurring basis at December 31, 2010 were as follows:

	Level 1	Level 2	Level 3	Total
	(In millions)
Cash and Cash Equivalents:
Prime money market funds	$2,063	$—	$—	$2,063

Total cash and cash equivalents	$2,063	$—	$—	$2,063

Derivative Asset:
Interest rate swaps — fixed to floating rate	$—	$19	$—	$19

Total derivative asset	$—	$19	$—	$19

     There were no transfers between levels within the fair value hierarchy or Level 3 purchases, sales, issuances or settlements for the six months ended June 30, 2011 or the twelve months ended December 31, 2010.
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

     As of June 30, 2011, Lorillard was in compliance with all financial covenants and there were no borrowings under the Revolver.
9. Long-Term Debt
     Long-term debt, net of interest rate swaps, consisted of the following:

	June 30,	December 31,
	2011	2010
	(In millions)
2019 Notes – 8.125% Notes due 2019	$780	$769
2020 Notes – 6.875% Notes due 2020	750	750
2040 Notes – 8.125% Notes due 2040	250	250

Total long-term debt	$1,780	$1,769

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
     Lorillard Tobacco is the principal, wholly owned operating subsidiary of the Company, and the 2019 Notes, 2020 Notes and 2040 Notes (together, the “Notes”) are unconditionally guaranteed on a senior unsecured basis by the Company.
     The interest rate payable on the 2019 Notes is subject to incremental increases from 0.25% to 2.00% in the event either Moody’s Investors Services, Inc. (“Moody’s”), Standard & Poor’s Ratings Services (“S&P”) or both Moody’s and S&P downgrade the 2019 Notes below investment grade (Baa3 and BBB- for Moody’s and S&P, respectively). As of June 30, 2011, our debt ratings were Baa2 and BBB- with Moody’s and S&P, respectively, both of which are investment grade.
     Upon the occurrence of a change of control triggering event, Lorillard Tobacco would be required to make an offer to repurchase the Notes at a price equal to 101% of the aggregate principal amount of the Notes, plus accrued interest. A “change of control triggering event” occurs when there is both a “change of control” (as defined in the Supplemental Indentures) and the Notes cease to be rated investment grade by both Moody’s and S&P within 60 days of the occurrence of a change of control or public announcement of the intention to effect a change of control. The Notes are not entitled to any sinking fund and are not redeemable prior to maturity. The Notes contain covenants that restrict liens and sale and leaseback transactions, subject to a limited exception. At June 30, 2011 and December 31, 2010, the carrying value of the Notes was $1.780 billion and $1.769 billion, respectively, and the estimated fair value was $1.978 billion and $1.865 billion, respectively. The fair value of the Notes is based on market pricing.
10. Derivative Instruments
     In September 2009, Lorillard Tobacco entered into interest rate swap agreements, which the Company guaranteed, with a total notional amount of $750 million to modify its exposure to interest rate risk by effectively converting the interest rate payable on the 2019 Notes from a fixed rate to a floating rate. Under the agreements, Lorillard Tobacco receives interest based on a fixed rate of 8.125% and pays interest based on a floating one-month LIBOR rate plus a spread of 4.625%. The variable rates were 4.815% and 4.886% as of June 30, 2011 and

December 31, 2010, respectively. The agreements expire in June 2019. The interest rate swap agreements qualify for hedge accounting and were designated as fair value hedges. Under the swap agreements, Lorillard Tobacco receives a fixed rate settlement and pays a variable rate settlement with the difference recorded in interest expense. That difference reduced interest expense by $6 million and $12 million for the three and six months ended June 30, 2011, respectively and $6 million and $12 million for the three and six months ended June 30, 2010.
     For derivatives designated as fair value hedges, which relate entirely to hedges of debt, changes in the fair value of the derivatives are recorded in other assets or other liabilities with an offsetting adjustment to the carrying amount of the hedged debt. At June 30, 2011 and December 31, 2010, the adjusted carrying amounts of the hedged debt outstanding were $780 million and $769 million, respectively and the amounts included in other assets were $30 million and $19 million, respectively.
     If our debt rating is downgraded below Ba2 by Moody’s or BB by S&P, the swap agreements will terminate and we will be required to cash settle them before their expiration date. As of June 30, 2011, our debt ratings were Baa2 and BBB- with Moody’s and S&P, respectively, both of which are above the ratings at which settlement of our derivative contracts would be required.
11. Earnings Per Share
     Basic and diluted earnings per share (“EPS”) were calculated using the following:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
		(In millions)
Numerator:
Net income, as reported	$291	$263	$539	$495

Less: Net income attributable to participating securities	(1)	—	(1)	—

Net income available to common shareholders	$290	$263	$538	$495

Denominator:
Basic EPS- weighted average shares	141.79	152.04	143.28	153.29
Effect of dilutive securities:
Stock Options and SARS	0.17	0.18	0.29	0.17

Diluted EPS- adjusted weighted average shares and assumed conversions	141.96	152.22	143.57	153.46

Earnings Per Share:
Basic	$2.05	$1.73	$3.75	$3.23

Diluted	$2.05	$1.73	$3.75	$3.22
     Options to purchase 0.7 million shares of common stock were excluded from the diluted earnings per share calculation because their effect would be anti-dilutive for the three and six months ended June 30, 2010.

12. Retirement Plans
     Lorillard has defined benefit pension, postretirement benefits, profit sharing and savings plans for eligible employees.
     Net periodic benefit cost components were as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Pension Benefits	2011	2010	2011	2010
		(In millions)
Service cost	$5	$4	$9	$9
Interest cost	14	14	28	28
Expected return on plan assets	(18)	(17)	(36)	(34)
Amortization of net loss	2	2	4	4
Amortization of prior service cost	1	1	2	2

Net periodic benefit cost	$4	$4	$7	$9

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Other Postretirement Benefits	2011	2010	2011	2010
		(In millions)
Service cost	$1	$1	$2	$2
Interest cost	2	3	5	6
Amortization of net loss	—	(1)	(1)	(1)

Net periodic benefit cost	$3	$3	$6	$7

     Lorillard expects to contribute $24 million to its pension plans and $13 million to its other postretirement benefit plans in 2011, of which $11 million and $7 million had been contributed to the pension and postretirement benefit plans, respectively, as of June 30, 2011.
13. Share Repurchase Programs
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
     In August 2010, Lorillard, Inc. announced that its Board of Directors had approved a new share repurchase program authorizing the Company to repurchase in the aggregate up to $1 billion of its outstanding common stock. The Board of Directors amended this program in May 2011, authorizing an additional $400 million in repurchases for a total of $1.4 billion under this program. Purchases by the Company under this program may be made from time to time at prevailing market prices in open market purchases, privately negotiated transactions, block purchases or otherwise, as determined by the Company’s management. The repurchases are funded from existing cash balances, including proceeds from the Company’s April 2010 issuance of the Notes (see Note 9 for a description of the Notes).
     This program does not obligate the Company to acquire any particular amount of common stock. The timing, frequency and amount of repurchase activity will depend on a variety of factors such as levels of cash generation from operations, cash requirements for investment in the Company’s business, current stock price, market conditions and other factors. The share repurchase program may be suspended, modified or discontinued at any time and has no set expiration date. During the first half of 2011, the Company repurchased approximately 8.3 million shares of its common stock at an average price of $94.84 per share, for a total of $783 million. As of June 30, 2011, the maximum value of shares that could yet be repurchased under the amended program was $241 million.
     As of June 30, 2011, total shares repurchased under share repurchase programs authorized by the Board since the Separation were as follows:

			Number of
	Amount		Shares
Authorized	Authorized	Completed	Repurchased
	(In millions)		(In millions)
July 2008	$400	October 2008	5.9
May 2009	250	July 2009	3.7
July 2009	750	January 2010	9.7
February 2010	250	May 2010	3.3
August 2010 *	1,400		12.8

Total	$3,050		35.4

*	As amended on May 19, 2011
14. Consolidating Financial Information
     In June 2009 and April 2010, Lorillard Tobacco, as primarily obligor, issued Notes, which are unconditionally guaranteed by the Company for the payment and performance of Lorillard Tobacco’s obligation in connection therewith.
     The following sets forth the condensed consolidating balance sheets as of June 30, 2011 and December 31, 2010, condensed consolidating statements of income for the three and six months ended June 30, 2011 and 2010, and condensed consolidating statements of cash flows for the six months ended June 30, 2011 and 2010 for the Company as parent guarantor (herein referred to as “Parent”), Lorillard Tobacco (herein referred to as “Issuer”) and all other non-guarantor subsidiaries of the Company and Lorillard Tobacco. These condensed consolidating financial statements were prepared in accordance with Rule 3-10 of SEC Regulation S-X, “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered.” Lorillard accounts for investments in these subsidiaries under the equity method of accounting.

Condensed Consolidating Balance Sheets
June 30, 2011
(In millions)
(Unaudited)

			All	Total
			Other	Consolidating
	Parent	Issuer	Subsidiaries	Adjustments	Consolidated
Assets:
Cash and cash equivalents	$306	$377	$471	$—	$1,154
Accounts receivable, less allowances of $3	—	17	—	—	17
Other receivables	—	14	—	—	14
Inventories	—	319	—	—	319
Deferred income taxes	—	507	—	—	507
Other current assets	—	106	—	—	106

Total current assets	306	1,340	471	—	2,117
Investment in subsidiaries	(1,112)	552	—	560	—
Plant and equipment, net	—	250	—	—	250
Prepaid pension assets	—	66	—	—	66
Deferred income taxes	—	5	4	—	9
Other assets	—	56	—	—	56

Total assets	$(806)	$2,269	$475	$560	$2,498

Liabilities and Shareholders’ Equity (Deficit):
Accounts and drafts payable	$—	$39	$—	$—	$39
Accrued liabilities (1)	25	506	(98)	—	433
Settlement costs	—	734	—	—	734
Income taxes	—	—	7	—	7

Total current liabilities	25	1,279	(91)	—	1,213

Long-term debt	—	1,780	—	—	1,780
Postretirement pension, medical and life insurance benefits	—	287	—	—	287
Other liabilities	—	35	14	—	49

Total liabilities	25	3,381	(77)	—	3,329

Shareholders’ Equity (Deficit):
Common stock	2	—	—	—	2
Additional paid-in capital	256	297	214	(511)	256
Retained earnings	1,832	(1,297)	338	959	1,832
Accumulated other comprehensive loss	(112)	(112)	—	112	(112)
Treasury stock	(2,809)	—	—	—	(2,809)

Total shareholders’ equity (deficit)	(831)	(1,112)	552	560	(831)

Total liabilities and shareholders’ equity (deficit)	$(806)	$2,269	$475	$560	$2,498

(1)	Includes intercompany royalties between Issuer and other subsidiaries of a corresponding amount.

Condensed Consolidating Balance Sheets
December 31, 2010
(In millions)

			All	Total
			Other	Consolidating
	Parent	Issuer	Subsidiaries	Adjustments	Consolidated
Assets:
Cash and cash equivalents	$163	$1,181	$719	$—	$2,063
Accounts receivable, less allowances of $3	—	9	—	—	9
Other receivables	1	67	—	—	68
Inventories	—	277	—	—	277
Deferred income taxes	—	502	1	—	503
Other current assets	—	15	—	—	15

Total current assets	164	2,051	720	—	2,935
Investment in subsidiaries	(387)	772	—	(385)	—
Plant and equipment, net	—	243	—	—	243
Prepaid pension assets	—	66	—	—	66
Deferred income taxes	—	2	4	—	6
Other assets	—	46	—	—	46

Total assets	$(223)	$3,180	$724	$(385)	$3,296

Liabilities and Shareholders’ Equity (Deficit):
Accounts and drafts payable	$—	$27	$—	$—	$27
Accrued liabilities (1)	2	397	(66)	—	333
Settlement costs	—	1,060	—	—	1,060
Income taxes	—	—	6	—	6

Total current liabilities	2	1,484	(60)	—	1,426

Long-term debt	—	1,769	—	—	1,769
Postretirement pension, medical and life insurance benefits	—	284	—	—	284
Other liabilities	—	30	12	—	42

Total liabilities	2	3,567	(48)	—	3,521

Shareholders’ Equity (Deficit):
Common stock	2	—	—	—	2
Additional paid-in capital	242	283	214	(497)	242
Retained earnings	1,666	(561)	558	3	1,666
Accumulated other comprehensive loss	(109)	(109)	—	109	(109)
Treasury stock	(2,026)	—	—	—	(2,026)

Total shareholders’ equity (deficit)	(225)	(387)	772	(385)	(225)

Total liabilities and shareholders’ equity (deficit)	$(223)	$3,180	$724	$(385)	$3,296

(1)	Includes intercompany royalties between Issuer and other subsidiaries of a corresponding amount.

Condensed Consolidating Statements of Income
For the Three Months Ended June 30, 2011
(In millions)
(Unaudited)

			All	Total
			Other	Consolidating
	Parent	Issuer	Subsidiaries	Adjustments	Consolidated
Net sales (including excise taxes of $533)	$—	$1,692	$—	$—	$1,692
Cost of sales	—	1,093	—	—	1,093

Gross profit	—	599	—	—	599
Selling, general and administrative (1)	—	380	(268)	—	112

Operating income	—	219	268	—	487
Investment income	—	1	—	—	1
Interest expense	—	(28)	—	—	(28)

Income before taxes	—	192	268	—	460
Income taxes	—	74	95	—	169
Equity in earnings of subsidiaries	291	173	—	(464)	—

Net income	$291	$291	$173	$(464)	$291

(1)	Includes intercompany royalties between Issuer and other subsidiaries of a corresponding amount.
Condensed Consolidating Statements of Income
For the Six Months Ended June 30, 2011
(In millions)
(Unaudited)

			All	Total
			Other	Consolidating
	Parent	Issuer	Subsidiaries	Adjustments	Consolidated
Net sales (including excise taxes of $1,012)	$—	$3,227	$—	$—	$3,227
Cost of sales	—	2,085	—	—	2,085

Gross profit	—	1,142	—	—	1,142
Selling, general and administrative (1)	—	745	(511)	—	234

Operating income	—	397	511	—	908
Investment income	—	2	—	—	2
Interest expense	—	(56)	—	—	(56)

Income before taxes	—	343	511	—	854
Income taxes	—	133	182	—	315
Equity in earnings of subsidiaries	539	329	—	(868)	—

Net income	$539	$539	$329	$(868)	$539

(1)	Includes intercompany royalties between Issuer and other subsidiaries of a corresponding amount.

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

Condensed Consolidating Statements of Cash Flows
For the Six Months Ended June 30, 2011
(In millions)
(Unaudited)

			All	Total
			Other	Consolidating
	Parent	Issuer	Subsidiaries	Adjustments	Consolidated
Cash flows from operating activities:
Net income	$539	$539	$329	$(868)	$539
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity income from subsidiaries	(539)	(329)	—	868	—
Depreciation and amortization	—	19	—	—	19
Pension, health and life insurance contributions	—	(18)	—	—	(18)
Pension, health and life insurance benefits expense	—	15	—	—	15
Deferred income taxes	—	(6)	1	—	(5)
Share-based compensation	—	7	—	—	7
Excess tax benefits from share-based arrangements	—	(3)	—	—	(3)
Changes in operating assets and liabilities:
Accounts and other receivables	1	(3)	—	—	(2)
Inventories	—	(42)	—	—	(42)
Accounts payable and accrued liabilities	23	122	(32)	—	113
Settlement costs	—	(326)	—	—	(326)
Income taxes	—	(38)	3	—	(35)
Other assets	—	1	—	—	1
Return on investment in subsidiaries	1,275	549	—	(1,824)	—

Net cash provided by (used in) operating activities	1,299	487	301	(1,824)	263

Cash flows from investing activities:
Additions to plant and equipment	—	(26)	—	—	(26)

Net cash used in investing activities	—	(26)	—	—	(26)

Cash flows from financing activities:
Shares repurchased	(783)	—	—	—	(783)
Dividends paid	(373)	(1,275)	(549)	1,824	(373)
Proceeds from exercise of stock options	—	7	—	—	7
Excess tax benefits from share-based arrangements	—	3	—	—	3

Net cash used in financing activities	(1,156)	(1,265)	(549)	1,824	(1,146)

Change in cash and cash equivalents	143	(804)	(248)	—	(909)
Cash and cash equivalents, beginning of year	163	1,181	719	—	2,063

Cash and cash equivalents, end of period	$306	$377	$471	$—	$1,154

Condensed Consolidating Statements of Cash Flows
For the Six Months Ended June 30, 2010
(In millions)
(Unaudited)

			All	Total
			Other	Consolidating
	Parent	Issuer	Subsidiaries	Adjustments	Consolidated
Cash flows from operating activities:
Net income	$495	$495	$283	$(778)	$495
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity income from subsidiaries	(495)	(283)	—	778	—
Depreciation and amortization	—	18	—	—	18
Pension, health and life insurance contributions	—	(18)	—	—	(18)
Pension, health and life insurance benefits expense	—	16	—	—	16
Deferred income taxes	—	13	—	—	13
Share-based compensation	—	5	—	—	5
Changes in operating assets and liabilities:
Accounts and other receivables	—	(6)	(7)	—	(13)
Inventories	—	(36)	—	—	(36)
Accounts payable and accrued liabilities	(18)	67	(40)	—	9
Settlement costs	—	(332)	—	—	(332)
Income taxes	—	(80)	3	—	(77)
Other	—	3	2	—	5
Return on investment in subsidiaries	558	400	—	(958)	—

Net cash provided by (used in) operating activities	540	262	241	(958)	85

Cash flows from investing activities:
Additions to plant and equipment	—	(18)	—	—	(18)

Net cash used in investing activities	—	(18)	—	—	(18)

Cash flows from financing activities:
Issuance of long-term debt	—	1,000	—	—	1,000
Shares repurchased	(340)	—	—	—	(340)
Dividends paid	(307)	(558)	(400)	958	(307)
Debt issuance costs	—	(13)	—	—	(13)

Net cash provided by (used in) financing activities	(647)	429	(400)	958	340

Change in cash and cash equivalents	(107)	673	(159)	—	407
Cash and cash equivalents, beginning of year	130	719	535	—	1,384

Cash and cash equivalents, end of period	$23	$1,392	$376	$—	$1,791

   15. Legal Proceedings
Overview
     As of July 20, 2011, 9,590 product liability cases are pending against cigarette manufacturers in the United States. Lorillard Tobacco is a defendant in 8,663 of these cases. Lorillard, Inc. is a co-defendant in 695 pending cases. A total of 5,998 of these lawsuits are Engle Progeny Cases, described below. In addition to the product liability cases, Lorillard Tobacco and, in some instances, Lorillard, Inc., are defendants in Filter Cases and Tobacco-Related Antitrust Cases.
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

Total Number of Cases
Pending against Lorillard as of
Type of Case	July 20, 2011
Conventional Product Liability Cases	28
Engle Progeny Cases	5,998
West Virginia Individual Personal Injury Cases	40
Flight Attendant Cases	2,588
Class Action Cases	6
Reimbursement Cases	3
Filter Cases	38
Tobacco-Related Antitrust Cases	2
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
     Engle Progeny Cases. Engle Progeny Cases are brought by individuals who purport to be members of the decertified Engle class. These cases are pending in a number of Florida courts. Lorillard Tobacco is a defendant in each of the Engle Progeny Cases listed in the above table and Lorillard, Inc. is a co-defendant in 688 Engle Progeny Cases. The time period for filing Engle Progeny Cases expired in January 2008 and no additional cases may be filed. Some of the Engle Progeny Cases were filed on behalf of multiple class members. Some of the courts hearing the cases filed by multiple class members have severed these suits into separate individual cases. It is possible the remaining suits filed by multiple class members may also be severed into separate individual cases.
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
     Class Action Cases. Class Action Cases are purported to be brought on behalf of large numbers of individuals for damages allegedly caused by smoking. Lorillard Tobacco is a defendant in each of the Class Action Cases listed in the above table, and Lorillard, Inc. is a co-defendant in two of the Class Action Cases. Neither Lorillard Tobacco nor Lorillard, Inc. is a defendant in additional Class Action Cases that are pending against other cigarette manufacturers, including approximately 25 “lights” Class Action Cases and three Class Action Cases that are based primarily on medical monitoring.
     Reimbursement Cases. Reimbursement Cases are brought by or on behalf of entities seeking equitable relief and reimbursement of expenses incurred in providing health care to individuals who allegedly were injured by smoking. Plaintiffs in these cases have included the U.S. federal government, U.S. state and local governments, foreign governmental entities, hospitals or hospital districts, American Indian tribes, labor unions, private companies and private citizens. Two Reimbursement Cases are pending against Lorillard Tobacco in the United States and one Reimbursement Case is pending in Israel. Lorillard, Inc. is a co-defendant in one of the Reimbursement Cases pending in the United States. Plaintiffs in the Reimbursement Case in Israel have attempted to assert claims against Lorillard, Inc. In April 2011, a jury returned a verdict for the defendants, including Lorillard Tobacco, in the case of City of St. Louis [Missouri] v. American Tobacco Co., Inc., et al. (Circuit Court, City of St. Louis, Missouri). Plaintiffs did not pursue an appeal and City of St. Louis was concluded.
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
     Filter Cases. Filter Cases are brought by individuals, including former employees of Lorillard Tobacco, who seek damages resulting from their alleged exposure to asbestos fibers that were incorporated into filter material used in one brand of cigarettes manufactured by Lorillard Tobacco for a limited period of time ending more than 50 years ago. Lorillard Tobacco is a defendant in 37 of the 38 Filter Cases listed in the above table. Lorillard, Inc. is a co-defendant in two of the 37 Filter Cases that are pending against Lorillard Tobacco. Lorillard, Inc. is also a defendant in one additional Filter Case in which Lorillard Tobacco is not a defendant.
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
Tobacco-Related Product Liability Litigation
Conventional Product Liability Cases
     Since January 1, 2009, verdicts have been returned in eight Conventional Product Liability Cases against cigarette manufacturers. Lorillard Tobacco was the only defendant in one of these eight trials, Evans v. Lorillard Tobacco Company (Superior Court, Suffolk County, Massachusetts). In December 2010, the jury in Evans awarded $50 million in compensatory damages to the estate of a deceased smoker, $21 million in damages to the deceased smoker’s son, and $81 million in punitive damages. As of July 20, 2011, the case remained pending before the trial court because the judge had not issued a verdict as to a single claim that was not submitted for the jury’s consideration. It is possible the court will award additional damages to the plaintiffs in its verdict that addresses this final claim. It also is possible the court will award attorneys’ fees to the lawyers representing the plaintiff. As of July 20, 2011, the court had not ruled on the motions Lorillard Tobacco filed following the verdicts, which include motions for new trial, for judgment notwithstanding the verdict, and for reduction or elimination of the jury’s damages awards. The court is not expected to issue a final judgment until it disposes of the final claim or it rules on Lorillard Tobacco’s pending post-trial motions. Lorillard Tobacco may file additional post-trial motions after a final judgment is entered. Should the final judgment award damages to the plaintiff, Massachusetts statutes provide that the court may award prejudgment and post-judgment interest. It is possible the final judgment will incorporate the jury’s finding that the decedent was 30% responsible for her injuries, which could reduce the jury’s award of compensatory damages. The opportunity for Lorillard Tobacco to initiate an appeal from the verdicts in Evans will not begin until the final judgment is entered. Plaintiff has asked the court to enter a preliminary injunction that directs Lorillard Tobacco to set aside $272 million in cash or cash equivalents to secure the amounts awarded by the jury and the interest obligations plaintiff expects the court to order in a final judgment. As of July 20, 2011, the court had not ruled on plaintiff’s motion for preliminary injunction.
     Neither Lorillard Tobacco nor Lorillard, Inc. was a defendant in the seven remaining trials since January 1, 2009. Juries found in favor of the plaintiffs in four of these trials. One of the four trials resulted in an award of compensatory damages to the plaintiff. Two of the four were re-trials that were ordered by appellate courts in which the juries were permitted to consider only the amounts of punitive damages to award. These two trials resulted in verdicts that awarded the plaintiffs $1.5 million in punitive damages in one of the cases and $13.8 million in punitive damages in the second. Appeals are pending in the two latter matters. In the fourth trial, plaintiff was awarded compensatory damages and $4.0 million in punitive damages. As of July 20, 2011, the court had not addressed all post-verdict issues in the fourth case. In the three remaining trials, juries found in favor of the defendants. Two of these three trials were concluded because the plaintiffs did not pursue appeals. In the third case, the opportunity for plaintiff to notice an appeal had not expired as of July 20, 2011.
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
     As of July 20, 2011, trial was not underway in any Conventional Product Liability Case. Some cases are scheduled for trial in 2011. Lorillard Tobacco is not a defendant in any of the Conventional Product Liability Cases that are scheduled for trial as of July 20, 2011. Trial dates are subject to change.
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
     The pending Engle Progeny Cases are before various Florida state and federal courts. Some of the Engle Progeny Cases were filed on behalf of multiple plaintiffs. Various courts have entered orders severing the cases filed by multiple plaintiffs into separate actions. In 2009, one Florida federal court entered orders that severed the claims of approximately 4,400 Engle Progeny plaintiffs, initially asserted in a small number of multi-plaintiff actions, into separate lawsuits. In some cases, spouses or children of alleged former class members have also brought derivative claims.
     Various Engle Progeny Cases have been dismissed. In 2010 and through July 20, 2011, the United States District Court for the Middle District of Florida entered orders that dismissed approximately 1,100 cases for various reasons. In some instances, the plaintiffs whose cases were dismissed also were pursuing cases pending in other courts. In other instances, the attorneys who represented the plaintiffs asked the court to enter dismissal orders because they were no longer able to contact their clients. In addition, other courts, including state courts, entered orders dismissing additional cases. The United States District Court for the Middle District of Florida also entered other orders during 2011 that addressed approximately 500 cases filed by family members of alleged former class members. These 500 cases were among the 4,400 cases that were severed into separate lawsuits in 2009. In the 2011 orders, the court combined each one of these approximately 500 cases with the cases filed by the smoker from which the family members’ claims purportedly derived.
     Various courts have issued rulings that address whether plaintiffs in the Engle Progeny Cases are entitled to rely on a number of the jury’s findings in favor of the plaintiffs in the first phase of the Engle trial. In December 2010, intermediate state appellate court issued a decision in which it ruled that the trial court correctly construed the Florida Supreme Court’s 2006 decision and that it properly instructed the jury on the preclusive effect of certain of the Engle jury’s findings. This decision affirmed a verdict in which the plaintiff was awarded damages. The same appellate court affirmed three other verdicts in which plaintiffs were awarded damages. In July 2011, the Florida Supreme Court declined to review these four cases, including the appellate decision concerning the preclusive effect of the Engle jury’s findings.
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
     As of July 20, 2011, trial was underway in one of the Engle Progeny Cases, the case of Ciccone v. R.J. Reynolds Tobacco Company (Circuit Court, Broward County, Florida). Neither Lorillard Tobacco nor Lorillard, Inc. is a defendant in this case.
     As of July 20, 2011, verdicts had been returned in six Engle Progeny Cases in which Lorillard Tobacco was a defendant. Lorillard, Inc. was not a defendant in any of these six cases. Juries awarded compensatory damages to the plaintiffs in four of these cases. In one of the four cases in which juries awarded compensatory damages, plaintiffs were awarded punitive damages from Lorillard Tobacco. The six cases are listed below in the order in which the verdicts were returned:
•	In Rohr v. R.J. Reynolds Tobacco Company, et al. (Circuit Court, Broward County, Florida), a jury returned a verdict in favor of the defendants, including Lorillard Tobacco. Plaintiff in Rohr did not pursue an appeal and the case is concluded.

•	In Mrozek v. Lorillard Tobacco Company (Circuit Court, Fourth Judicial Circuit, Duval County, Florida), the jury awarded plaintiffs a total of $6 million in compensatory damages and $11.3 million in punitive damages. The jury apportioned 35% of the fault for the smoker’s injuries to the smoker and 65% to Lorillard Tobacco. The final judgment entered by the trial court reflected the jury’s verdict and awarded plaintiff $3,900,588 in compensatory damages and $11,300,000 in punitive damages plus 6% annual interest. As of July 20, 2011, the trial court had not ruled on plaintiff’s motion for costs and attorneys’ fees. As of July 20, 2011, the deadline for Lorillard Tobacco to notice an appeal from the final judgment had not expired.

•	In Tullo v. R.J. Reynolds, et al. (Circuit Court, Palm Beach County, Florida), the jury awarded plaintiff a total of $4.5 million in compensatory damages. The jury assessed 45% of the fault to the smoker, 5% to Lorillard Tobacco and 50% to other defendants. The jury did not award punitive damages to the plaintiff. The court entered a final judgment that awarded plaintiff $225,000 in compensatory damages from Lorillard Tobacco plus 6% annual interest. The trial court has granted plaintiff’s application for costs but it has not awarded an amount. As of July 20, 2011, the trial court had not ruled on plaintiff’s motion for costs. As of July 20, 2011, the deadline for Lorillard Tobacco to notice an appeal from the final judgment had not expired.

•	In Sulcer v. Lorillard Tobacco Company, et al. (Circuit Court, Escambia County, Florida), the jury awarded $225,000 in compensatory damages to the plaintiff and it assessed 95% of the fault for the smoker’s injuries to the smoker with 5% allocated to Lorillard Tobacco. The jury returned a verdict for Lorillard Tobacco as to whether plaintiff is entitled to punitive damages. The court entered a final judgment that incorporated the jury’s determination of the parties’ fault and awarded plaintiff $11,250 in compensatory damages. Lorillard Tobacco paid approximately $246,000 to resolve the damages verdict, costs and fees, as well as all post-trial motions and any potential appeal by the plaintiff. Following this payment, Sulcer was concluded.

•	In Jewett v. R.J. Reynolds Tobacco Co., et al. (Circuit Court, Duval County, Florida), the jury awarded the estate of the decedent $692,981 in compensatory damages and awarded the plaintiff $400,000 for loss of companionship. The jury assessed 70% of the responsibility for the decedent’s injuries to the decedent, 20% to R.J. Reynolds and 10% to Lorillard Tobacco. The jury returned a verdict for the defendants regarding whether punitive damages were warranted. The final judgment entered by the trial court reflected the jury’s verdict and awarded plaintiff a total of $109,298 from Lorillard Tobacco plus 6% annual interest. As of July 20, 2011, the trial court had not ruled on plaintiff’s motion for costs and attorneys’ fees, and defendants had noticed an appeal from the final judgment to the Florida First District Court of Appeal.

•	In Weingart v. R.J. Reynolds Tobacco Company, et al. (Circuit Court, Palm Beach County, Florida), the jury determined that the decedent did not sustain any compensatory damages from the defendants, including Lorillard Tobacco, and it returned a verdict for the defendants that punitive damages were not warranted. The jury assessed 91% of the fault for the decedent’s injuries to the decedent, 3% to Lorillard Tobacco and 3% to each of the other two defendants. As of July 20, 2011, a final judgment had not been entered, and the opportunity for plaintiff to seek relief from the verdict, whether from the trial court or from a court of appeal, had not expired.
     As of July 20, 2011, verdicts have been returned in 42 Engle Progeny Cases since the Florida Supreme Court issued its 2006 ruling that permitted members of the Engle class to bring individual lawsuits in which neither Lorillard Tobacco nor Lorillard, Inc. was a defendant at trial. Juries awarded compensatory damages and punitive damages in 17 of the trials. The 17 punitive damages awards have totaled approximately $600 million and have ranged from $250,000 to $244 million. In eleven of the trials, juries’ awards were limited to compensatory damages. In the 14 remaining trials, juries found in favor of the defendants.
     With the exception of the Sulcer case discussed above, defendants had filed, or were expected to file, challenges to each of the verdicts in which plaintiffs were awarded damages as of July 20, 2011. One intermediate appellate court affirmed verdicts that awarded damages to plaintiffs in four cases. In July 2011, the Florida Supreme Court declined to review these four cases, including the appellate decision concerning the preclusive effect of the Engle jury’s findings. Although Lorillard Tobacco is not a defendant in any of these four cases, the decision by the intermediate appellate court with respect to the preclusive effect of the Engle jury’s findings will be binding on the parties in other Engle Progeny Cases, unless it is modified. In some of the trials decided in defendants’ favor, plaintiffs have filed motions challenging the verdicts. As of July 20, 2011, none of these motions had resulted in rulings in favor of the plaintiffs.
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
     In June 2009, Florida amended the security requirements for a stay of execution of any judgment during the pendency of appeal in Engle Progeny Cases. The amended statute provides for the amount of security for individual Engle Progeny Cases to vary within prescribed limits based on the number of adverse judgments that are pending on appeal at a given time. The required security decreases as the number of appeals increases to ensure that the total security posted or deposited does not exceed $200 million in the aggregate. This amended statute applies to all judgments entered on or after June 16, 2009. The amended statute was scheduled to expire on December 31, 2012, but the expiration date was rescinded by an amendment that was enacted in 2011. The plaintiffs in some of the cases have challenged the constitutionality of the amended statute. As of July 20, 2011, none of these motions had been granted and courts either denied these challenges or rulings have not been issued.
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
     In September 2000, there were approximately 1,250 West Virginia Personal Injury Cases, and Lorillard Tobacco was named in all but a few of them. Plaintiffs in most of the cases alleged injuries from smoking cigarettes, and the claims alleging injury from smoking cigarettes have been consolidated for a multi-phase trial (the “IPIC Cases”). Approximately 600 IPIC Cases have been dismissed in their entirety. Lorillard Tobacco has been dismissed from approximately 610 additional IPIC Cases because those plaintiffs did not submit evidence that they used a Lorillard Tobacco product. These additional IPIC Cases remain pending against other cigarette manufacturers and some or all of the dismissals of Lorillard Tobacco could be contested in subsequent appeals. As of July 20, 2011, Lorillard Tobacco is a defendant in 33 of the pending IPIC Cases. Lorillard, Inc. was not a defendant in any of the IPIC Cases.
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
     The court has entered a trial plan for the IPIC Cases that calls for a multi-phase trial. The first phase of that trial is scheduled to begin on October 17, 2011. As of July 20, 2011, the Severed IPIC Claims and the Severed IPIC Cases were not subject to a trial plan. None of the Severed IPIC Claims or the Severed IPIC Cases were scheduled for trial as of July 20, 2011. Trial dates are subject to change.
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
     As of July 20, 2011, none of the Flight Attendant Cases were scheduled for trial. Trial dates are subject to change.
     In 2010, some of the attorneys who represent the plaintiffs in the Flight Attendant Cases filed a motion for sanctions against the defendants, including Lorillard Tobacco, in which plaintiffs alleged that the defendants engaged in certain conduct. In the motion for sanctions, as amended, plaintiffs contended that Philip Morris USA, R.J. Reynolds Tobacco Company and Brown & Williamson Tobacco Corporation tortuously interfered with negotiations the plaintiffs in the Flight Attendant Cases initiated with Lorillard Tobacco and caused Lorillard Tobacco to reject plaintiffs’ offers of judgment. Plaintiffs in all of the Flight Attendant Cases submitted offers of judgment to Lorillard Tobacco during 2000 that proposed to resolve plaintiffs’ claims against Lorillard Tobacco in each of the pending Flight Attendant Cases in which plaintiffs allege lung cancer for $15,000 and to resolve all remaining Flight Attendant Cases for $2,650. Plaintiffs contended in the motion for sanctions that Lorillard Tobacco’s subsequent rejection of the offers of judgment was prompted by an agreement it reached with Philip Morris USA, R.J. Reynolds Tobacco Company and Brown & Williamson Tobacco Corporation to partially indemnify Lorillard Tobacco should it be required to satisfy any judgment for attorneys’ fees returned against it in the Flight Attendant Cases. Plaintiffs contended this agreement constituted misconduct and that it violated the Broin settlement agreement. Plaintiffs sought $30 million in sanctions, plus interest of 9% from the date of the anticipated acceptance of the offers of judgment, on behalf of all of the plaintiffs in the Flight Attendant Cases. In June 2011, the Circuit Court of Miami-Dade County, Florida, denied the motion for sanctions, and plaintiffs have noticed an appeal from the order denying the motion for sanctions to the Florida Third District Court of Appeal. As of July 20, 2011, the Court of Appeal had not ruled on plaintiffs’ appeal.
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
     The Scott Case. In one of the class actions pending against Lorillard Tobacco, Scott v. The American Tobacco Company, et al. (District Court, Orleans Parish, Louisiana, filed May 24, 1996), the Louisiana Court of Appeal, Fourth Circuit, issued a decision in April 2010 (the “April 2010 Decision”) that modified the trial court’s 2008 amended final judgment. The April 2010 Decision reduced the judgment amount from approximately $264 million to approximately $242 million to fund a ten year, court-supervised smoking cessation program. The April 2010 Decision also changed the date on which the award of post-judgment interest will accrue to July 2008. Interest awarded by the amended final judgment will continue to accrue from July 2008 until the judgment is paid. As of July 20, 2011, judicial interest totaled approximately $37.0 million. Lorillard, Inc., which was a party to the case in the past, is no longer a defendant. Both the Louisiana Supreme Court and the U.S. Supreme Court have denied review of the April 2010 Decision and the case has been returned to the District Court of Orleans Parish, Louisiana, for payment of the judgment and implementation of the smoking cessation program.
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
     In February 2007, the Louisiana Court of Appeal reduced the amount of the award by approximately $328 million; struck an award of prejudgment interest, which totaled approximately $440 million as of December 31, 2006; and limited class membership to individuals who began smoking by September 1, 1988, and whose claims accrued by September 1, 1988. In January 2008, the Louisiana Supreme Court denied plaintiffs’ and defendants’ separate petitions for review. In May 2008, U.S. Supreme Court denied defendants’ request that it review the case. The case was returned to the trial court, which subsequently entered an amended final judgment that ordered the defendants to pay approximately $264 million to fund the court-supervised smoking cessation program for the members of the certified class. The Court of Appeal’s April 2010 Decision was an appeal from this judgment. The April 2010 Decision expressly preserved defendants’ right to assert claims on unspent or surplus funds, should any such funds be present, at the conclusion of the ten-year smoking cessation program.
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
     “Lights” Class Action Cases. Neither Lorillard Tobacco nor Lorillard, Inc. is a defendant in another approximately 25 Class Action Cases in which plaintiffs’ claims are based on the allegedly fraudulent marketing of “light” or “ultra-light” cigarettes. Classes have been certified in some of these cases. In one of the “lights” Class

Action Cases, Good v. Altria Group, Inc., et al., the U.S. Supreme Court ruled in December 2008 that neither the Federal Cigarette Labeling and Advertising Act nor the Federal Trade Commission’s regulation of cigarettes’ tar and nicotine disclosures preempts (or bars) some of plaintiffs’ claims. In 2009, the Judicial Panel on Multidistrict Litigation consolidated various federal court “lights” Class Action Cases pending against Philip Morris USA or Altria Group and transferred those cases to the U.S. District Court of Maine (the “MDL cases”). The court denied plaintiffs’ motion for class certification filed in four of the MDL Cases, and a federal appellate court declined to review the class certification order. Following the appellate court’s ruling, plaintiffs dismissed twelve of the MDL Cases, including Good v. Altria Group, Inc., et al. Plaintiffs in the five MDL Cases that remain pending have asked the court to transfer their claims to the courts in which each originated. As of July 20, 2011, the court had not ruled on whether it would grant the motions to transfer the five pending MDL cases.
Reimbursement Cases
     Lorillard Tobacco is a defendant in the two Reimbursement Cases that are pending in the U.S. and it has been named as a party to a case in Israel. Lorillard, Inc. is a co-defendant in one of the two cases pending in the U.S. Plaintiffs in the case in Israel, known as Clalit, have attempted to assert claims against Lorillard, Inc.
     In April 2011, a jury returned a verdict for the defendants, including Lorillard Tobacco, in the case of City of St. Louis [Missouri] v. American Tobacco Co., Inc., et al. (Circuit Court, City of St. Louis, Missouri, filed November 25, 1998). Plaintiffs were suing on behalf of 37 Missouri hospitals. Plaintiffs did not pursue an appeal, and City of St. Louis was concluded.
     In 2011, the Israel Supreme Court ordered the parties in appeals pending in Clalit that separately involve Lorillard Tobacco and Loews to file supplemental briefs. The supplemental briefs were to address the effect of a 2011 ruling in the same case in which the Israel Supreme Court determined that plaintiffs lacked the righs to sue certain of the defendants. As of July 20, 2011, the Israel Supreme Court had not issued rulings in the appeals involving Lorillard Tobacco and Loews.
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
     The final judgment and remedial order has not yet been fully implemented. Following trial, the final judgment and remedial order was stayed because the defendants, the government and several intervenors noticed appeals to the Circuit Court of Appeals for the District of Columbia. In May 2009, a three judge panel upheld substantially all of the District Court’s final judgment and remedial order. In September 2009, the Court of Appeals denied defendants’ rehearing petitions as well as their motion to vacate those statements in the appellate ruling that address defendants’ marketing of “low tar” or “lights” cigarettes, to vacate those parts of the trial court’s judgment on that issue, and to remand the case with instructions to deny as moot the government’s allegations and requested relief regarding “lights” cigarettes. The Court of Appeals stayed its order that formally relinquished jurisdiction of defendants’ appeal pending the disposition of the petitions for writ of certiorari to the U.S. Supreme Court that were noticed by the defendants, the government and the intervenors. In June 2010, the U.S. Supreme Court denied all of the petitions for writ of certiorari. The case has been returned to the trial court for implementation of the Court of Appeals’ directions in its 2009 ruling and for entry of an amended final judgment. As of July 20, 2011, the parties were submitting briefs regarding the issues that were remanded, and the court had not entered an amended final judgment. Among the issues the trial court considered following remand was whether the 2009 Family Smoking Prevention and Tobacco Control Act had, in whole or in part, extinguished the court’s jurisdiction. In the alternative, defendants urged the court not to order any injunctive remedy in deference to the regulatory authority recently extended to the Food and Drug Administration. The trial court denied this motion in June 2011, and defendants have noticed an appeal to the U.S. Court of Appeals for the District of Columbia Circuit. As of July 20, 2011, the Court of Appeals had not ruled on defendants’ appeal.
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
     The State Settlement Agreements provide that the agreements are not admissions, concessions or evidence of any liability or wrongdoing on the part of any party, and were entered into by the Original Participating Manufacturers to avoid the further expense, inconvenience, burden and uncertainty of litigation. Lorillard recorded pretax charges for its obligations under the State Settlement Agreements of $353 million and $673 million for the three and six months ended June 30, 2011, respectively, and $311 million and $588 million for the three and six months ended June 30, 2010, respectively. Lorillard’s portion of ongoing adjusted settlement payments and legal fees is based on its share of domestic cigarette shipments in the year preceding that in which the payment is due. Accordingly, Lorillard records its portions of ongoing adjusted settlement payments as part of cost of manufactured products sold as the related sales occur.
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
Filter Cases
     In addition to the above, claims have been brought against Lorillard Tobacco and Lorillard, Inc. by individuals who seek damages resulting from their alleged exposure to asbestos fibers that were incorporated into filter material used in one brand of cigarettes manufactured by Lorillard Tobacco for a limited period of time ending more than 50 years ago. Lorillard Tobacco is a defendant in 37 Filter Cases. Lorillard, Inc. is a defendant in three Filter Cases, including two that also name Lorillard Tobacco. Since January 1, 2009, Lorillard Tobacco has paid, or has reached agreement to pay, a total of approximately $21.5 million in settlements to finally resolve 69 claims. The related expense was recorded in selling, general and administrative expenses on the consolidated statements of income. Since January 1, 2009, verdicts have been returned in two Filter Cases, Cox v. Asbestos Corporation, Ltd., et al, which was tried in the Superior Court of California, Los Angeles County, and Lenney v. Armstrong International, Inc., et al., tried in the Superior Court of California, San Francisco County. The jury in the Cox case returned a verdict for Lorillard Tobacco. Plaintiffs voluntarily dismissed Lorillard Tobacco from their appeal to the California Court of Appeals and the Cox case is concluded. In the Lenney trail, the jury found in favor of the plaintiffs as to their claims for compensatory damages and damages for loss of consortium, but it determined that plaintiffs were not entitled to an award of punitive damages from Lorilland Tobacco or Hollingsworth & Vose. The final judgment enered by the trail court awarded plaintiffs a total of approximately $1.1 million in compensatory damages, damages for loss of consortium and costs from Lorillard Tobacco and Hollingsworth & Vose. As of July 20, 2011, the deadline for Lorillard Tobacco to seek review of the verdict in Lenney had not expired. As of July 20, 2011, 14 Filter Cases were scheduled for trial or have been placed on courts’ trial calendars. Trial dates are subject to change.
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
     In the Kansas case, the District Court of Seward County certified a class of Kansas indirect purchasers in 2002. In July 2006, the Court issued an order confirming that fact discovery was closed, with the exception of privilege issues that the Court determined, based on a Special Master’s report, justified further fact discovery. In October 2007, the Court denied all of the defendants’ privilege claims, and the Kansas Supreme Court thereafter denied a petition seeking to overturn that ruling. Discovery currently is ongoing. As of July 20, 2011, the Court had not set dates for dispositive motions and trial.
MSA-Related Antitrust Suit
     In October 2008, Lorillard Tobacco was named as a defendant in an action filed in the Western District of Kentucky, Vibo Corporation, Inc. d/b/a/ General Tobacco v. Conway, et al. The suit alleges that the named defendants, which include 52 state and territorial attorneys general and 19 tobacco manufacturers, violated the federal Sherman Antitrust Act of 1890 (the “Sherman Act”) by entering into and participating in the MSA. The plaintiff alleges that MSA participants, such as itself, that were not in existence when the MSA was executed in 1998 but subsequently became participants, are unlawfully required to pay significantly more sums to the states than companies that joined the MSA within 90 days after its execution. In addition to the Sherman Act claim, plaintiff has raised a number of constitutional claims against the states. Plaintiff seeks a declaratory judgment in its favor on all claims, an injunction against the continued enforcement of the MSA, treble damages against the tobacco manufacturer defendants, including Lorillard Tobacco, and damages and injunctive relief against the states, including contract recession and restitution. In December 2008, the court dismissed the complaint against all defendants, including Lorillard Tobacco. The court entered its final judgment dismissing the suit in January 2010. Thereafter, the plaintiff appealed to the federal Court of Appeals for the Sixth Circuit. As of July 20, 2011, the appeal had been fully briefed, but no hearing date had been set.
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
     Lorillard records provisions in the consolidated financial statements for pending litigation when it determines that an unfavorable outcome is probable and the amount of loss can be reasonably estimated. Except for the impact of the State Settlement Agreements and Scott as described above, while it is reasonably possible that an unfavorable outcome of pending litigation may occur, (i) management has concluded that it is not probable that a loss has been incurred in any material pending litigation against Lorillard, (ii) management is unable to estimate the possible loss or range of loss that could result from an unfavorable outcome in any material pending litigation due to the uncertainties described above, and (iii) accordingly, management has not provided any amounts in the consolidated financial statements for unfavorable potential outcomes of material pending litigation. It is possible that Lorillard’s results of operations or cash flows in a particular quarterly or annual period or its financial position could be materially adversely affected by an unfavorable outcome or settlement of certain pending litigation.
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
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
     The following discussion should be read in conjunction with our historical consolidated financial statements and the notes related to those financial statements included in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 (the “Form 10-Q”). In addition to historical information, the following discussion contains forward-looking statements based on current expectations that involve risks and uncertainties. Investors are cautioned not to place undue reliance on these forward-looking statements. Statements preceded by, followed by or that otherwise include the words “believe,” “expect,” “anticipate,” “intend,” “project,” “estimate,” “plan,” “may increase,” “may fluctuate” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” “may” and “could” are generally forward-looking in nature and are not historical facts. Actual results and the timing of certain events may differ significantly from those projected in such forward-looking statements due to a number of factors, including those risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2010 (the “Form 10-K”) and those risk factors set forth in “Business Environment” below, in Part II, “Item 1A. Risk Factors” and elsewhere in this Form 10-Q. Except for our ongoing obligations to disclose material information under the federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events unless required by law. For any forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States (“GAAP”).
     The terms “Lorillard,” “we,” “our” and “us” refer to Lorillard, Inc., a Delaware corporation, and its subsidiaries. The terms “Lorillard, Inc.” and the “Company” refer solely to the parent company and “Lorillard Tobacco” refers solely to Lorillard Tobacco Company, the principal subsidiary of Lorillard, Inc.
Overview
     Lorillard, Inc. (NYSE: LO), through its Lorillard Tobacco Company subsidiary, is the third largest manufacturer of cigarettes in the United States. Founded in 1760, Lorillard is the oldest continuously operating tobacco company in the United States. Newport, our flagship menthol flavored premium cigarette brand, is the top selling menthol and second largest selling cigarette brand overall in the United States based on gross units sold in the first six months of 2011 and in the full year 2010. In addition to the Newport brand, our product line has four additional brand families marketed under the Kent, True, Maverick and Old Gold brand names. These five cigarette brands include 43 different product offerings which vary in price, taste, flavor, length and packaging. In the United States and certain U.S. possessions and territories, we shipped 20.5 billion cigarettes in the first six months of 2011 and 38.1 billion cigarettes for the full year 2010. We sold our major trademarks outside of the United States in 1977. We maintain our headquarters and manufacture all of our products at our Greensboro, North Carolina facility.

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
Business Environment
     Participants in the U.S. tobacco industry, including us, face a number of issues that have adversely affected their results of operations and financial condition in the past and will continue to do so, including:
•	A substantial volume of litigation seeking compensatory and punitive damages ranging into the billions of dollars, as well as equitable and injunctive relief, arising out of allegations of cancer and other health effects resulting from the use of cigarettes, addiction to smoking or exposure to environmental tobacco smoke, including claims for economic damages relating to alleged misrepresentation concerning the use of descriptors such as “lights,” as well as other alleged damages.

•	Substantial annual payments continuing in perpetuity, and significant restrictions on marketing and advertising have been agreed to and are required under the terms of certain settlement agreements, including the Master Settlement Agreement among major tobacco manufacturers and 46 states and various other governments and jurisdictions (the “MSA”) that we entered into in 1998 along with Philip Morris Incorporated, Brown & Williamson Tobacco Corporation and R.J. Reynolds Tobacco Company (the other “Original Participating Manufacturers”) to settle asserted and unasserted health care cost recovery and other claims. We and certain other U.S. tobacco product manufacturers previously settled similar claims brought by Mississippi, Florida, Texas and Minnesota (the “Initial State Settlements,” and together with the MSA, the “State Settlement Agreements”). The State Settlement Agreements impose a stream of future payment obligations on us and on the other major U.S. cigarette manufacturers as product is sold and place significant restrictions on our and their ability to market and sell cigarettes.

•	The domestic cigarette market, in which we conduct our only significant business, continues to contract. As a result of price increases, restrictions on advertising, promotions and smoking in public and private facilities, increases in regulation and excise taxes, health concerns, a decline in the social acceptability of smoking, increased pressure from anti-tobacco groups and other factors, domestic cigarette shipments have decreased at a compound rate of approximately 3.5% from the twelve months ended June 30, 2001 through the twelve months ended June 30, 2011.

•	Increases in cigarette prices since 1998 have led to an increase in the volume of discount and, specifically, deep discount cigarettes. Cigarette price increases have been driven by increases in federal, state and local excise taxes and by manufacturer price increases. Price increases have led, and continue to lead, to high levels of discounting and other promotional activities for premium brands. Deep discount brands have grown from an estimated domestic shipment share in 1998 of less than 2.0% to an estimated share of 13.7% for the six months ended June 30, 2011, and continue to be a significant competitive factor in the domestic cigarette market. We do not have sufficient empirical data to determine whether the increased price of cigarettes has deterred consumers from starting to smoke or encouraged them to quit smoking, but it is likely that increased prices may have had an adverse effect on consumption and may continue to do so.

•	The tobacco industry is subject to substantial and increasing regulation. In June 2009, the U.S. Congress passed, and the President signed into law, the Family Smoking Prevention and Tobacco Control Act (the “FSPTCA”) granting the FDA authority to regulate tobacco products. Pursuant to the terms of the FSPTCA, the FDA established the Tobacco Products Scientific Advisory Committee (the “TPSAC”) to evaluate, among other things, the impact of the use of menthol in cigarettes on the public health. In March 2011, the TPSAC issued its report to the FDA stating that “removal of menthol cigarettes from the marketplace would benefit public health.” On July 21, 2011, TPSAC considered revisions to its report, and the voting members unanimously approved the final report for submission to the FDA with no change in its recommendation. The FDA could promulgate regulations that, among other things, could result in a ban on or restrict the use of menthol in cigarettes. The law imposes and will impose new restrictions on the manner in which cigarettes can be advertised and marketed, requires larger and more severe health warnings on cigarette packaging, permits restriction of the level of tar and nicotine contained in or yielded by cigarettes and may alter the way cigarette products are developed and manufactured.

–	In August 2009, we, along with RJR Tobacco, other tobacco manufacturers and a tobacco retailer, filed a lawsuit in the U.S. District Court for the Western District of Kentucky against the FDA challenging the constitutionality of certain restrictions on speech included in the FSPTCA. These restrictions on speech include, among others, bans on the use of color and graphics in certain tobacco product advertising, limits on the right to make truthful statements regarding modified risk tobacco products, a prohibition on making certain statements about the FDA’s regulation of tobacco products, restrictions on the placement of outdoor advertising, a ban on certain promotions offering gifts in consideration for the purchase of tobacco products, a ban on brand name sponsorship of events and the sale of brand name merchandise, and a ban on the distribution of product samples. The suit also challenges the law’s requirement for extensive graphic warning labels on all packaging and advertising. The complaint seeks a judgment (i) declaring that such provisions of the law violate the First and/or Fifth Amendments of the U.S. Constitution and (ii) enjoining the FDA from enforcing the unconstitutional provisions of the law. On January 4, 2010, the district court issued an order (a) striking down the provisions of the law that banned the use of color and graphics in certain tobacco product advertising and prohibited tobacco manufacturers from making certain statements about the FDA’s regulation of tobacco products and (b) upholding the remaining challenged advertising provisions. Both sides have appealed the district court’s ruling to the Sixth Circuit Court of Appeals, and the appeal has been fully briefed. While we believe there is established legal precedent supporting our claims we cannot predict the outcome of any such appeal. Nor can we make any assurances that any such appeal will be successful.

–	In February 2011, we, along with RJR Tobacco, filed a lawsuit in the U.S. District Court for the District of Columbia against the FDA challenging the composition of the TPSAC because of the FDA’s appointment of certain voting members with significant financial conflicts of interest. We believe these members are financially biased because they regularly testify as expert witnesses against tobacco-product manufacturers, and because they are paid consultants for pharmaceutical companies that develop and market smoking-cessation products. The suit similarly challenges the presence of certain conflicted individuals on the Constituents Subcommittee of the TPSAC. The complaint seeks a judgment (i) declaring that, among other things, the appointment of the conflicted individuals to the TPSAC (and its Constituents Subcommittee) was arbitrary, capricious, an abuse of discretion, and otherwise not in compliance with the law because it prevented the TPSAC from preparing a report that was unbiased and untainted by conflicts of interest, and (ii) enjoining the FDA from, among other things, relying on the TPSAC’s report. The FDA has filed a motion to dismiss this action and the parties are briefing the issue.
•	The federal government and many state and local governments and agencies, as well as private businesses, have adopted legislation, regulations or policies which prohibit, restrict or discourage smoking, including legislation, regulations or policies prohibiting or restricting smoking in public buildings and facilities, stores, restaurants and bars, on airline flights and in the workplace. Other similar laws and regulations are under consideration and may be enacted by federal, state and local governments in the future.

•	Substantial federal, state and local excise taxes are reflected in the retail price of cigarettes. For the six months ended June 30, 2011, the federal excise tax was $1.0066 per pack and combined state and local excise taxes ranged from $0.17 to $5.85 per pack. For the six months ended June 30, 2011, there were no state excise tax increases implemented. On June 21, 2010, New York state legislature approved a $1.60 per pack state excise tax increase that was implemented on July 1, 2010. The federal excise tax on cigarettes increased by $0.6166 per pack to $1.0066 per pack, effective April 1, 2009, to finance health insurance for children. It is likely that increases in excise and similar taxes have had an adverse impact on sales of cigarettes and that the most recent increase and future increases, the extent of which cannot be predicted, could result in further volume declines for the cigarette industry, including us, and an increased sales shift toward deep discount cigarettes rather than premium brands. In addition, we and other cigarette manufacturers and importers are required to pay an assessment under a federal law designed to fund payments to tobacco quota holders and growers and are required to pay an annual user fee to the FDA.
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
     The following table presents selected Lorillard and industry shipment data for the three and six months ended June 30, 2011 and 2010.
Selected Industry and Lorillard Shipment Data

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Volume in billions)	2011	2010	2011	2010
Lorillard total domestic unit volume (1), (2)	10.598	9.602	20.121	18.305
Industry total domestic unit volume (1), (2)	77.425	78.428	147.036	150.474
Lorillard’s premium volume as a percentage of its total volume (3)	86.0%	87.0%	86.3%	87.5%
Newport’s share of Lorillard’s total volume (3)	85.0%	85.6%	85.2%	86.1%
Newport’s share of Lorillard’s net sales (3)	90.0%	90.2%	90.2%	90.5%

(1)	Source: Management Science Associates, Inc. (“MSAI”), an independent third-party database management organization that collects wholesale shipment data from various cigarette manufacturers. MSAI divides the cigarette market into two price segments, the premium price segment and the discount or reduced price segment. MSAI’s information relating to unit sales volume of certain of the smaller, primarily deep discount, cigarette manufacturers is based on estimates derived by MSAI. Management believes that volume information for deep discount manufacturers may be understated. Lorillard has made certain adjustments to the data received from MSAI to reflect management’s judgment as to which brands are included in the menthol segment.

(2)	The six months ended June 30, 2011 contained one more shipping day than the comparable period ended June 30, 2010.

(3)	Source: Lorillard shipment reports.
     The following table presents selected Lorillard and industry retail market share data for the three and six months ended June 30, 2011 and 2010. We believe that the retail market share data derived from our proprietary retail shipment database provides readers with better information than the share of industry shipments and, accordingly, we have changed the basis upon which this table is presented from prior filings.
Selected Domestic Retail Market Share Data (1)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Lorillard’s share of the retail market	14.2%	12.8%	14.2%	12.7%
Lorillard’s share of the premium market	16.6%	15.1%	16.6%	15.1%
Lorillard’s share of the menthol market	39.5%	38.8%	39.3%	38.7%

Newport’s share of the retail market	12.0%	10.9%	12.0%	10.9%
Newport’s share of the premium market	16.4%	14.9%	16.4%	14.9%
Total menthol segment market share for the industry	30.3%	29.8%	30.6%	29.9%
Total discount segment market share for the industry	26.7%	26.7%	26.9%	26.8%
Newport’s share of the menthol market	36.6%	36.6%	36.5%	36.5%

(1)	Source: Lorillard’s proprietary retail shipment data, EXCEL, which reflect shipments from wholesalers to retailers.

Results of Operations
Three and Six Months Ended June 30, 2011 Compared to the Three and Six Months Ended June 30, 2010

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(in millions)		(in millions)
Net sales (a)	$1,692	$1,520	$3,227	$2,879
Cost of sales (a) (b)	1,093	978	2,085	1,860

Gross profit	599	542	1,142	1,019
Selling, general and administrative	112	97	234	192

Operating income	487	445	908	827
Investment income	1	1	2	1
Interest expense	(28)	(28)	(56)	(37)

Income before income taxes	460	418	854	791
Income taxes	169	155	315	296

Net income	$291	$263	$539	$495

(a)	Includes excise taxes of $533, $482, $1,012 and $919, respectively.

(b)	Cost of sales includes:

- $353, $311, $673 and $588 to accrue obligations under the State Settlement Agreements, respectively.

- $33, $30, $63 and $56 to accrue obligations under the Federal Assessment for Tobacco Growers, respectively.

- $15, $7, $30 and $14 to accrue Food and Drug Administration user fees, respectively.
Three Months ended June 30, 2011 Compared to Three Months ended June 30, 2010
     Net sales. Net sales increased by $172 million, or 11.3%, from $1.520 billion for the three months ended June 30, 2010 to $1.692 billion for the three months ended June 30, 2011. Net sales increased $184 million due to higher unit sales volume (including $51 million of federal excise tax), $18 million due to higher average unit prices reflecting price increases in May and November 2010, partially offset by $30 million of higher sales promotion costs accounted for as a reduction of sales driven primarily by the introduction of Newport Non-Menthol.
     Total Lorillard wholesale unit volume, which includes Puerto Rico and U.S. Possessions, increased 9.9% for the three months ended June 30, 2011 compared to the corresponding period of 2010. Domestic unit volume, which excludes Puerto Rico and U.S. Possessions, increased 10.4% for the three months ended June 30, 2011 compared to the corresponding period of 2010. Unit volume figures in this section are provided on a gross basis. Total unit volume for Newport, the Company’s flagship brand, increased 9.1% for the three months ended June 30, 2011 and domestic Newport unit volume increased 9.6% for the three months ended June 30, 2011 compared to the corresponding period of 2010. Shipments of Newport Non-Menthol, the most recent Newport line extension launched in the fourth quarter of 2010, represented the bulk of the increase in Newport domestic wholesale shipments during the three months ended June 30, 2011. Domestic wholesale shipments for Maverick, the Company’s leading discount brand, increased 21.2% for the three months ended June 30, 2011 compared to the corresponding period in 2010. Industry-wide domestic unit volume decreased an estimated 1.3% for the three months ended June 30, 2011 compared to the corresponding period of 2010. Adjusting for changes in wholesale inventory patterns, Lorillard domestic wholesale shipments increased an estimated 8.1% for the second quarter of 2011.
     Our domestic retail market share, based on Lorillard’s proprietary retail shipment data (“Excel”), increased by 1.4 share points during the three months ended June 30, 2011 to 14.2% from 12.8% in the three months ended June 30, 2010. Newport domestic retail market share increased 1.1 share points during the three months ended June 30, 2011 to 12.0% from 10.9% in the three months ended June 30, 2010.
     Cost of sales. Cost of sales increased by $115 million, or 11.8%, from $978 million for the three months ended June 30, 2010 to $1.093 billion for the three months ended June 30, 2011. The increase in cost of sales is primarily due to higher unit sales volume ($62 million, including $51 million of federal excise tax), higher expenses related to the State Settlement Agreements ($42 million), higher Food and Drug Administration fees ($8 million)

and the Federal Assessment for Tobacco Growers ($3 million). We recorded pre-tax charges for our obligations under the State Settlement Agreements of $353 million and $311 million for the three months ended June 30, 2011 and 2010, respectively, an increase of $42 million. The $42 million increase is due to the impact of higher unit sales ($29 million), the inflation adjustment ($10 million), and higher other expenses ($3 million).
     Selling, general and administrative Selling, general and administrative costs increased $15 million to $112 million in the three months ended June 30, 2011 compared to the three months ended June 30, 2010 primarily as a result of higher legal costs related to the Engle Progeny litigation. In addition, certain other selling, general and administrative costs increased due to higher marketing and other costs related to the Company’s strategic initiatives, including market research and advertising support of Newport Non-Menthol.
     Income taxes. Income taxes increased $14 million or 9.0% from $155 million for the three months ended June 30, 2010 to $169 million in for the three months ended June 30, 2011. The change reflects an increase in income before income taxes of $42 million, or 10.0%, partially offset by a decrease in the effective tax rate from 37.1% to 36.6% for the three months ended June 30, 2010 and 2011, respectively. The decrease is primarily due to state law changes enacted during the second quarter of 2011 and the settlement of certain state and federal tax matters.
Six Months ended June 30, 2011 Compared to Six Months ended June 30, 2010
     Net sales. Net sales increased by $348 million, or 12.1%, from $2.879 billion for the six months ended June 30, 2010 to $3.227 billion for the six months ended June 30, 2011. Net sales increased $342 million due to higher unit sales volume (including $93 million of federal excise tax), $58 million due to higher average unit prices reflecting price increases in February, May and November 2010, partially offset by $52 million of higher sales promotion costs accounted for as a reduction of sales driven primarily by the introduction of Newport Non-Menthol.
     Total Lorillard wholesale unit volume, which includes Puerto Rico and U.S. Possessions, increased 9.7% for the six months ended June 30, 2011 compared to the corresponding period of 2010. Domestic unit volume, which excludes Puerto Rico and U.S. Possessions, increased 9.9% for the six months ended June 30, 2011 compared to the corresponding period of 2010. Unit volume figures in this section are provided on a gross basis. Total unit volume for Newport, the Company’s flagship brand, increased 8.7% for the six months ended June 30, 2011 and domestic Newport unit volume increased 8.9% for the six months ended June 30, 2011 compared to the corresponding period of 2010. Shipments of Newport Non-Menthol, the most recent Newport line extension, launched in the fourth quarter of 2010, represented the bulk of the increase in Newport domestic wholesale shipments during the six months ended June 30, 2011. Domestic wholesale shipments for Maverick, the Company’s leading discount brand, increased 21.9% for the six months ended June 30, 2011 compared to the corresponding period in 2010. Industry-wide domestic unit volume decreased an estimated 2.3% for the six months ended June 30, 2011 compared to the corresponding period of 2010.
     Our domestic retail market share, based on Lorillard’s proprietary retail shipment data (“Excel”), increased by 1.5 share points during the first six months of 2011 to 14.2% from 12.7% in the first six months of 2010. Newport domestic retail market share increased 1.1 share points during the first six months of 2011 to 12.0% from 10.9% in the first six months of 2010.
     Cost of sales. Cost of sales increased by $225 million, or 12.1%, from $1.860 billion for the six months ended June 30, 2010 to $2.085 billion for the six months ended June 30, 2011. The increase in cost of sales is primarily due to higher unit sales volume ($115 million, including $93 million of federal excise tax), higher expenses related to the State Settlement Agreements ($85 million), higher Food and Drug Administration fees ($16 million) and the Federal Assessment for Tobacco Growers ($7 million). We recorded pre-tax charges for our obligations under the State Settlement Agreements of $673 million and $588 million for the six months ended June 30, 2011 and 2010, respectively, an increase of $85 million. The $85 million increase is due to the impact of higher unit sales ($61 million), the inflation adjustment ($18 million), and higher other expenses ($6 million).
     Selling, general and administrative Selling, general and administrative costs increased $42 million to $234 million in the first six months of 2011 compared to the first six months of 2010 primarily as a result of higher legal costs related to the Engle Progeny litigation. In addition, certain other selling, general and administrative costs increased due to higher marketing and other costs related to the Company’s strategic initiatives, including market research and advertising support of Newport Non-Menthol, as well as costs incurred in support of the Company’s position and industry reports to the FDA regarding the use of Menthol in cigarettes.
     Interest expense. Interest expense increased $19 million for the six months ended June 30, 2011, compared to the six months ended June 30, 2010, and reflects interest on the Senior Notes issued in the second quarter of 2010.
     Income taxes. Income taxes increased $19 million or 6.4% from $296 million for the six months ended June 30, 2010 to $315 million in for the six months ended June 30, 2011. The change reflects an increase in income before income taxes of $63 million, or 8.0%, partially offset by a decrease in the effective tax rate from 37.4% to 36.8% for the six months ended June 30, 2010 and 2011, respectively. This decrease is primarily due to an unfavorable adjustment in the first quarter of 2010 from the impact of the repeal of future tax deductions for Medicare Part D subsidies for retiree drug benefits pursuant to the health care reform legislation enacted in the first quarter of 2010, as well as state tax law changes enacted during the second quarter of 2011 and the settlement of certain state and federal tax matters.
Liquidity and Capital Resources
     Our cash and cash equivalents of $1.154 billion at June 30, 2011 were invested in prime money market funds.
Cash Flows
     Cash flow from operating activities. The principal source of liquidity for our business and operating needs is internally generated funds from our operations. We generated net cash flow from operations of $263 million for the six months ended June 30, 2011 compared to $85 million for the six months ended June 30, 2010. The increased cash flow in 2011 primarily reflects higher net income and the timing of vendor, Federal excise tax and Federal and State income tax payments.
     Cash flow from investing activities. Investing activities used cash of $26 million for the six months ended June 30, 2011 compared to $18 million for the six months ended June 30, 2010 for capital expenditures. The expenditures were primarily used for the modernization of manufacturing equipment. Our capital expenditures for the year ending December 31, 2011 are forecast to be between $55 million and $65 million.
     Cash flow from financing activities. Our cash flow from operations has exceeded our working capital and capital expenditure requirements during the first six months of 2011. We paid cash dividends to our shareholders of $188 million on March 11, 2011, $185 million on June 10, 2011, $155 million on March 11, 2010 and $152 million on June 11, 2010.
     In April 2010, Lorillard Tobacco issued $1 billion of unsecured senior notes in two tranches pursuant to an Indenture, dated June 23, 2009, and the Second Supplemental Indenture, dated April 12, 2010 (the “Second Supplemental Indenture”). The first tranche was $750 million aggregate principal amount of 6.875% Notes due May 1, 2020 (the “2020 Notes”), and the second tranche was $250 million aggregate principal amount of 8.125% Notes due May 1, 2040 (the “2040 Notes”). Lorillard Tobacco is the principal, wholly owned operating subsidiary of the Company and the 2020 Notes and 2040 Notes (the “Notes”) are unconditionally guaranteed on a senior unsecured basis by the Company. The net proceeds from the issuance are used for general corporate purposes, which may include, among other things, the repurchase, redemption or retirement of securities including the Company’s common stock, acquisitions, additions to working capital and capital expenditures.
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

     During the first half of 2011, we repurchased approximately 8.3 million shares at a cost of $783 million under the amended $1.4 billion repurchase program announced on August 20, 2010 and amended on May 19, 2011. As of June 30, 2011, the maximum dollar value of shares that could yet be purchased under the program was $241 million.
     Purchases by the Company under this program were made from time to time at prevailing market prices in open market purchases, privately negotiated transactions, block purchase techniques or otherwise, as determined by the Company’s management. The purchases were funded from existing cash balances, including proceeds from the issuance of the Notes. These programs do not obligate the Company to acquire any particular amount of its common stock. The timing, frequency and amount of repurchase activity will depend on a variety of factors such as levels of cash generation from operations, cash requirements for investment in the Company’s business, current stock price, market conditions and other factors.
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

     In April 2011, we paid $1.003 billion under the State Settlement Agreements, primarily based on 2010 volume. Included in the above number was $107 million deposited in an interest-bearing escrow account in accordance with procedures established in the MSA pending resolution of a claim by us and the other Original Participating Manufacturers that they are entitled to reduce their MSA payments based on a loss of market share to non-participating manufacturers. Most of the states that are parties to the MSA are disputing the availability of the reduction and we believe that this dispute will ultimately be resolved by judicial and arbitration proceedings. Our $107 million reduction is based upon the Original Participating Manufacturers collective loss of market share in 2008. In April of 2010, 2009, 2008, 2007 and 2006, we had previously deposited $88 million, $74 million, $72 million, $111 million and $109 million, respectively, in the same escrow account discussed above, which was based on a loss of market share in 2007, 2006, 2005, 2004 and 2003 to non-participating manufacturers. In February 2009, we directed the transfer of $72 million from this account to the non-disputed account, related to the loss of market share in 2005, pursuant to an Agreement Concerning Arbitration that we and the other Participating Manufacturers entered into with certain MSA states. This amount was then paid to the MSA states. We and the other Original Participating Manufacturers have the right to claim additional reductions of MSA payments in subsequent years under provisions of the MSA. In addition to the payments made in the first six months of 2011, we anticipate the additional amount payable in 2011 will be approximately $225 million to $250 million, primarily based on 2011 estimated volume.
Contractual Cash Payment Obligations
     The following chart presents our contractual cash payment obligations as of June 30, 2011.

		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
	(In millions)
Senior notes	$1,750	$—	$—	$—	$1,750
Interest payments related to notes	1,524	133	398	266	727
Contractual purchase obligations	54	54	—	—	—
Operating lease obligations	4	2	2	—	—

Total	$3,332	$189	$400	$266	$2,477

     In addition to the obligations presented in the table above, as of June 30, 2011, we believe that it is reasonably possible that payments of up to $0.8 million may be made to various tax authorities in the next twelve months related to gross unrecognized tax benefits. We cannot make a reasonably reliable estimate of the amount of liabilities for unrecognized tax benefits that may result in cash settlements for periods beyond twelve months.
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
Off-Balance Sheet Arrangements
     None.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
Market Risk
     We invest in financial instruments that involve market risk. Our measure of market risk exposure represents an estimate of the change in fair value of our financial instruments. Market risk exposure is presented below for each class of financial instrument we held at June 30, 2011, assuming immediate adverse market movements of the magnitude described below. We believe that the rate of adverse market movement represents a measure of exposure to loss under hypothetically assumed adverse conditions. The estimated market risk exposure represents the hypothetical loss to future earnings and does not represent the maximum possible loss nor any expected actual loss, even under adverse conditions, because actual adverse fluctuations would likely differ. In addition, since our investment portfolio is subject to change based on its portfolio management strategy as well as in response to changes in the market, these estimates are not necessarily indicative of the actual results which may occur. The market risk exposure represents the potential loss in carrying value and pretax impact to future earnings caused by the hypothetical change in price.
     Exposure to market risk is managed and monitored by senior management. Senior management approves our overall investment strategy and has the responsibility to ensure that the investment positions are consistent with that strategy with an acceptable level of risk.
     Interest rate risk. Our investments, which are included in cash and cash equivalents, consist of money market funds with major financial institutions. Those investments are exposed to fluctuations in interest rates. A sensitivity analysis, based on a hypothetical 1% increase or decrease in interest rates on our average 2011 investments, would cause an increase or decrease in pretax income of approximately $6 million for the six months ended June 30, 2011.
     Our debt is denominated in US Dollars and has been issued at a fixed rate. In September 2009, we entered into interest rate swap agreements for a total notional amount of $750 million to hedge changes in fair value of the Notes due to changes in the designated benchmark interest rate. Changes in the fair value of the derivative are recorded in earnings along with offsetting adjustments to the carrying amount of the hedged debt. A sensitivity analysis, based on a hypothetical 1% change in LIBOR, would cause an increase or decrease in pretax income by approximately $4 million for the six months ended June 30, 2011.
     Liquidity risk. We may be forced to cash settle all or a portion of our derivative contracts before the expiration date if our debt rating is downgraded below Ba2 by Moody’s or BB by S&P. This could have a negative impact on our cash position. Early cash settlement would result in the timing of our hedge settlement not being matched to the cash settlement of the debt. As of June 30, 2011, our debt ratings were Baa2 and BBB- with Moody’s and S&P, respectively, both of which are above the ratings at which settlement of our derivative contracts would be required. See Note 10 for additional information on derivatives.
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
PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
     Information about legal proceedings is set forth in Note 15, “Legal Proceedings,” in the Notes to Consolidated Condensed Financial Statements included in “Item 1. Financial Statements” of this Form 10-Q. Such information is incorporated by reference as if fully set forth herein.
Item 1A. Risk Factors
     With the exception of the following, there have been no other material changes in our risk factors from those disclosed in Part I, Item 1A of our Form 10-K:
FDA regulation of menthol in cigarettes and concerns that mentholated cigarettes may pose greater health risks could adversely affect our business.
     Some plaintiffs in our litigation and constituencies, including the FDA and other public health agencies, have claimed or expressed concerns that mentholated cigarettes may pose greater health risks and may impact public health more than non-mentholated cigarettes, including concerns that mentholated cigarettes may make it easier to start smoking and harder to quit and may seek restrictions or a ban on the production and sale of mentholated cigarettes. Any ban or material limitation on the use of menthol in cigarettes would materially adversely affect our results of operations, cash flow and financial condition.
     Following the passage of the Family Smoking Prevention and Tobacco Control Act (the “Act”) in June 2009, the FDA established the Tobacco Products Scientific Advisory Committee (the “TPSAC”) to evaluate, among other things, “the impact of the use of menthol in cigarettes on the public health, including such use among children, African-Americans, Hispanics, and other racial and ethnic minorities.” In addition, the Act permits the FDA to impose restrictions regarding the use of menthol in cigarettes, including a ban, if those restrictions would be appropriate for the public health. The TPSAC or the Menthol Report Subcommittee held meetings on March 30-31, 2010, July 15-16, 2010, September 27, 2010, October 7, 2010, November 18, 2010, January 10-11, 2011, February 10-11, 2011, March 2, 2011, March 17-18, 2011 and July 21, 2011 to consider the issues surrounding the use of menthol in cigarettes. At the March 18, 2011 meeting, TPSAC presented its report and recommendations on menthol. The report’s findings included that menthol likely increases experimentation and regular smoking, menthol likely increases the likelihood and degree of addiction for youth smokers, non-white menthol smokers (particularly African-Americans) are less likely to quit smoking and are less responsive to certain cessation medications, and consumers continue to believe that smoking menthol cigarettes is less harmful than smoking nonmenthol cigarettes as a result of the cigarette industry’s historical marketing. TPSAC’s overall recommendation to the FDA was that “[r]emoval of menthol cigarettes from the marketplace would benefit public health in the United States.” At the July 21, 2011 meeting, TPSAC considered revisions to its report, and the voting members unanimously approved the final report for submission to the FDA with no change in its recommendation.
     On June 27, 2011, FDA provided a progress report on its review of the science related to menthol cigarettes. In its menthol update, FDA stated that “[e]xperts within the FDA Center for Tobacco Products are conducting an independent review of the science related to the impact [of menthol] in cigarettes on public health ...” The FDA also stated that it will submit its draft independent review of menthol science to an external peer review panel in July 2011. Following the peer review, the FDA will make available the results of the peer review and its preliminary scientific assessment for public comment. If the FDA determines that regulation of menthol is warranted, the FDA could promulgate regulations that, among other things, could result in a ban on or restrictions on the use of menthol in cigarettes.
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
As of July 20, 2011, Lorillard Tobacco is a defendant in approximately 8,665 tobacco-related lawsuits, including approximately 695 cases in which Lorillard, Inc. is a co-defendant. These cases, which are extremely costly to defend, could result in substantial judgments against Lorillard Tobacco and/or Lorillard, Inc.
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
     In December 2010, a Massachusetts jury awarded $50 million in compensatory damages to the estate of a deceased smoker, $21 million in damages to the deceased smoker’s son, and $81 million in punitive damages from Lorillard Tobacco in a Conventional Product Liability Case, Evans v. Lorillard Tobacco Company (Superior Court, Suffolk County, Massachusetts). As of July 20, 2011, the case remained pending before the trial court because the judge has not issued a verdict as to a single claim that was not submitted for the jury’s consideration. It is possible the court will award additional damages to the plaintiffs in its verdict that addresses this final claim. It also is possible the court will award attorneys’ fees to the lawyers representing the plaintiff. As of July 20, 2011, the court had not ruled on the motions filed by Lorillard Tobacco following the verdicts, which includes motions for new trial, for judgment notwithstanding the verdict, and for reduction or elimination of the jury’s damages awards. The court is not expected to issue a final judgment until it disposes of the final claim or it rules on Lorillard Tobacco’s post-trial motions. Lorillard Tobacco may file additional post-trial motions after a final judgment is entered. Should the final judgment award damages to the plaintiff, Massachusetts statutes provide that the court may award pre-judgment and post-judgment interest. The opportunity for Lorillard Tobacco to initiate an appeal from the verdicts in Evans will not begin until the final judgment is entered. Plaintiff has asked the court to enter a preliminary injunction that directs Lorillard Tobacco to set aside $272.0 million in cash or cash equivalents to secure the amounts awarded by the jury and the interest obligations plaintiff expects the court to order in a final judgment. As of July 20, 2011, the court had not ruled on plaintiff’s motion for preliminary injunction. It is possible that the verdict in this case could lead to additional litigation.
A judgment has been rendered against Lorillard Tobacco in the Scott litigation.
     In July 2008, the District Court of Orleans Parish, Louisiana, entered an amended final judgment in favor of the plaintiffs in Scott v. The American Tobacco Company, et al. (District Court, Orleans Parish, Louisiana, filed May 24, 1996), a class action on behalf of certain cigarette smokers resident in the State of Louisiana. In April 2010, the Louisiana Court of Appeal, Fourth Circuit, issued a decision that modified the trial court’s 2008 amended final judgment. The Court of Appeal’s decision reduced the judgment amount to approximately $242 million to fund a ten year court-supervised smoking cessation program. The April 2010 decision ordered that an award of post-judgment interest will accrue from July 2008. Interest awarded by the amended final judgment will continue to accrue from July 2008 until the judgment either is paid or is reversed on appeal. As of July 20, 2011, judicial interest totaled approximately $37.0 million. Lorillard Tobacco’s share of any judgment, including an award of post-judgment interest, has not been determined. In the fourth quarter of 2007, we recorded a pretax provision of approximately $66 million for this matter. Lorillard, Inc., which was a party to the case in the past, is no longer a defendant. The U.S. Supreme Court has denied defendants’ petition for writ of certiorari and the case has been returned to the District Court of Orleans Parish, Louisiana, for payment of the judgment and for implementation of the smoking cessation program.
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
     The 2006 ruling by the Florida Supreme Court in Engle also permitted members of the Engle class to file individual claims, including claims for punitive damages. The Florida Supreme Court held that these individual plaintiffs are entitled to rely on a number of the jury’s findings in favor of the plaintiffs in the first phase of the Engle trial. These findings included that smoking cigarettes causes a number of diseases; that cigarettes are addictive or dependence-producing; and that the defendants, including Lorillard Tobacco and Lorillard, Inc., were negligent, breached express and implied warranties, placed cigarettes on the market that were defective and unreasonably dangerous, and concealed or conspired to conceal the risks of smoking. Lorillard Tobacco is a defendant in approximately 6,000 cases pending in various state and federal courts in Florida that were filed by members of the Engle class (the “Engle Progeny Cases”), including 688 cases in which Lorillard, Inc. is a co-defendant.
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
Trials of some of the Engle Progeny cases have resulted in verdicts that have awarded damages from cigarette manufacturers, including us.
     As of July 20, 2011, plaintiffs in four Engle Progeny Cases were awarded compensatory damages from Lorillard Tobacco. In one of the four cases, plaintiffs were awarded punitive damages from Lorillard Tobacco. Lorillard, Inc. was not a defendant in any of these four cases. The four cases are listed below in the order in which the verdicts were returned:
•	In Mrozek v. Lorillard Tobacco Company (Circuit Court, Fourth Judicial Circuit, Duval County, Florida), the jury awarded plaintiffs a total of $6 million in compensatory damages and $11.3 million in punitive damages. The jury apportioned 35% of the fault for the smoker’s injuries to the smoker and 65% to Lorillard Tobacco. The final judgment entered by the trial court reflected the jury’s verdict and awarded plaintiff $3,900,588 in compensatory damages and $11,300,000 in punitive damages plus 6% annual interest. As of July 20, 2011, the trial court had not ruled on plaintiff’s motion for costs and attorneys’ fees. As of July 20, 2011, the deadline for Lorillard Tobacco to notice an appeal from the final judgment had not expired.

•	In Tullo v. R.J. Reynolds, et al. (Circuit Court, Palm Beach County, Florida), the jury awarded plaintiff a total of $4.5 million in compensatory damages. The jury assessed 45% of the fault to the smoker, 5% to Lorillard Tobacco and 50% to other defendants. The jury did not award punitive damages to the plaintiff. The court entered a final judgment that awarded plaintiff $225,000 in compensatory damages from Lorillard Tobacco plus 6% annual interest. The trial court has granted plaintiff’s application for costs but it has not awarded an amount. As of July 20, 2011, the trial court had not ruled on plaintiff’s motion for attorneys’ fees. As of July 20, 2011, the deadline for Lorillard Tobacco to notice an appeal from the final judgment had not expired.

•	In Sulcer v. Lorillard Tobacco Company, et al. (Circuit Court, Escambia County, Florida), the jury awarded $225,000 in compensatory damages to the plaintiff and it assessed 95% of the fault for the smoker’s injuries to the smoker with 5% allocated to Lorillard Tobacco. The jury returned a verdict for Lorillard Tobacco as to whether plaintiff is entitled to punitive damages. The court entered a final judgment that incorporated the jury’s determination of the parties’ fault and awarded plaintiff $11,250 in compensatory damages. Lorillard Tobacco paid approximately $246,000 to resolve the damages verdict, costs and fees. Following this payment, Sulcer was concluded.

•	In Jewett v. R.J. Reynolds Tobacco Co., et al. (Circuit Court, Duval County, Florida), the jury awarded the estate of the decedent $692,981 in compensatory damages and awarded the plaintiff $400,000 for loss of companionship. The jury assessed 70% of the responsibility for the decedent’s injuries to the decedent, 20% to R.J. Reynolds and 10% to Lorillard Tobacco. The jury determined that no punitive damages were warranted. The final judgment entered by the trial court reflected the jury’s verdict and awarded plaintiff a total of $109,298 from Lorillard Tobacco plus 6% annual interest. As of July 20, 2011, the trial court had not ruled on plaintiff’s motion for costs and attorneys’ fees, and defendants had noticed an appeal from the final judgment to the Florida First District Court of Appeal.
     As of July 20, 2011, verdicts have been returned in 42 Engle Progeny Cases in which neither Lorillard Tobacco nor Lorillard, Inc. were defendants since the Florida Supreme Court issued its 2006 ruling. Juries awarded compensatory damages and punitive damages in 17 of these trials. The punitive damages awards have totaled approximately $600 million and have ranged from $250,000 to $244 million. In eleven of the trials, juries awarded only compensatory damages. In the 14 other trials, juries found in favor of the defendants. In some of the trials decided in the defendants’ favor, plaintiffs have filed motions challenging the verdicts. It is not possible to predict the final outcome of this litigation.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     In the second quarter of 2011, the Company repurchased the following number of shares of its common stock:

				Approximate
			Total Number of	Dollar Value of
			Shares Purchased	Shares that
	Total	Average	as Part of	May Yet Be
	Number	Price	Publicly	Purchased
	of Shares	Paid per	Announced Plans	Under the Plans
(In millions, except for per share amounts)	Purchased	Share	or Programs	or Programs
April 1, 2011 — April 30, 2011	0.1	$104.79	0.1	$722
May 1, 2011 — May 31, 2011	2.2	$112.59	2.2	$472
June 1, 2011 — June 30, 2011	2.2	$107.58	2.2	$241

Total	4.5	$109.97	4.5

     The shares repurchased were acquired under a share repurchase program authorized by the Board of Directors on August 20, 2010 and amended on May 19, 2011 for a maximum of $1.4 billion. All repurchases were made in open market transactions. We record the repurchase of shares of Common Stock at cost based on the transaction date of the repurchase. As of June 30, 2011, the maximum dollar value of shares that could yet be purchased under the amended $1.4 billion repurchase program was $241 million.
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
101.INS XBRL Instance Document *
101.SCH XBRL Taxonomy Extension Schema Document *
101.CAL XBRL Taxonomy Extension Calculation Linkbase Document *
101.LAB XBRL Taxonomy Extension Label Linkbase Document *
101.PRE XBRL Taxonomy Extension Presentation Linkbase Document *
101.DEF XBRL Taxonomy Extension Definition Linkbase Document *

*	Filed herewith.

#	Confidential treatment has been granted for certain portions of this exhibit pursuant to an order under the Exchange Act of 1934, as amended, which portions have been omitted and filed separately with the Securities and Exchange Commission.

†	Management or compensatory plan or arrangement required to be filed pursuant to Item 601(b)(10) of Regulation S-K.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: July 28, 2011

LORILLARD, INC.

By:	/s/ Murray S. Kessler

	Name:	Murray S. Kessler
	Title:	Chairman, President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ David H. Taylor

	Name:	David H. Taylor
	Title:	Executive Vice President, Finance and
Planning and Chief Financial Officer
(Principal Financial Officer)