Form 10-Q
period 2011-09-30
LORILLARD, INC.
filed 2011-10-27
CIK 1424847

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

Class	Outstanding at October 20, 2011
Common stock, $0.01 par value	135,010,017 shares

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

LORILLARD, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(In millions, except share and per share data)	September 30, 2011	December 31, 2010
	(Unaudited)
Assets:
Cash and cash equivalents	$1,705	$2,063
Accounts receivable, less allowances of $3 and $3	11	9
Other receivables	27	68
Inventories	319	277
Deferred income taxes	509	503
Other current assets	133	15

Total current assets	2,704	2,935
Plant and equipment, net	248	243
Prepaid pension assets	68	66
Deferred income taxes	8	6
Other assets	124	46

Total assets	$3,152	$3,296

Liabilities and Shareholders’ Deficit:
Accounts and drafts payable	$16	$27
Accrued liabilities	327	333
Settlement costs	1,057	1,060
Income taxes	5	6

Total current liabilities	1,405	1,426
Long-term debt	2,590	1,769
Postretirement pension, medical and life insurance benefits	279	284
Other liabilities	52	42

Total liabilities	4,326	3,521

Commitments and Contingent Liabilities
Shareholders’ Deficit:
Preferred stock, $0.01 par value, authorized 10 million shares	—	—
Common stock:
Authorized—600 million shares; par value $0.01 per share
Issued—175 million and 174 million shares
Outstanding—135 million and 147 million shares	2	2
Additional paid-in capital	260	242
Retained earnings	1,922	1,666
Accumulated other comprehensive loss	(111)	(109)
Treasury stock at cost, 39 million and 27 million shares	(3,247)	(2,026)

Total shareholders’ deficit	(1,174)	(225)

Total liabilities and shareholders’ deficit	$3,152	$3,296

See Notes to Consolidated Condensed Financial Statements

LORILLARD, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2011	2010	2011	2010
Net sales (including excise taxes of $509, $494, $1,521 and $1,413, respectively)	$1,622	$1,567	$4,849	$4,446
Cost of sales	1,059	1,001	3,144	2,861

Gross profit	563	566	1,705	1,585
Selling, general and administrative	108	101	342	293

Operating income	455	465	1,363	1,292
Investment income	—	1	2	3
Interest expense	(34)	(29)	(90)	(66)

Income before income taxes	421	437	1,275	1,229
Income taxes	154	163	469	459

Net income	$267	$274	$806	$770

Earnings per share:
Basic	$1.94	$1.82	$5.70	$5.04
Diluted	$1.94	$1.81	$5.69	$5.04

Weighted average number of shares outstanding:
Basic	136.74	151.33	141.08	152.63
Diluted	137.02	151.54	141.31	152.81

See Notes to Consolidated Condensed Financial Statements

LORILLARD, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

	Compre- hensive Income	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Compre- hensive Loss	Treasury Shares	Total Sharehold- ers’ Equity (Deficit)
	(In millions)
Balance, January 1, 2010		$2	$234	$1,282	$(121)	$(1,310)	$87

Comprehensive income:
Net income	$770			770			770
Other comprehensive gains, pension liability, net of tax expense of $6	12				12		12

Comprehensive income	$782

Dividends paid ($3.13 per share)				(478)			(478)
Shares repurchased						(431)	(431)
Share-based compensation			2				2

Balance, September 30, 2010		$2	$236	$1,574	$(109)	$(1,741)	$(38)

Balance, January 1, 2011		$2	$242	$1,666	$(109)	$(2,026)	$(225)

Comprehensive income:
Net income	$806			806			806
Other comprehensive loss, pension liability, net of tax benefit of $1	(2)				(2)		(2)

Comprehensive income	$804

Dividends paid ($3.90 per share)				(550)			(550)
Shares repurchased						(1,221)	(1,221)
Share-based compensation			18				18

Balance, September 30, 2011		$2	$260	$1,922	$(111)	$(3,247)	$(1,174)

See Notes to Consolidated Condensed Financial Statements

LORILLARD, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2011	2010
(In millions)
Cash flows from operating activities:
Net income	$806	$770
Adjustments to reconcile net cash provided by operating activities:
Depreciation and amortization	28	27
Pension, health and life insurance contributions	(33)	(25)
Pension, health and life insurance benefits expense	22	24
Deferred income taxes	(7)	12
Share-based compensation	11	2
Excess tax benefits from share-based payment arrangements	(3)	—
Changes in operating assets and liabilities:
Accounts and other receivables	(9)	(5)
Inventories	(42)	(30)
Accounts payable and accrued liabilities	(17)	12
Settlement costs	(3)	(26)
Income taxes	(55)	(86)
Other current assets	(6)	—
Other assets	—	3

Net cash provided by operating activities	692	678

Cash flows from investing activities:
Additions to plant and equipment	(33)	(28)

Net cash used in investing activities	(33)	(28)

Cash flows from financing activities:
Shares repurchased	(1,221)	(431)
Proceeds from issuance of long-term debt	750	1,000
Dividends paid	(550)	(478)
Debt issuance costs	(6)	(13)
Proceeds from exercise of stock options	7	—
Excess tax benefits from share-based payment arrangements	3	—

Net cash (used in) provided by financing activities	(1,017)	78

Change in cash and cash equivalents	(358)	728
Cash and cash equivalents, beginning of year	2,063	1,384

Cash and cash equivalents, end of period	$1,705	$2,112

Cash paid for income taxes	$528	$532

Cash paid for interest, net of cash received from interest rate swaps of $18 and $12	$49	$21

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

Basis of Presentation. The accompanying unaudited consolidated condensed financial statements reflect all adjustments necessary to present fairly the financial position as of September 30, 2011 and December 31, 2010 and the consolidated income, shareholders’ deficit and cash flows for the three and nine months ended September 30, 2011 and 2010.

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

2. Inventories

Inventories are valued at the lower of cost, determined on a last-in, first-out (“LIFO”) basis, or market and consisted of the following:

	September 30, 2011	December 31, 2010
	(In millions)
Leaf tobacco	$250	$225
Manufactured stock	62	48
Material and supplies	7	4

	$319	$277

If the average cost method of accounting was used, inventories would be greater by approximately $221 and $206 million at September 30, 2011 and December 31, 2010, respectively.

3. Other Current Assets

Other current assets were as follows:

	September 30, 2011	December 31, 2010
	(In millions)
Prepaid income taxes	$112	$—
Restricted cash	13	13
Other current assets	8	2

Total	$133	$15

4. Plant and Equipment, Net

Plant and equipment is stated at cost and consisted of the following:

	September 30, 2011	December 31, 2010
	(In millions)
Land	$3	$3
Buildings	89	89
Equipment	584	573

Total	676	665
Accumulated depreciation	(428)	(422)

Plant and equipment, net	$248	$243

5. Other Assets

Other assets were as follows:

	September 30, 2011	December 31, 2010
	(In millions)
Debt issuance costs	$24	$17
Interest rate swap	90	19
Other prepaid assets	10	10

Total	$124	$46

6. Accrued Liabilities

Accrued liabilities were as follows:

	September 30, 2011	December 31, 2010
	(In millions)
Legal fees	$31	$30
Salaries and other compensation	24	18
Medical and other employee benefit plans	26	31
Consumer rebates	78	59
Sales promotion	20	20
Accrued vendor charges	15	5
Excise and other taxes	34	52
Scott Litigation accrual	—	68
Accrued bond interest	52	14
Other accrued liabilities	47	36

Total	$327	$333

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

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2011, were as follows:

	Level 1	Level 2	Level 3	Total
	(In millions)
Cash and Cash Equivalents:
Prime money market funds	$1,705	$—	$—	$1,705

Total cash and cash equivalents	$1,705	$—	$—	$1,705

Derivative Asset:
Interest rate swaps — fixed to floating rate	$—	$90	$—	$90

Total derivative asset	$—	$90	$—	$90

Assets and liabilities measured at fair value on a recurring basis at December 31, 2010 were as follows:

	Level 1	Level 2	Level 3	Total
	(In millions)
Cash and Cash Equivalents:
Prime money market funds	$2,063	$—	$—	$2,063

Total cash and cash equivalents	$2,063	$—	$—	$2,063

Derivative Asset:
Interest rate swaps — fixed to floating rate	$—	$19	$—	$19

Total derivative asset	$—	$19	$—	$19

There were no transfers between levels within the fair value hierarchy or Level 3 purchases, sales, issuances or settlements for the nine months ended September 30, 2011 or the twelve months ended December 31, 2010.

The fair value of the money market funds, classified as Level 1, utilized quoted prices in active markets.

The fair value of the interest rate swaps, classified as Level 2, utilized a market approach model using the notional amount of the interest rate swap and observable inputs of time to maturity and market interest rates. See Note 10 for additional information on the interest rate swaps.

8. Credit Agreement

In March 2010, Lorillard Tobacco, the principal, wholly owned operating subsidiary of the Company, entered into a $185 million revolving credit facility that expires March 26, 2013 (the “Revolver”) and is guaranteed by the Company. Proceeds from the Revolver may be used for general corporate and working capital purposes. The interest rates on borrowings under the Revolver are based on prevailing interest rates and, in part, upon the credit rating applicable to the Company’s senior unsecured long-term debt.

The Revolver requires that the Company maintain a ratio of debt to net income plus income taxes, interest expense, depreciation and amortization expense, any extraordinary losses, any non-cash expenses or losses and any losses on sales of assets outside of the ordinary course of business (“EBITDA”) of not more than 2.25 to 1 and a ratio of EBITDA to interest expense of not less than 3.0 to 1. EBITDA is determined based on the trailing 12-months’ results of operations. In addition, the Revolver contains customary affirmative and negative covenants, including restrictions on liens and sale and leaseback transactions subject to a limited exception. The Revolver contains customary events of default, including upon a change in control that could result in the acceleration of all amounts and cancellation of all commitments outstanding, if any, under the Revolver.

As of September 30, 2011, Lorillard was in compliance with all financial covenants and there were no borrowings under the Revolver.

9. Long-Term Debt

Long-term debt, net of interest rate swaps, consisted of the following:

	September 30, 2011	December 31, 2010
	(In millions)
2016 Notes – 3.500% Notes due 2016	$500	$—
2019 Notes – 8.125% Notes due 2019	840	769
2020 Notes – 6.875% Notes due 2020	750	750
2040 Notes – 8.125% Notes due 2040	250	250
2041 Notes – 7.000% Notes due 2041	250	—

Total long-term debt	$2,590	$1,769

In June 2009, Lorillard Tobacco issued $750 million aggregate principal amount of 8.125% unsecured senior notes due June 23, 2019 (the “2019 Notes”) pursuant to an Indenture, dated June 23, 2009 (the “Indenture”), and First Supplemental Indenture, dated June 23, 2009 (the “First Supplemental Indenture”).

In April 2010, Lorillard Tobacco issued $1 billion of unsecured senior notes in two tranches pursuant to the Indenture and the Second Supplemental Indenture, dated April 12, 2010 (the “Second Supplemental Indenture”). The first tranche was $750 million aggregate principal amount of 6.875% Notes due May 1, 2020 (the “2020 Notes”), and the second tranche was $250 million aggregate principal amount of 8.125% Notes due May 1, 2040 (the “2040 Notes”).

In August 2011, Lorillard Tobacco issued $750 million of unsecured senior notes in two tranches pursuant to the Indenture and the Third Supplemental Indenture, dated August 4, 2011 (the “Third Supplemental Indenture”). The first tranche was $500 million aggregate principal amount of 3.500% Notes due August 4, 2016 (the “2016 Notes”) and the second tranche was $250 million aggregate principal amount of 7.000% Notes due August 4, 2041 (the “2041 Notes”). The net proceeds from the issuance will be used for general corporate purposes, which may include, among other things, the repurchase, redemption or retirement of securities including the Company’s common stock, acquisitions, additions to working capital and capital expenditures.

Lorillard Tobacco is the principal, wholly owned operating subsidiary of the Company, and the 2016 Notes, 2019 Notes, 2020 Notes, 2040 Notes and 2041 Notes (together, the “Notes”) are unconditionally guaranteed on a senior unsecured basis by the Company.

The interest rate payable on the 2019 Notes is subject to incremental increases from 0.25% to 2.00% in the event either Moody’s Investors Services, Inc. (“Moody’s”), Standard & Poor’s Ratings Services (“S&P”) or both Moody’s and S&P downgrade the 2019 Notes below investment grade (Baa3 and BBB- for Moody’s and S&P, respectively). As of September 30, 2011, our debt ratings were Baa2 and BBB- with Moody’s and S&P, respectively, both of which are investment grade.

Upon the occurrence of a change of control triggering event, Lorillard Tobacco would be required to make an offer to repurchase the Notes at a price equal to 101% of the aggregate principal amount of the Notes, plus accrued interest. A “change of control triggering event” occurs when there is both a “change of control” (as defined in the Supplemental Indentures) and the Notes cease to be rated investment grade by both Moody’s and S&P within 60 days of the occurrence of a change of control or public announcement of the intention to effect a change of control. The Notes are not entitled to any sinking fund and are not redeemable prior to maturity. The Notes contain covenants that restrict liens and sale and leaseback transactions, subject to a limited exception. At September 30, 2011 and December 31, 2010, the carrying value of the Notes was $2.590 billion and $1.769 billion, respectively, and the estimated fair value was $2.779 billion and $1.865 billion, respectively. The fair value of the Notes is based on market pricing.

10. Derivative Instruments

In September 2009, Lorillard Tobacco entered into interest rate swap agreements, which the Company guaranteed, with a total notional amount of $750 million to modify its exposure to interest rate risk by effectively converting the interest rate payable on the 2019 Notes from a fixed rate to a floating rate. Under the agreements, Lorillard Tobacco receives interest based on a fixed rate of 8.125% and pays interest based on a floating one-month LIBOR rate plus a spread of 4.625%. The variable rates were 4.847% and 4.886% as of September 30, 2011 and December 31, 2010, respectively. The agreements expire in June 2019. The interest rate swap agreements qualify for hedge accounting and were designated as fair value hedges. Under the swap agreements, Lorillard Tobacco receives a fixed rate settlement and pays a variable rate settlement with the difference recorded in interest expense. That difference reduced interest expense by $6 million and $18 million for the three and nine months ended September 30, 2011, respectively and $6 million and $18 million for the three and nine months ended September 30, 2010.

For derivatives designated as fair value hedges, which relate entirely to hedges of debt, changes in the fair value of the derivatives are recorded in other assets or other liabilities with an offsetting adjustment to the carrying amount of the hedged debt. At September 30, 2011 and December 31, 2010, the adjusted carrying amounts of the hedged debt outstanding were $840 million and $769 million, respectively and the amounts included in other assets were $90 million and $19 million, respectively.

If our debt rating is downgraded below Ba2 by Moody’s or BB by S&P, the swap agreements will terminate and we will be required to cash settle them before their expiration date. As of September 30, 2011, our debt ratings were Baa2 and BBB- with Moody’s and S&P, respectively, both of which are above the ratings at which settlement of our derivative contracts would be required.

11. Earnings Per Share

Basic and diluted earnings per share (“EPS”) were calculated using the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(In millions)
Numerator:
Net income, as reported	$267	$274	$806	$770
Less: Net income attributable to participating securities	(1)	—	(2)	—

Net income available to common shareholders	$266	$274	$804	$770

Denominator:
Basic EPS- weighted average shares	136.74	151.33	141.08	152.63
Effect of dilutive securities:
Stock Options and SARS	0.28	0.21	0.23	0.18

Diluted EPS- adjusted weighted average shares and assumed conversions	137.02	151.54	141.31	152.81

Earnings Per Share:
Basic	$1.94	$1.82	$5.70	$5.04

Diluted	$1.94	$1.81	$5.69	$5.04

Options to purchase 0.2 million and 0.7 million shares of common stock were excluded from the diluted earnings per share calculation because their effect would be anti-dilutive for the quarters and nine months ended September 30, 2011 and September 30, 2010, respectively.

12. Retirement Plans

Lorillard has defined benefit pension, postretirement benefits, profit sharing and savings plans for eligible employees.

Net periodic benefit cost components were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Pension Benefits	2011	2010	2011	2010
	(In millions)
Service cost	$4	$4	$14	$13
Interest cost	14	14	42	42
Expected return on plan assets	(18)	(17)	(55)	(51)
Amortization of net loss	2	2	6	5
Amortization of prior service cost	1	1	3	4

Net periodic benefit cost	$3	$4	$10	$13

	Three Months Ended September 30,		Nine Months Ended September 30,
Other Postretirement Benefits	2011	2010	2011	2010
	(In millions)
Service cost	$1	$1	$3	$3
Interest cost	3	3	8	9
Amortization of net loss	(1)	—	(1)	(1)

Net periodic benefit cost	$3	$4	$10	$11

Lorillard expects to contribute $29 million to its pension plans and $15 million to its other postretirement benefit plans in 2011, of which $22 million and $11 million had been contributed to the pension and postretirement benefit plans, respectively, as of September 30, 2011.

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

As of August 9, 2011, the Company completed its $1.4 billion share repurchase program. The program was announced in August 2010 and authorized the Company to repurchase in the aggregate up to $1 billion of its outstanding common stock. The Board of Directors amended this program in May 2011, authorizing an additional $400 million in repurchases for a total of $1.4 billion under this program. The Company repurchased 15.0 million shares at an average price of $93.05 per share under this program.

In August 2011, Lorillard, Inc. announced that its Board of Directors had approved a new share repurchase program authorizing the Company to repurchase in the aggregate up to $750 million of its outstanding common stock. Purchases by the Company under this program may be made from time to time at prevailing market prices in open market purchases, privately negotiated transactions, block purchases or otherwise, as determined by the Company’s management. The repurchases are funded from existing cash balances, including proceeds from the Company’s August 2011 issuance of the Notes (see Note 9 for a description of the Notes).

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

During the nine months ended September 30, 2011, the Company repurchased approximately 12.3 million shares of its common stock under two share repurchase programs: the $1.4 billion share repurchase program and the $750 million share repurchase program at an average price of $99.51 per share, for a total of $1.221 billion. As of September 30, 2011, the maximum value of shares that could yet be repurchased under the $750 million share repurchase program was $553 million.

As of September 30, 2011, total shares repurchased under share repurchase programs authorized by the Board since the Separation were as follows:

Program	Amount Authorized	Number of Shares Repurchased
	(In millions)	(In millions)
July 2008 – October 2008	$400	5.9
May 2009 – July 2009	250	3.7
July 2009 – January 2010	750	9.7
February 2010 – May 2010	250	3.3
August 2010 * - August 2011	1,400	15.0
August 2011 -	750	1.8

Total	$3,800	39.4

*	As amended on May 19, 2011

14. Consolidating Financial Information

In June 2009, April 2010 and August 2011, Lorillard Tobacco, as primarily obligor, issued Notes, which are unconditionally guaranteed by the Company for the payment and performance of Lorillard Tobacco’s obligation in connection therewith.

The following sets forth the condensed consolidating balance sheets as of September 30, 2011 and December 31, 2010, condensed consolidating statements of income for the three and nine months ended September 30, 2011 and 2010, and condensed consolidating statements of cash flows for the nine months ended September 30, 2011 and 2010 for the Company as parent guarantor (herein referred to as “Parent”), Lorillard Tobacco (herein referred to as “Issuer”) and all other non-guarantor subsidiaries of the Company and Lorillard Tobacco. These condensed consolidating financial statements were prepared in accordance with Rule 3-10 of SEC Regulation S-X, “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered.” Lorillard accounts for investments in these subsidiaries under the equity method of accounting.

Condensed Consolidating Balance Sheets

September 30, 2011

(In millions)

(Unaudited)

	Parent	Issuer	All Other Subsidiaries	Total Consolidating Adjustments	Consolidated
Assets:
Cash and cash equivalents	$606	$452	$647	$—	$1,705
Accounts receivable, less allowances of $3	—	11	—	—	11
Other receivables	—	27	—	—	27
Inventories	—	319	—	—	319
Deferred income taxes	—	509	—	—	509
Other current assets	—	133	—	—	133

Total current assets	606	1,451	647	—	2,704
Investment in subsidiaries	(1,761)	719	—	1,042	—
Plant and equipment, net	—	248	—	—	248
Prepaid pension assets	—	68	—	—	68
Deferred income taxes	—	4	4	—	8
Other assets	—	124	—	—	124

Total assets	$(1,155)	$2,614	$651	$1,042	$3,152

Liabilities and Shareholders’ Equity (Deficit):
Accounts and drafts payable	$—	$16	$—	$—	$16
Accrued liabilities (1)	19	394	(86)	—	327
Settlement costs	—	1,057	—	—	1,057
Income taxes	—	—	5	—	5

Total current liabilities	19	1,467	(81)	—	1,405

Long-term debt	—	2,590	—	—	2,590
Postretirement pension, medical and life insurance benefits	—	279	—	—	279
Other liabilities	—	39	13	—	52

Total liabilities	19	4,375	(68)	—	4,326

Shareholders’ Equity (Deficit):
Common stock	2	—	—	—	2
Additional paid-in capital	260	301	215	(516)	260
Retained earnings	1,922	(1,951)	504	1,447	1,922
Accumulated other comprehensive loss	(111)	(111)	—	111	(111)
Treasury stock	(3,247)	—	—	—	(3,247)

Total shareholders’ equity (deficit)	(1,174)	(1,761)	719	1,042	(1,174)

Total liabilities and shareholders’ equity (deficit)	$(1,155)	$2,614	$651	$1,042	$3,152

(1)	Includes intercompany royalties between Issuer and other subsidiaries of a corresponding amount.

Condensed Consolidating Balance Sheets

December 31, 2010

(In millions)

	Parent	Issuer	All Other Subsidiaries	Total Consolidating Adjustments	Consolidated
Assets:
Cash and cash equivalents	$163	$1,181	$719	$—	$2,063
Accounts receivable, less allowances of $3	—	9	—	—	9
Other receivables	1	67	—	—	68
Inventories	—	277	—	—	277
Deferred income taxes	—	502	1	—	503
Other current assets	—	15	—	—	15

Total current assets	164	2,051	720	—	2,935
Investment in subsidiaries	(387)	772	—	(385)	—
Plant and equipment, net	—	243	—	—	243
Prepaid pension assets	—	66	—	—	66
Deferred income taxes	—	2	4	—	6
Other assets	—	46	—	—	46

Total assets	$(223)	$3,180	$724	$(385)	$3,296

Liabilities and Shareholders’ Equity (Deficit):
Accounts and drafts payable	$—	$27	$—	$—	$27
Accrued liabilities (1)	2	397	(66)	—	333
Settlement costs	—	1,060	—	—	1,060
Income taxes	—	—	6	—	6

Total current liabilities	2	1,484	(60)	—	1,426

Long-term debt	—	1,769	—	—	1,769
Postretirement pension, medical and life insurance benefits	—	284	—	—	284
Other liabilities	—	30	12	—	42

Total liabilities	2	3,567	(48)	—	3,521

Shareholders’ Equity (Deficit):
Common stock	2	—	—	—	2
Additional paid-in capital	242	283	214	(497)	242
Retained earnings	1,666	(561)	558	3	1,666
Accumulated other comprehensive loss	(109)	(109)	—	109	(109)
Treasury stock	(2,026)	—	—	—	(2,026)

Total shareholders’ equity (deficit)	(225)	(387)	772	(385)	(225)

Total liabilities and shareholders’ equity (deficit)	$(223)	$3,180	$724	$(385)	$3,296

(1)	Includes intercompany royalties between Issuer and other subsidiaries of a corresponding amount.

Condensed Consolidating Statements of Income

For the Three Months Ended September 30, 2011

(In millions)

(Unaudited)

	Parent	Issuer	All Other Subsidiaries	Total Consolidating Adjustments	Consolidated
Net sales (including excise taxes of $509)	$—	$1,622	$—	$—	$1,622
Cost of sales	—	1,059	—	—	1,059

Gross profit	—	563	—	—	563
Selling, general and administrative (1)	—	368	(260)	—	108

Operating income	—	195	260	—	455
Investment income	—	—	—	—	—
Interest expense	—	(34)	—	—	(34)

Income before taxes	—	161	260	—	421
Income taxes	—	62	92	—	154
Equity in earnings of subsidiaries	267	168	—	(435)	—

Net income	$267	$267	$168	$(435)	$267

(1)	Includes intercompany royalties between Issuer and other subsidiaries of a corresponding amount.

Condensed Consolidating Statements of Income

For the Nine Months Ended September 30, 2011

(In millions)

(Unaudited)

	Parent	Issuer	All Other Subsidiaries	Total Consolidating Adjustments	Consolidated
Net sales (including excise taxes of $1,521)	$—	$4,849	$—	$—	$4,849
Cost of sales	—	3,144	—	—	3,144

Gross profit	—	1,705	—	—	1,705
Selling, general and administrative (1)	—	1,113	(771)	—	342

Operating income	—	592	771	—	1,363
Investment income	—	2	—	—	2
Interest expense	—	(90)	—	—	(90)

Income before taxes	—	504	771	—	1,275
Income taxes	—	195	274	—	469
Equity in earnings of subsidiaries	806	497	—	(1,303)	—

Net income	$806	$806	$497	$(1,303)	$806

(1)	Includes intercompany royalties between Issuer and other subsidiaries of a corresponding amount.

Condensed Consolidating Statements of Income

For the Three Months Ended September 30, 2010

(In millions)

(Unaudited)

	Parent	Issuer	All Other Subsidiaries	Total Consolidating Adjustments	Consolidated
Net sales (including excise taxes of $494)	$—	$1,567	$—	$—	$1,567
Cost of sales	—	1,001	—	—	1,001

Gross profit	—	566	—	—	566
Selling, general and administrative (1)	—	345	(244)	—	101

Operating income	—	221	244	—	465
Investment income	—	1	—	—	1
Interest expense	—	(28)	(1)	—	(29)

Income before taxes	—	194	243	—	437
Income taxes	—	73	90	—	163
Equity in earnings of subsidiaries	274	153	—	(427)	—

Net income	$274	$274	$153	$(427)	$274

(1)	Includes intercompany royalties between Issuer and other subsidiaries of a corresponding amount.

Condensed Consolidating Statements of Income

For the Nine Months Ended September 30, 2010

(In millions)

(Unaudited)

	Parent	Issuer	All Other Subsidiaries	Total Consolidating Adjustments	Consolidated
Net sales (including excise taxes of $1,413)	$—	$4,446	$—	$—	$4,446
Cost of sales	—	2,861	—	—	2,861

Gross profit	—	1,585	—	—	1,585
Selling, general and administrative (1)	—	992	(699)	—	293

Operating income	—	593	699	—	1,292
Investment income	—	2	1	—	3
Interest expense	—	(63)	(3)	—	(66)

Income before taxes	—	532	697	—	1,229
Income taxes	—	200	259	—	459
Equity in earnings of subsidiaries	770	438	—	(1,208)	—

Net income	$770	$770	$438	$(1,208)	$770

(1)	Includes intercompany royalties between Issuer and other subsidiaries of a corresponding amount.

Condensed Consolidating Statements of Cash Flows

For the Nine Months Ended September 30, 2011

(In millions)

(Unaudited)

	Parent	Issuer	All Other Subsidiaries	Total Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net income	$806	$806	$497	$(1,303)	$806
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity income from subsidiaries	(806)	(497)	—	1,303	—
Depreciation and amortization	—	28	—	—	28
Pension, health and life insurance contributions	—	(33)	—	—	(33)
Pension, health and life insurance benefits expense	—	22	—	—	22
Deferred income taxes	—	(8)	1	—	(7)
Share-based compensation	—	11	—	—	11
Excess tax benefits from share-based arrangements	—	(3)	—	—	(3)
Changes in operating assets and liabilities:
Accounts and other receivables	1	(10)	—	—	(9)
Inventories	—	(42)	—	—	(42)
Accounts payable and accrued liabilities	17	(14)	(20)	—	(17)
Settlement costs	—	(3)	—	—	(3)
Income taxes	—	(55)	—	—	(55)
Other current assets	—	(6)	—	—	(6)
Return on investment in subsidiaries	2,196	550	—	(2,746)	—

Net cash provided by (used in) operating activities	2,214	746	478	(2,746)	692

Cash flows from investing activities:
Additions to plant and equipment	—	(33)	—	—	(33)

Net cash used in investing activities	—	(33)	—	—	(33)

Cash flows from financing activities:
Shares repurchased	(1,221)	—	—	—	(1,221)
Proceeds from issuance of long-term debt	—	750	—	—	750
Dividends paid	(550)	(2,196)	(550)	2,746	(550)
Debt issuance costs	—	(6)	—	—	(6)
Proceeds from exercise of stock options	—	7	—	—	7
Excess tax benefits from share-based arrangements	—	3	—	—	3

Net cash used in financing activities	(1,771)	(1,442)	(550)	2,746	(1,017)

Change in cash and cash equivalents	443	(729)	(72)	—	(358)
Cash and cash equivalents, beginning of year	163	1,181	719	—	2,063

Cash and cash equivalents, end of period	$606	$452	$647	—	$1,705

Condensed Consolidating Statements of Cash Flows

For the Nine Months Ended September 30, 2010

(In millions)

(Unaudited)

	Parent	Issuer	All Other Subsidiaries	Total Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net income	$770	$770	$438	$(1,208)	$770
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity income from subsidiaries	(770)	(438)	—	1,208	—
Depreciation and amortization	—	27	—	—	27
Pension, health and life insurance contributions	—	(25)	—	—	(25)
Pension, health and life insurance benefits expense	—	24	—	—	24
Deferred income taxes	—	13	(1)	—	12
Share-based compensation	2	—	—	—	2
Changes in operating assets and liabilities:
Accounts and other receivables	—	(5)	—	—	(5)
Inventories	—	(30)	—	—	(30)
Accounts payable and accrued liabilities	(1)	49	(36)	—	12
Settlement costs	—	(26)	—	—	(26)
Income taxes	—	(108)	22	—	(86)
Other	—	3	—	—	3
Return on investment in subsidiaries	979	400	—	(1,379)	—

Net cash provided by (used in) operating activities	980	654	423	(1,379)	678

Cash flows from investing activities:
Additions to plant and equipment	—	(28)	—	—	(28)

Net cash used in investing activities	—	(28)	—	—	(28)

Cash flows from financing activities:
Issuance of long-term debt	—	1,000	—	—	1,000
Shares repurchased	(431)	—	—	—	(431)
Dividends paid	(478)	(979)	(400)	1,379	(478)
Debt issuance costs	—	(13)	—	—	(13)

Net cash provided by (used in) financing activities	(909)	8	(400)	1,379	78

Change in cash and cash equivalents	71	634	23	—	728
Cash and cash equivalents, beginning of year	130	719	535	—	1,384

Cash and cash equivalents, end of period	$201	$1,353	$558	$—	$2,112

15. Legal Proceedings

Overview

As of October 21, 2011, 9,556 product liability cases are pending against cigarette manufacturers in the United States. Lorillard Tobacco is a defendant in 8,612 of these cases. Lorillard, Inc. is a co-defendant in 692 pending cases. A total of 5,951 of these lawsuits are Engle Progeny Cases, described below. In addition to the product liability cases, Lorillard Tobacco and, in some instances, Lorillard, Inc., are defendants in Filter Cases and Tobacco-Related Antitrust Cases.

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

Type of Case	Total Number of Cases Pending against Lorillard as of October 21, 2011
Conventional Product Liability Cases	30
Engle Progeny Cases	5,951
West Virginia Individual Personal Injury Cases	38
Flight Attendant Cases	2,585
Class Action Cases	5
Reimbursement Cases	2
Filter Cases	41
Tobacco-Related Antitrust Cases	2

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

Engle Progeny Cases. Engle Progeny Cases are brought by individuals who purport to be members of the decertified Engle class. These cases are pending in a number of Florida courts. Lorillard Tobacco is a defendant in each of the Engle Progeny Cases listed in the above table and Lorillard, Inc. is a co-defendant in 685 Engle Progeny Cases. The time period for filing Engle Progeny Cases expired in January 2008 and no additional cases may be filed. Some of the Engle Progeny Cases were filed on behalf of multiple class members. Some of the courts hearing the cases filed by multiple class members have severed these suits into separate individual cases. It is possible the remaining suits filed by multiple class members may also be severed into separate individual cases.

West Virginia Individual Personal Injury Cases. In a 1999 administrative order, the West Virginia Supreme Court of Appeals transferred a group of cases brought by individuals who allege cancer or other health effects caused by smoking cigarettes, by smoking cigars, or by using smokeless tobacco products, to a single West Virginia court (the “West Virginia Individual Personal Injury Cases”). The plaintiffs’ claims alleging injury from smoking cigarettes have been consolidated for trial. The plaintiffs’ claims alleging injury from the use of other tobacco products have been severed from the consolidated cigarette claims and have not been consolidated for trial. Lorillard Tobacco is a defendant in each of the West Virginia Personal Injury Cases listed in the above table. Lorillard, Inc. is not a defendant in any of the West Virginia Individual Personal Injury Cases. The time for filing a case that could be consolidated for trial with the West Virginia Personal Injury Cases expired in 2000. As of October 21, 2011, the first phase of an anticipated multi-phase trial was underway.

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

Class Action Cases. Class Action Cases are purported to be brought on behalf of large numbers of individuals for damages allegedly caused by smoking. Lorillard Tobacco is a defendant in each of the Class Action Cases listed in the above table, and Lorillard, Inc. is a co-defendant in two of the Class Action Cases. Neither Lorillard Tobacco nor Lorillard, Inc. is a defendant in additional Class Action Cases that are pending against other cigarette manufacturers, including approximately 25 “lights” Class Action Cases and two Class Action Cases that are based primarily on medical monitoring.

Reimbursement Cases. Reimbursement Cases are brought by or on behalf of entities seeking equitable relief and reimbursement of expenses incurred in providing health care to individuals who allegedly were injured by smoking. Plaintiffs in these cases have included the U.S. federal government, U.S. state and local governments, foreign governmental entities, hospitals or hospital districts, American Indian tribes, labor unions, private companies and private citizens. One Reimbursement Case is pending against Lorillard Tobacco in the United States and one Reimbursement Case is pending in Israel. Plaintiffs in the Reimbursement Case in Israel have attempted to assert claims against Lorillard, Inc. In April 2011, a jury returned a verdict for the defendants, including Lorillard Tobacco, in the case of City of St. Louis [Missouri] v. American Tobacco Co., Inc., et al. (Circuit Court, City of St. Louis, Missouri). Plaintiffs did not pursue an appeal and City of St. Louis was concluded.

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

Filter Cases. Filter Cases are brought by individuals, including former employees of Lorillard Tobacco, who seek damages resulting from their alleged exposure to asbestos fibers that were incorporated into filter material used in one brand of cigarettes manufactured by Lorillard Tobacco for a limited period of time ending more than 50 years ago. Lorillard Tobacco is a defendant in 40 of the 41 Filter Cases listed in the above table. Lorillard, Inc. is a co-defendant in two of the 40 Filter Cases that are pending against Lorillard Tobacco. Lorillard, Inc. is also a defendant in one additional Filter Case in which Lorillard Tobacco is not a defendant.

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

Tobacco-Related Product Liability Litigation

Conventional Product Liability Cases

Since January 1, 2009, verdicts have been returned in nine Conventional Product Liability Cases against cigarette manufacturers. Lorillard Tobacco was the only defendant in one of these nine trials, Evans v. Lorillard Tobacco Company (Superior Court, Suffolk County, Massachusetts). In December 2010, the jury in Evans awarded $50 million in compensatory damages to the estate of a deceased smoker, $21 million in damages to the deceased smoker’s son, and $81 million in punitive damages. In September 2011, the court granted in part Lorillard Tobacco’s motion to reduce or eliminate the jury’s damages awards and reduced the verdicts to the deceased smoker to $25 million and to the deceased smoker’s son to $10 million. The court did not reduce the punitive damages verdict, and it denied the other motions Lorillard Tobacco filed following trial that contested the jury’s verdict. In September 2011, the court also issued an order that addressed the single claim that was not submitted to the jury. While the court made certain findings that were favorable to the plaintiffs, it did not award additional damages to the plaintiffs on this final claim. The court has denied the various motions filed by Lorillard Tobacco following the entry of the order on the claim that was not submitted to the jury. During September 2011, the court entered a judgment that reflected the jury’s damages awards and the court’s reductions following trial. The judgment awarded plaintiffs interest on each of the three damages awards at the rate of 12% per year from the date the case was filed in 2004. Interest on the three awards will continue to accrue until either the judgment is paid or is vacated on appeal. The judgment permits plaintiff’s counsel to request an award of attorneys’ fees and costs. As of October 21, 2011, the court had not ruled on plaintiff’s counsel’s application for approximately $4.2 million in fees and approximately $375,000 in costs. Lorillard Tobacco has noticed an appeal from the judgment to the Massachusetts Appeals Court. Plaintiff has asked the court to enter a preliminary injunction that directs Lorillard Tobacco to set aside $272 million in cash or cash equivalents to secure the amounts awarded by the jury and the interest obligations plaintiff expects the court to order in a final judgment. As of October 21, 2011, the court had not ruled on plaintiff’s motion for preliminary injunction.

Neither Lorillard Tobacco nor Lorillard, Inc. was a defendant in the eight other trials since January 1, 2009. Juries found in favor of the plaintiffs in five of these trials. Two of the five trials resulted in an award of compensatory damages to the plaintiff. Two of the five were re-trials that were ordered by appellate courts in which the juries were permitted to consider only the amounts of punitive damages to award. These two trials resulted in verdicts that awarded the plaintiffs $1.5 million in punitive damages in one of the cases and $13.8 million in punitive damages in the second. In the fifth trial, plaintiff was awarded compensatory damages and $4.0 million in punitive damages. The defendants have contested each of these five verdicts. In one of the cases in which plaintiffs’ award was limited to compensatory damages, the defendant has exhausted its appeals and has paid the verdict. In the second case in which the award plaintiff received was limited to compensatory damages, the court denied the defendant’s motions but the deadline for the defendant to notice an appeal had not expired as of October 21, 2011. Appeals are pending in three other cases in which plaintiffs were awarded damages. Juries found in favor of the defendants in the three remaining trials. Two of these three trials are concluded because the plaintiffs did not pursue appeals. Plaintiff has appealed the third case.

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

As of October 21, 2011, trial was underway in one Conventional Product Liability Case. Neither Lorillard Tobacco nor Lorillard, Inc. is a defendant in this case. No additional Conventional Product Liability Cases are scheduled for trial in 2011. Some cases are scheduled for trial in 2012. As of October 21, 2011, Lorillard Tobacco is not a defendant in any of the Conventional Product Liability Cases that are scheduled for trial in 2012. Trial dates are subject to change.

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

Various Engle Progeny Cases have been dismissed. In 2010 and through October 21, 2011, the United States District Court for the Middle District of Florida entered orders that dismissed approximately 1,200 cases for various reasons. In some instances, the plaintiffs whose cases were dismissed also were pursuing cases pending in other courts. In other instances, the attorneys who represented the plaintiffs asked the court to enter dismissal orders because they were no longer able to contact their clients. In addition, other courts, including state courts, entered orders dismissing additional cases. The United States District Court for the Middle District of Florida also entered other orders during 2011 that addressed approximately 500 cases filed by family members of alleged former class members. These 500 cases were among the 4,400 cases that were severed into separate lawsuits in 2009. In the 2011 orders, the court combined each one of these approximately 500 cases with the cases filed by the smoker from which the family members’ claims purportedly derived.

Various courts have issued rulings that address whether plaintiffs in the Engle Progeny Cases are entitled to rely on a number of the jury’s findings in favor of the plaintiffs in the first phase of the Engle trial. In December 2010, an intermediate state appellate court ruled that the trial court correctly construed the Florida Supreme Court’s 2006 decision and that it properly instructed the jury on the preclusive effect of certain of the Engle jury’s findings in an appeal from a verdict in which the plaintiff was awarded damages. The same intermediate appellate court issued orders in 2011 that affirmed three other verdicts in which the plaintiffs were awarded damages. In July 2011, the Florida Supreme Court declined to review these four cases, including the appellate decision concerning the preclusive effect of the Engle jury’s findings. The deadline for the defendants to petition the U.S. Supreme Court in these four cases does not expire until December 2011. During September 2011, a second intermediate state appellate court affirmed a fifth case in which the plaintiff was awarded damages, but it had a different interpretation of the effect of the 2006 decision on plaintiffs’ claims. The intermediate appellate court denied an application by the defendant in the fifth case to certify a question concerning this different interpretation to the Florida Supreme Court.

Various courts, including appellate courts, have issued rulings that have addressed the conduct of the cases prior to trial. One intermediate state appellate court ruled in 2011 that plaintiffs are permitted to assert a claim against a cigarette manufacturer even if the smoker did not smoke a brand sold by that manufacturer. This ruling may limit the ability of the defendants, including Lorillard Tobacco and Lorillard, Inc., from being dismissed from cases in which smokers did not use a cigarette manufactured by Lorillard Tobacco. Defendants have asked the appellate court to reconsider this ruling.

Lorillard Tobacco and Lorillard, Inc. are defendants in Engle Progeny Cases that have been placed on courts’ 2011 and 2012 trial calendars or in which specific trial dates have been set. Trial schedules are subject to change and it is not possible to predict how many of the cases pending against Lorillard Tobacco or Lorillard, Inc. will be tried during 2011 or 2012. It also is not possible to predict whether some courts will implement procedures that consolidate multiple Engle Progeny Cases for trial.

As of October 21, 2011, trial was not underway in any of the Engle Progeny Cases.

As of October 21, 2011, verdicts had been returned in six Engle Progeny Cases in which Lorillard Tobacco was a defendant. Lorillard, Inc. was not a defendant in any of these six cases. Juries awarded compensatory damages to the plaintiffs in four of these cases. In one of the four cases in which juries awarded compensatory damages, plaintiffs were awarded punitive damages from Lorillard Tobacco. In a fifth case, the court entered an order following trial that awarded plaintiff compensatory damages. The six cases are listed below in the order in which the verdicts were returned:

•

In Rohr v. R.J. Reynolds Tobacco Company, et al. (Circuit Court, Broward County, Florida), a jury returned a verdict in favor of the defendants, including Lorillard Tobacco. Plaintiff in Rohr did not pursue an appeal and the case is concluded.

•

In Mrozek v. Lorillard Tobacco Company (Circuit Court, Fourth Judicial Circuit, Duval County, Florida), the jury awarded plaintiffs a total of $6 million in compensatory damages and $11.3 million in punitive damages. The jury apportioned 35% of the fault for the smoker’s injuries to the smoker and 65% to Lorillard Tobacco. The final judgment entered by the trial court reflected the jury’s verdict and awarded plaintiff $3,900,588 in compensatory damages and $11,300,000 in punitive damages plus 6% annual interest. Lorillard Tobacco has noticed an appeal to the Florida First District Court of Appeal. As of October 21, 2011, the trial court had not ruled on plaintiff’s motion for costs and attorneys’ fees.

•

In Tullo v. R.J. Reynolds, et al. (Circuit Court, Palm Beach County, Florida), the jury awarded plaintiff a total of $4.5 million in compensatory damages. The jury assessed 45% of the fault to the smoker, 5% to Lorillard Tobacco and 50% to other defendants. The jury did not award punitive damages to the plaintiff. The court entered a final judgment that awarded plaintiff $225,000 in compensatory damages from Lorillard Tobacco plus 6% annual interest. Defendants noticed an appeal from the final judgment to the Florida Fourth District Court of Appeal. The trial court has granted plaintiff’s application for costs but it has not awarded an amount. As of October 21, 2011, the trial court had not ruled on plaintiff’s motion for costs.

•

In Sulcer v. Lorillard Tobacco Company, et al. (Circuit Court, Escambia County, Florida), the jury awarded $225,000 in compensatory damages to the plaintiff and it assessed 95% of the fault for the smoker’s injuries to the smoker with 5% allocated to Lorillard Tobacco. The jury returned a verdict for Lorillard Tobacco as to whether plaintiff is entitled to punitive damages. The court entered a final judgment that incorporated the jury’s determination of the parties’ fault and awarded plaintiff $11,250 in compensatory damages. Lorillard Tobacco paid approximately $246,000 to resolve the verdict, costs and fees, as well as all post-trial motions and any potential appeal by the plaintiff. Following this payment, Sulcer was concluded.

•

In Jewett v. R.J. Reynolds Tobacco Co., et al. (Circuit Court, Duval County, Florida), the jury awarded the estate of the decedent $692,981 in compensatory damages and awarded the plaintiff $400,000 for loss of companionship. The jury assessed 70% of the responsibility for the decedent’s injuries to the decedent, 20% to R.J. Reynolds and 10% to Lorillard Tobacco. The jury returned a verdict for the defendants regarding whether punitive damages were warranted. The final judgment entered by the trial court reflected the jury’s verdict and awarded plaintiff a total of $109,298 from Lorillard Tobacco plus 6% annual interest. Defendants have noticed an appeal from the final judgment to the Florida First District Court of Appeal. As of October 21, 2011, the trial court had not ruled on plaintiff’s motion for costs and attorneys’ fees.

•

In Weingart v. R.J. Reynolds Tobacco Company, et al. (Circuit Court, Palm Beach County, Florida), the jury determined that the decedent did not sustain any compensatory damages from the defendants, including Lorillard Tobacco, and it returned a verdict for the defendants that punitive damages were not warranted. The jury assessed 91% of the fault for the decedent’s injuries to the decedent, 3% to Lorillard Tobacco and 3% to each of the other two defendants. Following trial, the court granted in part a motion filed by the plaintiff to award damages and it tentatively awarded plaintiff $150,000 in compensatory damages. If plaintiff declines the award, the court could order a new trial to assess damages. Defendants have noticed an appeal to the Florida Fourth District Court of Appeal from the order that awarded compensatory damages to the plaintiff. As of October 21, 2011, a final judgment had not been entered.

As of October 21, 2011, verdicts have been returned in 47 Engle Progeny Cases since the Florida Supreme Court issued its 2006 ruling that permitted members of the Engle class to bring individual lawsuits in which neither Lorillard Tobacco nor Lorillard, Inc. was a defendant at trial. Juries awarded compensatory damages and punitive damages in 18 of the trials. The 18 punitive damages awards have totaled approximately $600 million and have ranged from $50,000 to $244 million. In 12 of the trials, juries’ awards were limited to compensatory damages. In the 17 remaining trials, juries found in favor of the defendants.

With the exception of the Sulcer case discussed above, defendants had filed, or were expected to file, challenges to each of the verdicts in which plaintiffs were awarded damages as of October 21, 2011. These challenges were pending before various courts and were in various stages as of October 21, 2011. In some of the trials decided in defendants’ favor, plaintiffs have filed motions challenging the verdicts. As of October 21, 2011, none of these motions had resulted in rulings in favor of the plaintiffs.

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

In June 2009, Florida amended the security requirements for a stay of execution of any judgment during the pendency of appeal in Engle Progeny Cases. The amended statute provides for the amount of security for individual Engle Progeny Cases to vary within prescribed limits based on the number of adverse judgments that are pending on appeal at a given time. The required security decreases as the number of appeals increases to ensure that the total security posted or deposited does not exceed $200 million in the aggregate. This amended statute applies to all judgments entered on or after June 16, 2009. The amended statute was scheduled to expire on December 31, 2012, but the expiration date was rescinded by an amendment that was enacted in 2011. The plaintiffs in some of the cases have challenged the constitutionality of the amended statute. As of October 21, 2011, none of these motions had been granted and courts either denied these challenges or rulings have not been issued.

West Virginia Individual Personal Injury Cases

The West Virginia Individual Personal Injury Cases (the “IPIC Cases”) are brought by individuals who allege cancer or other health effects caused by smoking cigarettes, by smoking cigars, or by using smokeless tobacco products in a single West Virginia court. Approximately 615 IPIC Cases are pending. Most of the pending cases have been consolidated for trial. The order that consolidated the cases for trial, among other things, also limited the consolidation to those cases that were filed by September 2000. No additional IPIC Cases may be consolidated for trial with this group. The court has entered a trial plan for the IPIC Cases that calls for a multi-phase trial. The first phase of that trial was underway as of October 21, 2011.

In September 2000, there were approximately 1,250 IPIC Cases, and Lorillard Tobacco was named in all but a few of them. Plaintiffs in most of the cases alleged injuries from smoking cigarettes, and the claims alleging injury from smoking cigarettes have been consolidated for a multi-phase trial. Approximately 630 IPIC Cases have been dismissed in their entirety. Lorillard Tobacco has been dismissed from approximately 580 additional IPIC Cases because those plaintiffs did not submit evidence that they used a Lorillard Tobacco product. These additional IPIC Cases remain pending against other cigarette manufacturers and some or all of the dismissals of Lorillard Tobacco could be contested in subsequent appeals. As of October 21, 2011, Lorillard Tobacco is a defendant in 31 of the pending IPIC Cases. Lorillard, Inc. was not a defendant in any of the IPIC Cases.

The court has severed from the IPIC Cases those claims alleging injury from the use of tobacco products other than cigarettes, including smokeless tobacco and cigars (the “Severed IPIC Claims”). The Severed IPIC Claims involve 30 plaintiffs. Twenty-eight of these plaintiffs have asserted both claims alleging that their injuries were caused by smoking cigarettes as well as claims alleging that their injuries were caused by using other tobacco products. The former claims will be considered during the consolidated trial of the IPIC Cases, while the latter claims are among the Severed IPIC Claims. Lorillard Tobacco is a defendant in seven of the Severed IPIC Claims. Lorillard, Inc. is not a defendant in any of the Severed IPIC Claims. Two plaintiffs have asserted only claims alleging that injuries were caused by using tobacco products other than cigarettes, and no part of their cases will be considered in the consolidated trial of the IPIC Cases (the “Severed IPIC Cases”). Neither Lorillard Tobacco nor Lorillard, Inc. is a defendant in either of the Severed IPIC Cases.

As of October 21, 2011, the Severed IPIC Claims and the Severed IPIC Cases were not subject to a trial plan. None of the Severed IPIC Claims or the Severed IPIC Cases were scheduled for trial as of October 21, 2011. Trial dates are subject to change.

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

As of October 21, 2011, none of the Flight Attendant Cases were scheduled for trial. Trial dates are subject to change.

In 2010, some of the attorneys who represent the plaintiffs in the Flight Attendant Cases filed a motion for sanctions against the defendants, including Lorillard Tobacco, in which plaintiffs alleged that the defendants engaged in certain conduct. In the motion for sanctions, as amended, plaintiffs contended that Philip Morris USA, R.J. Reynolds Tobacco Company and Brown & Williamson Tobacco Corporation tortuously interfered with negotiations the plaintiffs in the Flight Attendant Cases initiated with Lorillard Tobacco and caused Lorillard Tobacco to reject plaintiffs’ offers of judgment. Plaintiffs in all of the Flight Attendant Cases submitted offers of judgment to Lorillard Tobacco during 2000 that proposed to resolve plaintiffs’ claims against Lorillard Tobacco in each of the pending Flight Attendant Cases in which plaintiffs allege lung cancer for $15,000 and to resolve all remaining Flight Attendant Cases for $2,650 each. Plaintiffs contended in the motion for sanctions that Lorillard Tobacco’s subsequent rejection of the offers of judgment was prompted by an agreement it reached with Philip Morris USA, R.J. Reynolds Tobacco Company and Brown & Williamson Tobacco Corporation to partially indemnify Lorillard Tobacco should it be required to satisfy any judgment for attorneys’ fees returned against it in the Flight Attendant Cases. Plaintiffs contended this agreement constituted misconduct and that it violated the Broin settlement agreement. Plaintiffs sought $30 million in sanctions, plus interest of 9% from the date of the anticipated acceptance of the offers of judgment, on behalf of all of the plaintiffs in the Flight Attendant Cases. In June 2011, the Circuit Court of Miami-Dade County, Florida, denied the motion for sanctions, and plaintiffs noticed an appeal to the Florida Third District Court of Appeal. As of October 21, 2011, the Court of Appeal had not ruled on plaintiffs’ appeal.

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

The Scott Case. In one of the class actions pending against Lorillard Tobacco, Scott v. The American Tobacco Company, et al. (District Court, Orleans Parish, Louisiana, filed May 24, 1996), defendants exhausted their appeals and paid the final judgment. In August 2011, Lorillard Tobacco paid approximately $69.7 million, or one-fourth of the award, to satisfy its portion of the final judgment and the interest that accrued while appeals were pending.

In 1997, Scott was certified a class action on behalf of certain cigarette smokers resident in the State of Louisiana who desire to participate in medical monitoring or smoking cessation programs and who began smoking prior to September 1, 1988, or who began smoking prior to May 24, 1996 and allege that defendants undermined compliance with the warnings on cigarette packages.

Trial in Scott was heard in two phases. At the conclusion of the first phase in July 2003, the jury rejected medical monitoring, the primary relief requested by plaintiffs, and returned sufficient findings in favor of the class to proceed to a Phase II trial on plaintiffs’ request for a statewide smoking cessation program. Phase II of the trial, which concluded in May 2004, resulted in an award of $591 million to fund cessation programs for Louisiana smokers. In two separate rulings, the Louisiana Court of Appeal reduced the award to the class, first to approximately $262 million and then to approximately $242 million. The Court of Appeal also modified defendants’ interest obligations. Both the Louisiana Supreme Court and the U.S. Supreme Court declined to review the case. In August 2011, following the exhaustion of all appeals, the defendants paid a total of approximately $280 million to satisfy the final judgment and the interest that was due. Plaintiffs may seek an award of costs and attorneys’ fees. As of October 21, 2011, plaintiffs had not petitioned the court for costs or attorneys’ fees.

In the fourth quarter of 2007, Lorillard, Inc. recorded a pretax provision of approximately $66 million for this matter which was included in selling, general and administrative expenses on the consolidated statements of income and was reclassified from other liabilities to accrued liabilities in the second quarter of 2010 on the consolidated balance sheets.

Other Class Action Cases. In one Class Action Case pending against Lorillard Tobacco, Brown v. The American Tobacco Company, Inc., et al. (Superior Court, San Diego County, California, filed June 10, 1997), the California Supreme Court in 2009 vacated an order that had previously decertified a class and returned Brown to the trial court for further activity. The class in Brown is composed of residents of California who smoked at least one of defendants’ cigarettes between June 10, 1993 and April 23, 2001 and who were exposed to defendants’ marketing and advertising activities in California. The trial court has permitted plaintiffs to assert claims based on the alleged misrepresentation, concealment and fraudulent marketing of “light” or “ultra-light” cigarettes. Trial is set for September 14, 2012. Lorillard, Inc. is not a defendant in Brown.

In another Class Action Case pending against Lorillard Tobacco, Cleary v. Philip Morris Incorporated, et al. (U.S. District Court, Northern District, Illinois, filed June 3, 1998), a court allowed plaintiffs to amend their complaint in an existing class action to assert claims on behalf of a subclass of individuals who purchased “light” cigarettes from the defendants, but it subsequently dismissed the “light” cigarettes claims asserted against Lorillard Tobacco. In June 2010, the court dismissed plaintiffs’ remaining claims, and it entered final judgment in defendants’ favor. In August 2011, the U.S. Court of Appeals for the Seventh Circuit affirmed the final judgment entered in defendants’ favor. As of October 21, 2011, the U.S Court of Appeals for the Seventh Circuit had not ruled on plaintiffs’ motion for reconsideration of the order affirming the dismissal of the case. Lorillard, Inc. is not a defendant in Cleary.

“Lights” Class Action Cases. Neither Lorillard Tobacco nor Lorillard, Inc. is a defendant in another approximately 25 Class Action Cases in which plaintiffs’ claims are based on the allegedly fraudulent marketing of “light” or “ultra-light” cigarettes. Classes have been certified in some of these cases. In one of these cases, Craft v. Philip Morris USA (Circuit Court, City of St. Louis, Missouri, filed February 29, 2000), jury deliberations were underway but a verdict had not been issued as of October 21, 2011. In another of the “lights” Class Action Cases, Good v. Altria Group, Inc., et al., the U.S. Supreme Court ruled in December 2008 that neither the Federal Cigarette Labeling and Advertising Act nor the Federal Trade Commission’s regulation of cigarettes’ tar and nicotine disclosures preempts (or bars) some of plaintiffs’ claims. In 2009, the Judicial Panel on Multidistrict Litigation

consolidated various federal court “lights” Class Action Cases pending against Philip Morris USA or Altria Group and transferred those cases to the U.S. District Court of Maine (the “MDL cases”). The court denied plaintiffs’ motion for class certification filed in four of the MDL Cases, and a federal appellate court declined to review the class certification order. Following the appellate court’s ruling, plaintiffs dismissed thirteen of the MDL Cases, including Good v. Altria Group, Inc., et al. Plaintiffs in the four MDL Cases that remain pending have asked the court to transfer their claims to the courts in which each originated. As of October 21, 2011, the court had not ruled on whether it would grant the motions to transfer the four pending MDL cases.

Reimbursement Cases

Lorillard Tobacco is a defendant in the U.S. Government Case, described below, pending in the U.S. and it has been named as a party to a case in Israel. Plaintiffs in the case in Israel, known as Clalit, have attempted to assert claims against Lorillard, Inc.

In April 2011, a jury returned a verdict for the defendants, including Lorillard Tobacco, in the case of City of St. Louis [Missouri] v. American Tobacco Co., Inc., et al. (Circuit Court, City of St. Louis, Missouri, filed November 25, 1998). Plaintiffs were suing on behalf of 37 Missouri hospitals. Plaintiffs did not pursue an appeal, and City of St. Louis was concluded.

In 2011, the Israel Supreme Court issued a ruling in Clalit that plaintiffs lacked the rights to sue certain of the defendants. As of October 21, 2011, the Israel Supreme Court had not decided plaintiffs’ motion for reconsideration of the 2011 decision. Neither Lorillard Tobacco nor Loews are parties to this particular appeal. Both Lorillard Tobacco and Loews, however, have been parties to appeals filed by plaintiffs in the Israel Supreme Court from separate orders that did not permit plaintiffs to assert claims against either company. It is possible an adverse ruling by the Israel Supreme Court in the appeal involving the other defendants could have an effect on the appeals filed against Lorillard Tobacco and Loews. As of October 21, 2011, the Israel Supreme Court had not concluded its consideration of the appeals that are pending in Clalit.

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

The final judgment and remedial order has not yet been fully implemented. Following trial, the final judgment and remedial order was stayed because the defendants, the government and several intervenors noticed appeals to the Circuit Court of Appeals for the District of Columbia. In May 2009, a three judge panel upheld substantially all of the District Court’s final judgment and remedial order. In September 2009, the Court of Appeals denied defendants’ rehearing petitions as well as their motion to vacate those statements in the appellate ruling that address defendants’ marketing of “low tar” or “lights” cigarettes, to vacate those parts of the trial court’s judgment on that issue, and to remand the case with instructions to deny as moot the government’s allegations and requested relief regarding “lights” cigarettes. The Court of Appeals stayed its order that formally relinquished jurisdiction of defendants’ appeal pending the disposition of the petitions for writ of certiorari to the U.S. Supreme Court that were noticed by the defendants, the government and the intervenors. In June 2010, the U.S. Supreme Court denied all of the petitions for writ of certiorari. The case has been returned to the trial court for implementation of the Court of Appeals’ directions in its 2009 ruling and for entry of an amended final judgment. As of October 21, 2011, the parties were submitting briefs regarding the issues that were remanded, and the court had not entered an amended final judgment. Following remand, the defendants filed a motion asserting that the 2009 Family Smoking Prevention and Tobacco Control Act had, in whole or in part, extinguished the court’s jurisdiction. In the alternative, defendants urged the court not to order any injunctive remedy in deference to the regulatory authority recently extended to the Food and Drug Administration. The trial court denied this motion in June 2011, and defendants have noticed an appeal to the U.S. Court of Appeals for the District of Columbia Circuit. The government filed a motion following remand requesting clarification of the extent of the defendants’ obligation to make disclosures of disaggregated marketing data and the use the government can make of that data. The trial court granted that motion in April, 2011, holding that the defendants must provide a broad range of data for the ten-year period beginning July 29, 2010, and that the Department of Justice may share that data with other governmental agencies, subject to the confidentiality requirements previously imposed by the trial court. The defendants have noticed an appeal from this order to the U.S. Court of Appeals for the District of Columbia Circuit. As of October 21, 2011, the Court of Appeals had not ruled on defendants’ appeals.

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

The State Settlement Agreements provide that the agreements are not admissions, concessions or evidence of any liability or wrongdoing on the part of any party, and were entered into by the Original Participating Manufacturers to avoid the further expense, inconvenience, burden and uncertainty of litigation. Lorillard recorded pretax charges for its obligations under the State Settlement Agreements of $341 million and $1,013 million for the three and nine months ended September 30, 2011, respectively, and $324 million and $911 million for the three and nine months ended September 30, 2010, respectively. Lorillard’s portion of ongoing adjusted settlement payments and legal fees is based on its share of domestic cigarette shipments in the year preceding that in which the payment is due. Accordingly, Lorillard records its portions of ongoing adjusted settlement payments as part of cost of manufactured products sold as the related sales occur.

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

Filter Cases

In addition to the above, claims have been brought against Lorillard Tobacco and Lorillard, Inc. by individuals who seek damages resulting from their alleged exposure to asbestos fibers that were incorporated into filter material used in one brand of cigarettes manufactured by Lorillard Tobacco for a limited period of time ending more than 50 years ago. As of October 21, 2011, Lorillard Tobacco was a defendant in 40 Filter Cases. Lorillard, Inc. was a defendant in three Filter Cases, including two that also name Lorillard Tobacco. Since January 1, 2009, Lorillard Tobacco has paid, or has reached agreement to pay, a total of approximately $22.5 million in settlements to finally resolve 74 claims. The related expense was recorded in selling, general and administrative expenses on the consolidated statements of income. Since January 1, 2009, verdicts have been returned in two Filter Cases, Cox v. Asbestos Corporation, Ltd., et al, which was tried in the Superior Court of California, Los Angeles County, and Lenney v. Armstrong International, Inc., et al., tried in the Superior Court of California, San Francisco County. The jury in the Cox case returned a verdict for Lorillard Tobacco. Plaintiffs voluntarily dismissed Lorillard Tobacco from their appeal to the California Court of Appeals and the Cox case is concluded. In the Lenney trial, the jury found in favor of the plaintiffs as to their claims for compensatory damages and damages for loss of consortium, but it determined that plaintiffs were not entitled to an award of punitive damages from Lorillard Tobacco or Hollingsworth & Vose. Pursuant to the terms of a 1952 agreement between P. Lorillard Company and H&V Specialties Co., Inc. (the manufacturer of the filter material), Lorillard Tobacco is required to indemnify Hollingsworth & Vose for legal fees, expenses, judgments, and resolutions in cases and claims alleging injury from finished products sold by P. Lorillard Company that contained the filter material. The final judgment entered by the trial court awarded plaintiffs a total of approximately $1.1 million in compensatory damages, damages for loss of consortium and costs from Lorillard Tobacco and Hollingsworth & Vose. Lorillard Tobacco and Hollingsworth & Vose have noticed an appeal to the California Court of Appeals. As of October 21, 2011, 12 Filter Cases were scheduled for trial or have been placed on courts’ trial calendars. Trial dates are subject to change.

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

In the Kansas case, the District Court of Seward County certified a class of Kansas indirect purchasers in 2002. In July 2006, the Court issued an order confirming that fact discovery was closed, with the exception of privilege issues that the Court determined, based on a Special Master’s report, justified further fact discovery. In October 2007, the Court denied all of the defendants’ privilege claims, and the Kansas Supreme Court thereafter denied a petition seeking to overturn that ruling. Discovery currently is ongoing. As of October 21, 2011, the Court had not set dates for dispositive motions and trial.

MSA-Related Antitrust Suit

In October 2008, Lorillard Tobacco was named as a defendant in an action filed in the Western District of Kentucky, Vibo Corporation, Inc. d/b/a/ General Tobacco v. Conway, et al. The suit alleges that the named defendants, which include 52 state and territorial attorneys general and 19 tobacco manufacturers, violated the federal Sherman Antitrust Act of 1890 (the “Sherman Act”) by entering into and participating in the MSA. The plaintiff alleges that MSA participants, such as itself, that were not in existence when the MSA was executed in 1998 but subsequently became participants, are unlawfully required to pay significantly more sums to the states than companies that joined the MSA within 90 days after its execution. In addition to the Sherman Act claim, plaintiff has raised a number of constitutional claims against the states. Plaintiff seeks a declaratory judgment in its favor on all claims, an injunction against the continued enforcement of the MSA, treble damages against the tobacco manufacturer defendants, including Lorillard Tobacco, and damages and injunctive relief against the states, including contract recession and restitution. In December 2008, the court dismissed the complaint against all defendants, including Lorillard Tobacco. The court entered its final judgment dismissing the suit in January 2010. Thereafter, the plaintiff appealed to the federal Court of Appeals for the Sixth Circuit. The appeal was fully briefed and argued on October 6, 2011. As of October 21, 2011, the Court of Appeals for the Sixth Circuit had not ruled on plaintiff’s appeal.

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

Lorillard records provisions in the consolidated financial statements for pending litigation when it determines that an unfavorable outcome is probable and the amount of loss can be reasonably estimated. Except for the impact of the State Settlement Agreements as described above, while it is reasonably possible that an unfavorable outcome of pending litigation may occur, (i) management has concluded that it is not probable that a loss has been incurred in any material pending litigation against Lorillard, (ii) management is unable to estimate the possible loss or range of loss that could result from an unfavorable outcome in any material pending litigation due to the uncertainties described above, and (iii) accordingly, management has not provided any amounts in the consolidated financial statements for unfavorable potential outcomes of material pending litigation. It is possible that Lorillard’s results of operations or cash flows in a particular quarterly or annual period or its financial position could be materially adversely affected by an unfavorable outcome or settlement of certain pending or future litigation or an inability to secure bonds where required to stay the execution of judgments on appeal.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our historical consolidated financial statements and the notes related to those financial statements included in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 (the “Form 10-Q”). In addition to historical information, the following discussion contains forward-looking statements based on current expectations that involve risks and uncertainties. Investors are cautioned not to place undue reliance on these forward-looking statements. Statements preceded by, followed by or that otherwise include the words “believe,” “expect,” “anticipate,” “intend,” “project,” “estimate,” “plan,” “may increase,” “may fluctuate” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” “may” and “could” are generally forward-looking in nature and are not historical facts. Actual results and the timing of certain events may differ significantly from those projected in such forward-looking statements due to a number of factors, including those risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2010 (the “Form 10-K”) and those risk factors set forth in “Business Environment” below, in Part II, “Item 1A. Risk Factors” and elsewhere in this Form 10-Q. Except for our ongoing obligations to disclose material information under the federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events unless required by law. For any forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States (“GAAP”).

The terms “Lorillard,” “we,” “our” and “us” refer to Lorillard, Inc., a Delaware corporation, and its subsidiaries. The terms “Lorillard, Inc.” and the “Company” refer solely to the parent company and “Lorillard Tobacco” refers solely to Lorillard Tobacco Company, the principal subsidiary of Lorillard, Inc.

Overview

Lorillard, Inc. (NYSE: LO), through its Lorillard Tobacco Company subsidiary, is the third largest manufacturer of cigarettes in the United States. Founded in 1760, Lorillard is the oldest continuously operating tobacco company in the United States. Newport, our flagship menthol flavored premium cigarette brand, is the top selling menthol and second largest selling cigarette brand overall in the United States based on gross units sold in the first nine months of 2011 and in the full year 2010. In addition to the Newport brand, our product line has four additional brand families marketed under the Kent, True, Maverick and Old Gold brand names. These five cigarette brands include 43 different product offerings which vary in price, taste, flavor, length and packaging. In the United States and certain U.S. possessions and territories, we shipped 30.7 billion cigarettes in the first nine months of 2011 and 38.1 billion cigarettes for the full year 2010. We sold our major trademarks outside of the United States in 1977. We maintain our headquarters and manufacture all of our products at our Greensboro, North Carolina facility.

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

•

The domestic cigarette market, in which we conduct our only significant business, continues to contract. As a result of price increases, restrictions on advertising, promotions and smoking in public and private facilities, increases in regulation and excise taxes, health concerns, a decline in the social acceptability of smoking, increased pressure from anti-tobacco groups and other factors, domestic cigarette shipments have decreased at a compound rate of approximately 3.7% from the twelve months ended September 30, 2001 through the twelve months ended September 30, 2011.

•

Increases in cigarette prices since 1998 have led to an increase in the volume of discount and, specifically, deep discount cigarettes. Cigarette price increases have been driven by increases in federal, state and local excise taxes and by manufacturer price increases. Price increases have led, and continue to lead, to high levels of discounting and other promotional activities for premium brands. Deep discount brands have grown from an estimated domestic shipment share in 1998 of less than 2.0% to an estimated share of 14.1% for the nine months ended September 30, 2011, and continue to be a significant competitive factor in the domestic cigarette market. We do not have sufficient empirical data to determine whether the increased price of cigarettes has deterred consumers from starting to smoke or encouraged them to quit smoking, but it is likely that increased prices may have had an adverse effect on consumption and may continue to do so.

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

On June 27, 2011, the FDA provided a progress report on its review of the science related to menthol cigarettes. In its Menthol Update, the FDA stated that “[e]xperts within the FDA Center for Tobacco Products are conducting an independent review of the science related to the impact [of menthol] in cigarettes on public health …” The FDA also stated that it will submit its draft independent review of menthol science to an external peer review panel in July 2011. Following the announced three and one-half month peer review period, the FDA will make available the results of the peer review and its preliminary scientific assessment for public comment.

–	In August 2009, we, along with RJR Tobacco, other tobacco manufacturers and a tobacco retailer, filed a lawsuit in the U.S. District Court for the Western District of Kentucky against the FDA challenging the constitutionality of certain restrictions on speech included in the FSPTCA. These restrictions on speech include, among others, bans on the use of color and graphics in certain tobacco product advertising, limits on the right to make truthful statements regarding modified risk tobacco products, a prohibition on making certain statements about the FDA’s regulation of tobacco products, restrictions on the placement of outdoor advertising, a ban on certain promotions offering gifts in consideration for the purchase of tobacco products, a ban on brand name sponsorship of events and the sale of brand name merchandise, and a ban on the distribution of product samples. The suit also challenges the law’s requirement for extensive graphic warning labels on all packaging and advertising. The complaint seeks a judgment (i) declaring that such provisions of the law violate the First and/or Fifth Amendments of the U.S. Constitution and (ii) enjoining the FDA from enforcing the unconstitutional provisions of the law. On January 4, 2010, the district court issued an order (a) striking down the provisions of the law that banned the use of color and graphics in certain tobacco product advertising and prohibited tobacco manufacturers from making certain statements about the FDA’s regulation of tobacco products and (b) upholding the remaining challenged advertising provisions. Both sides have appealed the district court’s ruling to the Sixth Circuit Court of Appeals, and the appeal has been fully briefed and argued. While we believe there is established legal precedent supporting our claims we cannot predict the outcome of any such appeal. Nor can we make any assurances that any such appeal will be successful.

–	In February 2011, we, along with RJR Tobacco, filed a lawsuit in the U.S. District Court for the District of Columbia against the FDA challenging the composition of the TPSAC because of the FDA’s appointment of certain voting members with significant financial conflicts of interest. We believe these members are financially biased because they regularly testify as expert witnesses against tobacco-product manufacturers, and because they are paid consultants for pharmaceutical companies that develop and market smoking-cessation products. The suit similarly challenges the presence of certain conflicted individuals on the Constituents Subcommittee of the TPSAC. The complaint seeks a judgment (i) declaring that, among other things, the appointment of the conflicted individuals to the TPSAC (and its Constituents Subcommittee) was arbitrary, capricious, an abuse of discretion, and otherwise not in compliance with the law because it prevented the TPSAC from preparing a report that was unbiased and untainted by conflicts of interest, and (ii) enjoining the FDA from, among other things, relying on the TPSAC’s report. The FDA has filed a motion to dismiss this action and the parties are briefing the issue.

–	In August 2011, we, along with RJR Tobacco and several other tobacco manufacturers, filed a lawsuit in the U.S. District Court for the District of Columbia against the FDA challenging the constitutionality of certain regulations requiring specific graphic warning labels on all packaging and advertising. The Complaint seeks a judgment (i) declaring that the regulations violate the First Amendment; (ii) declaring that the regulations violate various provisions of the Administrative Procedure Act; (iii) declaring that the textual and graphic warnings required under the FSPTCA shall become effective 15 months after the FDA issues regulations that are permissible under the U.S. Constitution and federal law; and (iv) preliminarily and permanently enjoining enforcement of the regulations. Plaintiffs have moved for a preliminary injunction and that motion has been fully briefed and argued. Plaintiffs have also simultaneously moved for summary judgment in their favor. The FDA has indicated that it intends to oppose that motion and cross move for summary judgment in its favor.

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

•

Substantial federal, state and local excise taxes are reflected in the retail price of cigarettes. For the nine months ended September 30, 2011, the federal excise tax was $1.0066 per pack and combined state and local excise taxes ranged from $0.17 to $5.85 per pack. For the nine months ended September 30, 2011, there were three state excise tax increases implemented, ranging from $0.20 to $0.40 per pack and one state excise tax decrease of $0.10 in New Hampshire. On June 21, 2010, New York state legislature approved a $1.60 per pack state excise tax increase that was implemented on July 1, 2010. The federal excise tax on cigarettes increased by $0.6166 per pack to $1.0066 per pack, effective April 1, 2009, to finance health insurance for children. It is likely that increases in excise and similar taxes have had an adverse impact on sales of cigarettes and that the most recent increase and future increases, the extent of which cannot be predicted, could result in further volume declines for the cigarette industry, including us, and an increased sales shift toward deep discount cigarettes rather than premium brands. In addition, we and other cigarette manufacturers and importers are required to pay an assessment under a federal law designed to fund payments to tobacco quota holders and growers and are required to pay an annual user fee to the FDA.

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

The following table presents selected Lorillard and industry shipment data for the three and nine months ended September 30, 2011 and 2010.

Selected Industry and Lorillard Shipment Data

	Three Months Ended September 30,		Nine Months Ended September 30,
(Volume in billions)	2011	2010	2011	2010
Lorillard total domestic unit volume (1), (2)	10.107	9.830	30.228	28.135
Industry total domestic unit volume (1), (2)	74.351	79.474	221.387	229.948
Lorillard’s premium volume as a percentage of its total volume (3)	84.9%	85.5%	85.8%	86.8%
Newport’s share of Lorillard’s total volume (3)	83.9%	84.2%	84.8%	85.4%
Newport’s share of Lorillard’s net sales (3)	89.2%	89.3%	89.9%	90.1%

(1)	Source: Management Science Associates, Inc. (“MSAI”), an independent third-party database management organization that collects wholesale shipment data from various cigarette manufacturers. MSAI divides the cigarette market into two price segments, the premium price segment and the discount or reduced price segment. MSAI’s information relating to unit sales volume of certain of the smaller, primarily deep discount, cigarette manufacturers is based on estimates derived by MSAI. Management believes that volume information for deep discount manufacturers may be understated.

(2)	The nine months ended September 30, 2011 contained one more shipping day than the comparable period ended September 30, 2010.

(3)	Source: Lorillard shipment reports.

The following table presents selected Lorillard and industry retail market share data for the three and nine months ended September 30, 2011 and 2010, based on Lorillard’s proprietary retail shipment data, EXCEL, which reflect shipments from wholesalers to retailers.

Selected Domestic Retail Market Share Data (1)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Lorillard’s share of the retail market	14.2%	12.9%	14.2%	12.8%
Lorillard’s share of the premium market	16.5%	15.1%	16.6%	15.1%
Lorillard’s share of the menthol market (2)	39.2%	38.3%	39.2%	38.6%

Newport’s share of the retail market	11.9%	10.8%	12.0%	10.9%
Newport’s share of the premium market	16.3%	14.8%	16.4%	14.9%
Newport’s share of the menthol market (2)	36.1%	35.8%	36.3%	36.3%
Total menthol segment market share for the industry (2)	30.5%	30.2%	30.6%	30.0%
Total discount segment market share for the industry	27.2%	27.0%	27.1%	26.8%

(1)	Source: Lorillard’s proprietary retail shipment data, EXCEL, which reflect shipments from wholesalers to retailers.

(2)	Lorillard has made certain adjustments to its propriety retail shipment data to reflect management’s judgment as to which brands are included in the menthol segment.

Results of Operations

Three and Nine Months Ended September 30, 2011 Compared to the Three and Nine Months Ended September 30, 2010

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(in millions)		(in millions)
Net sales (a)	$1,622	$1,567	$4,849	$4,446
Cost of sales (a) (b)	1,059	1,001	3,144	2,861

Gross profit	563	566	1,705	1,585
Selling, general and administrative	108	101	342	293

Operating income	455	465	1,363	1,292
Investment income	—	1	2	3
Interest expense	(34)	(29)	(90)	(66)

Income before income taxes	421	437	1,275	1,229
Income taxes	154	163	469	459

Net income	$267	$274	$806	$770

(a)	Includes excise taxes of $509, $494, $1,521 and $1,413, respectively.

(b)	Cost of sales includes:

- $341, $324, $1,013 and $911 to accrue obligations under the State Settlement Agreements, respectively.

- $30, $27, $93 and $84 to accrue obligations under the Federal Assessment for Tobacco Growers, respectively.

- $15, $7, $45 and $21 to accrue Food and Drug Administration user fees, respectively.

Three Months ended September 30, 2011 Compared to Three Months ended September 30, 2010

Net sales. Net sales increased by $55 million, or 3.5%, from $1.567 billion for the three months ended September 30, 2010 to $1.622 billion for the three months ended September 30, 2011. Net sales increased $53 million due to higher unit sales volume (including $15 million of federal excise tax), $46 million due to higher average unit prices reflecting price increases in November 2010 and July 2011, partially offset by $44 million of higher sales promotion costs accounted for as a reduction of sales driven primarily by the introduction of Newport Non-Menthol.

Total Lorillard wholesale unit volume, which includes Puerto Rico and U.S. Possessions, increased 2.8% for the three months ended September 30, 2011 compared to the corresponding period of 2010. Domestic unit volume, which excludes Puerto Rico and U.S. Possessions, also increased 2.8% for the three months ended September 30, 2011 compared to the corresponding period of 2010. Unit volume figures in this section are provided on a gross basis. Total unit volume for Newport, the Company’s flagship brand, increased 2.5% for the three months ended September 30, 2011 and domestic Newport unit volume increased 2.5% for the three months ended September 30, 2011 compared to the corresponding period of 2010. Domestic wholesale shipments for Maverick, the Company’s leading discount brand, increased 7.0% for the three months ended September 30, 2011 compared to the corresponding period in 2010. Total cigarette industry domestic wholesale shipments decreased an estimated 6.4% for the third quarter of 2011 compared to the third quarter of 2010. Changes in wholesale inventory patterns are estimated to have negatively impacted year ago comparisons by approximately 3 percentage points for the industry and approximately 4 percentage points for Lorillard. Adjusting for this effect, Lorillard domestic wholesale shipments increased approximately 7% for the third quarter of 2011.

Based on our proprietary retail shipment data (“Excel”), which measures shipments from wholesale to retail and is unaffected by changes in wholesale inventory patterns, Lorillard shipments grew over 8% versus year ago. Lorillard’s domestic retail market share posted gains in the third quarter of 2011, increasing 1.3 share points to a market share of 14.2%. Newport’s domestic retail market share reached 11.9% during the third quarter of 2011, an increase of 1.1 share points compared to the third quarter of 2010. The Company’s successful launch of Newport Non-Menthol, geographic expansion initiatives on Newport Menthol and continued retail shipment growth on Maverick accounted for the increase in volume and market share growth.

Cost of sales. Cost of sales increased by $58 million, or 5.8%, from $1.001 billion for the three months ended September 30, 2010 to $1.059 billion for the three months ended September 30, 2011. The increase in cost of sales is primarily due to higher unit sales volume ($22 million, including $15 million of federal excise tax), higher labor and materials cost ($9 million), higher expenses related to the State Settlement Agreements ($17 million), higher Food and Drug Administration fees ($8 million) and the Federal Assessment for Tobacco Growers ($2 million). We recorded pre-tax charges for our obligations under the State Settlement Agreements of $341 million and $324 million for the three months ended September 30, 2011 and 2010, respectively, an increase of $17 million. The $17 million increase is due to the impact of higher unit sales ($10 million), the inflation adjustment ($9 million), partially offset by lower other expenses ($2 million).

Selling, general and administrative Selling, general and administrative costs increased $7 million to $108 million in the three months ended September 30, 2011 compared to the three months ended September 30, 2010 primarily as a result of higher compensation costs, higher legal costs related to the Engle Progeny litigation and higher marketing and other costs related to the Company’s strategic initiatives, including market research and advertising support of Newport Non-Menthol.

Interest expense. Interest expense increased $5 million for the three months ended September 30, 2011, compared to the three months ended September 30, 2010, and reflects interest on the Senior Notes issued in the third quarter of 2011.

Income taxes. Income taxes decreased $9 million or 5.5% from $163 million for the three months ended September 30, 2010 to $154 million for the three months ended September 30, 2011. The change reflects a decrease in income before income taxes of $16 million, or 3.7%, and a decrease in the effective tax rate from 37.3% to 36.7% for the three months ended September 30, 2010 and 2011, respectively. This decrease in the effective tax rate is primarily due to an increase in the company’s manufacturers’ deduction in 2011.

Nine Months ended September 30, 2011 Compared to Nine Months ended September 30, 2010

Net sales. Net sales increased by $403 million, or 9.1%, from $4.446 billion for the nine months ended September 30, 2010 to $4.849 billion for the nine months ended September 30, 2011. Net sales increased $389 million due to higher unit sales volume (including $108 million of federal excise tax), $110 million due to higher average unit prices reflecting price increases in February, May and November 2010 and July 2011, partially offset by $96 million of higher sales promotion costs accounted for as a reduction of sales driven primarily by the introduction of Newport Non-Menthol.

Total Lorillard wholesale unit volume, which includes Puerto Rico and U.S. Possessions, increased 7.3% for the nine months ended September 30, 2011 compared to the corresponding period of 2010. Domestic unit volume, which excludes Puerto Rico and U.S. Possessions, increased 7.4% for the nine months ended September 30, 2011 compared to the corresponding period of 2010. Unit volume figures in this section are provided on a gross basis. Total unit volume for Newport, the Company’s flagship brand, increased 6.5% for the nine months ended September 30, 2011 and domestic Newport unit volume increased 6.7% for the nine months ended September 30, 2011 compared to the corresponding period of 2010. Domestic wholesale shipments for Maverick, the Company’s leading discount brand, increased 16.2% for the nine months ended September 30, 2011 compared to the corresponding period in 2010. Industry-wide domestic unit volume decreased an estimated 3.7% for the nine months ended September 30, 2011 compared to the corresponding period of 2010.

Based on our proprietary retail shipment data (“Excel”), which measures shipments from wholesale to retail and is unaffected by changes in wholesale inventory patterns, Lorillard’s domestic retail market share once again posted gains in the nine months ended September 30, 2011, increasing 1.4 share points to a market share of 14.2%. Newport’s domestic retail market share reached 12.0% during the nine months ended September 30, 2011, an increase of 1.1 share points compared to the nine months ended September 30, 2010. The Company’s successful launch of Newport Non-Menthol, geographic expansion initiatives on Newport Menthol and continued retail shipment growth on Maverick accounted for the increase in volume and market share growth.

Cost of sales. Cost of sales increased by $283 million, or 9.9%, from $2.861 billion for the nine months ended September 30, 2010 to $3.144 billion for the nine months ended September 30, 2011. The increase in cost of sales is primarily due to higher unit sales volume ($129 million, including $108 million of federal excise tax), higher labor and materials cost ($19 million), higher expenses related to the State Settlement Agreements ($102 million), higher Food and Drug Administration fees ($24 million) and the Federal Assessment for Tobacco Growers ($9 million). We recorded pre-tax charges for our obligations under the State Settlement Agreements of $1,013 million and $911 million for the nine months ended September 30, 2011 and 2010, respectively, an increase of $102 million. The $102 million increase is due to the impact of higher unit sales ($66 million), the inflation adjustment ($27 million) and higher other expenses ($9 million).

Selling, general and administrative Selling, general and administrative costs increased $49 million to $342 million in the nine months ended September 30, 2011 compared to the nine months ended September 30, 2010 primarily as a result of higher legal costs related to the Engle Progeny litigation. In addition, certain other selling, general and administrative costs increased due to higher compensation costs and higher administrative costs related to the Company’s strategic initiatives, including market research and advertising support of Newport Non-Menthol, as well as costs incurred in support of the Company’s position and industry reports to the FDA regarding the use of Menthol in cigarettes.

Interest expense. Interest expense increased $24 million for the nine months ended September 30, 2011, compared to the nine months ended September 30, 2010, and reflects interest on the Senior Notes issued in the second quarter of 2010 and the third quarter of 2011.

Income taxes. Income taxes increased $10 million or 2.2% from $459 million for the nine months ended September 30, 2010 to $469 million for the nine months ended September 30, 2011. The change reflects an increase in income before income taxes of $46 million, or 3.7%, partially offset by a decrease in the effective tax rate from 37.4% to 36.8% for the nine months ended September 30, 2010 and 2011, respectively. This decrease is primarily due to an increase in the company’s manufacturers’ deduction in 2011 and an unfavorable adjustment in the first quarter of 2010 from the impact of the repeal of future tax deductions for Medicare Part D subsidies for retiree drug benefits pursuant to the health care reform legislation enacted in that same quarter, as well as state tax law changes enacted during the second quarter of 2011 and the settlement of certain state and federal tax matters.

Liquidity and Capital Resources

Our cash and cash equivalents of $1.705 billion at September 30, 2011 were invested in prime money market funds.

Cash Flows

Cash flow from operating activities. The principal source of liquidity for our business and operating needs is internally generated funds from our operations. We generated net cash flow from operations of $692 million for the nine months ended September 30, 2011 compared to $678 million for the nine months ended September 30, 2010. The increased cash flow in 2011 primarily reflects higher net income and the timing of vendor, Federal excise tax and Federal and State income tax payments.

Cash flow from investing activities. Investing activities used cash of $33 million for the nine months ended September 30, 2011 compared to $28 million for the nine months ended September 30, 2010 for capital expenditures. The expenditures were primarily used for the modernization of manufacturing equipment. Our capital expenditures for the year ending December 31, 2011 are forecast to be between $55 million and $65 million.

Cash flow from financing activities. Our cash flow from operations has exceeded our working capital and capital expenditure requirements during the nine months ended September 30, 2011. We paid cash dividends to our shareholders of $188 million on March 11, 2011, $185 million on June 10, 2011, $177 million on September 12, 2011, $155 million on March 11, 2010, $152 million on June 11, 2010 and $171 million on September 10, 2010. During the nine months ended September 30, 2011 and 2010, we have repurchased shares totaling $1.221 billion and $431 million, respectively and we have received proceeds from the issuance of long-term debt totaling $750 million and $1 billion, respectively.

In April 2010, Lorillard Tobacco issued $1 billion of unsecured senior notes in two tranches pursuant to an Indenture, dated June 23, 2009 (the “Indenture”), and the Second Supplemental Indenture, dated April 12, 2010 (the “Second Supplemental Indenture”). The first tranche was $750 million aggregate principal amount of 6.875% Notes due May 1, 2020 (the “2020 Notes”), and the second tranche was $250 million aggregate principal amount of 8.125% Notes due May 1, 2040 (the “2040 Notes”).

In August 2011, Lorillard Tobacco issued $750 million of unsecured senior notes in two tranches pursuant to the Indenture, and the Third Supplemental Indenture, dated August 4, 2011 (the “Third Supplemental Indenture”). The first tranche was $500 million aggregate principal amount of 3.500% Notes due August 4, 2016 (the “2016 Notes”) and the second tranche was $250 million aggregate principal amount of 7.000% Notes due August 4, 2041 (the “2041 Notes”). Lorillard Tobacco is the principal, wholly owned operating subsidiary of the Company and the 2016 Notes, 2019 Notes, 2020 Notes, 2040 Notes and 2041 Notes (the “Notes”) are unconditionally guaranteed on a senior unsecured basis by the Company. The net proceeds from the issuance are used for general corporate purposes, which may include, among other things, the repurchase, redemption or retirement of securities including the Company’s common stock, acquisitions, additions to working capital and capital expenditures.

Upon the occurrence of a change of control triggering event, Lorillard Tobacco will be required to make an offer to repurchase the Notes at a price equal to 101% of the aggregate principal amount of the Notes, plus accrued interest. A “change of control triggering event” occurs when there is both a “change of control” (as defined in the Second and Third Supplemental Indentures) and the Notes cease to be rated investment grade by both Moody’s and S&P within 60 days of the occurrence of a change of control or public announcement of the intention to effect a change of control. The Notes are not entitled to any sinking fund and are not redeemable prior to maturity. The Notes contain covenants that restrict liens and sale and leaseback transactions, subject to a limited exception.

As of August 9, 2011, the Company completed its amended $1.4 billion share repurchase program. Also, in August 2011, Lorillard, Inc. announced that its Board of Directors had approved a new share repurchase program authorizing the Company to repurchase in the aggregate up to $750 million of its outstanding common stock. Purchases by the Company under this program were made from time to time at prevailing market prices in open market purchases, privately negotiated transactions, block purchase techniques or otherwise, as determined by the Company’s management. The purchases are funded from existing cash balances, including proceeds from the issuance of the Notes. These programs do not obligate the Company to acquire any particular amount of its common stock. The timing, frequency and amount of repurchase activity will depend on a variety of factors such as levels of cash generation from operations, cash requirements for investment in the Company’s business, current stock price, market conditions and other factors.

During the third quarter of 2011, we repurchased approximately 4 million shares at a cost of $438 million under the amended $1.4 billion share repurchase plan and the $750 million share repurchase program announced in August 2011. As of September 30, 2011, the maximum dollar value of shares that could yet be purchased under the $750 million share repurchase program was $553 million.

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

In April 2011, we paid $1.003 billion under the State Settlement Agreements, primarily based on 2010 volume. Included in the above number was $107 million deposited in an interest-bearing escrow account in accordance with procedures established in the MSA pending resolution of a claim by us and the other Original Participating Manufacturers that they are entitled to reduce their MSA payments based on a loss of market share to non-participating manufacturers. Most of the states that are parties to the MSA are disputing the availability of the reduction and we believe that this dispute will ultimately be resolved by judicial and arbitration proceedings. Our $107 million reduction is based upon the Original Participating Manufacturers collective loss of market share in 2008. In April of 2010, 2009, 2008, 2007 and 2006, we had previously deposited $88 million, $74 million, $72 million, $111 million and $109 million, respectively, in the same escrow account discussed above, which was based on a loss of market share in 2007, 2006, 2005, 2004 and 2003 to non-participating manufacturers. In February 2009, we directed the transfer of $72 million from this account to the non-disputed account, related to the loss of market share in 2005, pursuant to an Agreement Concerning Arbitration that we and the other Participating Manufacturers entered into with certain MSA states. This amount was then paid to the MSA states. We and the other Original Participating Manufacturers have the right to claim additional reductions of MSA payments in subsequent years under provisions of the MSA. In addition to the payments made in the nine months ending September 30, 2011, we anticipate the additional amount payable in 2011 will be approximately $200 million to $225 million, primarily based on 2011 estimated volume.

Contractual Cash Payment Obligations

The following chart presents our contractual cash payment obligations as of September 30, 2011.

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In millions)
Senior notes	$2,500	$—	$—	$500	$2,000
Interest payments related to notes	2,097	168	503	315	1,111
Contractual purchase obligations	84	77	7	—	—
Operating lease obligations	3	2	1	—	—

Total	$4,684	$247	$511	$815	$3,111

As of September 30, 2011, we do not believe that we will make any payments to various tax authorities in the next twelve months related to gross unrecognized tax benefits. We cannot make a reasonably reliable estimate of the amount of liabilities for unrecognized tax benefits that may result in cash settlements for periods beyond twelve months.

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

Off-Balance Sheet Arrangements

None.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Market Risk

We invest in financial instruments that involve market risk. Our measure of market risk exposure represents an estimate of the change in fair value of our financial instruments. Market risk exposure is presented below for each class of financial instrument we held at September 30, 2011, assuming immediate adverse market movements of the magnitude described below. We believe that the rate of adverse market movement represents a measure of exposure to loss under hypothetically assumed adverse conditions. The estimated market risk exposure represents the hypothetical loss to future earnings and does not represent the maximum possible loss nor any expected actual loss, even under adverse conditions, because actual adverse fluctuations would likely differ. In addition, since our investment portfolio is subject to change based on its portfolio management strategy as well as in response to changes in the market, these estimates are not necessarily indicative of the actual results which may occur. The market risk exposure represents the potential loss in carrying value and pretax impact to future earnings caused by the hypothetical change in price.

Exposure to market risk is managed and monitored by senior management. Senior management approves our overall investment strategy and has the responsibility to ensure that the investment positions are consistent with that strategy with an acceptable level of risk.

Interest rate risk. Our investments, which are included in cash and cash equivalents, consist of money market funds with major financial institutions. Those investments are exposed to fluctuations in interest rates. A sensitivity analysis, based on a hypothetical 1% increase or decrease in interest rates on our average 2011 investments, would cause an increase or decrease in pretax income of approximately $13 million for the nine months ended September 30, 2011.

Our debt is denominated in US Dollars and has been issued at a fixed rate. In September 2009, we entered into interest rate swap agreements for a total notional amount of $750 million to hedge changes in fair value of the Notes due to changes in the designated benchmark interest rate. Changes in the fair value of the derivative are recorded in earnings along with offsetting adjustments to the carrying amount of the hedged debt. A sensitivity analysis, based on a hypothetical 1% change in LIBOR, would cause an increase or decrease in pretax income by approximately $6 million for the nine months ended September 30, 2011.

Liquidity risk. We may be forced to cash settle all or a portion of our derivative contracts before the expiration date if our debt rating is downgraded below Ba2 by Moody’s or BB by S&P. This could have a negative impact on our cash position. Early cash settlement would result in the timing of our hedge settlement not being matched to the cash settlement of the debt. As of September 30, 2011, our debt ratings were Baa2 and BBB- with Moody’s and S&P, respectively, both of which are above the ratings at which settlement of our derivative contracts would be required. See Note 10 for additional information on derivatives.

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

Following the passage of the Family Smoking Prevention and Tobacco Control Act (the “Act”) in June 2009, the FDA established the Tobacco Products Scientific Advisory Committee (the “TPSAC”) to evaluate, among other things, “the impact of the use of menthol in cigarettes on the public health, including such use among children, African-Americans, Hispanics, and other racial and ethnic minorities.” In addition, the Act permits the FDA to impose restrictions regarding the use of menthol in cigarettes, including a ban, if those restrictions would be appropriate for the public health. The TPSAC or the Menthol Report Subcommittee held meetings on March 30-31, 2010, July 15-16, 2010, September 27, 2010, October 7, 2010, November 18, 2010, January 10-11, 2011, February 10-11, 2011, March 2, 2011, March 17-18, 2011 and July 21, 2011 to consider the issues surrounding the use of menthol in cigarettes. At the March 18, 2011 meeting, TPSAC presented its report and recommendations on menthol. The report’s findings included that menthol likely increases experimentation and regular smoking, menthol likely increases the likelihood and degree of addiction for youth smokers, non-white menthol smokers (particularly African-Americans) are less likely to quit smoking and are less responsive to certain cessation medications, and that consumers continue to believe that smoking menthol cigarettes is less harmful than smoking nonmenthol cigarettes as a result of the cigarette industry’s historical marketing. TPSAC’s overall recommendation to the FDA was that “[r]emoval of menthol cigarettes from the marketplace would benefit public health in the United States.” At the July 21, 2011 meeting, TPSAC considered revisions to its report, and the voting members unanimously approved the final report for submission to the FDA with no change in its recommendation.

On June 27, 2011, the FDA provided a progress report on its review of the science related to menthol cigarettes. In its Menthol Update, the FDA stated that “[e]xperts within the FDA Center for Tobacco Products are conducting an independent review of the science related to the impact [of menthol] in cigarettes on public health …” The FDA also stated that it will submit its draft independent review of menthol science to an external peer review panel in July 2011. Following the announced three and one-half month peer review period, the FDA will make available the results of the peer review and its preliminary scientific assessment for public comment. If the FDA determined that regulation of menthol is warranted, the FDA could promulgate regulations that, among other things, could result in a ban on or restrictions on the use of menthol in cigarettes.

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

We believe that such regulation could have a material adverse effect on our business. For example, under the Act, we must file a report with the FDA substantiating that any cigarettes introduced or modified after February 15, 2007 are “substantially equivalent” to cigarettes on the market before that date to enable the agency to determine whether the new or modified products are “substantially equivalent” to specific predicate products already being sold. For any products introduced or modified between February 15, 2007 and March 22, 2011, initial reports were required to be filed with the FDA on or before March 22, 2011. The FDA announced that a product introduced or modified before March 22, 2011 may remain on the market pending the FDA’s review, provided a “substantially equivalent” report was filed with the FDA on or before March 22, 2011. We believe, based on the limited guidance issued by the FDA to date, that we were required to file, and have filed, reports for all of our cigarettes on or before March 22, 2011 since modifications had been made to our products since 2007. While all of our cigarettes may remain on the market pending the FDA’s review, they are subject to removal should the FDA determine any are not “substantially equivalent.” In addition, products introduced on or after March 22, 2011 will require pre-market approval by the FDA which may be subject to similar or more restrictive procedures.

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

As of October 21, 2011, Lorillard Tobacco is a defendant in approximately 8,625 tobacco-related lawsuits, including approximately 692 cases in which Lorillard, Inc. is a co-defendant. These cases, which are extremely costly to defend, could result in substantial judgments against Lorillard Tobacco and/or Lorillard, Inc.

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

Plaintiffs have been awarded damages, including punitive damages, from Lorillard Tobacco in a Conventional Product Liability Case.

In December 2010, a Massachusetts jury awarded damages, including punitive damages, from Lorillard Tobacco in a Conventional Product Liability Case, Evans v. Lorillard Tobacco Company (Superior Court, Suffolk County, Massachusetts). In September 2011, the court reduced the compensatory damages awarded to the estate of a deceased smoker to $25 million and reduced the award to the deceased smoker’s son to $10 million. The court declined to reduce the jury’s award of $81 million in punitive damages. In September 2011, the court entered a judgment that reflected the jury’s damages awards and the court’s reductions following trial. The judgment awarded plaintiffs interest on each of the three damages awards at the rate of 12% per year from the date the case was filed in 2004. Interest on the three awards will continue to accrue until either the judgment is paid or is vacated on appeal. The judgment permits plaintiff’s counsel to request an award of attorneys’ fees and costs. As of October 21, 2011, the court had not ruled on plaintiff’s counsel’s application for approximately $4.2 million in fees and approximately $375,000 in costs. Lorillard Tobacco has noticed an appeal from the judgment to the Massachusetts Appeals Court. Plaintiff has asked the court to enter a preliminary injunction that directs Lorillard Tobacco to set aside $272 million in cash or cash equivalents to secure the amounts awarded by the jury and the interest obligations plaintiff expects the court to order in a final judgment. As of October 21, 2011, the court had not ruled on plaintiff’s motion for preliminary injunction. It is possible that the verdict in this case could lead to additional litigation.

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

The 2006 ruling by the Florida Supreme Court in Engle also permitted members of the Engle class to file individual claims, including claims for punitive damages. The Florida Supreme Court held that these individual plaintiffs are entitled to rely on a number of the jury’s findings in favor of the plaintiffs in the first phase of the Engle trial. These findings included that smoking cigarettes causes a number of diseases; that cigarettes are addictive or dependence-producing; and that the defendants, including Lorillard Tobacco and Lorillard, Inc., were negligent, breached express and implied warranties, placed cigarettes on the market that were defective and unreasonably dangerous, and concealed or conspired to conceal the risks of smoking. Lorillard Tobacco is a defendant in approximately 6,000 cases pending in various state and federal courts in Florida that were filed by members of the Engle class (the “Engle Progeny Cases”), including 685 cases in which Lorillard, Inc. is a co-defendant.

Lorillard Tobacco and Lorillard, Inc. are defendants in Engle Progeny Cases that have been placed on courts’ 2011 or 2012 trial calendars or in which specific trial dates have been set. Trial schedules are subject to change and it is not possible to predict how many of the Engle Progeny Cases pending against Lorillard Tobacco or Lorillard, Inc. will be tried during 2011 or 2012. It also is not possible to predict whether some courts will implement procedures that consolidate multiple Engle Progeny Cases for trial.

Trials of some of the Engle Progeny cases have resulted in verdicts that have awarded damages from cigarette manufacturers, including us.

As of October 21, 2011, plaintiffs in four Engle Progeny Cases were awarded compensatory damages from Lorillard Tobacco. In one of the four cases, plaintiffs were awarded punitive damages from Lorillard Tobacco. In a fifth case, the court awarded damages to the plaintiff from the defendants, including Lorillard Tobacco, following trial. Lorillard, Inc. was not a defendant in any of these five cases. The five cases are listed below in the order in which the verdicts were returned:

•

In Mrozek v. Lorillard Tobacco Company (Circuit Court, Fourth Judicial Circuit, Duval County, Florida), the jury awarded plaintiffs a total of $6 million in compensatory damages and $11.3 million in punitive damages. The jury apportioned 35% of the fault for the smoker’s injuries to the smoker and 65% to Lorillard Tobacco. The final judgment entered by the trial court reflected the jury’s verdict and awarded plaintiff $3,900,588 in compensatory damages and $11,300,000 in punitive damages plus 6% annual interest. Lorillard Tobacco has noticed an appeal to the Florida First District Court of Appeal. As of October 21, 2011, the trial court had not ruled on plaintiff’s motion for costs and attorneys’ fees.

•

In Tullo v. R.J. Reynolds, et al. (Circuit Court, Palm Beach County, Florida), the jury awarded plaintiff a total of $4.5 million in compensatory damages. The jury assessed 45% of the fault to the smoker, 5% to Lorillard Tobacco and 50% to other defendants. The jury did not award punitive damages to the plaintiff. The court entered a final judgment that awarded plaintiff $225,000 in compensatory damages from Lorillard Tobacco plus 6% annual interest. Defendants noticed an appeal from the final judgment to the Florida Fourth District Court of Appeal. The trial court has granted plaintiff’s application for costs but it has not awarded an amount. As of October 21, 2011, the trial court had not ruled on plaintiff’s motion for attorneys’ fees.

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

•

In Jewett v. R.J. Reynolds Tobacco Co., et al. (Circuit Court, Duval County, Florida), the jury awarded the estate of the decedent $692,981 in compensatory damages and awarded the plaintiff $400,000 for loss of companionship. The jury assessed 70% of the responsibility for the decedent’s injuries to the decedent, 20% to R.J. Reynolds and 10% to Lorillard Tobacco. The jury determined that no punitive damages were warranted. The final judgment entered by the trial court reflected the jury’s verdict and awarded plaintiff a total of $109,298 from Lorillard Tobacco plus 6% annual interest. Defendants have noticed an appeal from the final judgment to the Florida First District Court of Appeal. As of October 21, 2011, the trial court had not ruled on plaintiff’s motion for costs and attorneys’ fees.

•

In Weingart v. R.J. Reynolds Tobacco Company, et al. (Circuit Court, Palm Beach County, Florida), the jury determined that the decedent did not sustain any compensatory damages from the defendants, including Lorillard Tobacco, and it returned a verdict for the defendants that punitive damages were not warranted. The jury assessed 91% of the fault for the decedent’s injuries to the decedent, 3% to Lorillard Tobacco and 3% to each of the other two defendants. Following trial, the court granted in part a motion by the plaintiff to award damages, and it tentatively awarded plaintiff $150,000 in compensatory damages. If plaintiff declines the award, the court could order a new trial to assess damages. Defendants have noticed an appeal to the Florida Fourth District Court of Appeal from the order that awarded compensatory damages to the plaintiff. As of October 21, 2011, a final judgment had not been entered, and the opportunity for parties to appeal had not expired.

As of October 21, 2011, verdicts have been returned in 47 Engle Progeny Cases in which neither Lorillard Tobacco nor Lorillard, Inc. were defendants since the Florida Supreme Court issued its 2006 ruling. Juries awarded compensatory damages and punitive damages in 18 of these trials. The punitive damages awards have totaled approximately $600 million and have ranged from $50,000 to $244 million. In twelve of the trials, juries awarded only compensatory damages. In the 17 other trials, juries found in favor of the defendants. In some of the trials decided in the defendants’ favor, plaintiffs have filed motions challenging the verdicts. It is not possible to predict the final outcome of this litigation.

We are unable to make a meaningful estimate of the amount or range of loss that could result from an unfavorable outcome of certain material pending litigation.

We record provisions in our consolidated financial statements for pending litigation when we determine that an unfavorable outcome is probable and the amount of loss can be reasonably estimated. Except for the impact of the State Settlement Agreements, while it is reasonably possible that an unfavorable outcome of pending litigation may occur, (i) management has concluded that it is not probable that a loss has been incurred in any material pending litigation against Lorillard, (ii) management is unable to estimate the possible loss or range of loss that could result from an unfavorable outcome in any material pending litigation and (iii) accordingly, management has not provided any amounts in the consolidated financial statements for any unfavorable potential outcomes of material pending litigation. It is possible that our results of operations, cash flows and financial position could be materially adversely affected by an unfavorable outcome of certain pending or future litigation.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In the third quarter of 2011, the Company repurchased the following number of shares of its common stock:

(In millions, except for per share amounts)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
July 1, 2011 — July 31, 2011	1.6	$109.09	1.6	$64
August 1, 2011 — August 31, 2011	1.2	$106.81	1.2	$685
September 1, 2011 — September 30, 2011	1.2	$111.64	1.2	$553

Total	4.0	$109.15	4.0

The shares repurchased were acquired under two share repurchase programs: one authorized by the Board of Directors on August 20, 2010 and amended on May 19, 2011 for a maximum of $1.4 billion which was completed on August 9, 2011 and one authorized by the Board of Directors on August 12, 2011 for a maximum of $750 million. All repurchases were made in open market transactions. We record the repurchase of shares of Common Stock at cost based on the transaction date of the repurchase. As of September 30, 2011, the maximum dollar value of shares that could yet be purchased under the $750 million repurchase program was $553 million.

Item 3. Defaults Upon Senior Securities

None.

Item 4. [Reserved]

Item 5. Other Information

During August 2011, a new collective bargaining agreement covering workers at our Greensboro manufacturing plant was approved by Local Union #317T Greensboro of the Bakery, Confectionery, Tobacco Workers and Grain Millers International Union (AFL-CIO-CLC). The new collective bargaining agreement expires September 1, 2015.

Item 6. Exhibits

Exhibit Number	Description

3 .1	Amended and Restated Certificate of Incorporation of Lorillard, Inc., incorporated herein by reference to Exhibit 3.1 to our Current Report on Form 8-K (File No. 1-34097) filed on June 12, 2008

3 .2	Amended and Restated Bylaws of Lorillard, Inc., as of July 28, 2011, incorporated herein by reference to Exhibit 3.2 to our Current Report on Form 8-K filed (File No. 1-34097) on July 29, 2011

3 .3	Certificate of Amendment of Certificate of Incorporation of Lorillard Tobacco Company and Certificate of Incorporation of Lorillard Tobacco Company, incorporated herein by reference to Exhibit 3.3 to Lorillard, Inc.’s Registration Statement on Form S-3 (File No. 333-159902) filed on June 11, 2009

3 .4	Bylaws of Lorillard Tobacco Company, incorporated herein by reference to Exhibit 3.4 to Lorillard, Inc.’s Registration Statement on Form S-3 (File No. 333-159902) filed on June 11, 2009

4 .1	Specimen certificate for shares of common stock of Lorillard, Inc., incorporated herein by reference to Exhibit 4.1 to our Amended Registration Statement on Form S-4 (File No. 333-149051) filed on May 9, 2008

4 .2	Indenture, dated June 23, 2009, among Lorillard Tobacco Company, Lorillard, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee, incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K (File No. 1-34097) filed on June 23, 2009

4 .3	First Supplemental Indenture, dated June 23, 2009, among Lorillard Tobacco Company, Lorillard, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee, incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K (File No. 1-34097) filed on June 23, 2009

4 .4	Second Supplemental Indenture, dated April 12, 2010, among Lorillard Tobacco Company, Lorillard, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee, incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K (File No. 1-34097) filed on April 12, 2010

4 .5	Third Supplemental Indenture, dated August 4, 2011, among Lorillard Tobacco Company, Lorillard, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee, incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K (File No. 1-34097) filed on August 4, 2011

4 .6	Form of 8.125% Senior Note due 2019 of Lorillard Tobacco Company, incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K (File No. 1-34097) filed on June 23, 2009

4 .7	Form of 6.875% Senior Note due 2020 of Lorillard Tobacco Company, incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K (File No. 1-34097) filed on April 12, 2010

4 .8	Form of 8.125% Senior Note due 2040 of Lorillard Tobacco Company, incorporated by reference to Exhibit 4.4 to our Current Report on Form 8-K (File No. 1-34097) filed on April 12, 2010

Exhibit Number	Description

4 .9	Form of 3.500% Senior Note due 2016 of Lorillard Tobacco Company, incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K (File No. 1-34097) filed on August 4, 2011

4 .10	Form of 7.000% Senior Note due 2041 of Lorillard Tobacco Company, incorporated by reference to Exhibit 4.4 to our Current Report on Form 8-K (File No. 1-34097) filed on August 4, 2011

4 .11	Form of Guarantee Agreement of Lorillard, Inc. for the 8.125% Senior Notes due 2019 of Lorillard Tobacco Company, incorporated by reference to Exhibit 4.4 to Lorillard, Inc.’s Current Report on Form 8-K filed on June 23, 2009

4 .12	Form of Guarantee Agreement of Lorillard, Inc. for the 6.875% Senior Notes due 2020 of Lorillard Tobacco Company, incorporated by reference to Exhibit 4.5 to our Current Report on Form 8-K (File No. 1-34097) filed on April 12, 2010

4 .13	Form of Guarantee Agreement of Lorillard, Inc. for the 8.125% Senior Notes due 2040 of Lorillard Tobacco Company, incorporated by reference to Exhibit 4.6 to our Current Report on Form 8-K (File No. 1-34097) filed on April 12, 2010

4 .14	Form of Guarantee Agreement of Lorillard, Inc. for the 3.500% Senior Notes due 2016 of Lorillard Tobacco Company, incorporated by reference to Exhibit 4.5 to our Current Report on Form 8-K (File No. 1-34097) filed on August 4, 2011

4 .15	Form of Guarantee Agreement of Lorillard, Inc. for the 7.000% Senior Notes due 2041 of Lorillard Tobacco Company, incorporated by reference to Exhibit 4.6 to our Current Report on Form 8-K (File No. 1-34097) filed on August 4, 2011

10 .1	Separation Agreement between Loews Corporation and Lorillard, Inc., Lorillard Tobacco Company, Lorillard Licensing Company, LLC, One Park Media Services, Inc. and Plisa, S.A., incorporated herein by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q (File No. 1-34097) filed on August 7, 2008

10 .2	Amended and Restated Employment Agreement between Lorillard, Inc. and Martin L. Orlowsky, dated December 19, 2008, incorporated by reference to Exhibit 10.2 to our Annual Report on Form 10-K (File No. 1-34097) filed on March 2, 2009†*

10 .3	Comprehensive Settlement Agreement and Release with the State of Florida to settle and resolve with finality all present and future economic claims by the State and its subdivisions relating to the use of or exposure to tobacco products, incorporated herein by reference to Exhibit 10 to Loews’s Report on Form 8-K (File No. 1-6541) filed September 5, 1997

10 .4	Comprehensive Settlement Agreement and Release with the State of Texas to settle and resolve with finality all present and future economic claims by the State and its subdivisions relating to the use of or exposure to tobacco products, incorporated herein by reference to Exhibit 10 to Loews’s Report on Form 8-K (File No. 1-6541) filed February 3, 1998

10 .5	State of Minnesota Settlement Agreement and Stipulation for Entry of Consent Judgment to settle and resolve with finality all claims of the State of Minnesota relating to the subject matter of this action which have been or could have been asserted by the State, incorporated herein by reference to Exhibit 10.1 to Loews’s Report on Form 10-Q for the quarter ended March 31, 1998 (File No. 1-6541) filed May 15, 1998

10 .6	State of Minnesota Consent Judgment relating to the settlement of tobacco litigation, incorporated herein by reference to Exhibit 10.2 to Loews’s Report on Form 10-Q for the quarter ended March 31, 1998 (File No. 1-6541) filed May 15, 1998

10 .7	State of Minnesota Settlement Agreement and Release relating to the settlement of tobacco litigation, incorporated herein by reference to Exhibit 10.3 to Loews’s Report on Form 10-Q for the quarter ended March 31, 1998 (File No. 1-6541) filed May 15, 1998

10 .8	State of Minnesota State Escrow Agreement relating to the settlement of tobacco litigation, incorporated herein by reference to Exhibit 10.6 to Loews’s Report on Form 10-Q for the quarter ended March 31, 1998 (File No. 1-6541) filed May 15, 1998

10 .9	Stipulation of Amendment to Settlement Agreement and For Entry of Agreed Order, dated July 2, 1998, regarding the settlement of the State of Mississippi health care cost recovery action, incorporated herein by reference to Exhibit 10.1 to Loews’s Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 1-6541) filed August 14, 2008

10 .10	Mississippi Fee Payment Agreement, dated July 2, 1998, regarding the payment of attorneys’ fees, incorporated herein by reference to Exhibit 10.2 to Loews’s Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 1-6541)
filed August 14, 2008

Exhibit Number	Description

10 .10	Mississippi Fee Payment Agreement, dated July 2, 1998, regarding the payment of attorneys’ fees, incorporated herein by reference to Exhibit 10.2 to Loews’s Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 1-6541)
filed August 14, 2008

10 .11	Stipulation of Amendment to Settlement Agreement and For Entry of Consent Decree, dated July 24, 1998, regarding the settlement of the Texas health care cost recovery action, incorporated herein by reference to Exhibit 10.4 to Loews’s Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 1-6541) filed on August 14, 2008

10 .12	Texas Fee Payment Agreement, dated July 24, 1998, regarding the payment of attorneys’ fees, incorporated herein by reference to Exhibit 10.5 to Loews’s Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 1-6541) filed on August 14, 2008

10 .13	Stipulation of Amendment to Settlement Agreement and For Entry of Consent Decree, dated September 11, 1998, regarding the settlement of the Florida health care cost recovery action, incorporated herein by reference to Exhibit 10.1 to Loews’s Report on Form 10-Q for the quarter ended September 30, 1998 (File No. 1-6541) filed November 17, 2008

10 .14	Florida Fee Payment Agreement, dated September 11, 1998, regarding the payment of attorneys’ fees, incorporated herein by reference to Exhibit 10.2 to Loews’s Report on Form 10-Q for the quarter ended September 30, 1998 (File No. 1-6541) filed November 17, 2008

10 .15	Master Settlement Agreement with 46 states, the District of Columbia, the Commonwealth of Puerto Rico, Guam, the U.S. Virgin Islands, American Samoa and the Northern Marianas to settle the asserted and unasserted health care cost recovery and certain other claims of those states, incorporated herein by reference to Exhibit 10 to Loews’s Current Report on Form 8-K (File No. 1-6541) filed November 25, 1998

10 .16	Form of Assignment and Assumption of Services Agreement, dated as of April 1, 2008, by and between R.J. Reynolds Tobacco Company and R.J. Reynolds Global Products, Inc., with a joinder by Lorillard Tobacco Company, incorporated herein by reference to Exhibit 10.17 to our Amended Registration Statement on Form S-4 (File No. 333-149051) filed on March 26, 2008

10 .17	Lorillard, Inc. 2008 Incentive Compensation Plan, incorporated herein by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (File No. 1-34097) filed on August 7, 2008†

10 .18	Form of Lorillard, Inc. indemnification agreement for directors and executive officers, incorporated herein by reference to Exhibit 10.19 to our Amended Registration Statement on Form S-4 (File No. 333-149051) filed on May 9, 2008†

10 .19	Form of Severance Agreement for named executive officers, incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K (File No. 1-34097) filed on July 10, 2008†

10 .20	Amendment to Supply Agreement for Reconstituted Tobacco, dated October 30, 2008, by and between R.J. Reynolds Tobacco Company and Lorillard Tobacco Company, incorporated herein by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 1-34097) filed on November 4, 2008 #

10 .21	Form of Stock Appreciation Rights Award Certificate, incorporated herein by reference to Exhibit 10.7 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 1-34097) filed on November 4, 2008†

10 .22	Form of Stock Option Award Certificate, incorporated herein by reference to Exhibit 10.22 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (File No. 1-34097) filed on May 6, 2010†

10 .23	Form of Restricted Stock Award Certificate, incorporated herein by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q (File No. 1-34097) filed on May 5, 2009†

10 .24	Credit Agreement, dated March 26, 2010, among Lorillard Tobacco Company, as borrower, Lorillard, Inc., as parent guarantor, the lenders referred to therein, and JPMorgan Chase Bank, N.A., as Administrative Agent, incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 1-34097) filed on March 26, 2010

10 .25	Consulting Agreement between Lorillard, Inc. and Martin L. Orlowsky, dated August 12, 2010, incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K (File No. 1-34097) filed on August 12, 2010†

10 .26	Offer Letter between Lorillard, Inc. and Murray S. Kessler, dated August 12, 2010, incorporated herein by reference to Exhibit 10.3 to our Current Report on Form 8-K (File No. 1-34097) filed on August 12, 2010†

Exhibit Number	Description

10 .27	Severance Agreement between Lorillard, Inc. and Murray S. Kessler, dated October 11, 2010, incorporated herein by reference to Exhibit 10.26 to our Quarterly Report on Form 10-Q (File No. 1-34087) filed on October 27, 2010†

11 .1	Statement regarding computation of earnings per share. (See Note 11 to the consolidated financial statements.)*

31 .1	Certification by the Chief Executive Officer of Lorillard, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a)*

31 .2	Certification by the Chief Financial Officer of Lorillard, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a)*

32 .1	Certification by the Chief Executive Officer and Chief Financial Officer of Lorillard, Inc. pursuant to 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002)*

101 .INS	XBRL Instance Document *

101 .SCH	XBRL Taxonomy Extension Schema Document *

101 .CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101 .LAB	XBRL Taxonomy Extension Label Linkbase Document *

101 .PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

101 .DEF	XBRL Taxonomy Extension Definition Linkbase Document *

*	Filed herewith.

#	Confidential treatment has been granted for certain portions of this exhibit pursuant to an order under the Exchange Act of 1934, as amended, which portions have been omitted and filed separately with the Securities and Exchange Commission.

†	Management or compensatory plan or arrangement required to be filed pursuant to Item 601(b)(10) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 27, 2011

LORILLARD, INC.

By:	/s/ Murray S. Kessler
	Name:	Murray S. Kessler
	Title:	Chairman, President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ David H. Taylor
	Name:	David H. Taylor
	Title:	Executive Vice President, Finance and
Planning and Chief Financial Officer
(Principal Financial Officer)