Form 10-K
period 2011-12-31
LORILLARD, INC.
filed 2012-02-21
CIK 1424847

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☒

The aggregate market value of voting and non-voting common equity of the registrant held by nonaffiliates of the registrant as of June 30, 2011 was $15.6 billion.

Class	Outstanding at February 15, 2012
Common Stock, $0.01 par value	130,888,905 shares

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the definitive proxy statement for the registrant’s 2012 Annual Meeting of Shareholders to be held on May 17, 2012 are incorporated by reference into Part III hereof.

i

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

Adverse developments in any of these factors, as well as the risks and uncertainties described in “Item 1. Business,” “Item 1A. Risk Factors,” “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Business Environment” and elsewhere in this Annual Report on Form 10-K, could cause our results to differ materially from results that have been or may be anticipated or projected. Forward-looking statements speak only as of the date of this Annual Report on Form 10-K and we expressly disclaim any obligation or undertaking to update these statements to reflect any change in expectations or beliefs or any change in events, conditions or circumstances on which any forward-looking statement is or may be based.

INTRODUCTORY NOTE

For periods presented in this Annual Report on Form 10-K prior to June 10, 2008, Lorillard, Inc. was a wholly-owned subsidiary of Loews Corporation (“Loews”), a publicly traded company listed on the New York Stock Exchange (the “NYSE”). Our results of operations and financial condition were included as a separate reporting segment in Loews’s financial statements and filings with the SEC. Beginning in 2002 and through June 10, 2008, Loews had also issued a separate class of its common stock, referred to as the “Carolina Group Stock,” to track the economic performance of Loews’s 100% interest in Lorillard, Inc. and certain liabilities, costs and expenses of Loews and Lorillard arising out of or related to tobacco or tobacco-related businesses. On June 10, 2008, we began operating as an independent, publicly traded company pursuant to our separation from Loews (the “Separation”). In connection with the Separation, we entered into an agreement with Loews on May 7, 2008 to provide for the separation of our business from Loews as well as providing for indemnification and allocation of taxes between the parties (the “Separation Agreement”).

PART I

Item 1.	BUSINESS

Overview

Lorillard is the third largest manufacturer of cigarettes in the United States. Founded in 1760, Lorillard is the oldest continuously operating tobacco company in the United States. Newport, our flagship menthol flavored premium cigarette brand, is the top selling menthol and second largest selling cigarette brand overall in the United States based on gross units sold in 2011. The Newport brand, which now includes our Newport Non-Menthol product offerings, accounted for approximately 88.4% of our net sales for the fiscal year ended December 31, 2011. In addition to the Newport brand, our product line has four additional brand families marketed under the Kent, True, Maverick, and Old Gold brand names. These five brands include 43 different product offerings which vary in price, taste, flavor, length and packaging. In 2011, we shipped 40.7 billion cigarettes, all of which were sold in the United States and certain U.S. possessions and territories. We sold our major trademarks outside of the United States in 1977. We maintain our headquarters and manufacture all of our products at our Greensboro, North Carolina facility.

We produce cigarettes for both the premium and discount segments of the domestic cigarette market. We do not compete in a subcategory of the discount segment that we identify as the deep discount segment. Premium brands are well known, established brands marketed at higher retail prices. Discount brands are generally less well recognized brands marketed at lower retail prices. We define the deep discount subcategory to include brands sold at the lowest retail prices. Deep discount cigarettes are typically manufactured by smaller companies, relative to us and other major U.S. manufacturers, many of which have no, or significantly lower, payment obligations under the Master Settlement Agreement among major tobacco manufacturers and 46 states and various other governments and jurisdictions (the “MSA”) and the settlements of similar claims brought by Mississippi, Florida, Texas and Minnesota, collectively the “State Settlement Agreements”.

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

We focus our retail programs in markets and stores reflecting unique potential for increased menthol sales. Our direct buying wholesale customers provide us with information as to the quantities of cigarettes shipped to their retail accounts on a weekly basis. This data covers approximately 99% of domestic wholesale units shipped by us and our major competitors, and enables us to analyze, plan and execute retail promotion programs in markets and stores that optimize the most efficient and effective return on our promotional investments.

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

As of December 31, 2011, we had approximately 500 direct buying customers servicing more than 400,000 retail accounts. We do not sell cigarettes directly to consumers. During 2011, 2010 and 2009, sales made by us to the McLane Company, Inc. comprised 28%, 27% and 26%, respectively, of our revenues. No other customer accounted for more than 10% of 2011, 2010 or 2009 revenues. We do not have any written sales agreements with our customers, including the McLane Company, Inc. that provide for any backlog orders.

Most of our customers buy cigarettes on a next-day-delivery basis. Customer orders are shipped from public distribution warehouses via third party carriers. We do not ship products directly to retail stores. In 2011, approximately 99% of our customers purchased cigarettes using electronic funds transfer, which provides immediate payment to us.

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

We purchased more than 70% of our domestic leaf tobacco from one dealer, Alliance One International, Inc. (“Alliance One”) in 2009, 2010 and 2011. If Alliance One becomes unwilling or unable to supply leaf tobacco to us, we believe that we can readily obtain high-quality leaf tobacco from well-established, alternative industry sources. However, we believe that such high-quality leaf tobacco may not be available at prices comparable to those we pay to Alliance One.

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

Employees

As of December 31, 2011, we had approximately 2,800 full-time employees. As of that date, approximately 1,000 of those employees were represented by labor unions covered by three collective bargaining agreements. Local Union #317T Greensboro of the Bakery, Confectionery, Tobacco Workers and Grain Millers International Union (AFL-CIO-CLC) represents workers at our Greensboro manufacturing plant. In August 2011, a new collective bargaining agreement covering this Union was approved, which expires in September 2015. Workers at our Danville, Virginia tobacco storage facility are also represented by Local Union #317T Danville of the Bakery, Confectionery, Tobacco Workers and Grain Millers International Union (AFL-CIO-CLC) and Local Union #513 of the National Conference of Firemen and Oilers/SEIU (AFL-CIO-CLC). The current agreements with Local Union #317T Danville and Local Union #513 will expire in April 2012. We have historically had an amicable relationship with the unions representing our employees.

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

Please read the sections entitled “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Business Environment” and “—Selected Industry and Market Share Data” beginning on pages 26 and 32, respectively, for additional information.

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

In addition, bills have been introduced in Congress, including those that would:

•	prohibit all tobacco advertising and promotion;

•	authorize the establishment of various anti-smoking education programs;

•	provide that current federal law should not be construed to relieve any person of liability under common or state law;

•	permit state and local governments to restrict the sale and distribution of cigarettes;

•	direct the placement of advertising of tobacco products;

•	provide that cigarette advertising not be deductible as a business expense;

•	restrict the sale or distribution of cigarettes in retail stores, by mail or over the internet;

•	impose additional, or increase existing, excise taxes on cigarettes and

•	require that cigarettes be manufactured in a manner that will cause them, under certain circumstances, to be self-extinguishing.

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

•	grants the FDA the regulatory authority to consider and impose broad additional restrictions through a rule making process, including a ban on the use of menthol in cigarettes;

•	requires larger and more severe health warnings, including graphic images, on packs, cartons, and advertising;

•	bans the use of descriptors on tobacco products, such as “low tar” and “light”;

•	bans the distribution of free samples of cigarettes;

•	requires the disclosure of ingredients and additives to consumers;

•	requires pre-market approval by the FDA of all new products, including substantially equivalent products;

•	requires pre-market approval by the FDA for all claims made with respect to reduced risk or reduced exposure products;

•	allows the FDA to review existing products to determine whether these products are substantially equivalent to other products in the market;

•	allows the FDA to require the reduction of nicotine or any other compound in cigarettes;

•	allows the FDA to mandate the use of reduced risk technologies in conventional cigarettes;

•	allows the FDA to place more severe restrictions on the advertising, marketing and sales of cigarettes; and

•	permits inconsistent state regulation of the advertising or promotion of cigarettes and eliminates the existing federal preemption of such regulation.

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

A New York law which became effective in June 2004 requires cigarettes sold in that state to meet a mandated standard for ignition propensity. We developed proprietary technology to comply with the standards and were compliant by the effective date. Since the passage of the New York law, an additional 49 states and the District of Columbia have passed similar laws utilizing the same technical standards. The effective dates of these laws range from May 2006 to January 2011. As of November 1, 2009, all of our cigarettes were manufactured using this technology.

Other similar laws and regulations have been enacted or considered by other state and local governments. We cannot predict the impact which these regulations may have on our business, though if enacted, they could have a material adverse effect on our business and financial condition or results of operations in the future.

Excise Taxes and Assessments

Cigarettes are subject to substantial federal, state and local excise taxes in the United States and, in general, such taxes have been increasing. Effective April 1, 2009, the federal excise tax on cigarettes increased to $50.33 per thousand cigarettes (or $1.0066 per pack of 20 cigarettes) from $19.50 per thousand cigarettes (or $0.39 per pack of 20 cigarettes). State excise taxes, which are levied upon and paid by the distributors, are also in effect in the fifty states, the District of Columbia and many municipalities. During 2011 state excise tax increases on cigarette sales were implemented in three states and the District of Columbia ranging from $0.20 per pack to $0.40 per pack and one state excise tax decrease of $0.10 per pack in New Hampshire. For the twelve months ended December 31, 2011, the combined state and municipal taxes ranged from $0.17 to $5.85 per pack of cigarettes.

A federal law enacted in October 2004 repealed the federal supply management program for tobacco growers and compensated tobacco quota holders and growers with payments to be funded by an assessment on tobacco manufacturers and importers. Cigarette manufacturers and importers are responsible for paying 91.6% of a $10.14 billion payment to tobacco quota holders and growers over a ten-year period. The law provides that payments will be based on shipments for domestic consumption.

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

Available Information

We are listed on the NYSE under the symbol “LO.” Our principal offices are located at 714 Green Valley Road, Greensboro, North Carolina 27408. Our telephone number is (336) 335-7000. Our corporate website is located at www.lorillard.com, and our filings pursuant to Section 13(a) of the Exchange Act are available free of charge on our website under the tabs “Investor Relations—SEC Filings” as soon as reasonably practicable after such filings are electronically filed with the SEC. Our Corporate Governance Guidelines, Code of Business Conduct and Ethics and charters for the audit, compensation and nominating and corporate governance committees of our Board of Directors are also available on our website under the tabs, “Investor Relations—Corporate Governance” and printed copies are available upon request. The information contained on our website is not, and shall not be deemed to be, a part of this Annual Report on Form 10-K or incorporated into any other filings we make with the SEC.

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

Some plaintiffs in our litigation and constituencies, including the FDA and other public health agencies, have claimed or expressed concerns that mentholated cigarettes may pose greater health risks and may impact public health more than non-mentholated cigarettes, including concerns that mentholated cigarettes may make it easier to start smoking and harder to quit, and may seek restrictions or a ban on the production and sale of mentholated cigarettes. Any ban or material limitation on the use of menthol in cigarettes would materially adversely affect our results of operations, cash flow and financial condition.

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

On June 27, 2011, the FDA provided a progress report on its review of the science related to menthol cigarettes. In the June 2011 update, the FDA stated that “[e]xperts within the FDA Center for Tobacco Products are conducting an independent review of the science related to the impact [of menthol] in cigarettes on public health …” The FDA stated that it would submit its draft independent review of menthol science to an external peer review panel in July 2011. On January 26, 2012, the FDA provided a second progress report on its review of the science related to menthol cigarettes. In its January 2012 update, the FDA stated that “FDA submitted its report to external scientists for peer review, and the agency is revising its report based on their feedback.” FDA stated its intent to make the final report, along with the peer review scientists’ feedback and the agency’s response to the feedback, available for public comment in the Federal Register. The FDA did not provide a date for releasing the final report. The FDA also indicated that it would consider any public comments to the final report, which “may provide additional evidence or emerging data.” Based on those comments, together with the agency’s report, the TPSAC report, the industry’s perspective report and prior public comments, the FDA stated that it will consider the collective evidence and “possible actions related to the public health impact of menthol in cigarettes.” If the FDA determines that regulation of menthol is warranted, the FDA could promulgate regulations that, among other things, could result in a ban on or restrictions on the use of menthol in cigarettes.

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

We believe that such regulation could have a material adverse effect on our business. For example, under the Act, we must file a report with the FDA substantiating that any cigarettes introduced or modified after February 15, 2007 are “substantially equivalent” to cigarettes on the market before that date to enable the agency to determine whether the new or modified products are “substantially equivalent” to specific predicate products already being sold. For any products introduced or modified between February 15, 2007 and March 22, 2011, initial reports were required to be filed with the FDA on or before March 22, 2011. The FDA announced that a product introduced or modified before March 22, 2011 may remain on the market pending the FDA’s review, provided a “substantially equivalent” report was filed with the FDA on or before March 22, 2011. We believe, based on the limited guidance issued by the FDA to date, that we were required to file, and have filed, reports for all of our cigarettes on or before March 22, 2011 since modifications had been made to our products since 2007. While all of our cigarettes may remain on the market pending the FDA’s review, they are subject to removal should the FDA determine any are not “substantially equivalent. “ In addition, products introduced on or after March 22, 2011 will require pre-market approval by the FDA which may be subject to similar or more restrictive procedures.

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

As of February 9, 2012, Lorillard Tobacco is a defendant in approximately 8,562 tobacco-related lawsuits, including approximately 683 cases in which Lorillard, Inc. is a co-defendant. These cases, which are extremely costly to defend, could result in substantial judgments against Lorillard Tobacco and/or Lorillard, Inc.

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

In December 2010, a Massachusetts jury awarded damages, including punitive damages, from Lorillard Tobacco in a Conventional Product Liability Case, Evans v. Lorillard Tobacco Company (Superior Court, Suffolk County, Massachusetts). In September 2011, the court reduced the compensatory damages awarded to the estate of a deceased smoker to $25 million and reduced the award to the deceased smoker’s son to $10 million. The court declined to reduce the jury’s award of $81 million in punitive damages. In September 2011, the court entered a judgment that reflected the jury’s damages awards and the court’s reductions following trial. The judgment awarded plaintiffs interest on each of the three damages awards at the rate of 12% per year from the date the case was filed in 2004. Interest on the three awards will continue to accrue until either the judgment is paid or is vacated on appeal. The judgment permitted plaintiff’s counsel to request an award of attorneys’ fees and costs. In November 2011, the court granted in part plaintiff’s counsel’s application for attorneys’ fees and costs and has awarded approximately $2.4 million in fees and approximately $225,000 in costs. The court entered a final judgment that incorporated the amounts of the verdicts, as reduced by the trial court, the awards of interest, and the awards of attorneys’ fees and costs. Lorillard Tobacco has noticed an appeal from the final judgment to the Massachusetts Appeals Court. Plaintiff has asked the court to enter a preliminary injunction that directs Lorillard Tobacco to set aside $272 million in cash or cash equivalents to secure the amounts awarded by the jury and the interest obligations plaintiff expects the court to order in a final judgment. As of February 9, 2012, the court had not ruled on plaintiff’s motion for preliminary injunction. It is possible that the verdict in this case could lead to additional litigation.

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

The 2006 ruling by the Florida Supreme Court in Engle also permitted members of the Engle class to file individual claims, including claims for punitive damages. The Florida Supreme Court held that these individual plaintiffs are entitled to rely on a number of the jury’s findings in favor of the plaintiffs in the first phase of the Engle trial. These findings included that smoking cigarettes causes a number of diseases; that cigarettes are addictive or dependence-producing; and that the defendants, including Lorillard Tobacco and Lorillard, Inc., were negligent, breached express and implied warranties, placed cigarettes on the market that were defective and unreasonably dangerous, and concealed or conspired to conceal the risks of smoking. Lorillard Tobacco is a defendant in approximately 5,900 cases pending in various state and federal courts in Florida that were filed by members of the Engle class (the “Engle Progeny Cases”), including 676 cases in which Lorillard, Inc. is a co-defendant.

As of February 9, 2012, trial was underway in two Engle Progeny cases in which Lorillard Tobacco is a defendant, the cases of Alexander v. R.J. Reynolds Tobacco Company, et al. (Circuit Court, Eleventh Judicial Circuit, Miami-Dade County, Florida) and Kaplan v. R.J. Reynolds Tobacco Company, et al. (Circuit Court, Seventeenth Judicial Circuit, Broward County, Florida). Lorillard, Inc. is not a defendant in either of these trials. As of February 9, 2012, Lorillard Tobacco and Lorillard, Inc. are defendants in Engle Progeny Cases that have been placed on courts’ 2012 trial calendars or in which specific trial dates have been set. Trial schedules are subject to change and it is not possible to predict how many of the Engle Progeny Cases pending against Lorillard Tobacco or Lorillard, Inc. will be tried in 2012. It also is not possible to predict whether some courts will implement procedures that consolidate multiple Engle Progeny Cases for trial.

Trials of some of the Engle Progeny cases have resulted in verdicts that have awarded damages from cigarette manufacturers, including us.

As of February 9, 2012, plaintiffs in five Engle Progeny Cases were awarded compensatory damages from Lorillard Tobacco. In one of the five cases, plaintiffs were awarded punitive damages from Lorillard Tobacco. In a sixth case, the court awarded damages to the plaintiff from the defendants, including Lorillard Tobacco, following trial. Lorillard, Inc. was not a defendant in any of these six cases. The six cases are listed below in the order in which the verdicts were returned:

•

In Mrozek v. Lorillard Tobacco Company (Circuit Court, Fourth Judicial Circuit, Duval County, Florida), the jury awarded plaintiffs a total of $6 million in compensatory damages and $11.3 million in punitive damages. The jury apportioned 35% of the fault for the smoker’s injuries to the smoker and 65% to Lorillard Tobacco. The final judgment entered by the trial court reflected the jury’s verdict and awarded plaintiff $3,900,588 in compensatory damages and $11,300,000 in punitive damages plus 6% annual interest. Lorillard Tobacco has noticed an appeal to the Florida First District Court of Appeal. As of February 9, 2012, the trial court had not ruled on plaintiff’s motion for costs and attorneys’ fees.

•

In Tullo v. R.J. Reynolds, et al. (Circuit Court, Palm Beach County, Florida), the jury awarded plaintiff a total of $4.5 million in compensatory damages. The jury assessed 45% of the fault to the smoker, 5% to Lorillard Tobacco and 50% to other defendants. The jury did not award punitive damages to the plaintiff. The court entered a final judgment that awarded plaintiff $225,000 in compensatory damages from Lorillard Tobacco plus 6% annual interest. Defendants noticed an appeal from the final judgment to the Florida Fourth District Court of Appeal. The trial court has granted plaintiff’s application for costs but it has not awarded an amount. As of February 9, 2012, the trial court had not ruled on plaintiff’s motion for costs.

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

•

In Jewett v. R.J. Reynolds Tobacco Co., et al. (Circuit Court, Duval County, Florida), the jury awarded the estate of the decedent $692,981 in compensatory damages and awarded the plaintiff $400,000 for loss of companionship. The jury assessed 70% of the responsibility for the decedent’s injuries to the decedent, 20% to R.J. Reynolds and 10% to Lorillard Tobacco. The jury determined that no punitive damages were warranted. The final judgment entered by the trial court reflected the jury’s verdict and awarded plaintiff a total of $109,298 from Lorillard Tobacco plus 6% annual interest. Defendants have noticed an appeal from the final judgment to the Florida First District Court of Appeal. As of February 9, 2012, the trial court had not ruled on plaintiff’s motion for costs and attorneys’ fees.

•

In Weingart v. R.J. Reynolds Tobacco Company, et al. (Circuit Court, Palm Beach County, Florida), the jury determined that the decedent did not sustain any compensatory damages from the defendants, including Lorillard Tobacco, and it returned a verdict for the defendants that punitive damages were not warranted. The jury assessed 91% of the fault for the decedent’s injuries to the decedent, 3% to Lorillard Tobacco and 3% to each of the other two defendants. Following trial, the court granted in part a motion by the plaintiff to award damages, and it tentatively awarded plaintiff $150,000 in compensatory damages. The court entered a final judgment that applied the jury’s comparative fault determinations to the court’s award of compensatory damages. The final judgment awarded plaintiff $4,500 from Lorillard Tobacco. Defendants have noticed an appeal to the Florida Fourth District Court of Appeal from the order that awarded compensatory damages to the plaintiff and have amended their notice of appeal to address the final judgment. As of February 9, 2012, the trial court had not ruled on plaintiff’s motion for costs and attorneys’ fees.

•

In Sury v. R.J. Reynolds Tobacco Company, et al., (Circuit Court, Duval County, Florida), the jury awarded plaintiff $1,000,000 in compensatory damages and assessed 60% of the responsibility for the decedent’s injuries to the decedent, 20% to Lorillard Tobacco and 20% to R.J. Reynolds. The jury returned a verdict for the defendants regarding whether punitive damages were warranted. As of February 9, 2012, the court has not yet entered a final judgment and had not ruled on defendants’ motion to set aside the verdict.

As of February 9, 2012, verdicts have been returned in 50 Engle Progeny Cases in which neither Lorillard Tobacco nor Lorillard, Inc. were defendants since the Florida Supreme Court issued its 2006 ruling. Juries awarded compensatory damages and punitive damages in 20 of these trials. The punitive damages awards have totaled approximately $600 million and have ranged from $50,000 to $244 million. In 12 of the trials, juries awarded only compensatory damages. In the 18 other trials, juries found in favor of the defendants. In some of the trials decided in the defendants’ favor, plaintiffs have filed motions challenging the verdicts. It is not possible to predict the final outcome of this litigation.

Two Florida intermediate courts of appeal have affirmed verdicts awarding damages to the plaintiffs in seven Engle Progeny Cases as of February 9, 2012. The Florida Supreme Court denied review of four of these cases and the defendants have petitioned the U.S. Supreme Court. As of February 9, 2012, the U.S. Supreme Court had not determined whether to grant review of these four petitions. The defendant in another case has sought review by the Florida Supreme Court. As of February 9, 2012, the Florida Supreme Court had not announced whether it would review this case. Neither Lorillard Tobacco nor Lorillard, Inc. is a defendant in any of the seven cases in which the two Florida intermediate appellate courts affirmed the verdicts awarding damages to the plaintiffs.

The judgment entered in the federal government’s reimbursement case, while not final in all respects, could restrict or limit our defenses in other litigation.

In August 2006, a final judgment and remedial order was entered in United States of America v. Philip Morris USA, Inc., et al. (U.S. District Court, District of Columbia, filed September 22, 1999). The court based its final judgment and remedial order on the government’s only remaining claims, which were based on the defendants’ alleged violations of the Racketeering Influenced and Corrupt Organizations Act (“RICO”). Lorillard, Inc. is not a party to this matter, but Lorillard Tobacco is one of the defendants in the case. Although the verdict did not award monetary damages to the plaintiff, the final judgment and remedial order imposed a number of requirements on the defendants. Such requirements include, but are not limited to, the publishing of corrective statements by defendants related to the health effects of smoking.

In 2009, a three judge panel of the Court of Appeals upheld substantially all of the District Court’s final judgment and remedial order. In June 2010, the U.S. Supreme Court denied the parties’ petitions seeking review of the case. The case has been returned to the U.S. District Court, District of Columbia for implementation of the Court of Appeals’ directions in its 2009 ruling and for entry of an amended final judgment. As of February 9, 2012, the trial court had not entered the amended final judgment.

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

This report could form the basis of additional litigation against cigarette manufacturers, including us. The report has been and in the future could be used to support existing litigation against us or other cigarette manufacturers. It also is possible that the Surgeon General’s report could result in additional restrictions placed on cigarette smoking or in additional regulations placed on the manufacture or sale of cigarettes. It is possible that such additional restrictions or regulations could result in a decrease in cigarette sales in the United States, including sales of our brands. These developments may have a material adverse effect on our financial condition, results of operations, and cash flows.

We have substantial payment obligations under the State SettlementAgreements which will have a material adverse effect on our cash flows and operating income in future periods.

In 1998, Lorillard Tobacco, Philip Morris, RJR Tobacco and Brown & Williamson Tobacco Corporation (now an affiliate of RJR Tobacco) (the “Original Participating Manufacturers”) entered into the MSA with 46 states and various other governments and jurisdictions to settle asserted and unasserted health care cost recovery and other claims. We and certain other U.S. tobacco product manufacturers had previously settled similar claims brought by Mississippi, Florida, Texas and Minnesota (the “Initial State Settlements” and, together with the MSA, are referred to as the “State Settlement Agreements).”

Under the State Settlement Agreements, we paid $1.219 billion in 2011 and estimate that we will pay between $1.350 billion and $1.400 billion in 2012, primarily based on 2011 estimated industry volume. Annual payments under the State Settlement Agreements are required to be paid in perpetuity and are based, among other things, on our domestic market share and unit volume of domestic shipments, with respect to the MSA, in the year preceding the year in which payment is due, and, with respect to the Initial State Settlements, in the year in which payment is due.

In the fourth quarter 2011, RAI, the parent of RJR Tobacco, announced a change to a mark-to-market pension accounting method. Such method of accounting for pension and postretirement benefits results in the recognition of actuarial gains and losses on pension and postretirement plan assets or benefit obligations in the year it is incurred rather than amortized over the average future service period of the active employees in such plans. Amounts due under the State Settlement Agreements are impacted by a number of factors, including industry volume, market share and industry operating profits. As a result of the change to mark-to-market pension accounting announced by RAI, the industry operating profits as defined in the State Settlement Agreements may be impacted positively or negatively in any given year. For example, in 2011 RAI’s mark-to-market pension adjustment resulted in a $3 million reduction in our obligations under the State Settlement Agreements. It is possible that our State Settlement Agreement obligations, results of operations, cash flows and financial position could be materially adversely affected by RAI’s mark-to-market adjustments in the future.

We are unable to estimate the amount or range of loss that could result from an unfavorable outcome of certain material pending litigation.

We record provisions in the consolidated financial statements for pending litigation when we determine that it is probable that a loss has been incurred and the amount of loss can be reasonably estimated. Except for the impact of the State Settlement Agreements as described above, while it is reasonably possible that a loss has been incurred, (i) management has concluded that it is not probable that a loss has been incurred in any material pending litigation against us, (ii) management is unable to estimate the possible loss or range of loss that could result from an unfavorable outcome in any material pending litigation due to the many variables, uncertainties and complexities surrounding pending litigation, and (iii) accordingly, management has not provided any amounts in the consolidated financial statements for possible losses related to material pending litigation. It is possible that our results of operations or cash flows in a particular quarterly or annual period or its financial position could be materially adversely affected by an unfavorable outcome or settlement of certain pending or future litigation or an inability to secure bonds where required to stay the execution of judgments on appeal.

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

In addition to the regulation of our business by the FDA, our business, results of operations or financial condition could be adversely affected by new or future legal requirements imposed by legislative or regulatory initiatives, including but not limited to those relating to health care reform, climate change and environmental matters. For example, the health care reform legislation, which was signed into law in March 2010, resulted in the repeal of $2 million of future tax deductions for Medicare Part D subsidies for our retiree drug benefits and could impact our accounting for retiree medical benefits, employer-sponsored medical plans and related matters in future periods. However, the extent of that impact, if any, cannot be determined until regulations are promulgated and additional interpretations of the health care law are available. New legislation or regulations may result in increased costs directly for our compliance or indirectly to the extent such requirements increase the prices of goods and services because of increased costs or reduced availability. We cannot predict whether such legislative or regulatory initiatives will result in significant changes to existing laws and regulations and/or whether any changes in such laws or regulations will have a material adverse effect on our business, results of operations or financial condition.

Sales of cigarettes are subject to substantial federal, state and local excise taxes.

The federal excise tax on cigarettes was last increased on April 1, 2009 from $0.6166 per pack to $1.0066 per pack to finance health insurance for children. For the twelve months ended December 31, 2011, combined state and local excise taxes ranged from $0.17 to $5.85 per pack. Various states and localities have raised the excise tax on cigarettes substantially in recent years. During 2011, state excise tax increases on cigarette sales were implemented in three states and the District of Columbia ranging from $0.20 per pack to $0.40 per pack and one state excise tax decrease of $0.10 per pack in New Hampshire. For the twelve months ended December 31, 2011, the combined state and municipal taxes ranged from $0.17 to $5.85 per pack of cigarettes. It is our expectation that several states will propose further increases in 2012 and in subsequent years. We believe that increases in excise and similar taxes have had an adverse impact on sales of cigarettes. In addition, we believe that the 2009 increase in the federal excise tax, as well as possible future increases, the extent of which cannot be predicted, compounded by poor economic conditions, could result in further volume declines for the cigarette industry, including us, and an increased sales shift toward lower priced discount cigarettes rather than premium brands.

We are dependent on the domestic cigarette business, which we expect to continue to contract.

Although we conduct business in Puerto Rico, Guam and the U.S. Virgin Islands, our cigarette business in the 50 states of the United States (the “domestic cigarette market”) is currently our only significant business. The domestic cigarette market has generally been contracting and we expect it to continue to contract. We do not have foreign cigarette sales that could offset these effects, as we sold the international rights to substantially all of our brands, including Newport, in 1977. As a result of price increases, restrictions on advertising and promotions, increases in regulation and excise taxes, health concerns, a decline in the social acceptability of smoking, increased pressure from anti-tobacco groups and other factors, industry-wide domestic cigarette shipments have decreased at a compound annual rate of approximately 3.6% during the period 2001 through 2011. Industry-wide domestic cigarette shipments decreased by an estimated 3.5% for 2011 compared to 2010, 3.8% for 2010 compared to 2009, 8.6% for 2009 compared to 2008 and 3.3% for 2008 compared to 2007.

We derive most of our revenue from one brand.

Our largest selling brand, Newport, accounted for approximately 88.4% of our net sales for 2011. Our principal strategic plan revolves around the marketing and sales promotion in support of the Newport brand. We cannot ensure that we will continue to successfully implement our strategic plan with respect to Newport or that implementation of our strategic plan will result in the maintenance or growth of the Newport brand.

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

We purchased approximately 70% of our domestic leaf tobacco through one supplier in 2009, 2010 and 2011, Alliance One International, Inc. (“Alliance One”). If Alliance One becomes unwilling or unable to supply leaf tobacco to us, we believe that leaf tobacco may not be available at prices comparable to those we pay to Alliance One, which could have a material adverse effect on our future profits. In addition, we purchase all of our reconstituted tobacco from one supplier, which is an affiliate of RAI, one of our major competitors. Reconstituted tobacco is a form of tobacco material manufactured as a paper-like sheet from small pieces of tobacco that are too small to incorporate into the cigarette directly and may include some tobacco stems, and which is used as a component of cigarette blends. If RAI becomes unwilling or unable to supply us and we are unable to find an alternative supplier on a timely basis, our operations could be disrupted resulting in lower production levels and reduced sales, which could have a material adverse effect on our sales volume, revenue and profits in the future.

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

Our principal properties are owned in fee and generally we own all of the machinery we use. We believe that our properties and machinery are in generally good condition. We lease sales offices in major cities throughout the United States, a cold-storage facility in Greensboro and warehousing space in 18 public distribution warehouses located throughout the United States.

Item 3.	LEGAL PROCEEDINGS

Information regarding legal proceedings is set forth in Note 19 “Legal Proceedings” to our Consolidated Financial Statements included in Part II, Item 8 of this report. The disclosure set forth in Note 19 “Legal Proceedings” is incorporated herein by reference.

Item 4.	MINE SAFETY DISCLOSURES

None.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES.

Our Common Stock began trading “regular way” on the NYSE under the symbol “LO” on June 10, 2008. There were 73 shareholders of record as of February 15, 2012. This figure excludes any estimate of the indeterminate number of beneficial holders whose shares may be held of record by brokerage firms and clearing agencies. The following table presents the high and low sales prices of our Common Stock on the NYSE as well as cash dividends declared per share during the fiscal quarters indicated:

Common Stock Market Price	Price per Share		Cash Dividends Declared
	High	Low	Per Share
2011
Fourth Quarter	$120.00	$106.46	$1.30
Third Quarter	113.67	97.38	1.30
Second Quarter	116.90	94.44	1.30
First Quarter	97.04	72.40	1.30

2010
Fourth Quarter	$89.71	$78.54	$1.125
Third Quarter	83.03	70.87	1.125
Second Quarter	82.26	70.24	1.00
First Quarter	81.74	72.07	1.00

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

In 2011, we paid cash dividends of $188 million, $185 million, $177 million and $173 million on March 11, 2011, June 10, 2011, September 12, 2011 and December 12, 2011, respectively. In 2010, we paid cash dividends of $155 million, $152 million, $171 million and $167 million on March 11, 2010, June 11, 2010, September 10, 2010 and December 13, 2010, respectively. In 2009, we paid cash dividends of $155 million, $155 million, $163 million and $158 million on March 12, 2009, June 12, 2009, September 11, 2009 and December 11, 2009, respectively. We expect to continue to pay cash dividends on our Common Stock.

Performance Graph

The following graph compares the cumulative total shareholder return on our Common Stock from June 10, 2008, the date our Common Stock commenced trading on a “when issued” basis, to December 31, 2011 with the comparable cumulative return of (i) the S&P 500 Index and (ii) the S&P Tobacco Index. The graph assumes $100 was invested on June 10, 2008 in our Common Stock and in each of the indices and assumes that all cash dividends are reinvested. The table below the graph shows the dollar value of those investments as of the dates in the graph. The comparisons in the graph are required by the SEC and are not intended to forecast or be indicative of future performance of our Common Stock.

	06/10/08	06/30/08	12/31/08	06/30/09	12/31/09	06/30/10	12/31/10	06/30/11	12/31/11
Lorillard Common Stock	100.00	90.25	75.59	93.59	113.75	104.84	122.96	167.76	179.85

S&P 500 Index	100.00	94.23	66.49	67.67	82.09	75.87	92.58	97.22	92.58

S&P 500 Tobacco Index	100.00	97.77	83.79	86.48	99.21	95.97	120.09	136.12	156.21

The performance graph and related information above shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In the fourth quarter of 2011, we repurchased the following number of shares of our Common Stock:

(In millions, except for per share amounts)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2011 – October 31, 2011	0.9	$114.41	0.9	$452
November 1, 2011 – November 30, 2011	1.3	$108.84	1.3	$306
December 1, 2011 – December 31, 2011	1.1	$110.82	1.1	$187

Total	3.3	$110.98	3.3

The shares repurchased were acquired under the share repurchase program authorized by the Board of Directors on August 12, 2011 for a maximum of $750 million. All repurchases were made in open market transactions. We record the repurchase of shares of Common Stock at cost based on the transaction date of the repurchase. As of December 31, 2011, the maximum dollar value of shares that could yet be purchased under the August 12, 2011 repurchase program was $187 million.

Item 6.	SELECTED FINANCIAL DATA

The following table includes our selected historical consolidated financial information as of the dates and for the periods indicated. The selected historical consolidated financial information as of and for the years ended December 31, 2007 through 2011 have been derived from our audited financial statements. You should read the following selected historical consolidated financial data in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes appearing herein.

	Years Ended December 31,
(In millions, except per share data)	2011	2010	2009	2008	2007
Results of Operations:
Net sales (1)	$6,466	$5,932	$5,233	$4,204	$3,969
Cost of sales (1)	4,123	3,809	3,327	2,434	2,313

Gross profit	2,343	2,123	1,906	1,770	1,656
Selling, general and administrative (2)	451	398	365	355	382

Operating income (3)	1,892	1,725	1,541	1,415	1,274
Investment income (4)	3	4	5	20	109
Interest expense	(125)	(94)	(27)	(1)	—

Income before income taxes	1,770	1,635	1,519	1,434	1,383
Income taxes	654	606	571	547	485

Net income	$1,116	$1,029	$948	$887	$898

Diluted weighted average number of shares outstanding	139.35	151.79	164.62	172.21	173.92
Diluted earnings per share	$7.99	$6.78	$5.76	$5.15	$5.16
Dividends per share	$5.20	$4.25	$3.84	$4.67	$6.72
Ratio of earnings to fixed charges	15.2	18.4	57.3	N/M	N/M

(1)	Includes excise taxes of $2,014, $1,879, $1,547, $712 and $688 million, respectively.
(2)	2008 included expenses of $18 million related to the Separation of Lorillard from Loews and 2007 included a $66 million charge related to litigation.
(3)	2011 includes a favorable impact on tobacco settlement expense of $25 million resulting from a competitor’s adoption of mark-to-market pension accounting in the fourth quarter of 2011. Tobacco settlement expenses are impacted by a number of factors including industry profits, which were significantly reduced in the fourth quarter by the competitor’s accounting change. See further discussion under Results of Operations in Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(4)	Includes interest income of $3, $4, $5, $21 and $75 million and income (loss) from limited partnership investments of $0, $0, $0, ($1) and $34 million, respectively.

	December 31,
(In millions)	2011	2010	2009	2008	2007
Financial Position:
Current assets	$2,564	$2,935	$2,181	$1,962	$2,103
Total assets	3,008	3,296	2,575	2,321	2,600
Current liabilities	1,485	1,426	1,337	1,273	1,188
Long-term debt	2,595	1,769	722	—	—
Total liabilities	4,521	3,521	2,488	1,690	1,587
Shareholders’ equity (deficit)	(1,513)	(225)	87	631	1,013

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The consolidated financial statements and accompanying notes have been prepared in accordance with GAAP, applied on a consistent basis. We continually evaluate the accounting policies and estimates used to prepare the consolidated financial statements. Significant estimates in the consolidated financial statements and related notes include: (1) accruals for tobacco settlement costs, legal expenses and litigation costs, sales incentive programs, income taxes and share-based compensation, (2) the determination of discount and other rate assumptions for defined benefit pension and other postretirement benefit expenses and (3) the valuation of pension assets. In general, our estimates are based on historical experience, evaluation of current trends, information from third party professionals and various other assumptions that we believe are reasonable under the known facts and circumstances at the time.

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

Tobacco Settlement Costs

In 1998, Lorillard Tobacco, Philip Morris, RJR Tobacco and Brown & Williamson Tobacco Corporation (now an affiliate of RJR Tobacco) (the “Original Participating Manufacturers”) entered into the MSA with 46 states and various other governments and jurisdictions to settle asserted and unasserted health care cost recovery and other claims. We and certain other U.S. tobacco product manufacturers had previously settled similar claims brought by Mississippi, Florida, Texas and Minnesota (which are referred to as the “Initial State Settlements”, and together with the MSA, are referred to as the “State Settlement Agreements”). Our portion of ongoing adjusted settlement payments and legal fees is based on our relative share of the settling manufacturers’ domestic cigarette shipments, with respect to the MSA, in the year preceding that in which the payment is due, and, with respect to the Initial State Settlements, in the year in which payment is due. We record our portion of ongoing adjusted settlement payments as part of cost of sales as product is shipped. Please read “State Settlement Agreements” beginning on page 37 for additional information.

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

We establish accruals in accordance with Accounting Standards Codification Topic 450, Contingencies (“ASC 450”), when a material litigation liability is both probable and can be reasonably estimated. There are a number of factors impacting our ability to estimate the possible loss or a range of loss, including the specific facts of each matter; the legal theories proffered by plaintiffs and legal defenses available to us; the wide-ranging outcomes reached in similar cases; differing procedural and substantive laws in the various jurisdictions in which lawsuits have been filed, including whether punitive damages may be pursued or are permissible; the degree of specificity in a plaintiff’s complaint; the history of the case and whether discovery has been completed; plaintiffs’ history of use of our cigarettes relative to those of the other defendants; the attribution of damages, if any, among multiple defendants; the application of contributory and/or comparative negligence to the allocation of damage awards among plaintiffs and defendants; the likelihood of settlements for de minimus amounts prior to trial; the likelihood of success at trial; the likelihood of success on appeal; and the impact of current and pending state and federal appellate decisions. It has been our experience and is our continued expectation that the above complexities and uncertainties will not be clarified until the late stages of litigation. For those reasonably possible loss contingencies for which an estimate of the possible loss or range of loss cannot be made, we disclose the nature of the litigation and any developments as appropriate.

We monitor the status of all outstanding litigation on an ongoing basis in order to determine the probability of loss and assess whether an estimate of the possible loss or range of loss can be determined. In evaluating litigation, we consider, among other things, the nature of the claims; the jurisdiction in which the claims have been filed and the law and case law developed in that jurisdiction; the experience of plaintiffs’ counsel in this type of litigation; the parties’ respective litigation strategies; the stage of the proceedings; the outcome of the matters at trial or on appeal; the type and amount of damages claimed by plaintiffs; the outcomes and damage awards, if any, for similar matters brought against us and/or the tobacco industry; and the possibility and likelihood of success on appeal. Our assessment of a possible loss or range of loss is based on our assessment of the final outcome of the litigation upon the conclusion of all appeals.

We record provisions in the consolidated financial statements for pending litigation when we determine that it is probable that a loss has been incurred and the amount of loss can be reasonably estimated. Except for the impact of the State Settlement Agreements as described above, while it is reasonably possible that a loss has been incurred, (i) we have concluded that it is not probable that a loss has been incurred in any material pending litigation against us, (ii) we are unable to estimate the possible loss or range of loss that could result from an unfavorable outcome in any material pending litigation due to the many variables, uncertainties and complexities described above, and (iii) accordingly, we have not provided any amounts in the consolidated financial statements for possible losses related to material pending litigation. It is possible that our results of operations or cash flows in a particular quarterly or annual period or its financial position could be materially adversely affected by an unfavorable outcome or settlement of certain pending or future litigation or an inability to secure bonds where required to stay the execution of judgments on appeal.

Defense costs associated with product liability claims are a significant component of our selling, general and administrative expenses and are accrued as incurred. Defense costs may increase in future periods, in part, as a result of the Engle Progeny Cases as described in Note 19, “Legal Proceedings,” to our consolidated financial statements beginning on page 73. Numerous factors affect product liability defense costs in any given period. The principal factors are as follows:

•	the number and types of cases filed and appealed;

•	the number of cases tried and appealed;

•	the development of the law;

•	the application of new or different theories of liability by plaintiffs and their counsel; and

•	litigation strategy and tactics.

Please read Note 19 “Legal Proceedings,” to our consolidated financial statements beginning on page 73 for detailed information regarding tobacco litigation affecting us.

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

The salary growth assumption reflects our long-term actual experience and future and near-term outlook. Long-term return on plan assets is determined based on historical portfolio results, asset allocations and management’s expectation of the future economic environment. Our major assumptions are set forth in Note 14 to our Consolidated Financial Statements beginning on page 56.

For 2011, hypothetical changes in the assumptions we used for the pension plans would have had the following impact on our pension expense:

•	A decrease of 25 basis points in the long-term rate of return would have increased our pension expense by approximately $2.4 million;

•	A decrease of 25 basis points in the discount rate would have increased our pension expense by approximately $2.6 million; and

•	An increase of 25 basis points in the future salary growth rate would have increased our net pension expense by approximately $0.8 million.

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

Recent Accounting Pronouncements

Please read “Recently adopted accounting pronouncements” in Note 1 of the Notes to Consolidated Financial Statements beginning on page 46.

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

•

Substantial annual payments continuing in perpetuity, and significant restrictions on marketing and advertising have been agreed to and are required under the terms of certain settlement agreements, including the Master Settlement Agreement among major tobacco manufacturers and 46 states and various other governments and jurisdictions (the “MSA”) that we entered into in 1998 along with Philip Morris, RJR Tobacco and Brown & Williamson Tobacco Corporation (now an affiliate of RJR Tobacco) (the other “Original Participating Manufacturers”) to settle asserted and unasserted health care cost recovery and other claims. We and certain other U.S. tobacco product manufacturers previously settled similar claims brought by Mississippi, Florida, Texas and Minnesota (the “Initial State Settlements,” and together with the MSA, the “State Settlement Agreements”). The State Settlement Agreements impose a stream of future payment obligations on us and on the other major U.S. cigarette manufacturers as product is sold and place significant restrictions on our and their ability to market and sell cigarettes.

•

The domestic cigarette market, in which we conduct our only significant business, continues to contract. As a result of price increases, restrictions on advertising, promotions and smoking in public and private facilities, increases in regulation and excise taxes, health concerns, a decline in the social acceptability of smoking, increased pressure from anti-tobacco groups and other factors, domestic cigarette shipments have decreased at a compound rate of approximately 3.6% from 2001 through 2011.

•

Increases in cigarette prices since 1998 have led to an increase in the volume of discount and, specifically, deep discount cigarettes. Cigarette price increases have been driven by increases in federal, state and local excise taxes and by manufacturer price increases. Price increases have led, and continue to lead, to high levels of discounting and other promotional activities for premium brands. Deep discount brands have grown from an estimated domestic shipment share in 1998 of less than 2.0% to an estimated share of 13.9% for the twelve months ended December 31, 2011, and continue to be a significant competitive factor in the domestic cigarette market. We do not have sufficient empirical data to determine whether the increased price of cigarettes has deterred consumers from starting to smoke or encouraged them to quit smoking, but it is likely that increased prices may have had an adverse effect on consumption and may continue to do so.

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

•

On June 27, 2011, the FDA provided a progress report on its review of the science related to menthol cigarettes. In its Menthol Update, the FDA stated that “[e]xperts within the FDA Center for Tobacco Products are conducting an independent review of the science related to the impact [of menthol] in cigarettes on public health …” The FDA also stated that it will submit its draft independent review of menthol science to an external peer review panel in July 2011, and that following the peer review period (originally announced as three and one-half months), the FDA will make available the results of the peer review and its preliminary scientific assessment for public comment. On January 26, 2012, the FDA stated that its report had been submitted to the peer review panel and comments had been received from the panel on the report. The FDA also indicated that its final report, including the peer review comments, will be released for public comment at a future date.

•

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

•

In February 2011, we, along with RJR Tobacco, filed a lawsuit in the U.S. District Court for the District of Columbia against the FDA challenging the composition of the TPSAC because of the FDA’s appointment of certain voting members with significant financial conflicts of interest. We believe these members are financially biased because they regularly testify as expert witnesses against tobacco-product manufacturers, and because they are paid consultants for pharmaceutical companies that develop and market smoking-cessation products. The suit similarly challenges the presence of certain conflicted individuals on the Constituents Subcommittee of the TPSAC. The complaint seeks a judgment (i) declaring that, among other things, the appointment of the conflicted individuals to the TPSAC (and its Constituents Subcommittee) was arbitrary, capricious, an abuse of discretion, and otherwise not in compliance with the law because it prevented the TPSAC from preparing a report that was unbiased and untainted by conflicts of interest, and (ii) enjoining the FDA from, among other things, relying on the TPSAC’s report. The FDA has filed a motion to dismiss this action, the parties have briefed the issue and a hearing was scheduled for February 14, 2012.

•

In August 2011, we, along with RJR Tobacco and several other tobacco manufacturers, filed a lawsuit in the U.S. District Court for the District of Columbia against the FDA challenging the constitutionality of certain regulations requiring specific graphic warning labels on all packaging and advertising. The Complaint seeks a judgment (i) declaring that the regulations violate the First Amendment; (ii) declaring that the regulations violate various provisions of the Administrative Procedure Act; (iii) declaring that the textual and graphic warnings required under the

FSPTCA shall become effective 15 months after the FDA issues regulations that are permissible under the U.S. Constitution and federal law; and (iv) preliminarily and permanently enjoining enforcement of the regulations. Plaintiffs have moved for a preliminary injunction, and after full briefing and oral argument, the district court granted plaintiffs’ motion. The FDA has appealed that decision to the D.C. Circuit Court of Appeals. Briefing is ongoing, and oral argument is scheduled for April 2012. Plaintiffs also moved in the district court for summary judgment in their favor. The FDA has opposed Plaintiffs’ motion and has cross moved for summary judgment in its favor. The district court granted a motion to expedite consideration of the cross summary judgment motions. Oral argument on those motions was held on February 1, 2012 before the district court. As of February 9, 2012, the court has not ruled on the motions.

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

•

Substantial federal, state and local excise taxes are reflected in the retail price of cigarettes. For the twelve months ended December 31, 2011, the federal excise tax was $1.0066 per pack and combined state and local excise taxes ranged from $0.17 to $5.85 per pack. For the twelve months ended December 31, 2011, excise tax increases ranging from $0.20 to $0.40 per pack were implemented in three states and the District of Columbia and one state excise tax decrease of $0.10 in New Hampshire. On June 21, 2010, New York state legislature approved a $1.60 per pack state excise tax increase that was implemented on July 1, 2010. The federal excise tax on cigarettes increased by $0.6166 per pack to $1.0066 per pack, effective April 1, 2009, to finance health insurance for children. It is likely that increases in excise and similar taxes have had an adverse impact on sales of cigarettes and that the most recent increase and future increases, the extent of which cannot be predicted, could result in further volume declines for the cigarette industry, including us, and an increased sales shift toward deep discount cigarettes rather than premium brands. In addition, we and other cigarette manufacturers and importers are required to pay an assessment under a federal law designed to fund payments to tobacco quota holders and growers and are required to pay an annual user fee to the FDA.

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

The following table presents selected Lorillard and industry shipment data for the years ended December 31, 2011, 2010 and 2009:

Selected Industry Data (3)

	Year Ended December 31,
(Volume in billions)	2011	2010	2009
Lorillard total domestic unit volume (1)	40.034	37.433	35.560
Industry total domestic unit volume (1)	293.098	303.679	315.735
Lorillard’s premium volume as a percentage of its total volume (2)	85.6%	86.6%	89.2%
Newport’s share of Lorillard’s total volume (2)	84.5%	85.2%	87.5%
Newport’s share of Lorillard’s net sales (2)	88.4%	88.8%	90.0%

(1)	Source: Management Science Associates, Inc. (“MSAI”), an independent third-party database management organization that collects wholesale shipment data from various cigarette manufacturers. MSAI divides the cigarette market into two price segments, the premium price segment and the discount or reduced price segment. MSAI’s information relating to unit sales volume and market share of certain of the smaller, primarily deep discount, cigarette manufacturers is based on estimates derived by MSAI. Management believes that volume and market share information for deep discount manufacturers may be understated.
(2)	Source: Lorillard shipment reports.
(3)	Domestic unit volume includes units sold as well as promotional units and excludes volumes for Puerto Rico and U.S. Possessions.

The following table presents selected Lorillard and industry retail market share data for the years ended December 31, 2011, 2010 and 2009, based on Lorillard’s proprietary retail shipment data, “EXCEL,” which reflects shipments from wholesalers to retailers.

Selected Domestic Retail Market Share Data(1)

	Year Ended December 31,
	2011	2010	2009
Lorillard’s share of the retail market	14.1%	12.9%	11.8%
Lorillard’s share of the premium market	16.5%	15.2%	14.3%
Lorillard’s share of the menthol market (2)	39.1%	38.4%	36.9%
Newport’s share of the retail market	11.9%	10.9%	10.3%
Newport’s share of the premium market	16.3%	15.0%	14.0%
Newport’s share of the menthol market (2)	36.2%	36.0%	35.1%
Total menthol segment market share for the industry (2)	30.6%	30.0%	29.3%
Total discount segment market share for the industry	27.1%	26.9%	26.7%

(1)	Source: Lorillard’s proprietary retail shipment data, EXCEL, which reflect shipments from wholesalers to retailers.
(2)	Lorillard has made certain adjustments to its proprietary retail shipment data to reflect management’s judgment as to which brands are included in the menthol segment.

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

Interest expense includes interest expense related to debt and income taxes.

Results of Operations

Year ended December 31, 2011 Compared to the Year ended December 31, 2010

	2011	2010
	(In millions)
Net sales (including excise taxes of $2,014 and $1,879)	$6,466	$5,932
Cost of sales	4,123	3,809

Gross profit	2,343	2,123
Selling, general and administrative	451	398

Operating income	1,892	1,725
Investment income	3	4
Interest expense	(125)	(94)

Income before income taxes	1,770	1,635
Income taxes	654	606

Net income	$1,116	$1,029

Net sales. Net sales increased by $534 million, or 9.0%, from $5.932 billion in 2010 to $6.466 billion in 2011. Net sales increased $486 million due to higher unit sales volume (including $135 million of federal excise tax) and $150 million due to higher average unit prices reflecting price increases in February, May and November 2010 and July and December 2011. These increases were partially offset by $102 million of higher sales incentives in 2011. Federal excise taxes are included in net sales and increased $30.83 per thousand units, or $0.62 per pack of 20 units, to $50.33 per thousand cigarettes, or $1.01 per pack of 20 cigarettes, effective April 1, 2009.

Total Lorillard wholesale unit volume, which includes Puerto Rico and U.S. Possessions, increased 6.9% during 2011 compared 2010. Domestic unit volume, which excludes Puerto Rico and U.S. Possessions, also increased 6.9% in 2011 compared to 2010. Unit volume figures in this section are provided on a gross basis. Total unit volume for Newport, the Company’s flagship brand, increased 6.0% in 2011 and domestic Newport unit volume increased 6.1% in 2011 compared to 2010. Domestic wholesale shipments for Maverick, the Company’s leading discount brand, increased 16.0% in 2011 compared 2010. Total cigarette industry domestic wholesale shipments decreased an estimated 3.5% in 2011 compared to 2010.

Based on our proprietary retail shipment data (“Excel”), which measures shipments from wholesale to retail and is unaffected by changes in wholesale inventory patterns, Lorillard’s domestic retail market share increased 1.2 share points in 2011 to 14.1%. Newport’s domestic retail market share reached 11.9% during 2011, an increase of 1.0 share points compared to 2010. The Company’s strategic initiatives including the successful launch of Newport Non-Menthol, geographic expansion initiatives on Newport Menthol and continued retail shipment growth on Maverick accounted for the increase in volume and market share growth.

Cost of sales. Cost of sales increased by $314 million, or 8.2%, from $3.809 billion in 2010 to $4.123 billion in 2011. The increase in cost of sales is primarily due to higher unit sales volume ($166 million, including $135 million of federal excise tax), higher raw material costs, primarily tobacco and wrapping materials ($28 million), higher expenses related to the State Settlement Agreements ($95 million), higher Food and Drug Administration fees ($25 million) and the Federal Assessment for Tobacco Growers ($9 million). We recorded pre-tax charges for our obligations under the State Settlement Agreements of $1.307 billion and $1.212 billion for the years ended December 31, 2011 and 2010, respectively, an increase of $95 million. The $95 million increase is due to the impact of higher unit sales ($93), the impact of the inflation adjustment ($36 million), partially offset by other adjustments ($34 million). Other adjustments include a favorable impact on tobacco settlement expense of $25 million resulting from a competitor’s adoption of mark-to-market pension accounting in the fourth quarter of 2011. The reduction in our costs associated with the mark-to-market adjustment reported by Reynolds American amounted to approximately $3 million and was recorded in the fourth quarter of 2011. In addition, industry operating profits reported in prior years were reduced as a result of the restatement arising from Reynolds American’s accounting change, which had the effect of further reducing the amounts due under the State Settlement Agreements by approximately $22 million. Tobacco settlement expenses are impacted by a number of factors including industry profits, which were significantly reduced in the fourth quarter by the competitor’s accounting change.

Selling, general and administrative. Selling, general and administrative expenses increased $53 million, or 13.3%, from $398 million in 2010 to $451 million in 2011. The increase in 2011 is primarily a result of higher legal costs related to the Engle Progeny litigation. In addition, certain other selling, general and administrative costs increased due to higher compensation costs and higher administrative costs incurred in support of strategic initiatives, including market research and advertising costs related to the launch of Newport Non-Menthol, as well as costs incurred in support of the Company’s position and industry reports to the FDA regarding the use of Menthol in cigarettes.

Interest expense. Interest expense increased $31 million in 2011, compared to 2010, and reflects interest on the senior notes issued in the second quarter of 2010 and the third quarter of 2011.

Income taxes. Income taxes increased $48 million or 7.9%, from $606 million in 2010 to $654 million in 2011. The change reflects the increase in income before income taxes of $135 million in 2011 or 8.3%, offset partially by a decrease in the effective tax rate from 37.1% to 37.0% for the years ended December 31, 2010 and 2011, respectively. The decrease was primarily driven by state tax law changes enacted during the second quarter of 2011 as well as the settlement of certain state and federal tax matters.

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

Total Lorillard wholesale unit volume, which includes Puerto Rico and U.S. Possessions, increased 5.0% during 2010 compared to 2009. Domestic unit volume, which excludes Puerto Rico and U.S. Possessions, increased 5.3% in 2010 compared to 2009. Unit volume figures in this section are provided on a gross basis. Total unit volume for Newport, the Company’s flagship brand, increased 2.3% in 2010 and domestic Newport unit volume increased 2.5% in 2010 compared to 2009. Domestic wholesale shipments for Maverick, the Company’s leading discount brand, increased 31.5% in 2010 compared to 2009. Excluding the launch of Newport Non-Menthol in the fourth quarter of 2010, Newport’s domestic wholesale unit shipments increased 1.2% during 2010. Industry-wide domestic unit volume decreased an estimated 3.8% during 2010 compared to 2009.

Based on our proprietary retail shipment data (“Excel”), which measures shipments from wholesale to retail and is unaffected by changes in wholesale inventory patterns, Lorillard’s domestic retail market share increased 1.1 share points in 2010 to 12.9%. Newport’s domestic retail market share reached 10.9% during 2010, an increase of 0.6 share points compared to 2009. The Company’s successful launch of Newport Non-Menthol, geographic expansion initiatives on Newport Menthol and continued retail shipment growth on Maverick accounted for the increase in volume and market share growth.

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

Liquidity and Capital Resources

Our cash and cash equivalents of $1.634 billion at December 31, 2011 were invested in prime money market funds.

Cash Flows

Cash flow from operating activities. The principal source of liquidity for our business and operating needs is internally generated funds from our operations. We generated net cash flow from operations of $1.183 billion for 2011 compared to $1.091 billion for 2010. The increased cash flow in 2011 primarily reflects the increase in net income. Net cash flow from operations was $1.091 billion for 2010, compared to $1.037 billion for 2009. The increased cash flow in 2010 primarily reflects the increase in net income.

Cash flow from investing activities. Our cash flow from investing activities used cash of $56 million for the twelve months ended December 31, 2011 compared to $40 million for 2010. The increase in cash flow used by investing activities in 2011 is due to increased purchases of equipment. Our cash flow from investing activities used cash of $40 million for the twelve months ended December 31, 2010 compared to $51 million for 2009. The decrease in cash flow used by investing activities in 2010 is due to decreased purchases of equipment.

Capital expenditures were $56 million, $40 million and $51 million for 2011, 2010 and 2009, respectively. The expenditures were primarily for the modernization of manufacturing equipment. Our capital expenditures for 2012 are forecast to be between $65 million and $75 million.

Cash flow from financing activities. Our cash flow from operations has exceeded our working capital and capital expenditure requirements in each of the years ended December 31, 2011, 2010 and 2009. In 2009, we paid cash dividends of $155 million, $155 million, $163 million and $158 million on March 12, 2009, June 12, 2009,

September 11, 2009 and December 11, 2009, respectively. In 2010, we paid cash dividends of $155 million, $152 million, $171 million and $167 million on March 11, 2010, June 11, 2010, September 10, 2010 and December 13, 2010, respectively. In 2011, we paid cash dividends of $188 million, $185 million, $177 million and $173 million on March 11, 2011, June 10, 2011, September 12, 2011 and December 12, 2011, respectively.

In June 2009, Lorillard Tobacco issued $750 million aggregate principal amount of 8.125% unsecured senior notes due June 23, 2019 (the “2019 Notes”) pursuant to an Indenture, dated June 23, 2009 (the “Indenture”), and First Supplemental Indenture, dated June 23, 2009 (the “First Supplemental Indenture”).

In September 2009, Lorillard Tobacco entered into interest rate swap agreements, which the Company guaranteed, with a total notional amount of $750 million to modify its exposure to interest rate risk by effectively converting the interest rate payable on the 2019 Notes from a fixed rate to a floating rate. Under the agreements, Lorillard Tobacco receives interest based on a fixed rate of 8.125% and pays interest based on a floating one-month LIBOR rate plus a spread of 4.625%. The variable rates were 4.896% and 4.886% as of December 31, 2011 and 2010, respectively. The agreements expire in June 2019. The interest rate swap agreements qualify for hedge accounting and were designated as fair value hedges. Under the swap agreements, Lorillard Tobacco receives a fixed rate settlement and pays a variable rate settlement with the difference recorded in interest expense. That difference reduced interest expense by $24 and $24 and for the years ended 2011 and 2010, respectively.

In April 2010, Lorillard Tobacco issued $1 billion of unsecured senior notes in two tranches pursuant to Indenture, and the Second Supplemental Indenture, dated April 12, 2010 (the “Second Supplemental Indenture”). The first tranche was $750 million aggregate principal amount of 6.875% Notes due May 1, 2020 (the “2020 Notes”), and the second tranche was $250 million aggregate principal amount of 8.125% Notes due May 1, 2040 (the “2040 Notes”).

In August 2011, Lorillard Tobacco issued $750 million of unsecured senior notes in two tranches pursuant to the Indenture and the Third Supplemental Indenture, dated August 4, 2011 (the “Third Supplemental Indenture”). The first tranche was $500 million aggregate principal amount of 3.500% Notes due August 4, 2016 (the “2016 Notes”) and the second tranche was $250 million aggregate principal amount of 7.000% Notes due August 4, 2041 (the “2041 Notes”). Lorillard Tobacco is the principal, wholly-owned operating subsidiary of the Company and the 2016 Notes, 2019 Notes, 2020 Notes, 2040 Notes and 2041 Notes (collectively, the “Notes”) are unconditionally guaranteed on a senior unsecured basis by the Company. The net proceeds from the issuance will be used for general corporate purposes, which may include, among other things, the repurchase, redemption or retirement of securities including the Company’s common stock, acquisitions, additions to working capital and capital expenditures.

The interest rate payable on the 2019 Notes is subject to incremental increases from 0.25% to 2.00% in the event either Moody’s Investors Services, Inc. (“Moody’s”), Standard & Poor’s Ratings Services (“S&P”) or both Moody’s and S&P downgrade the 2019 Notes below investment grade (Baa3 and BBB- for Moody’s and S&P, respectively). As of December 31, 2011, our debt ratings were Baa2 and BBB- with Moody’s and S&P, respectively, both of which are investment grade.

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

During 2011, we repurchased approximately 15.6 million shares at a cost of $101.94 per share and totaling $1.586 billion under the $1.4 billion repurchase program announced in August 2010 and amended in May 2011, and the $750 million repurchase program announced in August 2011. As of February 15, 2012, the maximum dollar value of shares that could yet be purchased under the $750 million program was $27 million.

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

The rate of return on our pension assets in 2011 was a positive 4.9%. Our pension expense was approximately $15 million in 2011 and we anticipate pension expense of approximately $24 million in 2012. We contributed $28 million to our pension plans in 2011 and anticipate a contribution of $31 million in 2012.

We believe that it is appropriate for a company of our size and financial characteristics to have a prudent level of debt as a component of our capital structure in order to reduce our total cost of capital and improve total shareholder returns. Accordingly, we raised $750 million, $1 billion and $750 million of debt financing in 2011, 2010 and 2009, respectively, and we expect that we will seek to raise additional debt financing in the future, although the structure, timing and amount of such indebtedness has not yet been determined and will depend on a number of factors, including, but not limited to the prevailing credit and interest rate environment, our cash requirements, and other business, financial and tax considerations. The proceeds of any such debt financing may be used to fund stock repurchases, acquisitions, dividends or for other general corporate purposes. We presently have no commitments or agreements with or from any third party regarding any debt financing transactions and no assurance can be given that we will ultimately pursue any debt financing or, if pursued, that we will be able to obtain debt financing at the suggested levels or on attractive terms.

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

There were no borrowings under the Revolver during 2010 or 2011.

State Settlement Agreements

The State Settlement Agreements require us and the other Original Participating Manufacturers (Philip Morris, RJR Tobacco and Brown & Williamson Tobacco Corporation (now an affiliate of RJR Tobacco)) to make aggregate annual payments of $10.4 billion in perpetuity, subject to adjustment for several factors described below. In addition, the Original Participating Manufacturers are required to pay plaintiffs’ attorneys’ fees, subject to an aggregate annual cap of $500 million. These payment obligations are several and not joint obligations of each of the Original Participating Manufacturers. Our obligations under the State Settlement Agreements will materially adversely affect our cash flows and operating income in future years.

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

During 2011, we paid $1.219 billion under the State Settlement Agreements, primarily based on 2010 volume. Included in the above number was $107 million we deposited in an interest-bearing escrow account in accordance with procedures established in the MSA pending resolution of a claim by us and the other Original Participating Manufacturers that they are entitled to reduce their MSA payments based on a loss of market share to non-participating manufacturers. Most of the states that are parties to the MSA are disputing the availability of the reduction and we believe that this dispute will ultimately be resolved by judicial and arbitration proceedings. Our $107 million reduction is based upon the Original Participating Manufacturers collective loss of market share in 2008. In April of 2010, 2009, 2008, 2007 and 2006, we had previously deposited $88 million, $74 million, $72 million, $111 million and $109 million, respectively, in the same escrow account discussed above, which was based on a loss of market share in 2007, 2006, 2005, 2004 and 2003 to non-participating manufacturers. In February 2009, we directed the transfer of $72 million from this account to the non-disputed account, related to the loss of market share in 2005, pursuant to an Agreement Concerning Arbitration that we and other Participating Manufacturers entered into with certain MSA states. This amount was then paid to the MSA states. We and other Original Participating Manufacturers have the right to claim additional reductions of MSA payments in subsequent years under provisions of the MSA.

Contractual Cash Payment Obligations

The following table presents the contractual cash payment obligations of Lorillard as of December 31, 2011:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In millions)
Senior notes	$2,500	$—	$—	$500	$2,000
Interest payments related to notes	2,055	167	504	311	1,073
Contractual purchase obligations	78	78	—	—	—
Operating lease obligations	3	2	1	—	—

Total	$4,636	$247	$505	$811	$3,073

As of December 31, 2011, we do not believe that we will make any payments in the next twelve months related to gross unrecognized tax benefits. We cannot make a reasonably reliable estimate of the amount of liabilities for unrecognized tax benefits that may result in cash settlements for periods beyond twelve months.

As previously discussed, we have entered into the State Settlement Agreements which impose a stream of future payment obligations on us and the other major U.S. cigarette manufacturers. Our portion of ongoing adjusted settlement payments, including fees to settling plaintiffs’ attorneys, are based on a number of factors which are described above. Our cash payment under the State Settlement Agreements in 2011 amounted to $1.219 billion and we estimate our cash payments in 2012 under the State Settlement Agreements will be between $1.350 billion and $1.400 billion, primarily based on 2011 estimated industry volume. Payment obligations are not incurred until the related sales occur and therefore are not reflected in the above table. Please see the discussion of the calculation of the Original Participating Manufacturers base payment obligations under the State Settlement Agreements under “State Settlement Agreements” on page 37.

Off-Balance Sheet Arrangements – None.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We invest in financial instruments that involve market risk. Our measure of market risk exposure represents an estimate of the change in fair value of our financial instruments. Market risk exposure is presented below for each class of financial instrument we held at December 31, 2011, assuming immediate adverse market movements of the magnitude described below. We believe that the rate of adverse market movement represents a measure of exposure to loss under hypothetically assumed adverse conditions. The estimated market risk exposure represents the hypothetical loss to future earnings and does not represent the maximum possible loss nor any expected actual loss, even under adverse conditions, because actual adverse fluctuations would likely differ. In addition, since our investment portfolio is subject to change based on our portfolio management strategy as well as in response to changes in the market, these estimates are not necessarily indicative of the actual results which may occur. The market risk exposure represents the potential loss in carrying value and pretax impact to future earnings caused by the hypothetical change in price.

Exposure to market risk is managed and monitored by senior management. Senior management approves our overall investment strategy and has the responsibility to ensure that the investment positions are consistent with that strategy with an acceptable level of risk.

Interest rate risk. Our investments, which are included in cash and cash equivalents, consist of money market funds with financial institutions. Those investments are exposed to fluctuations in interest rates. A sensitivity analysis, based on a hypothetical 1% increase or decrease in interest rates on our average 2011 investments, would cause an increase or decrease in pre-tax income of approximately $16 million.

Our debt is denominated in US Dollars and has been issued at a fixed rate. In September 2009, we entered into interest rate swap agreements for a total notional amount of $750 million to hedge changes in fair value of the Notes due to changes in the designated benchmark interest rate. Changes in the fair value of the derivative are recorded in earnings along with offsetting adjustments to the carrying amount of the hedged debt. A sensitivity analysis, based on a hypothetical 1% change in LIBOR, would cause an increase or decrease in pretax income of approximately $8 million for 2011.

Liquidity risk. We may be forced to cash settle all or a portion of our derivative contracts before the expiration date if our debt rating is downgraded below Ba2 by Moody’s or BB by S&P. This could have a negative impact on our cash position. Early cash settlement would result in the timing of our hedge settlement not being matched to the cash settlement of the debt. Our current Moody’s debt rating is Baa2, and our current S&P debt rating is BBB-, both of which are above the ratings at which settlement of our derivative contracts would be required. See Note 11 for additional information on derivatives.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements and Supplementary Data are comprised of the following sections:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Lorillard, Inc.

Greensboro, North Carolina

We have audited the accompanying consolidated balance sheets of Lorillard, Inc. and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of income, shareholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2012 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Charlotte, North Carolina

February 21, 2012

LORILLARD, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
(In millions, except per share data)	2011	2010
ASSETS:
Cash and cash equivalents	$1,634	$2,063
Accounts receivable, less allowances of $2 and $3	10	9
Other receivables	83	68
Inventories	277	277
Deferred income taxes	535	503
Other current assets	25	15

Total current assets	2,564	2,935
Plant and equipment, net	262	243
Prepaid pension assets	—	66
Deferred income taxes	54	6
Other assets	128	46

Total assets	$3,008	$3,296

LIABILITIES AND SHAREHOLDERS’ DEFICIT:
Accounts and drafts payable	$32	$27
Accrued liabilities	296	333
Settlement costs	1,151	1,060
Income taxes	6	6

Total current liabilities	1,485	1,426
Long-term debt	2,595	1,769
Postretirement pension, medical and life insurance benefits	388	284
Other liabilities	53	42

Total liabilities	4,521	3,521

Commitments and Contingent Liabilities

Shareholders’ Deficit:
Preferred stock, $0.01 par value, authorized 10 million shares	—	—
Common stock:
Authorized – 600 million shares; par value—$.01 per share Issued – 175 million and 174 million shares (outstanding 132 million and 147 million shares)	2	2
Additional paid-in capital	266	242
Retained earnings	2,059	1,666
Accumulated other comprehensive loss	(228)	(109)
Treasury stock at cost, 43 million and 27 million shares	(3,612)	(2,026)

Total shareholders’ deficit	(1,513)	(225)

Total liabilities and shareholders’ deficit	$3,008	$3,296

See Notes to Consolidated Financial Statements

LORILLARD, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(In millions, except per share data)	2011	2010	2009
Net sales (including excise taxes of $2,014, $1,879 and $1,547)	$6,466	$5,932	$5,233
Cost of sales	4,123	3,809	3,327

Gross profit	2,343	2,123	1,906
Selling, general and administrative	451	398	365

Operating income	1,892	1,725	1,541
Investment income	3	4	5
Interest expense	(125)	(94)	(27)

Income before income taxes	1,770	1,635	1,519
Income taxes	654	606	571

Net income	$1,116	$1,029	$948

Earnings per share:
Basic	$8.00	$6.78	$5.76
Diluted	$7.99	$6.78	$5.76
Weighted average number of shares outstanding:
Basic	139.11	151.59	164.48
Diluted	139.35	151.79	164.62

See Notes to Consolidated Financial Statements

LORILLARD, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(DEFICIT)

	Compre- hensive Income (Loss)	Common Stock	Additional Paid-in Capital	Retained Earnings	Accum- ulated Other Compre- hensive Loss	Treasury Stock	Total Share- Holders’ Equity (Deficit)
(In millions)
Balance, December 31, 2008		$2	$222	$965	$(158)	$(400)	$631
Comprehensive income:
Net income	$948			948			948
Other comprehensive gains, defined benefit retirement plans, net of tax benefit of $20	37				37		37

Comprehensive income	$985

Dividends paid ($3.84 per share)				(631)			(631)
Share repurchases						(910)	(910)
Share-based compensation			12				12

Balance, December 31, 2009		2	234	1,282	(121)	(1,310)	87

Comprehensive income:
Net income	$1,029			1,029			1,029
Other comprehensive gains, defined benefit retirement plans, net of tax expense of $6	12				12		12

Comprehensive income	$1,041

Dividends paid ($4.25 per share)				(645)			(645)
Share repurchases						(716)	(716)
Share-based compensation			8				8

Balance, December 31, 2010		2	242	1,666	(109)	(2,026)	(225)

Comprehensive income:
Net income	$1,116			1,116			1,116
Other comprehensive loss, defined benefit retirement plans, net of tax benefit of $64	(119)				(119)		(119)

Comprehensive income	$997

Dividends paid ($5.20 per share)				(723)			(723)
Share repurchases						(1,586)	(1,586)
Share-based compensation			24				24

Balance, December 31, 2011		$2	$266	$2,059	$(228)	$(3,612)	$(1,513)

See Notes to Consolidated Financial Statements

LORILLARD, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2011	2010	2009
	(In millions)
Cash flows from operating activities:
Net income	$1,116	$1,029	$948
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	37	35	32
Pension, health and life insurance contributions	(42)	(32)	(37)
Pension, health and life insurance benefits expense	28	30	46
Deferred income taxes	(15)	1	(9)
Share-based compensation	16	8	5
Excess tax benefits from share-based arrangements	(4)	(2)	(1)
Changes in operating assets and liabilities:
Accounts and other receivables	1	5	12
Inventories	—	4	(26)
Accounts payable and accrued liabilities	(33)	(46)	56
Settlement costs	91	78	8
Income taxes	(6)	(34)	—
Other current assets	(10)	(2)	—
Other assets	4	17	(4)
Other	—	—	7

Net cash provided by operating activities	1,183	1,091	1,037

Cash flows from investing activities:
Additions to plant and equipment	(56)	(40)	(51)
Cash flows from financing activities:
Shares repurchased	(1,586)	(716)	(910)
Proceeds from issuance of long-term debt	750	1,000	750
Dividends paid	(723)	(645)	(631)
Debt issuance costs	(9)	(13)	(5)
Proceeds from exercise of stock options	8	—	2
Excess tax benefits from share-based arrangements	4	2	1

Net cash used in financing activities	(1,556)	(372)	(793)

Change in cash and cash equivalents	(429)	679	193
Cash and cash equivalents, beginning of year	2,063	1,384	1,191

Cash and cash equivalents, end of year	$1,634	$2,063	$1,384

Cash paid for income taxes	$671	$637	$563
Cash paid for interest, net of cash received from interest rate swaps of $24 in 2011, $24 in 2010 and $6 in 2009	$109	$79	$28

See Notes to Consolidated Financial Statements

LORILLARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Significant Accounting Policies

Basis of presentation— Lorillard, Inc., through its subsidiaries, is engaged in the manufacture and sale of cigarettes. Its principal products are marketed under the brand names of Newport, Kent, True, Maverick and Old Gold with substantially all of its sales in the United States of America.

The consolidated financial statements of Lorillard, Inc. (the “Company”), together with its subsidiaries (“Lorillard” or “we” or “us” or “our”), include the accounts of the Company and its subsidiaries after the elimination of intercompany accounts and transactions. The Company manages its operations on the basis of one operating and reportable segment through its principal subsidiary, Lorillard Tobacco Company (“Lorillard Tobacco” or “Issuer”).

Use of estimates—The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and related notes. Significant estimates in the consolidated financial statements and related notes include: (1) accruals for tobacco settlement costs, litigation, sales incentive programs, income taxes and share-based compensation, (2) the determination of discount and other rate assumptions for defined benefit pension and other postretirement benefit expenses and (3) the valuation of pension assets. Actual results could differ from those estimates.

Cash equivalents—Cash equivalents consist of short-term liquid investments with a maturity at date of purchase of 90 days or less. Interest and dividend income are included in investment income.

Inventories—Inventories are valued at the lower of cost, determined on a last-in, first-out (“LIFO”) basis, or market. A significant portion of leaf tobacco on hand will not be sold or used within one year, due to the duration of the aging process. All inventory of leaf tobacco, including the portion that has an operating cycle that exceeds 12 months, is classified as a current asset and is a generally recognized trade practice.

Depreciation—Buildings, machinery and equipment are depreciated for financial reporting purposes on the straight-line method over estimated useful lives of those assets of 40 years for buildings and 3 to 12 years for machinery and equipment.

Derivative agreements—In September 2009, Lorillard Tobacco entered into interest rate swap agreements, which the Company guaranteed, with a total notional amount of $750 million. The interest rate swap agreements qualify for hedge accounting and were designated as fair value hedges. Under the swap agreements, Lorillard Tobacco receives a fixed rate settlement and pays a variable rate settlement with the difference recorded in interest expense. Changes in the fair value of the swap agreements are recorded in other assets or other liabilities with an offsetting adjustment to the carrying amount of the hedged debt. See Notes 8 and 11.

Accumulated other comprehensive income (loss) — The primary components of accumulated other comprehensive income (loss) (“AOCI”) are unamortized actuarial gains and losses and prior service costs related to Lorillard’s defined benefit pension and postretirement plans. These unamortized gains and losses and prior service costs are recognized in net periodic benefit costs over the estimated service lives of covered employees.

Revenue recognition—Revenue from product sales, net of sales incentives, is recognized at the time ownership of the goods transfers to customers and collectability is reasonably assured. Federal excise taxes are recognized on a gross basis, and are reflected in both net sales and cost of sales. Sales incentives include retail price discounts, coupons and retail display allowances and are recorded as a reduction of revenue based on amounts estimated as due to customers and consumers at the end of a period based primarily on use and redemption rates. Sales to one customer represented 28%, 27% and 26% of Lorillard’s revenues in 2011, 2010 and 2009, respectively. Our largest selling brand, Newport, accounted for approximately 88.4%, 88.8% and 90.0% of net sales of Lorillard in 2011, 2010 and 2009, respectively.

Cost of sales—Cost of sales includes federal excise taxes, leaf tobacco cost, wrapping and casing material, manufacturing labor and production salaries, wages and overhead, research and development costs, distribution, other manufacturing costs, State Settlement Agreement expenses, the federal assessment for tobacco growers, Food and Drug Administration fees, and promotional product expenses. Promotional product expenses include the cost, including excise taxes, of the free portion of “buy some get some free” promotions. We purchased approximately 24.9%, 27.4% and 21.7% of our leaf tobacco from one dealer in 2011, 2010 and 2009, respectively.

Advertising and marketing costs—Advertising costs are recorded as expense in the year incurred. Marketing and advertising costs that include such items as direct mail, advertising, agency fees and point of sale materials are included in selling, general and administrative expenses. Advertising expense was $41 million, $35 million and $40 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Research and development costs—Research and development costs are recorded as expense as incurred, are included in cost of sales and amounted to $22 million, $19 million and $19 million for each of the years ended December 31, 2011, 2010 and 2009, respectively.

Tobacco settlement costs—Lorillard recorded pre-tax charges of $1.307 billion, $1.212 billion and $1.128 billion for the years ended December 31, 2011, 2010 and 2009, respectively, to accrue its obligations under the State Settlement Agreements (see Note 19). Lorillard’s portion of ongoing adjusted settlement payments and legal fees is based on its share of total domestic cigarette shipments in that year. Accordingly, Lorillard records its portion of ongoing adjusted settlement payments as part of cost of sales as the related sales occur. Payments are made annually and are generally due in April of the year following the accrual of costs. The settlement cost liability on the balance sheets represents the unpaid portion of the Company’s obligations under the State Settlement Agreements.

Share-Based compensation costs—Under the 2008 Incentive Compensation Plan, the fair market value of the restricted shares and the exercise price of stock options is based on the closing price at the date of the grant. Share-based compensation expense is recognized net of an estimated forfeiture rate and for shares expected to vest, using a straight-line basis over the requisite service period of the award.

Legal costs and loss contingencies—Legal costs are expensed as incurred and amounted to $140 million, $116 million and $98 million for the years ended December 31, 2011, 2010 and 2009, respectively. Lorillard establishes accruals in accordance with Accounting Standards Codification Topic 450, Contingencies (“ASC 450”), when a material litigation liability is both probable and can be reasonably estimated as a charge to selling, general and administrative expense. There are a number of factors impacting Lorillard’s ability to estimate the possible loss or a range of loss, including the specific facts of each matter; the legal theories proffered by plaintiffs and legal defenses available to Lorillard Tobacco and Lorillard, Inc.; the wide-ranging outcomes reached in similar cases; differing procedural and substantive laws in the various jurisdictions in which lawsuits have been filed, including whether punitive damages may be pursued or are permissible; the degree of specificity in a plaintiff’s complaint; the history of the case and whether discovery has been completed; plaintiffs’ history of use of Lorillard Tobacco’s cigarettes relative to those of the other defendants; the attribution of damages, if any, among multiple defendants; the application of contributory and/or comparative negligence to the allocation of damage awards among plaintiffs and defendants; the likelihood of settlements for de minimus amounts prior to trial; the likelihood of success at trial; the likelihood of success on appeal; and the impact of current and pending state and federal appellate decisions. It has been Lorillard’s experience and is its continued expectation that the above complexities and uncertainties will not be clarified until the late stages of litigation. For those reasonably possible loss contingencies for which an estimate of the possible loss or range of loss cannot be made, Lorillard discloses the nature of the litigation and any developments as appropriate. See Note 19 for a description of loss contingencies.

Income taxes—Deferred tax assets and liabilities are determined based on the differences between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Judgment is required in determining income tax provisions and in evaluating tax positions. For uncertain tax positions to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. Where applicable, interest related to uncertain tax positions is recognized in interest expense. Penalties, if incurred, are recognized as a component of income tax expense.

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

Lorillard adopted FASB ASC Section 815-10-50 “Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133.” ASC 815-10-50 requires qualitative disclosures about the objectives and strategies for using derivatives; quantitative data about the fair value of, and gains and losses on, derivative contracts; and details of credit-risk-related contingent features in hedged positions. ASC 815-10-50 also requires enhanced disclosure around derivative instruments in financial statements accounted for under ASC Subtopic 815-20, “Accounting for Derivative Instruments and Hedging Activities,” and how hedges affect an entity’s financial position, financial performance and cash flows. ASC 815-10-50 was effective for fiscal years and interim periods beginning after November 15, 2008. Lorillard adopted ASC 815-10-50 in September 2009. See Note 11 for related disclosure.

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

Accounting pronouncements not yet adopted — In May 2011, the FASB issued ASU 2011-04 “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.” ASU 2011-04 clarifies certain areas of the fair value guidance, including application of the highest and best use and valuation premise concepts, measuring the fair value of an instrument classified in a reporting entity’s shareholders’ equity, and quantitative information about unobservable inputs used in a Level 3 fair value measurement. Additionally, ASU 2011-04 contains guidance on measuring the fair value of instruments that are managed within a portfolio, application of premiums and discounts in a fair value measurement, and requires additional disclosures about fair value measurements. The amendments contained in ASU 2011-04 are to be applied prospectively, and ASU 2011-04 is effective for public companies for interim and annual periods beginning after December 15, 2011. The adoption of ASU 2011-04 will not have a material impact on Lorillard’s financial position or results of operations.

In June 2011, the FASB issued ASU 2011-05 “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” ASU 2011-05 requires presentation of comprehensive income in either a single statement of comprehensive income or two separate but consecutive statements. ASU 2011-05 does not change the definitions or the components of net income and other comprehensive income (OCI), when an item must be reclassified from OCI to net income, or earnings per share, which is still calculated using net income. The entity still has the choice to either present OCI components before tax with one line amount for tax, or net of taxes. Disclosure of the tax impact for each OCI component is still required. ASU 2011-05 is effective for public companies for reporting periods beginning after December 15, 2011 and must be applied retrospectively. The adoption of ASU 2011-05 will not have a material impact on Lorillard’s financial position or results of operations but will result in the presentation of a separate statement of other comprehensive income.

2.	Inventories

Inventories are valued at the lower of cost, determined on a LIFO basis, or market and consisted of the following:

	December 31,
	2011	2010
	(In millions)
Leaf tobacco	$230	$225
Manufactured stock	43	48
Materials and supplies	4	4

	$277	$277

If the average cost method of accounting was used, inventories would be greater by approximately $223 million and $206 million at December 31, 2011 and 2010, respectively.

3.	Other Current Assets

Other current assets were as follows:

	December 31,
	2011	2010
	(In millions)
Restricted cash	$13	$13
Appeal bonds	7	—
Other current assets	5	2

Total	$25	$15

4.	Plant and Equipment, Net

Plant and equipment is stated at historical cost and consisted of the following:

	December 31,
	2011	2010
	(In millions)
Land	$3	$3
Buildings	90	89
Equipment	597	573

Total	690	665
Accumulated depreciation	(428)	(422)

Plant and equipment, net	$262	$243

Depreciation and amortization expense was $37 million, $35 million and $32 million for 2011, 2010 and 2009, respectively.

5.	Other Assets

Other assets were as follows:

	December 31,
	2011	2010
	(In millions)
Debt issuance costs	$24	$17
Interest rate swap	95	19
Other prepaid assets	9	10

Total	$128	$46

6.	Accrued Liabilities

Accrued liabilities were as follows:

	December 31,
	2011	2010
	(In millions)
Legal fees	$28	$30
Salaries and other compensation	20	18
Medical and other employee benefit plans	31	31
Consumer rebates	60	59
Sales promotion	23	20
Accrued vendor charges	7	5
Excise and other taxes	52	52
Scott litigation accrual	—	68
Accrued bond interest	27	14
Other accrued liabilities	48	36

Total	$296	$333

7.	Commitments

Lorillard leases certain real estate and transportation equipment under various operating leases. Listed below are future minimum rental payments required under those operating leases with non-cancelable terms in excess of one year.

December 31, 2011
(In millions)
2011	$1.7
2012	0.9
2013	0.3
2014	0.0
2015	0.0

Net Minimum lease payments	$2.9

Rental expense for all operating leases was $5 million, $6 million and $6 million for 2011, 2010 and 2009, respectively. At December 31, 2011, Lorillard had contractual purchase obligations of approximately $78 million. These purchase obligations related primarily to agreements to purchase machinery. Future contractual purchase obligations at December 31, 2011 were as follows:

	2012	2013	2014	2015	2016
	(In millions)
Contractual purchase obligations	$78	$0	$0	$0	$0

8.	Fair Value

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

Assets and liabilities measured at fair value on a recurring basis at December 31, 2011 were as follows:

(In millions)	Level 1	Level 2	Level 3	Total
Cash and Cash Equivalents:
Prime money market funds	$1,634	$—	$—	$1,634

Total cash and cash equivalents	$1,634	$—	$—	$1,634

Derivative Asset:
Interest rate swaps — fixed to floating rate	$—	$95	$—	$95

Total derivative asset	$—	$95	$—	$95

Assets and liabilities measured at fair value on a recurring basis at December 31, 2010 were as follows:

(In millions)	Level 1	Level 2	Level 3	Total
Cash and Cash Equivalents:
Prime money market funds	$2,063	$—	$—	$2,063

Total cash and cash equivalents	$2,063	$—	$—	$2,063

Derivative Asset:
Interest rate swaps — fixed to floating rate	$—	$19	$—	$19

Total derivative asset	$—	$19	$—	$19

There were no transfers between Level 1 and Level 2 for the years ended December 31, 2011 and 2010.

The fair value of the money market funds, classified as Level 1, utilized quoted prices in active markets.

The fair value of the interest rate swaps, classified as Level 2, utilized a market approach model using the notional amount of the interest rate swap and observable inputs of time to maturity and market interest rates. See Note 11 for additional information on the interest rate swaps.

9.	Credit Agreement

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

As of December 31, 2011, Lorillard was in compliance with all financial covenants and there were no borrowings under the Revolver.

10.	Long-Term Debt

Long-term debt, net of interest rate swaps, consisted of the following:

	December 31, 2011	December 31, 2010
	(In millions)
2016 Notes – 3.500% Notes due 2016	$500	$—
2019 Notes - 8.125% Notes due 2019	845	769
2020 Notes - 6.875% Notes due 2020	750	750
2040 Notes - 8.125% Notes due 2040	250	250
2041 Notes - 7.000% Notes due 2041	250	—

Total long-term debt	$2,595	$1,769

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

In August 2011, Lorillard Tobacco issued $750 million of unsecured senior notes in two tranches pursuant to an Indenture, dated June 23, 2009, and the Third Supplemental Indenture, dated August 4, 2011 (the “Third Supplemental Indenture”). The first tranche was $500 million aggregate principal amount of 3.500% Notes due August 4, 2016 (the “2016 Notes”), and the second tranche was $250 million aggregate principal amount of 7.000% Notes due August 4, 2041 (the “2041 Notes”). The net proceeds from the issuance will be used for general corporate purposes, which may include, among other things, the repurchase, redemption or retirement of securities including the Company’s common stock, acquisitions, additions to working capital and capital expenditures.

Lorillard Tobacco is the principal, wholly owned operating subsidiary of the Company and the 2016 Notes, 2019 Notes, 2020 Notes, 2040 Notes and 2041 Notes (collectively, the “Notes”) are unconditionally guaranteed on a senior unsecured basis by the Company.

The interest rate payable on the 2019 Notes is subject to incremental increases from 0.25% to 2.00% in the event either Moody’s Investors Services, Inc. (“Moody’s”), Standard & Poor’s Ratings Services (“S&P”) or both Moody’s and S&P downgrade the 2019 Notes below investment grade (Baa3 and BBB- for Moody’s and S&P, respectively). As of December 31, 2011, our debt ratings were Baa2 and BBB- with Moody’s and S&P, respectively, both of which are investment grade.

Upon the occurrence of a change of control triggering event, Lorillard Tobacco will be required to make an offer to repurchase the Notes at a price equal to 101% of the aggregate principal amount of the Notes, plus accrued interest. A “change of control triggering event” occurs when there is both a “change of control” (as defined in the Supplemental Indenture) and the Notes cease to be rated investment grade by both Moody’s and S&P within 60 days of the occurrence of a change of control or public announcement of the intention to effect a change of control. The Notes are not entitled to any sinking fund and are not redeemable prior to maturity. The Notes contain covenants that restrict liens and sale and leaseback transactions, subject to a limited exception. At December 31, 2011 and 2010, the carrying value of the Notes was $2,595 and $1,769 million, respectively, and the fair value was $2,801 and $1,865 million, respectively. The fair value of the Notes is based on market pricing.

11.	Derivative Instruments

In September 2009, Lorillard Tobacco entered into interest rate swap agreements, which the Company guaranteed, with a total notional amount of $750 million to modify its exposure to interest rate risk by effectively converting the interest rate payable on the Notes from a fixed rate to a floating rate. Under the agreements, Lorillard Tobacco receives interest based on a fixed rate of 8.125% and pays interest based on a floating one-month LIBOR rate plus a spread of 4.625%. The variable rates were 4.896% and 4.886% as of December 31, 2011 and 2010, respectively. The agreements expire in June 2019. The interest rate swap agreements qualify for hedge accounting and were designated as fair value hedges. Under the swap agreements, Lorillard Tobacco receives a fixed rate settlement and pays a variable rate settlement with the difference recorded in interest expense. That difference reduced interest expense by $24 and $24 and for the years ended 2011 and 2010, respectively.

For derivatives designated as fair value hedges, which relate entirely to hedges of long-term debt, changes in the fair value of the derivatives are recorded in other assets or other liabilities with an offsetting adjustment to the carrying amount of the hedged debt. At December 31, 2011 and 2010, the adjusted carrying amounts of the hedged debt were $845 and $769, respectively and the amounts included in other assets were $95 million and $19 million, respectively.

If our debt rating is downgraded below Ba2 by Moody’s or BB by S&P, the swap agreements will terminate and we will be required to settle them in cash before their expiration date. As of December 31, 2011, our debt ratings were Baa2 and BBB- with Moody’s and S&P, respectively, both of which are above the ratings at which settlement of our derivative contracts would be required.

12.	Earnings Per Share

Basic and diluted earnings per share (“EPS”) were calculated using the following:

	Year Ended December 31,
	2011	2010	2009
	(In millions)
Numerator:
Net income, as reported	$1,116	$1,029	$948
Less: Net income attributable to participating securities	(3)	—	—

Net income available to common shareholders	$1,113	$1,029	$948

Denominator:
Basic EPS – weighted average shares	139.11	151.59	164.48
Effect of dilutive securities:
Stock Options and SARS	0.24	0.20	0.14

Diluted EPS – adjusted weighted average shares and assumed conversions	139.35	151.79	164.62

Earnings Per Share:
Basic	$8.00	$6.78	$5.76
Diluted	$7.99	$6.78	$5.76

Options to purchase 0.3 million shares, 0.6 million shares and 1.1 million shares of common stock were excluded from the diluted earnings per share calculation because their effect would be anti-dilutive for the years ended December 31, 2011, 2010 and 2009, respectively.

13.	Income Taxes

Prior to the separation from Loews in 2008 (the “Separation”), Lorillard was included in the Loews consolidated federal income tax return, and federal income tax liabilities were included on the balance sheet of Loews. Under the terms of the pre-Separation Tax Allocation Agreement between Lorillard and Loews, Lorillard made payments to, or was reimbursed by Loews for the tax effects resulting from its inclusion in Loews’s consolidated federal income tax return. As of December 31, 2011, there were no tax obligations between Lorillard and Loews for periods prior to the Separation. Following the Separation, Lorillard and its eligible subsidiaries filed a stand-alone consolidated federal income tax return.

The Separation Agreement with Loews (the “Separation Agreement”) requires Lorillard (and any successor entity) to indemnify Loews for any losses resulting from the failure of the Separation to qualify as a tax-free transaction (except if the failure to qualify is solely due to Loews’s fault). This indemnification obligation applies regardless of whether Lorillard or a potential acquirer obtains a supplemental ruling or an opinion of counsel.

The Separation Agreement further provides for cooperation between Lorillard and Loews with respect to additional tax matters, including the exchange of information and the retention of records which may affect the income tax liability of the parties to the Separation Agreement.

For 2007 and 2008, Lorillard, as a subsidiary in the Loews consolidated federal income tax return, participated in the Compliance Assurance Process (“CAP”) which is a voluntary program for a limited number of large corporations. Under CAP, the IRS conducts a real-time audit and works contemporaneously with Lorillard to resolve any issues prior to the filing of the tax return. Lorillard’s participation in the CAP ended in 2010 when the IRS approved Loews’s 2008 consolidated federal income tax return as filed.

During 2008 and 2010, the IRS completed its examination of the 2007 and 2008 Loews consolidated federal income tax returns, respectively, resulting in no changes being made to Lorillard’s reported tax on the returns.

For years after the Separation, Lorillard and its subsidiaries file a consolidated federal income tax return. During 2011, the IRS completed its examination of the 2008 and 2009 consolidated federal income tax returns filed by Lorillard and its subsidiaries. There were no changes proposed.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(In millions)	2011	2010	2009
Balance at January 1,	$33	$39	$29
Additions for tax positions of prior years	6	1	9
Reductions for tax positions of prior years	(2)	(15)	(7)
Additions based on tax positions related to the current year	9	9	20
Settlements	(1)	—	(10)
Lapse of statute of limitations	(3)	(1)	(2)

Balance at December 31,	$42	$33	$39

At December 31, 2011, 2010 and 2009, there were $28 million, $22 million and $18 million, respectively, of tax benefits that, if recognized, would affect the effective tax rate.

Lorillard recognizes interest accrued related to unrecognized tax benefits and tax refund claims in interest expense and recognizes penalties (if any) in income tax expense. During the years ended December 31, 2011, 2010 and 2009, Lorillard recognized an expense (benefit) of approximately $2 million, $3 million and ($1) million in interest and penalties. Lorillard had accrued interest and penalties related to unrecognized tax benefits of $15 million and $14 million at December 31, 2011 and 2010, respectively.

Due to the potential for resolution of certain tax examinations and the expiration of various statutes of limitation, it is reasonably possible that Lorillard’s gross unrecognized tax benefits balance may decrease by approximately $6 million in the next twelve months.

Lorillard and/or one or more of its subsidiaries file income tax returns in the U.S. federal jurisdiction, various states and city jurisdictions and one foreign jurisdiction. Lorillard’s consolidated federal income tax returns for the periods following the Separation are subject to IRS examination. With few exceptions, Lorillard’s state, local or foreign tax returns are subject to examination by taxing authorities for years after 2006.

The provision (benefit) for income taxes consisted of the following:

	Year Ended December 31,
	2011	2010	2009
	(In millions)
Current
Federal	$548	$489	$469
State	120	112	111
Deferred
Federal	(10)	5	(6)
State	(4)	—	(3)

Total	$654	$606	$571

Deferred tax assets (liabilities) are as follows:

	December 31,
(In millions)	2011	2010
Deferred tax assets:
Employee benefits	$154	$98
Settlement costs	498	456
State and local income taxes	18	14
Litigation and legal	7	36
Other	8	10

Gross deferred tax assets	685	614

Deferred tax liabilities:
Depreciation	(57)	(52)
Inventory	(6)	(21)
Federal effect of state deferred taxes	(33)	(32)

Gross deferred tax liabilities	(96)	(105)

Net deferred tax assets	$589	$509

Total income tax expense for the years ended December 31, 2011, 2010 and 2009 was different than the amounts of $620 million, $572 million and $531 million, computed by applying the statutory U.S. federal income tax rate of 35% to income before taxes for each of the years.

A reconciliation between the statutory federal income tax rate and Lorillard’s effective income tax rate as a percentage of income is as follows:

	2011	2010	2009
Statutory rate	35.0%	35.0%	35.0%
Increase (decrease) in rate resulting from:
State taxes	4.3	4.5	4.6
Domestic manufacturer’s deduction	(2.4)	(2.5)	(1.9)
Other	0.1	0.1	(0.1)

Effective rate	37.0%	37.1%	37.6%

14.	Retirement Plans

Lorillard has defined benefit pension, postretirement benefits, profit sharing and savings plans for eligible employees.

Pension and postretirement benefits—The Salaried Pension Plan provides benefits based on employees’ compensation and service. The Hourly Pension Plan provides benefits based on fixed amounts for each year of service. Lorillard also provides medical and life insurance benefits to eligible employees. Lorillard uses a December 31 measurement date for its plans.

Lorillard also provides certain senior level management employees with nonqualified, unfunded supplemental retirement plans. While these plans are unfunded, Lorillard has certain assets invested in an executive life insurance policy that are to be used to provide for certain of these benefits.

Weighted-average assumptions used to determine benefit obligations:

	Pension Benefits		Other Postretirement Benefits
	December 31,		December 31,
	2011	2010	2011	2010
Discount rate	4.7%-4.9%	5.4%-5.8%	4.6%-4.8%	5.3%-5.5%
Rate of compensation increase	4.8%	4.8%

Weighted-average assumptions used to determine net periodic benefit cost:

	Pension Benefits			Other Postretirement Benefits
	Year Ended December 31,			Year Ended December 31,
	2011	2010	2009	2011	2010	2009
Discount rate	5.4%-5.8%	6.0%	6.3%	5.3%-5.5%	6.0%	6.3%
Expected long-term return on plan assets	7.5%	7.5%	7.5%
Rate of compensation increase	4.8%	4.8%	5.0%

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

Assumed health care cost trend rates for other postretirement benefits:

	Other Postretirement Benefits
	Year Ended December 31,
	2011	2010
Pre-65 health care cost trend rate assumed for next year	9.0%	9.5%
Post-65 health care cost trend rate assumed for next year	8.0%	8.5%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0%	5.0%
Year that the rate reaches the ultimate trend rate:
Pre-65	2020	2020
Post-65	2018	2018

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One Percentage Point
	Increase	Decrease
	(In millions)
Effect on total of service and interest cost	$1	$(1)
Effect on postretirement benefit obligations	14	(12)

Net periodic pension and other postretirement benefit costs include the following components:

	Pension Benefits			Other Postretirement Benefits
	Year Ended December 31,			Year Ended December 31,
	2011	2010	2009	2011	2010	2009
	(In millions)
Service cost	$18	$17	$17	$4	$4	$4
Interest cost	56	56	56	10	12	12
Expected return on plan assets	(73)	(68)	(61)	—	—	—
Amortization of unrecognized net loss (gain)	8	7	15	—	(1)	(1)
Amortization of unrecognized prior service cost	4	5	5	(1)	(1)	(1)

Net periodic benefit cost	$13	$17	$32	$13	$14	$14

The following provides a reconciliation of benefit obligations, plan assets and funded status of the pension and postretirement plans:

	Pension Benefits		Other Postretirement Benefits
	December 31,		December 31,
	2011	2010	2011	2010
	(In millions)
Change in benefit obligation:
Benefit obligation at January 1	$1,023	$962	$197	$206
Service cost	18	17	4	4
Interest cost	56	56	10	12
Plan participants’ contributions	—	—	5	5
Amendments	9	—	—	—
Actuarial (gain) loss	144	48	15	(11)
Benefits paid	(67)	(60)	(21)	(20)
Other			2	1

Benefit obligation at December 31	1,183	1,023	212	197

Change in plan assets:
Fair value of plan assets at January 1	989	921	—	—
Actual return on plan assets	48	109	—	—
Employer contributions	28	19	16	15
Plan participants’ contributions	—	—	5	5
Benefits paid from plan assets	(67)	(60)	(21)	(20)

Fair value of plan assets at December 31	998	989	—	—

Funded status	(185)	(34)	$(212)	$(197)

Amounts recognized in the balance sheets consist of:
Noncurrent assets	—	66	$—	$—
Current liabilities	—	—	(14)	(13)
Noncurrent liabilities	(185)	(100)	(198)	(184)

Net amount recognized	$(185)	$(34)	$(212)	$(197)

Net actuarial (gain) loss	$168	$7	$15	$(11)
Recognized actuarial gain (loss)	(7)	(7)	1	1
Prior service cost	10	—	—	—
Recognized prior service (cost)	(4)	(5)	—	—

Total recognized in accumulated other comprehensive (income) loss	$167	$(5)	16	$(10)

Total recognized net periodic benefit cost and other	$180	$12	$29	$5

Information for pension plans with an accumulated benefit obligation in excess of plan assets consisted of the following:

	Pension Benefits
	December 31,
	2011	2010
	(In millions)
Projected benefit obligation	$1,183	$558
Accumulated benefit obligation	1,111	501
Fair value of plan assets	998	459

The table below presents the estimated amounts to be recognized from accumulated other comprehensive income into net periodic benefit cost during 2012.

	Pension Benefits	Other Postretirement Benefits
	(In millions)
Amortization of actuarial (gain) loss	$22	$—
Amortization of prior service cost	4	—

Total estimated amounts to be recognized	$26	—

Lorillard projects expected future minimum benefit payments as follows.

Expected future benefit payments	Pension Benefits	Other Postretirement Benefit Plans	Less Medicare Drug Subsidy	Net
	(In millions)
2012	$68	$15	$1	$14
2013	70	16	1	15
2014	72	16	1	15
2015	73	17	1	16
2016	75	17	1	16
2017 – 2021	399	86	4	82

	$757	$167	$9	$158

Lorillard expects to contribute $31 million to its pension plans and $15 million to its other postretirement benefit plans in 2012.

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

Based on this LDI framework the asset allocation has two primary components. The first component of the asset allocation is the “hedging portfolio” which uses the Plan’s fixed income portfolio to hedge a portion of the interest rate risk associated with the Plan’s liabilities, thereby reducing the Plan’s expected funded status volatility. The second component is the “growth/equity portfolio” which is designed to enhance portfolio returns. The growth portfolio is broadly diversified across the following asset classes; Global Equities, Long Short Equities, Absolute Return Hedge Funds, Private Equity (including growth equity, buyouts, and other illiquid assets designed to enhance returns), and Private Real Assets. Alternative investments, including hedge funds, are used judiciously to enhance risk adjusted long-term returns while improving portfolio diversification. Derivatives may be used to gain market exposure in an efficient and timely manner. Investment risk is measured and monitored on an ongoing basis through annual liability measurements, periodic asset/liability studies, and quarterly investment portfolio reviews.

The pension plans asset allocations were:

	Asset Allocation as of 12/31/11	Asset Allocation as of 12/31/10
	(%)	(%)
Asset Class
U.S. Equity	14.0	15.1
Global ex U.S. Equity	10.4	11.6
Emerging Markets Equity	3.6	3.5
Absolute Return Hedge Funds	11.7	11.7
Equity Hedge Funds	10.7	12.9
Private Equity	4.7	4.2
Private Real Assets	1.6	1.0
Public Real Assets	2.0	2.4
Fixed Income	40.0	36.7
Cash Equivalents	1.3	0.9

Total	100.0	100.0

Fair Value Measurements—The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value. Level 1 refers to fair values determined based on quoted prices in active markets for identical assets. Level 2 refers to fair values estimated using significant other observable inputs. Level 3 includes fair values estimated using significant non-observable inputs. Plan assets using the fair value hierarchy as of December 31, 2011 were as follows:

	Total	Level 1	Level 2	Level 3
	(In Millions)
Asset Class:
U.S. Equity	$139	$53	$20	$66
Global ex U.S. Equity	104	—	104	—
Emerging Markets Equity	36	—	36	—
Absolute Return Hedge Funds	117	—	37	80
Equity Hedge Funds	107	—	57	50
Private Equity	47	—	—	47
Private Real Assets	16	—	—	16
Public Real Assets	20	—	11	9
Fixed Income	399	399	—	—
Cash Equivalents	13	—	13	—

Total	$998	$452	$278	$268

Plan assets using the fair value hierarchy as of December 31, 2010 were as follows:

	Total	Level 1	Level 2	Level 3
	(In Millions)
Asset Class:
U.S. Equity	$150	$47	$30	$73
Global ex U.S. Equity	115	—	115	—
Emerging Markets Equity	35	—	35	—
Absolute Return Hedge Funds	116	—	29	87
Equity Hedge Funds	127	—	64	63
Private Equity	41	—	—	41
Private Real Assets	10	—	—	10
Public Real Assets	24	—	12	12
Fixed Income	363	363	—	—
Cash Equivalents	8	—	8	—

Total	$989	$410	$293	$286

Equity securities are primarily valued using a market approach based on the quoted market prices of identical instruments.

Hedge funds are primarily based on net asset values calculated by the fund and are not publicly available.

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

The following table presents a reconciliation of Level 3 assets held during the year ended December 31, 2011. For the year ended December 31, 2011, there were no significant transfers between levels 1, 2 and 3.

	January 1, 2011 Balance	Net Realized Unrealized Gains/ (Losses)	Net Purchases and Settlements	Net Transfers Into/(Out of) Level 3	December 31, 2011 Balance
US Equity	$73	$5	$(12)	$—	$66
Absolute Return Hedge Funds	87	1	(8)	—	80
Equity Hedge Funds	63	(4)	(9)	—	50
Private Equity	41	6	—	—	47
Private Real Assets	10	1	5	—	16
Public Real Assets	12	(3)	—	—	9

The following table presents a reconciliation of Level 3 assets held during the year ended December 31, 2010.

	January 1, 2010 Balance	Net Realized Unrealized Gains/ (Losses)	Net Purchases and Settlements	Net Transfers Into/(Out of) Level 3	December 31, 2010 Balance
US Equity	31	11	7	24	73
Absolute Return Hedge Funds	81	11	(5)	—	87
Equity Hedge Funds	58	2	3	—	63
Private Equity	62	4	(1)	(24)	41
Private Real Assets	7	1	2	—	10
Public Real Assets	—	2	10	—	12

Profit Sharing—Lorillard has a Profit Sharing Plan for hourly employees. Lorillard’s contributions under this plan are based on Lorillard’s performance with a maximum contribution of 15% of participants’ earnings. Contributions for 2011, 2010 and 2009 were $11 million, $10 million and $9 million, respectively.

Savings Plan—Lorillard sponsors an Employees Savings Plan for salaried employees. Lorillard provides a matching contribution of 100% of the first 3% of pay contributed and 50% of the next 2% of pay contributed by employees. Lorillard contributions for 2011, 2010 and 2009 were $5 million, $5 million and $4 million, respectively.

15.	Share-Based Compensation

Stock Option Plan—On June 10, 2008, Lorillard separated from Loews, and all of the outstanding equity awards granted from the Carolina Group 2002 Stock Option Plan (the “Carolina Group Plan”) were converted on a one-for-one basis to equity awards granted from the Lorillard Inc. 2008 Incentive Compensation Plan (the “Lorillard Plan”) with the same terms and conditions. In May 2008, Lorillard’s sole shareholder and Board of Directors approved the Lorillard Plan in connection with the issuance of the Company’s Common Stock for the benefit of certain Lorillard employees. The aggregate number of shares of the Company’s Common Stock for which options, stock appreciation rights (“SARs”) or restricted stock may be granted under the Lorillard Plan is 3,714,825 shares, of which 714,825 were outstanding Carolina Group stock options converted to the Lorillard Plan; and the maximum number of shares of Lorillard Common Stock with respect to which options or SARs may be granted to any individual in any calendar year is 500,000 shares. The exercise price per share may not be less than the fair value of the Company’s Common Stock on the date of the grant. Generally, options and SARs vest ratably over a four-year period and expire ten years from the date of grant. The fair value of the awards immediately after the Separation did not exceed the fair value of the awards immediately before the Separation, and no incremental compensation expense was recorded as a result of the modification of the Carolina Group awards.

A summary of the stock option and SAR transactions for the Lorillard Plan for 2011, 2010 and 2009 is as follows:

	2011		2010		2009
	Number of Awards	Weighted Average Exercise Price	Number of Awards	Weighted Average Exercise Price	Number of Awards	Weighted Average Exercise Price
Awards outstanding, January 1,	1,476,113	$69.56	1,525,185	$65.60	814,950	$57.21
Granted	342,020	103.11	254,728	77.84	810,421	70.59
Exercised	(346,698)	67.96	(252,787)	53.39	(100,186)	37.74
Forfeited	(8,481)	71.17	(51,013)	62.18	—	—

Awards outstanding, December 31	1,462,954	77.82	1,476,113	69.56	1,525,185	65.60

Awards exercisable, December 31	501,775	66.70	503,469	62.66	399,240	51.09

Shares available for grant, December 31	1,423,483		1,767,101		2,110,418

The following table summarizes information about stock options and SARs outstanding in connection with the Lorillard Plan at December 31, 2011:

	Awards Outstanding			Awards Vested
Range of exercise prices	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$20.00 – 34.99	40,064	2.7	$29.38	40,064	$29.38
35.00 – 49.99	36,937	3.8	44.75	36,937	44.75
50.00 – 64.99	191,823	6.5	59.36	94,018	58.49
65.00 – 79.99	608,460	7.3	73.04	212,164	72.43
80.00 – 94.99	323,456	7.4	81.13	112,884	81.42
95.00 – 109.99	102,630	9.2	107.33	5,708	101.94
110.00 – 114.00	159,584	9.3	112.35	—	—

During the period January 1, 2010 to December 31, 2011, Lorillard awarded non-qualified stock options totaling 596,748 shares. During the period January 1, 2006 to December 31, 2009, Lorillard awarded SARs. In accordance with the Lorillard Plan, Lorillard has the ability to settle SARs in shares or cash and has the intention to settle in shares. The SARs balance at December 31, 2011 was 858,537 shares and the non-qualified stock options balance at December 31, 2011 was 604,417 shares.

The weighted average remaining contractual term of awards outstanding and vested as of December 31, 2011, was 7.20 years and 5.84 years, respectively. The aggregate intrinsic value of awards outstanding and vested at December 31, 2011 was $53 million and $24 million, respectively. The total intrinsic value of awards exercised during the year ended December 31, 2011 was $13 million.

Lorillard recorded stock-based compensation expense of $5 million, $8 million and $5 million related to the Lorillard Plan during 2011, 2010 and 2009 respectively. The related income tax benefits recognized were $2 million, $3 million and $2 million for 2011, 2010 and 2009, respectively. At December 31, 2011, the compensation cost related to nonvested awards not yet recognized was $7 million, and the weighted average period over which it is expected to be recognized is 2.34 years.

The fair value of granted options and SARs for the Lorillard Plan was estimated at the grant date using the Black-Scholes pricing model with the following assumptions and results:

Year Ended December 31,	2011	2010	2009
Weighted average expected dividend yield	5.8%	6.2%	5.5%
Weighted average expected implied volatility	30.0%	23.6%	30.5%
Weighted average risk-free interest rate	1.5%	1.9%	2.3%
Expected holding period (in years)	5.0	5.0	5.0
Weighted average fair value of awards	$14.71	$7.34	$11.08

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

The fair value of the restricted shares at the date of grant is amortized to expense ratably over the Restriction Period. Lorillard recorded pre-tax expense related to restricted stock for the years ended December 31, 2011, 2010 and 2009 of $11 million, $5 million and $2 million, respectively. The tax benefits recognized related to this expense for the years ended December 31, 2011 and 2010 were $4 million and $2 million, respectively. The unamortized expense related to restricted stock was $16 million at December 31, 2011, and the weighted average period over which it is expected to be recognized is 1.81 years.

Restricted stock activity was as follows for the years ended December 31, 2011, 2010 and 2009:

	2011		2010		2009
	Number of Awards	Weighted -Average Grant Date Fair Value Per Share	Number of Awards	Weighted -Average Grant Date Fair Value Per Share	Number of Awards	Weighted -Average Grant Date Fair Value Per Share
Balance at January 1,	252,683	$71.29	89,433	$60.06	4,057	$67.94
Granted	199,842	79.49	184,350	76.07	89,433	60.06
Vested	(8,052)	74.54	(9,990)	60.06	(4,057)	67.94
Forfeited	(7,600)	74.84	(11,110)	70.33	—	—

Balance at December 31,	436,873	74.92	252,683	71.29	89,433	60.06

16.	Share Repurchase Programs

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

In August 2011, the Board of Directors approved a new share repurchase program authorizing the Company to repurchase in the aggregate up to $750 million of its outstanding common stock. Purchases by the Company under this program may be made from time to time at prevailing market prices in open market purchases, privately negotiated transactions, block purchases or otherwise, as determined by the Company’s management. The repurchases are funded from existing cash balances, including proceeds from the Company’s August 2011 issuance of the Notes (see Note 10 for a description of the Notes).

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

During the year ended 2011, the Company repurchased approximately 15.6 million shares of its common stock under two share repurchase programs: the $1.4 billion share repurchase program and the $750 million share repurchase program at an average price of $101.94 per share, for a total of $1.6 billion. As of December 31, 2011, the maximum value of shares that could yet be purchased under the $750 million share repurchase program was $187 million.

As of December 31, 2011, total shares repurchased under share repurchase programs authorized by the Board since the Separation were as follows:

Program	Amount Authorized	Number of Shares Repurchased
	(In millions)	(In millions)
July 2008 - October 2008	$400	5.9
May 2009 - July 2009	250	3.7
July 2009 - January 2010	750	9.7
February 2010 - May 2010	250	3.3
August 2010* - August 2011	1,400	15.0
August 2011 -	750	5.1

Total	$3,800	42.7

*	As amended on May 19, 2011

17.	Quarterly Financial Data (Unaudited)

(In millions, except per share data)

2011 Quarter Ended	December 31	September 30	June 30	March 31
Net sales	$1,618	$1,622	$1,692	$1,535
Gross profit	638	563	599	543
Net income	310	267	291	248
Net income per share, diluted	$2.32	$1.94	$2.05	$1.71
Basic weighted average number of shares outstanding	133.26	136.74	141.79	144.80
Diluted weighted average number of shares outstanding	133.56	137.02	141.96	144.94

2010 Quarter Ended	December 31	September 30	June 30	March 31
Net sales	$1,486	$1,567	$1,520	$1,360
Gross profit	538	566	542	478
Net income	259	274	263	232
Net income per share, diluted	$1.74	$1.81	$1.73	$1.50
Basic weighted average number of shares outstanding	148.49	151.33	152.04	154.55
Diluted weighted average number of shares outstanding	148.76	151.54	152.22	154.72

18.	Consolidating Financial Information

In June 2009, April 2010 and August 2011, Lorillard Tobacco, as primary obligor, issued Notes, which are unconditionally guaranteed by the Company for the payment and performance of Lorillard Tobacco’s obligation in connection therewith.

The following sets forth the condensed consolidating balance sheets as of December 31, 2011 and 2010, condensed consolidating statements of income for the years ended December 31, 2011, 2010 and 2009, and condensed consolidating statements of cash flows for the years ended December 31, 2011, 2010 and 2009 for the Company as parent guarantor (herein referred to as “Parent”), Lorillard Tobacco (herein referred to as “Issuer”) and all other non-guarantor subsidiaries of the Company and Lorillard Tobacco. These condensed consolidating financial statements were prepared in accordance with Rule 3-10 of SEC Regulation S-X, “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered.” Lorillard accounts for investments in these subsidiaries under the equity method of accounting.

Condensed Consolidating Balance Sheets

December 31, 2011

(In millions)

	Parent	Issuer	All Other Subsidiaries	Total Consolidating Adjustments	Consolidated
Assets:
Cash and cash equivalents	$235	$582	$817	$—	$1,634
Accounts receivable, less allowances of $2	—	10	—	—	10
Other receivables	—	956	2	(875)	83
Inventories	—	277	—	—	277
Deferred income taxes	—	535	—	—	535
Other current assets	—	25	—	—	25

Total current assets	235	2,385	819	(875)	2,564
Investment in subsidiaries	(1,347)	219	—	1,128	—
Plant and equipment, net	—	262	—	—	262
Deferred income taxes	—	50	4	—	54
Other assets	—	302	213	(387)	128

Total assets	$(1,112)	$3,218	$1,036	$(134)	$3,008

Liabilities and Shareholders’ Equity (Deficit):
Accounts and drafts payable	$—	$32	$—	$—	$32
Accrued liabilities(1)	14	354	803	(875)	296
Settlement costs	—	1,151	—	—	1,151
Income taxes	—	6	—	—	6

Total current liabilities	14	1,543	803	(875)	1,485
Long-term debt	—	2,595	—	—	2,595
Postretirement pension, medical and life insurance benefits	—	388	—	—	388
Other liabilities	387	39	14	(387)	53

Total liabilities	401	4,565	817	(1,262)	4,521

Shareholders’ Equity (Deficit):
Common stock	2	—	—	—	2
Additional paid-in capital	266	55	214	(269)	266
Retained earnings	2,059	(1,174)	5	1,169	2,059
Accumulated other comprehensive loss	(228)	(228)	—	228	(228)
Treasury stock	(3,612)	—	—	—	(3,612)

Total shareholders’ equity (deficit)	(1,513)	(1,347)	219	1,128	(1,513)

Total liabilities and shareholders’ equity (deficit)	$(1,112)	$3,218	$1,036	$(134)	$3,008

(1)	Includes intercompany royalties between Issuer and other subsidiaries of a corresponding amount.

Condensed Consolidating Balance Sheets

December 31, 2010

(In millions)

	Parent	Issuer	All Other Subsidiaries	Total Consolidating Adjustments	Consolidated
Assets:
Cash and cash equivalents	$163	$1,181	$719	$—	$2,063
Accounts receivable, less allowances of $3	—	9	—	—	9
Other receivables	1	67	—	—	68
Inventories	—	277	—	—	277
Deferred income taxes	—	502	1	—	503
Other current assets	—	15	—	—	15

Total current assets	164	2,051	720	—	2,935
Investment in subsidiaries	(387)	772	—	(385)	—
Plant and equipment	—	243	—	—	243
Prepaid pension assets	—	66	—	—	66
Deferred income taxes	—	2	4	—	6
Other assets	—	46	—	—	46

Total assets	$(223)	$3,180	$724	$(385)	$3,296

Liabilities and Shareholders’ Equity (Deficit):
Accounts and drafts payable	$—	$27	$—	$—	$27
Accrued liabilities (1)	2	397	(66)	—	333
Settlement costs	—	1,060	—	—	1,060
Income taxes	—	—	6	—	6

Total current liabilities	2	1,484	(60)	—	1,426
Long-term debt	—	1,769	—	—	1,769
Postretirement pension, medical and life insurance benefits	—	284	—	—	284
Other liabilities	—	30	12	—	42

Total liabilities	2	3,567	(48)	—	3,521

Shareholders’ Equity (Deficit):
Common stock	2	—	—	—	2
Additional paid-in capital	242	283	214	(497)	242
Retained earnings	1,666	(561)	558	3	1,666
Accumulated other comprehensive loss	(109)	(109)	—	109	(109)
Treasury stock	(2,026)	—	—	—	(2,026)

Total shareholders’ equity (deficit)	(225)	(387)	772	(385)	(225)

Total liabilities and shareholders’ equity (deficit)	$(223)	$3,180	$724	$(385)	$3,296

(1)	Includes intercompany royalties between Issuer and other subsidiaries of a corresponding amount.

Condensed Consolidating Statements of Income

For the Year Ended December 31, 2011

(In millions)

	Parent	Issuer	All Other Subsidiaries	Total Consolidating Adjustments	Consolidated
Net sales (including excise taxes of $2,014)	$—	$6,466	$—	$—	$6,466
Cost of sales	—	4,123	—	—	4,123

Gross profit	—	2,343	—	—	2,343
Selling, general and administrative (1)	—	1,473	(1,022)	—	451

Operating income	—	870	1,022	—	1,892
Investment income	1	1	1	—	3
Interest expense	—	(125)	—	—	(125)

Income before taxes	1	746	1,023	—	1,770
Income taxes	—	290	364	—	654
Equity in earnings of subsidiaries	1,115	659	—	(1,774)	—

Net income	$1,116	$1,115	$659	$(1,774)	$1,116

(1)	Includes intercompany royalties between Issuer and other subsidiaries of a corresponding amount.

Condensed Consolidating Statements of Income

For the Year Ended December 31, 2010

(In millions)

	Parent	Issuer	All Other Subsidiaries	Total Consolidating Adjustments	Consolidated
Net sales (including excise taxes of $1,879)	$—	$5,932	$—	$—	$5,932
Cost of sales	—	3,809	—	—	3,809

Gross profit	—	2,123	—	—	2,123
Selling, general and administrative (1)	—	1,330	(932)	—	398

Operating income	—	793	932	—	1,725
Investment income	—	3	1	—	4
Interest expense	—	(91)	(3)	—	(94)

Income before taxes	—	705	930	—	1,635
Income taxes	—	268	338	—	606
Equity in earnings of subsidiaries	1,029	592	—	(1,621)	—

Net income	$1,029	$1,029	$592	$(1,621)	$1,029

(1)	Includes intercompany royalties between Issuer and other subsidiaries of a corresponding amount.

Condensed Consolidating Statements of Income

For the Year Ended December 31, 2009

(In millions)

	Parent	Issuer	All Other Subsidiaries	Total Consolidating Adjustments	Consolidated
Net sales (including excise taxes of $1,547)	$—	$5,233	$—	$—	$5,233
Cost of sales	—	3,327	—	—	3,327

Gross profit	—	1,906	—	—	1,906
Selling, general and administrative (1)	1	969	(605)	—	365

Operating income	(1)	937	605	—	1,541
Investment income	—	4	1	—	5
Interest expense	—	(26)	(1)	—	(27)

Income before taxes	(1)	915	605	—	1,519
Income taxes	—	354	217	—	571
Equity in earnings of subsidiaries	949	388	—	(1,337)	—

Net income	$948	$949	$388	$(1,337)	$948

(1)	Includes intercompany royalties between Issuer and other subsidiaries of a corresponding amount.

Condensed Consolidating Statements of Cash Flows

For the Year Ended December 31, 2011

(In millions)

	Parent	Issuer	All Other Subsidiaries	Total Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net income	$1,116	$1,115	$659	$(1,774)	$1,116
Adjustments to reconcile net income to net cash provided by operating activities:
Equity income from subsidiaries	(1,115)	(659)	—	1,774	—
Depreciation and amortization	—	37	—	—	37
Pension, health and life insurance contributions	—	(42)	—	—	(42)
Pension, health and life insurance benefits expense	—	28	—	—	28
Deferred income taxes	—	(16)	1	—	(15)
Share-based compensation	—	16	—	—	16
Excess tax benefits from share-based arrangements	—	(4)	—	—	(4)
Changes in operating assets and liabilities:
Accounts and other receivables	(1)	(873)	(2)	877	1
Accounts payable and accrued liabilities	12	(37)	869	(877)	(33)
Settlement costs	—	91	—	—	91
Income taxes	—	(2)	(4)		(6)
Other current assets	—	(10)	—	—	(10)
Other assets	—	(170)	(213)	387	4
Return on investment in subsidiaries	1,730	1,212	—	(2,942)	—

Net cash provided by (used in) operating activities	1,742	686	1,310	(2,555)	1,183

Cash flows from investing activities:
Additions to plant and equipment	—	(56)	—	—	(56)
Return of capital	252	—	—	(252)	—

Net cash provided by/(used in) investing activities	252	(56)	—	(252)	(56)

Cash flows from financing activities:
Share repurchases	(1,586)	—	—	—	(1,586)
Proceeds from issuance of long-term debt	387	750	—	(387)	750
Dividends paid	(723)	(1,982)	(1,212)	3,194	(723)
Debt issuance costs	—	(9)	—	—	(9)
Proceeds from exercise of stock options	—	8	—	—	8
Excess tax benefits from share-based arrangements	—	4	—	—	4

Net cash provided by (used in) financing activities	(1,922)	(1,229)	(1,212)	2,807	(1,556)

Change in cash and cash equivalents	72	(599)	98	—	(429)
Cash and cash equivalents, beginning of year	163	1,181	719	—	2,063

Cash and cash equivalents, end of year	$235	$582	$817	$—	$1,634

Condensed Consolidating Statements of Cash Flows

For the Year Ended December 31, 2010

(In millions)

	Parent	Issuer	All Other Subsidiaries	Total Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net income	$1,029	$1,029	$592	$(1,621)	$1,029
Adjustments to reconcile net income to net cash provided by operating activities:
Equity income from subsidiaries	(1,029)	(592)	—	1,621	—
Depreciation and amortization	—	35	—	—	35
Pension, health and life insurance contributions	—	(32)	—	—	(32)
Pension, health and life insurance benefits expense	—	30	—	—	30
Deferred income taxes	(5)	7	(1)	—	1
Share-based compensation	1	7	—	—	8
Excess tax benefits from share-based arrangements	—	(2)	—	—	(2)
Changes in operating assets and liabilities:
Accounts and other receivables	—	5	—	—	5
Inventories	—	4	—	—	4
Accounts payable and accrued liabilities	(16)	(14)	(16)	—	(46)
Settlement costs	—	78	—	—	78
Income taxes	(1)	(44)	11		(34)
Other current assets	—	(2)	—	—	(2)
Other assets	—	2	15	—	17
Return on investment in subsidiaries	1,398	401	—	(1,799)	—

Net cash provided by (used in) operating activities	1,377	912	601	(1,799)	1,091

Cash flows from investing activities:
Additions to plant and equipment	—	(40)	—	—	(40)
Return of capital	17	—	—	(17)	—

Net cash provided by (used in) investing activities	17	(40)	—	(17)	(40)

Cash flows from financing activities:
Shares repurchased	(716)	—	—	—	(716)
Proceeds from issuance of long-term debt	—	1,000	—	—	1,000
Dividends paid	(645)	(1,399)	(417)	1,816	(645)
Debt issuance costs	—	(13)	—	—	(13)
Excess tax benefits from share-based arrangements	—	2	—	—	2

Net cash provided by (used in) financing activities	(1,361)	(410)	(417)	1,816	(372)

Change in cash and cash equivalents	33	462	184	—	679
Cash and cash equivalents, beginning of year	130	719	535	—	1,384

Cash and cash equivalents, end of year	$163	$1,181	$719	$—	$2,063

Condensed Consolidating Statements of Cash Flows

For the Year Ended December 31, 2009

(In millions)

	Parent	Issuer	All Other Subsidiaries	Total Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net income	$948	$949	$388	$(1,337)	$948
Adjustments to reconcile net income to net cash provided by operating activities:
Equity income in subsidiaries	(949)	(388)		1,337	—
Depreciation and amortization	—	32	—	—	32
Pension, health and life insurance contributions	—	(37)	—	—	(37)
Pension, health and life insurance benefits expense	—	46	—	—	46
Deferred income taxes	—	(10)	1	—	(9)
Share-based compensation	—	5	—	—	5
Excess tax benefits from share-based arrangements	—	(1)	—	—	(1)
Changes in operating assets and liabilities:
Accounts and other receivables	—	16	(4)	—	12
Inventories	—	(26)	—	—	(26)
Accounts payable and accrued liabilities	18	39	(1)	—	56
Settlement costs	—	8	—	—	8
Other assets	—	(4)	—	—	(4)
Other	—	13	(6)	—	7
Return on investment in subsidiaries	1,635	350	—	(1,985)	—

Net cash provided by (used in) operating activities	1,652	992	378	(1,985)	1,037

Cash flows from investing activities:
Additions to plant and equipment	—	(51)	—	—	(51)
Return of capital	—	100	—	(100)	—

Net cash provided by investing activities	—	49	—	(100)	(51)

Cash flows from financing activities:
Shares repurchased	(910)	—	—	—	(910)
Proceeds from issuance of long-term debt	—	750	—	—	750
Dividends paid	(631)	(1,635)	(450)	2,085	(631)
Debt issuance costs	—	(5)	—	—	(5)
Proceeds from exercise of stock options	—	2	—	—	2
Excess tax benefits from share-based arrangements	—	1	—	—	1

Net cash used in financing activities	(1,541)	(887)	(450)	2,085	(793)

Change in cash and cash equivalents	111	154	(72)	—	193
Cash and cash equivalents, beginning of year	19	565	607	—	1,191

Cash and cash equivalents, end of year	$130	$719	$535	$—	$1,384

19.	Legal Proceedings

Overview

As of February 9, 2012, 9,492 product liability cases are pending against cigarette manufacturers in the United States. Lorillard Tobacco is a defendant in 8,562 of these cases. Lorillard, Inc. is a co-defendant in 683 pending cases. A total of 5,900 of these lawsuits are Engle Progeny Cases, described below. In addition to the product liability cases, Lorillard Tobacco and, in some instances, Lorillard, Inc., are defendants in Filter Cases and Tobacco-Related Antitrust Cases.

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

Type of Case	Total Number of Cases Pending against Lorillard as of February 9, 2012
Conventional Product Liability Cases	33
Engle Progeny Cases	5,900
West Virginia Individual Personal Injury Cases	38
Flight Attendant Cases	2,586
Class Action Cases	4
Reimbursement Cases	1
Filter Cases	43
Tobacco-Related Antitrust Cases	2

Conventional Product Liability Cases. Conventional Product Liability Cases are brought by individuals who allege cancer or other health effects caused by smoking cigarettes, by using smokeless tobacco products, by addiction to tobacco, or by exposure to environmental tobacco smoke. Lorillard Tobacco is a defendant in each of the Conventional Product Liability cases listed in the table above, and Lorillard, Inc. is a co-defendant in five of the Conventional Product Liability cases.

Engle Progeny Cases. Engle Progeny Cases are brought by individuals who purport to be members of the decertified Engle class. These cases are pending in a number of Florida courts. Lorillard Tobacco is a defendant in each of the Engle Progeny Cases listed in the above table and Lorillard, Inc. is a co-defendant in 676 Engle Progeny Cases. The time period for filing Engle Progeny Cases expired in January 2008 and no additional cases may be filed. Some of the Engle Progeny Cases were filed on behalf of multiple class members. Some of the courts hearing the cases filed by multiple class members have severed these suits into separate individual cases. It is possible the remaining suits filed by multiple class members may also be severed into separate individual cases.

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

Filter Cases. Filter Cases are brought by individuals, including former employees of Lorillard Tobacco, who seek damages resulting from their alleged exposure to asbestos fibers that were incorporated into filter material used in one brand of cigarettes manufactured by Lorillard Tobacco for a limited period of time ending more than 50 years ago. Lorillard Tobacco is a defendant in 42 of the 43 Filter Cases listed in the above table. Lorillard, Inc. is a co-defendant in one of the 43 Filter Cases that is pending against Lorillard Tobacco. Lorillard, Inc. is also a defendant in one additional Filter Case in which Lorillard Tobacco is not a defendant. In January 2012, a jury returned a verdict for the defendants in the case of McGuire v. Lorillard Tobacco Company and Hollingsworth & Vose Company (Circuit Court, Division Four, Jefferson County, Kentucky).

Tobacco-Related Antitrust Cases. Lorillard Tobacco is a defendant in two Tobacco-Related Antitrust Cases as set forth in the table above. Lorillard, Inc. is not a defendant in either case. In 2000 and 2001, a number of cases were brought against cigarette manufacturers, including Lorillard Tobacco, alleging that defendants conspired to set the price of cigarettes in violation of federal and state antitrust and unfair business practices statutes. Plaintiffs sought class certification on behalf of persons who purchased cigarettes directly or indirectly from one or more of the defendant cigarette manufacturers. All of the cases were either successfully defended or voluntarily dismissed, save one that is being defended in state court in Kansas. The other case in this category was brought by a small cigarette manufacturer against a number of states and the cigarette manufacturers, including Lorillard Tobacco, that signed the Master Settlement Agreement (as described herein) with 46 states, the District of Columbia, the Commonwealth of Puerto Rico, Guam, the U.S. Virgin Islands, American Samoa and the Commonwealth of the Northern Mariana Islands. It alleges that certain provisions of the Master Settlement Agreement violate the antitrust laws. As of February 9, 2012, this case had been dismissed and was on appeal by plaintiff before the Federal Circuit Court for the Sixth Circuit.

Loss Accrual and Disclosure Policy

Lorillard establishes accruals in accordance with Accounting Standards Codification Topic 450, Contingencies (“ASC 450”), when a material litigation liability is both probable and can be reasonably estimated. There are a number of factors impacting Lorillard’s ability to estimate the possible loss or a range of loss, including the specific facts of each matter; the legal theories proffered by plaintiffs and legal defenses available to Lorillard Tobacco and Lorillard, Inc.; the wide-ranging outcomes reached in similar cases; differing procedural and substantive laws in the various jurisdictions in which lawsuits have been filed, including whether punitive damages may be pursued or are permissible; the degree of specificity in a plaintiff’s complaint; the history of the case and whether discovery has been completed; plaintiffs’ history of use of Lorillard Tobacco’s cigarettes relative to those of the other defendants; the attribution of damages, if any, among multiple defendants; the application of contributory and/or comparative negligence to the allocation of damage awards among plaintiffs and defendants; the likelihood of settlements for de minimus amounts prior to trial; the likelihood of success at trial; the likelihood of success on appeal; and the impact of current and pending state and federal appellate decisions. It has been Lorillard’s experience and is its continued expectation that the above complexities and uncertainties will not be clarified until the late stages of litigation. For those reasonably possible loss contingencies for which an estimate of the possible loss or range of loss cannot be made, Lorillard discloses the nature of the litigation and any developments as appropriate.

Lorillard monitors the status of all outstanding litigation on an ongoing basis in order to determine the probability of loss and assess whether an estimate of the possible loss or range of loss can be determined. In evaluating litigation, Lorillard considers, among other things, the nature of the claims; the jurisdiction in which the claims have been filed and the law and case law developed in that jurisdiction; the experience of plaintiffs’ counsel in this type of litigation; the parties’ respective litigation strategies; the stage of the proceedings; the outcome of the matters at trial or on appeal; the type and amount of damages claimed by plaintiffs; the outcomes and damage awards, if any, for similar matters brought against Lorillard and/or the tobacco industry; and the possibility and likelihood of success on appeal. Lorillard’s assessment of a possible loss or range of loss is based on its assessment of the final outcome of the litigation upon the conclusion of all appeals.

Lorillard records provisions in the consolidated financial statements for pending litigation when it determines that it is probable that a loss has been incurred and the amount of loss can be reasonably estimated. Except for the impact of the State Settlement Agreements as described above, while it is reasonably possible that a loss has been incurred, (i) management has concluded that it is not probable that a loss has been incurred in any material pending litigation against Lorillard, (ii) management is unable to estimate the possible loss or range of loss that could result from an unfavorable outcome in any material pending litigation due to the many variables, uncertainties and complexities described above, and (iii) accordingly, management has not provided any amounts in the consolidated financial statements for possible losses related to material pending litigation. It is possible that Lorillard’s results of operations or cash flows in a particular quarterly or annual period or its financial position could be materially adversely affected by an unfavorable outcome or settlement of certain pending or future litigation or an inability to secure bonds where required to stay the execution of judgments on appeal.

Tobacco-Related Product Liability Litigation

Conventional Product Liability Cases

Since January 1, 2010, verdicts have been returned in seven Conventional Product Liability Cases against cigarette manufacturers. Lorillard Tobacco was the only defendant in one of these seven trials, Evans v. Lorillard Tobacco Company (Superior Court, Suffolk County, Massachusetts). In December 2010, the jury in Evans awarded $50 million in compensatory damages to the estate of a deceased smoker, $21 million in damages to the deceased smoker’s son, and $81 million in punitive damages. In September 2011, the court granted in part Lorillard Tobacco’s motion to reduce the jury’s damages awards and reduced the verdicts to the deceased smoker to $25 million and to the deceased smoker’s son to $10 million. The court did not reduce the punitive damages verdict, and it denied the other motions Lorillard Tobacco filed following trial that contested the jury’s verdict. In September 2011, the court also issued an order that addressed the single claim that was not submitted to the jury. While the court made certain findings that were favorable to the plaintiffs, it did not award additional damages to the plaintiffs on this final claim. The court has denied the various motions filed by Lorillard Tobacco following the entry of the order on the claim that was not submitted to the jury. In September 2011, the court entered a judgment that reflected the jury’s damages awards and the court’s reductions following trial. The judgment awarded plaintiffs interest on each of the three damages awards at the rate of 12% per year from the date the case was filed in 2004. Interest on the three awards will continue to accrue until either the judgment is paid or is vacated on appeal. The judgment permitted plaintiff’s counsel to request an award of attorneys’ fees and costs. In November 2011, the court granted in part plaintiff’s counsel’s application for attorneys’ fees and costs and has awarded approximately $2.4 million in fees and approximately $225,000 in costs. The court entered a final judgment that incorporated the amounts of the verdicts, as reduced by the trial court, the awards of interest, and the awards of attorneys’ fees and costs. Lorillard Tobacco has noticed an appeal from the final judgment to the Massachusetts Appeals Court. As of February 9, 2012, the court had not ruled on plaintiff’s motion for preliminary injunction.

Neither Lorillard Tobacco nor Lorillard, Inc. was a defendant in the six other trials since January 1, 2010. Juries found in favor of the plaintiffs and awarded compensatory damages in two of these trials. Plaintiff in one of the two cases was awarded $4.0 million in punitive damages. Defendants’ appeals of these verdicts are pending. Juries found in favor of the defendants in the four remaining trials. Two of these four cases have concluded because the plaintiffs did not pursue appeals. Plaintiff in the third case has noticed an appeal, while the opportunity for the plaintiff in the fourth case to challenge the verdict had not expired as of February 9, 2012.

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

As of February 9, 2012, trial was underway in one Conventional Product Liability Case, the case of Schwarz v. Philip Morris USA (Circuit Court, Multnomah County, Oregon). Neither Lorillard Tobacco nor Lorillard, Inc. is a defendant in Schwarz. Some additional cases are scheduled for trial in 2012. As of February 9, 2012, Lorillard Tobacco is a defendant in one of the Conventional Product Liability Cases that is scheduled for trial in 2012. Lorillard, Inc. is not a defendant in this case. Trial dates are subject to change.

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

Various Engle Progeny Cases have been dismissed. Beginning in 2010 and through February 9, 2012, the United States District Court for the Middle District of Florida entered orders that dismissed approximately 1,200 cases for various reasons. In some instances, the plaintiffs whose cases were dismissed also were pursuing cases pending in other courts. In other instances, the attorneys who represented the plaintiffs asked the court to enter dismissal orders because they were no longer able to contact their clients. In addition, other courts, including state courts, entered orders dismissing additional cases. The United States District Court for the Middle District of Florida also entered other orders in 2011 that addressed approximately 500 cases filed by family members of alleged former class members. These 500 cases were among the 4,400 cases that were severed into separate lawsuits in 2009. In the 2011 orders, the court combined each one of these approximately 500 cases with the cases filed by the smoker from which the family members’ claims purportedly derived.

Various courts have issued rulings that address whether plaintiffs in the Engle Progeny Cases are entitled to rely on a number of the jury’s findings in favor of the plaintiffs in the first phase of the Engle trial. One intermediate Florida appellate court, the First District Court of Appeal, has affirmed the judgments entered in favor of plaintiffs in six cases. In December 2010, this court ruled that the trial court correctly construed the Florida Supreme Court’s 2006 decision and that it properly instructed the jury on the preclusive effect of certain of the Engle jury’s findings in an appeal from a verdict in which the plaintiff was awarded damages. The same intermediate appellate court issued orders in 2011 that affirmed three other verdicts in which the plaintiffs were awarded damages. In July 2011, the Florida Supreme Court declined to review these four cases, including the appellate decision concerning the preclusive effect of the Engle jury’s findings. The defendants have petitioned the U.S. Supreme Court to review these four cases. As of February 9, 2012, the U.S. Supreme Court had not determined whether it would grant review of these four applications. In January 2012, the Florida First District Court of Appeal entered orders that affirmed the judgments entered in favor of the plaintiffs in two cases. A second intermediate state appellate court, the Fourth District Court of Appeal, affirmed another case in which the plaintiff was awarded damages, but it had a different interpretation of the effect of the 2006 decision on plaintiffs’ claims. The defendant in that case has petitioned the Florida Supreme Court to review this decision. As of February 9, 2012, the Florida Supreme Court had not announced whether it would grant review of this petition.

Cigarette manufacturers, including Lorillard Tobacco, asked the U.S. District Court for the Middle District of Florida to certify for appeal to the U.S. Court of Appeals for the Eleventh Circuit an order that addressed the application of the Florida Supreme Court’s Engle ruling on plaintiffs’ claims. The order that prompted defendants’ application addressed whether the Due Process Clause of the United States Constitution permits use of the Engle jury’s Phase I findings to establish the wrongful conduct elements of plaintiffs’ claims. Defendants acknowledged that the district court is bound by two rulings issued by Florida intermediate courts of appeal, but contended that these two decisions are inconsistent with federal due process. During February 2012, the U.S. District Court for the Middle District of Florida denied defendants’ motion to certify the order for appellate review.

Various courts, including appellate courts, have issued rulings that have addressed the conduct of the cases prior to trial. One intermediate state appellate court ruled in 2011 that plaintiffs are permitted to assert a claim against a cigarette manufacturer even if the smoker did not smoke a brand sold by that manufacturer. This ruling may limit the ability of the defendants, including Lorillard Tobacco and Lorillard, Inc., from being dismissed from cases in which smokers did not use a cigarette manufactured by Lorillard Tobacco. Defendants have petitioned the Florida Supreme Court to review this ruling. As of February 9, 2012, the Florida Supreme Court had not announced whether it would grant review of this petition.

Lorillard Tobacco and Lorillard, Inc. are defendants in Engle Progeny Cases that have been placed on courts’ 2012 trial calendars or in which specific trial dates have been set. Trial schedules are subject to change and it is not possible to predict how many of the cases pending against Lorillard Tobacco or Lorillard, Inc. will be tried in 2012. It also is not possible to predict whether some courts will implement procedures that consolidate multiple Engle Progeny Cases for trial.

As of February 9, 2012, trial was underway in two Engle Progeny cases in which Lorillard Tobacco is a defendant, the cases of Alexander v. R.J. Reynolds Tobacco Company, et al. (Circuit Court, Eleventh Judicial Circuit, Miami-Dade County, Florida) and Kaplan v. R.J. Reynolds Tobacco Company, et al. (Circuit Court, Seventeenth Judicial Circuit, Broward County, Florida). Lorillard, Inc. is not a defendant in either of these trials.

As of February 9, 2012, verdicts had been returned in seven Engle Progeny Cases in which Lorillard Tobacco was a defendant. Lorillard, Inc. was not a defendant in any of these seven cases. Juries awarded compensatory damages to the plaintiffs in five of these cases. In one of the five cases in which juries awarded compensatory damages, plaintiffs were awarded punitive damages from Lorillard Tobacco. In a sixth case, the court entered an order following trial that awarded plaintiff compensatory damages. The seven cases are listed below in the order in which the verdicts were returned:

•

In Rohr v. R.J. Reynolds Tobacco Company, et al. (Circuit Court, Broward County, Florida), a jury returned a verdict in favor of the defendants, including Lorillard Tobacco. Plaintiff in Rohr did not pursue an appeal and the case is concluded.

•

In Mrozek v. Lorillard Tobacco Company (Circuit Court, Fourth Judicial Circuit, Duval County, Florida), the jury awarded plaintiffs a total of $6 million in compensatory damages and $11.3 million in punitive damages. The jury apportioned 35% of the fault for the smoker’s injuries to the smoker and 65% to Lorillard Tobacco. The final judgment entered by the trial court reflected the jury’s verdict and awarded plaintiff $3,900,588 in compensatory damages and $11,300,000 in punitive damages plus 6% annual interest. Lorillard Tobacco has noticed an appeal to the Florida First District Court of Appeal. As of February 9, 2012, the trial court had not ruled on plaintiff’s motion for costs and attorneys’ fees.

•

In Tullo v. R.J. Reynolds, et al. (Circuit Court, Palm Beach County, Florida), the jury awarded plaintiff a total of $4.5 million in compensatory damages. The jury assessed 45% of the fault to the smoker, 5% to Lorillard Tobacco and 50% to other defendants. The jury did not award punitive damages to the plaintiff. The court entered a final judgment that awarded plaintiff $225,000 in compensatory damages from Lorillard Tobacco plus 6% annual interest. Defendants noticed an appeal from the final judgment to the Florida Fourth District Court of Appeal. The trial court has granted plaintiff’s application for costs but it has not awarded an amount. As of February 9, 2012, the trial court had not ruled on plaintiff’s motion for costs.

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

•

In Jewett v. R.J. Reynolds Tobacco Co., et al. (Circuit Court, Duval County, Florida), the jury awarded the estate of the decedent $692,981 in compensatory damages and awarded the plaintiff $400,000 for loss of companionship. The jury assessed 70% of the responsibility for the decedent’s injuries to the decedent, 20% to R.J. Reynolds and 10% to Lorillard Tobacco. The jury returned a verdict for the defendants regarding whether punitive damages were warranted. The final judgment entered by the trial court reflected the jury’s verdict and awarded plaintiff a total of $109,298 from Lorillard Tobacco plus 6% annual interest. Defendants have noticed an appeal from the final judgment to the Florida First District Court of Appeal. As of February 9, 2012, the trial court had not ruled on plaintiff’s motion for costs and attorneys’ fees.

•

In Weingart v. R.J. Reynolds Tobacco Company, et al. (Circuit Court, Palm Beach County, Florida), the jury determined that the decedent did not sustain any compensatory damages from the defendants, including Lorillard Tobacco, and it returned a verdict for the defendants that punitive damages were not warranted. The jury assessed 91% of the fault for the decedent’s injuries to the decedent, 3% to Lorillard Tobacco and 3% to each of the other two defendants. Following trial, the court granted in part a motion filed by the plaintiff to award damages and it tentatively awarded plaintiff $150,000 in compensatory damages. The court entered a final judgment that applied the jury’s comparative fault determinations to the court’s award of compensatory damages. The final judgment awarded plaintiff $4,500 from Lorillard Tobacco. Defendants have noticed an appeal to the Florida Fourth District Court of Appeal from the order that awarded compensatory damages to the plaintiff and have amended their notice of appeal to address the final judgment. As of February 9, 2012, the trial court had not ruled on plaintiff’s motion for costs and attorneys’ fees.

•

In Sury v. R.J. Reynolds Tobacco Company, et al., (Circuit Court, Duval County, Florida), the jury awarded plaintiff $1,000,000 in compensatory damages and assessed 60% of the responsibility for the decedent’s injuries to the decedent, 20% to Lorillard Tobacco and 20% to R.J. Reynolds. The jury returned a verdict for the defendants regarding whether punitive damages were warranted. As of February 9, 2012, the court has not yet entered a final judgment and had not ruled on defendants’ motion to set aside the verdict.

As of February 9, 2012, trial was underway in two Engle Progeny cases in which neither Lorillard Tobacco nor Lorillard, Inc. was a defendant, the cases of Gollihue v. R.J. Reynolds Tobacco Company, et al. (U.S. District Court, Middle District, Florida) and Morse v. R.J. Reynolds Tobacco Company (Circuit Court, Eighteenth Judicial Circuit, Brevard County, Florida).

As of February 9, 2012, verdicts have been returned in 50 Engle Progeny Cases since the Florida Supreme Court issued its 2006 ruling that permitted members of the Engle class to bring individual lawsuits in which neither Lorillard Tobacco nor Lorillard, Inc. was a defendant at trial. Juries awarded compensatory damages and punitive damages in 20 of the trials. The 20 punitive damages awards have totaled approximately $600 million and have ranged from $50,000 to $244 million. In 12 of the trials, juries’ awards were limited to compensatory damages. In the 18 remaining trials, juries found in favor of the defendants.

With the exception of the Sulcer case discussed above, defendants had filed, or were expected to file, challenges to each of the verdicts in which plaintiffs were awarded damages as of February 9, 2012. These challenges were pending before various courts and were in various stages as of February 9, 2012. In some of the trials decided in defendants’ favor, plaintiffs have filed motions challenging the verdicts. As of February 9, 2012, none of these motions had resulted in rulings in favor of the plaintiffs.

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

In June 2009, Florida amended the security requirements for a stay of execution of any judgment during the pendency of appeal in Engle Progeny Cases. The amended statute provides for the amount of security for individual Engle Progeny Cases to vary within prescribed limits based on the number of adverse judgments that are pending on appeal at a given time. The required security decreases as the number of appeals increases to ensure that the total security posted or deposited does not exceed $200 million in the aggregate. This amended statute applies to all judgments entered on or after June 16, 2009. The plaintiffs in some of the cases have challenged the constitutionality of the amended statute. As of February 9, 2012, none of these motions had been granted and courts either denied these challenges or rulings have not been issued. In January 2012, the Florida Supreme Court agreed to review one of the orders denying a challenge to the amended statute.

West Virginia Individual Personal Injury Cases

The West Virginia Individual Personal Injury Cases (the “IPIC Cases”) are brought by individuals who allege cancer or other health effects caused by smoking cigarettes, by smoking cigars, or by using smokeless tobacco products in a single West Virginia court. Approximately 615 IPIC Cases are pending. Most of the pending cases have been consolidated for trial. The order that consolidated the cases for trial, among other things, also limited the consolidation to those cases that were filed by September 2000. No additional IPIC Cases may be consolidated for trial with this group. The court has entered a trial plan for the IPIC Cases that calls for a multi-phase trial. The first phase of trial began in October 2011 but the court ordered a mistrial in November 2011. As of February 9, 2012, a new date for trial had not been scheduled.

In September 2000, there were approximately 1,250 IPIC Cases, and Lorillard Tobacco was named in all but a few of them. Plaintiffs in most of the cases alleged injuries from smoking cigarettes, and the claims alleging injury from smoking cigarettes have been consolidated for a multi-phase trial. Approximately 630 IPIC Cases have been dismissed in their entirety. Lorillard Tobacco has been dismissed from approximately 580 additional IPIC Cases because those plaintiffs did not submit evidence that they used a Lorillard Tobacco product. These additional IPIC Cases remain pending against other cigarette manufacturers and some or all of the dismissals of Lorillard Tobacco could be contested in subsequent appeals. As of February 9, 2012, Lorillard Tobacco is a defendant in 31 of the pending IPIC Cases. Lorillard, Inc. was not a defendant in any of the IPIC Cases.

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

As of February 9, 2012, the Severed IPIC Claims and the Severed IPIC Cases were not subject to a trial plan. None of the Severed IPIC Claims or the Severed IPIC Cases was scheduled for trial as of February 9, 2012. Trial dates are subject to change.

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

As of February 9, 2012, none of the Flight Attendant Cases were scheduled for trial. Trial dates are subject to change.

In 2010, some of the attorneys who represent the plaintiffs in the Flight Attendant Cases filed a motion for sanctions against the defendants, including Lorillard Tobacco, in which plaintiffs alleged that the defendants engaged in certain conduct. In the motion for sanctions, as amended, plaintiffs contended that Philip Morris USA, R.J. Reynolds Tobacco Company and Brown & Williamson Tobacco Corporation tortuously interfered with negotiations the plaintiffs in the Flight Attendant Cases initiated with Lorillard Tobacco and caused Lorillard Tobacco to reject plaintiffs’ offers of judgment. Plaintiffs in all of the Flight Attendant Cases submitted offers of judgment to Lorillard Tobacco during 2000 that proposed to resolve plaintiffs’ claims against Lorillard Tobacco in each of the pending Flight Attendant Cases in which plaintiffs allege lung cancer for $15,000 and to resolve all remaining Flight Attendant Cases for $2,650 each. Plaintiffs contended in the motion for sanctions that Lorillard Tobacco’s subsequent rejection of the offers of judgment was prompted by an agreement it reached with Philip Morris USA, R.J. Reynolds Tobacco Company and Brown & Williamson Tobacco Corporation to partially indemnify Lorillard Tobacco should it be required to satisfy any judgment for attorneys’ fees returned against it in the Flight Attendant Cases. Plaintiffs contended this agreement constituted misconduct and that it violated the Broin settlement agreement. Plaintiffs sought $30 million in sanctions, plus interest of 9% from the date of the anticipated acceptance of the offers of judgment, on behalf of all of the plaintiffs in the Flight Attendant Cases. In June 2011, the Circuit Court of Miami-Dade County, Florida, denied the motion for sanctions, and plaintiffs filed a petition for writ of certiorari to the Florida Third District Court of Appeal. In January 2012, the Court of Appeal denied review of plaintiffs’ petition. . Plaintiffs were granted an extension of time to file a petition for rehearing. As of February 9, 2012, the deadline for plaintiffs to file the petition for rehearing had not expired.

Class Action Cases

Lorillard Tobacco is a defendant in four pending Class Action Cases. Lorillard, Inc. is a co-defendant in two of these cases. In most of the pending cases, plaintiffs seek class certification on behalf of groups of cigarette smokers, or the estates of deceased cigarette smokers, who reside in the state in which the case was filed.

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

The Scott Case. In one Class Action Case against Lorillard Tobacco, Scott v. The American Tobacco Company, et al. (District Court, Orleans Parish, Louisiana, filed May 24, 1996), a Louisiana jury awarded damages to the certified class in 2004. The jury’s award was reduced on two separate occasions in response to defendants’ appeals, but defendants exhausted their appeals and have paid the final judgment. In August 2011, Lorillard Tobacco paid approximately $69.7 million, or one-fourth of the award, to satisfy its portion of the final judgment and the interest that accrued while appeals were pending.

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

Counsel for the certified class has filed a motion for attorneys’ fees, for costs and expenses, and for an award to the class representatives. Plaintiffs’ counsel contends they incurred approximately $59.0 million in attorneys’ fees, and further contend that the value of those fees, given the age of the case, is approximately $92.0 million. Plaintiffs’ counsel request that a multiplier as high as seven be applied to any award ordered by the court. Plaintiffs’ counsel ask the court to order defendants to pay an award in excess of $300.0 million, but request in the alternative that they be awarded, from the fund awarded to the class, 33%-40% of the amount of that fund. In addition, plaintiffs’ counsel seeks approximately $13.4 million in costs and expenses. Plaintiffs’ counsel further request that the court order a “substantial” award of an unspecified amount to the two class representatives for their services. As of February 9, 2012, the court had not ruled on plaintiffs’ counsels’ applications.

Other Class Action Cases. In another Class Action Case pending against Lorillard Tobacco, Brown v. The American Tobacco Company, Inc., et al. (Superior Court, San Diego County, California, filed June 10, 1997), the California Supreme Court in 2009 vacated an order that had previously decertified a class and returned Brown to the trial court for further activity. The class in Brown is composed of residents of California who smoked at least one of defendants’ cigarettes between June 10, 1993 and April 23, 2001 and who were exposed to defendants’ marketing and advertising activities in California. The trial court has permitted plaintiffs to assert claims based on the alleged misrepresentation, concealment and fraudulent marketing of “light” or “ultra-light” cigarettes. In January 2012, defendants filed a motion for class decertification. The court has scheduled argument of this motion for March 2012. Trial is set for October 5, 2012. Lorillard, Inc. is not a defendant in Brown.

In another Class Action Case, Cleary v. Philip Morris Incorporated, et al. (U.S. District Court, Northern District, Illinois, filed June 3, 1998), a court allowed plaintiffs to amend their complaint in an existing class action to assert claims on behalf of a subclass of individuals who purchased “light” cigarettes from the defendants, but it subsequently dismissed the “light” cigarettes claims asserted against Lorillard Tobacco. In June 2010, the court dismissed plaintiffs’ remaining claims, and it entered final judgment in defendants’ favor. In August 2011, the U.S. Court of Appeals for the Seventh Circuit affirmed the final judgment entered in defendants’ favor. In November 2011, the U.S. Court of Appeals for the Seventh Circuit denied plaintiffs’ motion for reconsideration of the order affirming the dismissal of the case. Plaintiffs did not pursue an appeal to the U.S. Supreme Court, and the case was concluded. Lorillard Tobacco was a defendant in Cleary. Lorillard, Inc. was not a defendant in Cleary.

“Lights” Class Action Cases. Neither Lorillard Tobacco nor Lorillard, Inc. is a defendant in another approximately 25 Class Action Cases in which plaintiffs’ claims are based on the allegedly fraudulent marketing of “light” or “ultra-light” cigarettes. Classes have been certified in some of these cases. In one of these cases, Craft v. Philip Morris USA (Circuit Court, City of St. Louis, Missouri, filed February 29, 2000), trial began in September 2011. During November 2011, the court ordered a mistrial when the jury was unable to reach a verdict. Retrial has been scheduled for January 2013. In another of the “lights” Class Action Cases, Good v. Altria Group, Inc., et al., the U.S. Supreme Court ruled in December 2008 that neither the Federal Cigarette Labeling and Advertising Act nor the Federal Trade Commission’s regulation of cigarettes’ tar and nicotine disclosures preempts (or bars) some of plaintiffs’ claims. In 2009, the Judicial Panel on Multidistrict Litigation consolidated various federal court “lights”

Class Action Cases pending against Philip Morris USA or Altria Group and transferred those cases to the U.S. District Court of Maine (the “MDL cases”). The court denied plaintiffs’ motion for class certification filed in four of the MDL Cases, and a federal appellate court declined to review the class certification order. Following the appellate court’s ruling, plaintiffs dismissed thirteen of the MDL Cases, including Good v. Altria Group, Inc., et al. Plaintiffs in the four MDL Cases that remain pending have asked the court to transfer their claims to the courts in which each originated. The court has recommended to the Judicial Panel on Multidistrict Litigation that it approve plaintiffs’ motion to transfer the cases to the courts from which they were transferred. As of February 9, 2012, the Judicial Panel on Multidistrict Litigation had not issued a final ruling on the court’s recommendation.

Reimbursement Cases

Lorillard Tobacco is a defendant in the U.S. Government Case, described below. Lorillard Tobacco was a defendant in two additional cases that were concluded since January 1, 2011.

City of St. Louis. In April 2011, a jury returned a verdict for the defendants, including Lorillard Tobacco, in the case of City of St. Louis [Missouri] v. American Tobacco Co., Inc., et al. (Circuit Court, City of St. Louis, Missouri, filed November 25, 1998). Plaintiffs were suing on behalf of 37 Missouri hospitals. Plaintiffs did not pursue an appeal, and City of St. Louis was concluded.

Clalit. Plaintiffs in a Reimbursement Case pending in Israel attempted to assert claims against Lorillard Tobacco and Loews. In 2011, the Israel Supreme Court ruled that plaintiffs lacked the rights to sue certain of the defendants. In 2012, the Israel Supreme Court denied plaintiffs’ motion for reconsideration of the 2011 decision. The 2012 ruling effectively disposed of the case as to all defendants.

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

The final judgment and remedial order has not yet been fully implemented. Following trial, the final judgment and remedial order was stayed because the defendants, the government and several intervenors noticed appeals to the Circuit Court of Appeals for the District of Columbia. In May 2009, a three judge panel upheld substantially all of the District Court’s final judgment and remedial order. In September 2009, the Court of Appeals denied defendants’ rehearing petitions as well as their motion to vacate those statements in the appellate ruling that address defendants’ marketing of “low tar” or “lights” cigarettes, to vacate those parts of the trial court’s judgment on that issue, and to remand the case with instructions to deny as moot the government’s allegations and requested relief regarding “lights” cigarettes. The Court of Appeals stayed its order that formally relinquished jurisdiction of defendants’ appeal pending the disposition of the petitions for writ of certiorari to the U.S. Supreme Court that were noticed by the defendants, the government and the intervenors. In June 2010, the U.S. Supreme Court denied all of the petitions for writ of certiorari. The case has been returned to the trial court for implementation of the Court of Appeals’ directions in its 2009 ruling and for entry of an amended final judgment. As of February 9, 2012, the parties had submitted briefs regarding the issues that were remanded, and the court had not entered an amended final judgment. Following remand, the defendants filed a motion asserting that the 2009 Family Smoking Prevention and Tobacco Control Act had, in whole or in part, extinguished the court’s jurisdiction. In the alternative, defendants urged the court not to order any injunctive remedy in deference to the regulatory authority recently extended to the Food and Drug Administration. The trial court denied this motion in June 2011, and defendants have noticed an appeal to the U.S. Court of Appeals for the District of Columbia Circuit. The government filed a motion following remand requesting clarification of the extent of the defendants’ obligation to make disclosures of disaggregated marketing data and the use the government can make of that data. The trial court granted that motion in April, 2011, holding that the defendants must provide a broad range of data for the ten-year period beginning July 29, 2010, and that the Department of Justice may share that data with other governmental agencies, subject to the confidentiality requirements previously imposed by the trial court. The defendants have noticed an appeal from this order to the U.S. Court of Appeals for the District of Columbia Circuit. As of February 9, 2012, the Court of Appeals had not ruled on defendants’ appeals.

While trial was underway, the Court of Appeals ruled that plaintiff may not seek to recover profits earned by the defendants. Prior to trial, the government had claimed that it was entitled to approximately $280 billion from the defendants for its claim to recover profits earned by the defendants. The U.S. Supreme Court declined to address the decisions dismissing recovery of profits when it denied review of the government’s and the intervenors’ petitions, which effectively disposed of the claim to recover profits in this case.

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

The State Settlement Agreements provide that the agreements are not admissions, concessions or evidence of any liability or wrongdoing on the part of any party, and were entered into by the Original Participating Manufacturers to avoid the further expense, inconvenience, burden and uncertainty of litigation. Lorillard recorded pretax charges for its obligations under the State Settlement Agreements of $294 million and $1.307 billion for the three and twelve months ended December 31, 2011, respectively, and $300 million and $1.212 billion for the three and twelve months ended December 31, 2010, respectively. Lorillard’s portion of ongoing adjusted settlement payments and legal fees is based on its share of domestic cigarette shipments in the year preceding that in which the payment is due. Accordingly, Lorillard records its portions of ongoing adjusted settlement payments as part of cost of manufactured products sold as the related sales occur.

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

Lorillard Tobacco, the other Original Participating Manufacturers and other subsequent participating manufacturers (collectively, the “Participating Manufacturers”) are seeking from the States an adjustment in the amount of payments made in 2003 and subsequent years pursuant to a provision in the MSA that permits such adjustment if the companies can prove that the MSA was a significant factor in their loss of market share to companies not participating in the MSA and that the States failed to diligently enforce certain statutes passed in connection with the MSA. If the Participating Manufacturers are ultimately successful, any recovery would be in the form of reimbursement of proceeds already paid or as a credit against future payments by the Participating Manufacturers.

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

Filter Cases

In addition to the above, claims have been brought against Lorillard Tobacco and Lorillard, Inc. by individuals who seek damages resulting from their alleged exposure to asbestos fibers that were incorporated into filter material used in one brand of cigarettes manufactured by Lorillard Tobacco for a limited period of time ending more than 50 years ago. As of February 9, 2012, Lorillard Tobacco was a defendant in 42 Filter Cases. Lorillard, Inc. was a defendant in two Filter Cases, including one that also names Lorillard Tobacco. Since January 1, 2010, Lorillard Tobacco has paid, or has reached agreement to pay, a total of approximately $18.5 million in settlements to finally resolve 70 claims, including the Lenney case, discussed below. The related expense was recorded in selling, general and administrative expenses on the consolidated statements of income. Since January 1, 2010, verdicts have been returned in three Filter Cases, Cox v. Asbestos Corporation, Ltd., et al, which was tried in the Superior Court of California, Los Angeles County, Lenney v. Armstrong International, Inc., et al., tried in the Superior Court of California, San Francisco County, and McGuire v. Lorillard Tobacco Company and Hollingsworth & Vose Company, tried in the Circuit Court, Division Four, of Jefferson County, Kentucky. The jury in the Cox case returned a verdict for Lorillard Tobacco. Plaintiffs voluntarily dismissed Lorillard Tobacco from their appeal to the California Court of Appeals and the Cox case is concluded. In the Lenney trial, the jury found in favor of the plaintiffs as to their claims for compensatory damages and damages for loss of consortium, but it determined that plaintiffs were not entitled to an award of punitive damages from Lorillard Tobacco or Hollingsworth & Vose. Pursuant to the terms of a 1952 agreement between P. Lorillard Company and H&V Specialties Co., Inc. (the manufacturer of the filter material), Lorillard Tobacco is required to indemnify Hollingsworth & Vose for legal fees, expenses, judgments and resolutions in cases and claims alleging injury from finished products sold by P. Lorillard Company that contained the filter material. The final judgment entered by the trial court awarded plaintiffs a total of approximately $1.1 million in compensatory damages, damages for loss of consortium and costs from Lorillard Tobacco and Hollingsworth & Vose. Lorillard Tobacco and Hollingsworth & Vose have noticed an appeal to the California Court of Appeals. In 2012, Lorillard Tobacco reached agreement with the plaintiffs to resolve plaintiffs’ pending claims, and any claims they might assert in the future, for an amount that is included in the above total for settlements reached since January 1, 2010. The jury in the McGuire case returned a verdict for Lorillard Tobacco and Hollingsworth & Vose. As of February 9, 2012, the deadline for plaintiff to seek post-trial relief or to appeal had not expired. As of February 9, 2012, ten Filter Cases were scheduled for trial or have been placed on courts’ trial calendars. Trial dates are subject to change.

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

In the Kansas case, the District Court of Seward County certified a class of Kansas indirect purchasers in 2002. In July 2006, the Court issued an order confirming that fact discovery was closed, with the exception of privilege issues that the Court determined, based on a Special Master’s report, justified further fact discovery. In October 2007, the Court denied all of the defendants’ privilege claims, and the Kansas Supreme Court thereafter denied a petition seeking to overturn that ruling. All of the defendants have filed motions for summary judgment seeking dismissal of the Kansas suit, which motions were argued in January 2012. As of February 9, 2012, the District Court of Seward County had not ruled on the motions.

MSA-Related Antitrust Suit

In October 2008, Lorillard Tobacco was named as a defendant in an action filed in the Western District of Kentucky, Vibo Corporation, Inc. d/b/a/ General Tobacco v. Conway, et al. The suit alleges that the named defendants, which include 52 state and territorial attorneys general and 19 tobacco manufacturers, violated the federal Sherman Antitrust Act of 1890 (the “Sherman Act”) by entering into and participating in the MSA. The plaintiff alleges that MSA participants, such as itself, that were not in existence when the MSA was executed in 1998 but subsequently became participants, are unlawfully required to pay significantly more sums to the states than companies that joined the MSA within 90 days after its execution. In addition to the Sherman Act claim, plaintiff has raised a number of constitutional claims against the states. Plaintiff seeks a declaratory judgment in its favor on all claims, an injunction against the continued enforcement of the MSA, treble damages against the tobacco manufacturer defendants, including Lorillard Tobacco, and damages and injunctive relief against the states, including contract recession and restitution. In December 2008, the court dismissed the complaint against all defendants, including Lorillard Tobacco. The court entered its final judgment dismissing the suit in January 2010. Thereafter, the plaintiff appealed to the federal Court of Appeals for the Sixth Circuit. The appeal was fully briefed and argued in October 2011. As of February 9, 2012, the Court of Appeals for the Sixth Circuit had not ruled on plaintiff’s appeal.

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

Loews is a defendant in two pending product liability cases, both of which are purported Class Action Cases. Lorillard Tobacco also is a defendant in both of the product liability cases in which Loews is involved. Pursuant to the Separation Agreement, Lorillard is required to indemnify Loews for the amount of any losses and any legal or other fees with respect to such cases.

Other Litigation

Lorillard is also party to other litigation arising in the ordinary course of business. The outcome of this other litigation will not, in the opinion of management, materially affect Lorillard’s results of operations or equity.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a–15 under the Exchange Act as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this annual report, our disclosure controls and procedures (as defined in Rule 13a–15(e) under the Exchange Act) are effective, in all material respects, to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2011 as required under Section 404 of the Sarbanes-Oxley Act of 2002. Management’s assessment of the effectiveness of our internal control over financial reporting was conducted using the criteria in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2011.

The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by Deloitte & Touche LLP, our independent registered public accounting firm, as stated in their attestation report included herein.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Lorillard, Inc.

Greensboro, North Carolina

We have audited the internal control over financial reporting of Lorillard, Inc. and subsidiaries (the “Company”) as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2011 of the Company and our report dated February 21, 2012 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP

Charlotte, North Carolina

February 21, 2012

Item 9B.	OTHER INFORMATION

Annual Meeting of Shareholders

The Company’s 2012 Annual Meeting of Shareholders will be held on May 17, 2012 in Greensboro, North Carolina.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is contained in our proxy statement for our 2012 Annual Meeting of Shareholders to be held on May 17, 2012, to be filed pursuant to Section 14 of the Exchange Act, and is incorporated herein by reference.

Item 11.	EXECUTIVE COMPENSATION

The information required by this item is contained in our proxy statement for our 2012 Annual Meeting of Shareholders to be held on May 17, 2012, to be filed pursuant to Section 14 of the Exchange Act, and is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is contained in our proxy statement for our 2012 Annual Meeting of Shareholders to be held on May 17, 2012, to be filed pursuant to Section 14 of the Exchange Act, and is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is contained in our proxy statement for our 2012 Annual Meeting of Shareholders to be held on May 17, 2012, to be filed pursuant to Section 14 of the Exchange Act, and is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is contained in our proxy statement for our 2012 Annual Meeting of Shareholders to be held on May 17, 2012, to be filed pursuant to Section 14 of the Exchange Act, and is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Listing of Documents

(1)	Financial Statements

The Company’s Consolidated Financial Statements included in Item 8 hereof, as required at December 31, 2011 and December 31, 2010, and for the periods ended December 31, 2011, December 31, 2010 and December 31, 2009, consist of the following:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Income

Consolidated Statements of Shareholders’ Deficit

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

(2) Financial	Statement Schedule

Financial Statement Schedule of the Company appended hereto, as required for the periods ended December 31, 2011, December 31, 2010 and December 31, 2009, consists of the following:

Valuation and Qualifying Accounts

(3) Exhibits

Exhibit
Number	Description

3.1	Amended and Restated Certificate of Incorporation of Lorillard, Inc., incorporated herein by reference to Exhibit 3.1 to our Current Report on Form 8-K (File No. 1-34097) filed on June 12, 2008

3.2	Amended and Restated Bylaws of Lorillard, Inc., as of July 28, 2011, incorporated herein by reference to Exhibit 3.2 to our Current Report on Form 8-K filed (File No. 1-34097) on July 29, 2011

3.3	Certificate of Amendment of Certificate of Incorporation of Lorillard Tobacco Company and Certificate of Incorporation of Lorillard Tobacco Company, incorporated herein by reference to Exhibit 3.3 to Lorillard, Inc.’s Registration Statement on Form S-3 (File No. 333-159902) filed on June 11, 2009

3.4	Bylaws of Lorillard Tobacco Company, incorporated herein by reference to Exhibit 3.4 to Lorillard, Inc.’s Registration Statement on Form S-3 (File No. 333-159902) filed on June 11, 2009

4.1	Specimen certificate for shares of common stock of Lorillard, Inc., incorporated herein by reference to Exhibit 4.1 to our Amended Registration Statement on Form S-4 (File No. 333-149051) filed on May 9, 2008

4.2	Indenture, dated June 23, 2009, among Lorillard Tobacco Company, Lorillard, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee, incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K (File No. 1-34097) filed on June 23, 2009

4.3	First Supplemental Indenture, dated June 23, 2009, among Lorillard Tobacco Company, Lorillard, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee, incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K (File No. 1-34097) filed on June 23, 2009

4.4	Second Supplemental Indenture, dated April 12, 2010, among Lorillard Tobacco Company, Lorillard, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee, incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K (File No. 1-34097) filed on April 12, 2010

4.5	Third Supplemental Indenture, dated August 4, 2011, among Lorillard Tobacco Company, Lorillard, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee, incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K (File No. 1-34097) filed on August 4, 2011

4.6	Form of 8.125% Senior Note due 2019 of Lorillard Tobacco Company, incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K (File No. 1-34097) filed on June 23, 2009

4.7	Form of 6.875% Senior Note due 2020 of Lorillard Tobacco Company, incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K (File No. 1-34097) filed on April 12, 2010

4.8	Form of 8.125% Senior Note due 2040 of Lorillard Tobacco Company, incorporated by reference of Exhibit 4.4 to our Current Report on Form 8-K (File No. 1-34097) filed on April 12, 2010

4.9	Form of 3.500% Senior Note due 2016 of Lorillard Tobacco Company, incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K (File No. 1-34097) filed on August 4, 2011

4.10	Form of 7.000% Senior Note due 2041 of Lorillard Tobacco Company, incorporated by reference to Exhibit 4.4 to our Current Report on Form 8-K (File No. 1-34097) filed on August 4, 2011

4.11	Form of Guarantee Agreement of Lorillard, Inc. for the 8.125% Senior Notes due 2019 of Lorillard Tobacco Company, incorporated by reference to Exhibit 4.4 to Lorillard, Inc.’s Current Report on Form 8-K filed on June 23, 2009

4.12	Form of Guarantee Agreement of Lorillard, Inc. for the 6.875% Senior Notes due 2020 of Lorillard Tobacco Company, incorporated by reference to Exhibit 4.5 to our Current Report on Form 8-K (File No. 1-34097) filed on April 12, 2010

4.13	Form of Guarantee Agreement of Lorillard, Inc. for the 8.125% Senior Notes due 2040 of Lorillard Tobacco Company, incorporated by reference to Exhibit 4.6 to our Current Report on Form 8-K (File No. 1-34097) filed on April 12, 2010

4.14	Form of Guarantee Agreement of Lorillard, Inc. for the 3.500% Senior Notes due 2016 of Lorillard Tobacco Company, incorporated by reference to Exhibit 4.5 to our Current Report on Form 8-K (File No. 1-34097) filed on August 4, 2011

4.15	Form of Guarantee Agreement of Lorillard, Inc. for the 7.000% Senior Notes due 2041 of Lorillard Tobacco Company, incorporated by reference to Exhibit 4.6 to our Current Report on Form 8-K (File No. 1-34097) filed on August 4, 2011

10.1	Separation Agreement between Loews Corporation and Lorillard, Inc., Lorillard Tobacco Company, Lorillard Licensing Company, LLC, One Park Media Services, Inc. and Plisa, S.A., incorporated herein by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q (File No. 1-34097) filed on August 7, 2008

10.2	Amended and Restated Employment Agreement between Lorillard, Inc. and Martin L. Orlowsky, dated December 19, 2008, incorporated by reference to Exhibit 10.2 to our Annual Report on Form 10-K (File No. 1-34097) filed on March 2, 2009†

10.3	Comprehensive Settlement Agreement and Release with the State of Florida to settle and resolve with finality all present and future economic claims by the State and its subdivisions relating to the use of or exposure to tobacco products, incorporated herein by reference to Exhibit 10 to Loews’s Report on Form 8-K (File No. 1-6541) filed September 5, 1997

10.4	Comprehensive Settlement Agreement and Release with the State of Texas to settle and resolve with finality all present and future economic claims by the State and its subdivisions relating to the use of or exposure to tobacco products, incorporated herein by reference to Exhibit 10 to Loews’s Report on Form 8-K (File No. 1-6541) filed February 3, 1998

10.5	State of Minnesota Settlement Agreement and Stipulation for Entry of Consent Judgment to settle and resolve with finality all claims of the State of Minnesota relating to the subject matter of this action which have been or could have been asserted by the State, incorporated herein by reference to Exhibit 10.1 to Loews’s Report on Form 10-Q for the quarter ended March 31, 1998 (File No. 1-6541) filed May 15, 1998

10.6	State of Minnesota Consent Judgment relating to the settlement of tobacco litigation, incorporated herein by reference to Exhibit 10.2 to Loews’s Report on Form 10-Q for the quarter ended March 31, 1998 (File No. 1-6541) filed May 15, 1998

10.7	State of Minnesota Settlement Agreement and Release relating to the settlement of tobacco litigation, incorporated herein by reference to Exhibit 10.3 to Loews’s Report on Form 10-Q for the quarter ended March 31, 1998 (File No. 1-6541) filed May 15, 1998

10.8	State of Minnesota State Escrow Agreement relating to the settlement of tobacco litigation, incorporated herein by reference to Exhibit 10.6 to Loews’s Report on Form 10-Q for the quarter ended March 31, 1998 (File No. 1-6541) filed May 15, 1998

10.9	Stipulation of Amendment to Settlement Agreement and For Entry of Agreed Order, dated July 2, 1998, regarding the settlement of the State of Mississippi health care cost recovery action, incorporated herein by reference to Exhibit 10.1 to Loews’s Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 1-6541) filed August 14, 2008

10.10	Mississippi Fee Payment Agreement, dated July 2, 1998, regarding the payment of attorneys’ fees, incorporated herein by reference to Exhibit 10.2 to Loews’s Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 1-6541) filed August 14, 2008

10.11	Stipulation of Amendment to Settlement Agreement and For Entry of Consent Decree, dated July 24, 1998, regarding the settlement of the Texas health care cost recovery action, incorporated herein by reference to Exhibit 10.4 to Loews’s Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 1-6541) filed on August 14, 2008

10.12	Texas Fee Payment Agreement, dated July 24, 1998, regarding the payment of attorneys’ fees, incorporated herein by reference to Exhibit 10.5 to Loews’s Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 1-6541) filed on August 14, 2008

10.13	Stipulation of Amendment to Settlement Agreement and For Entry of Consent Decree, dated September 11, 1998, regarding the settlement of the Florida health care cost recovery action, incorporated herein by reference to Exhibit 10.1 to Loews’s Report on Form 10-Q for the quarter ended September 30, 1998 (File No. 1-6541) filed November 17, 2008

10.14	Florida Fee Payment Agreement, dated September 11, 1998, regarding the payment of attorneys’ fees, incorporated herein by reference to Exhibit 10.2 to Loews’s Report on Form 10-Q for the quarter ended September 30, 1998 (File No. 1-6541) filed November 17, 2008

10.15	Master Settlement Agreement with 46 states, the District of Columbia, the Commonwealth of Puerto Rico, Guam, the U.S. Virgin Islands, American Samoa and the Northern Marianas to settle the asserted and unasserted health care cost recovery and certain other claims of those states, incorporated herein by reference to Exhibit 10 to Loews’s Current Report on Form 8-K (File No. 1-6541) filed November 25, 1998

10.16	Form of Assignment and Assumption of Services Agreement, dated as of April 1, 2008, by and between R.J. Reynolds Tobacco Company and R.J. Reynolds Global Products, Inc., with a joinder by Lorillard Tobacco Company, incorporated herein by reference to Exhibit 10.17 to our Amended Registration Statement on Form S-4 (File No. 333-149051) filed on March 26, 2008

10.17	Lorillard, Inc. 2008 Incentive Compensation Plan, incorporated herein by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (File No. 1-34097) filed on August 7, 2008†

10.18	Form of Lorillard, Inc. indemnification agreement for directors and executive officers, incorporated herein by reference to Exhibit 10.19 to our Amended Registration Statement on Form S-4 (File No. 333-149051) filed on May 9, 2008†

10.19	Form of Severance Agreement for named executive officers, incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K (File No. 1-34097) filed on July 10, 2008†

10.20	Amendment to Supply Agreement for Reconstituted Tobacco, dated October 30, 2008, by and between R.J. Reynolds Tobacco Company and Lorillard Tobacco Company, incorporated herein by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 1-34097) filed on November 4, 2008 #

10.21	Form of Stock Appreciation Rights Award Certificate, incorporated herein by reference to Exhibit 10.7 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 1-34097) filed on November 4, 2008†

10.22	Form of Stock Option Award Certificate, incorporated herein by reference to Exhibit 10.22 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (File No. 1-34097) filed on May 6, 2010†

10.23	Form of Restricted Stock Award Certificate, incorporated herein by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q (File No. 1-34097) filed on May 5, 2009†

10.24	Form of Restricted Stock Unit Award Certificate†*

10.25	Credit Agreement, dated March 26, 2010, among Lorillard Tobacco Company, as borrower, Lorillard, Inc., as parent guarantor, the lenders referred to therein, and JPMorgan Chase Bank, N.A., as Administrative Agent, incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 1-34097) filed on March 26, 2010

10.26	Consulting Agreement between Lorillard, Inc. and Martin L. Orlowsky, dated August 12, 2010, incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K (File No. 1-34097) filed on August 12, 2010†

10.27	Offer Letter between Lorillard, Inc. and Murray S. Kessler, dated August 12, 2010, incorporated herein by reference to Exhibit 10.3 to our Current Report on Form 8-K (File No. 1-34097) filed on August 12, 2010†

10.28	Severance Agreement between Lorillard, Inc. and Murray S. Kessler, dated October 11, 2010†, incorporated herein by reference to Exhibit 10.26 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (File No. 1-34087) filed on October 27, 2010†

11 .1	Statement regarding computation of earnings per share. (See Note 11 to the consolidated financial statements.)*

12 .1	Computation of Ratio of Earnings to Fixed Charges*

21 .1	Subsidiaries of Lorillard, Inc.*

23 .1	Consent of Registered Public Accounting Firm*

23 .2	Consent of Management Science Associates, Inc., incorporated herein by reference to Exhibit 23.2 to our Annual Report on Form 10-K (File No. 1-34097) filed on March 2, 2009

31 .1	Certification by the Chief Executive Officer of Lorillard, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a)*

31 .2	Certification by the Chief Financial Officer of Lorillard, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a)*

32 .1	Certification by the Chief Executive Officer and Chief Financial Officer of Lorillard, Inc. pursuant to 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002)*

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

*	Filed herewith.
**	Pursuant to applicable securities laws and regulations, the Company is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Company has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fails to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.
#	Confidential treatment has been granted for certain portions of this exhibit pursuant to an order under the Exchange Act of 1934, as amended, which portions have been omitted and filed separately with the Securities and Exchange Commission.
†	Management or compensatory plan or arrangement required to be filed pursuant to Item 601(b)(10) of Regulation S-K.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 21, 2012.

LORILLARD, INC.

By:	/s/ MURRAY S. KESSLER
	Name:	Murray S. Kessler
	Title:	Chairman, President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons in the capacities indicated on February 21, 2012. The undersigned hereby constitute and appoint Murray S. Kessler, David H. Taylor and Ronald S. Milstein, and each of them, their true and lawful agents and attorneys-in-fact with full power and authority in said agents and attorneys-in-fact, and in any one or more of them, to sign for the undersigned and in their respective names as directors and officers of Lorillard, Inc., any amendment or supplement hereto. The undersigned hereby confirm all acts taken by such agents and attorney-in-fact, or any one or more of them, as herein authorized.

Signature	Title

/s/ MURRAY S. KESSLER	Chairman, President and Chief Executive Officer
Murray S. Kessler	(Principal Executive Officer)

/s/ DAVID H. TAYLOR	Executive Vice President, Finance and Planning and
David H. Taylor	Chief Financial Officer (Principal Financial Officer)

/s/ ANTHONY B. PETITT	Vice President, Chief Accounting Officer and Controller
Anthony B. Petitt	(Principal Accounting Officer)

/s/ ROBERT C. ALMON	Director
Robert C. Almon

/s/ DIANNE NEAL BLIXT	Director
Dianne Neal Blixt

/s/ ANDREW J. CARD, JR.	Director
Andrew J. Card, Jr.

/s/ VIRGIS W. COLBERT	Director
Virgis W. Colbert

/s/ DAVID E. R. DANGOOR	Director
David E. R. Dangoor

/s/ KIT D. DIETZ	Director
Kit D. Dietz

/s/ RICHARD W. ROEDEL	Director
Richard W. Roedel

/s/ NIGEL TRAVIS	Director
Nigel Travis

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS OF LORILLARD, INC. AND SUBSIDIARIES

Column A Column B Column C				Column D	Column E
	Additions
Description	Balance at	Charged to	Charged	Deductions (1)	Balance at
	Beginning of Period	Costs and Expenses	to Other Accounts		End of Period
	(In millions)
For the Year Ended December 31, 2011
Deducted from assets:
Allowance for discounts	$1	$193	$—	$193	$1
Allowance for doubtful accounts	2	—	—	1	1

Total	$3	$193	$—	$194	$2

For the Year Ended December 31, 2010
Deducted from assets:
Allowance for discounts	$1	$177	$—	$177	$1
Allowance for doubtful accounts	2	—	—	—	2

Total	$3	$177	$—	$177	$3

For the Year Ended December 31, 2009
Deducted from assets:
Allowance for discounts	$—	$175	$—	$174	$1
Allowance for doubtful accounts	2	—	—	—	2

Total	$2	$175	$—	$174	$3

(1)	Discounts allowed.