Form 10-Q
period 2012-03-31
LORILLARD, INC.
filed 2012-04-27
CIK 1424847

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

Class	Outstanding at April 25, 2012
Common stock, $0.01 par value	130,516,763 shares

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

LORILLARD, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(In millions, except share and per share data)	March 31, 2012	December 31, 2011
	(Unaudited)
Assets:
Cash and cash equivalents	$1,929	$1,634
Accounts receivable, less allowances of $2 and $2	10	10
Other receivables	67	83
Inventories	342	277
Deferred income taxes	534	535
Other current assets	28	25

Total current assets	2,910	2,564
Plant and equipment, net	268	262
Deferred income taxes	52	54
Other assets	121	128

Total assets	$3,351	$3,008

Liabilities and Shareholders’ Deficit:
Accounts and drafts payable	$27	$32
Accrued liabilities	366	296
Settlement costs	1,488	1,151
Income taxes	110	6

Total current liabilities	1,991	1,485
Long-term debt	2,586	2,595
Postretirement pension, medical and life insurance benefits	383	388
Other liabilities	57	53

Total liabilities	5,017	4,521

Commitments and Contingent Liabilities
Shareholders’ Deficit:
Preferred stock, $0.01 par value, authorized 10 million shares	—	—
Common stock:
Authorized—600 million shares; par value $0.01 per share
Issued—175 million and 175 million shares (outstanding 131 million and 132 million shares)	2	2
Additional paid-in capital	276	266
Retained earnings	2,080	2,059
Accumulated other comprehensive loss	(224)	(228)
Treasury stock at cost, 44 million and 43 million shares	(3,800)	(3,612)

Total shareholders’ deficit	(1,666)	(1,513)

Total liabilities and shareholders’ deficit	$3,351	$3,008

See Notes to Consolidated Condensed Financial Statements

LORILLARD, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended March 31,
(In millions, except per share data)	2012	2011
Net sales (including excise taxes of $467 and $479, respectively)	$1,526	$1,535
Cost of sales	1,003	992

Gross profit	523	543
Selling, general and administrative	131	122

Operating income	392	421
Investment income	1	1
Interest expense	(39)	(28)

Income before income taxes	354	394
Income taxes	131	146

Net income	$223	$248

Earnings per share:
Basic	$1.71	$1.71
Diluted	$1.70	$1.71

Weighted average number of shares outstanding:
Basic	130.48	144.80
Diluted	130.80	144.94

See Notes to Consolidated Condensed Financial Statements

LORILLARD, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

	Three Months Ended March 31,
(In millions)	2012	2011

Net income	$223	$248

Other comprehensive income, net of tax:
Defined benefit retirement plan gains, net of tax expense of $2 and $1	4	1

Other comprehensive income	4	1

Comprehensive income	$227	$249

See Notes to Consolidated Condensed Financial Statements

LORILLARD, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(UNAUDITED)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Compre- hensive Loss	Treasury Shares	Total Sharehold- ers’ Equity (Deficit)
(In millions, except per share data)
Balance, January 1, 2011	$2	$242	$1,666	$(109)	$(2,026)	$(225)

Net income			248			248
Other comprehensive gains, net of tax expense of $1				1		1
Dividends paid ($1.30 per share)			(188)			(188)
Shares repurchased					(289)	(289)
Share-based compensation		4				4

Balance, March 31, 2011	$2	$246	$1,726	$(108)	$(2,315)	$(449)

Balance, January 1, 2012	$2	$266	$2,059	$(228)	$(3,612)	$(1,513)

Net income			223			223
Other comprehensive gains, net of tax expense of $2				4		4
Dividends paid ($1.55 per share)			(202)			(202)
Shares repurchased					(188)	(188)
Share-based compensation		10				10

Balance, March 31, 2012	$2	$276	$2,080	$(224)	$(3,800)	$(1,666)

See Notes to Consolidated Condensed Financial Statements

LORILLARD, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2012	2011
(In millions)
Cash flows from operating activities:
Net income	$223	$248
Adjustments to reconcile net cash provided by operating activities:
Depreciation and amortization	10	10
Pension, health and life insurance contributions	(10)	(8)
Pension, health and life insurance benefits expense	12	8
Deferred income taxes	—	(4)
Share-based compensation	4	4
Excess tax benefits from share-based payment arrangements	(5)	—
Changes in operating assets and liabilities:
Accounts and other receivables	(2)	(4)
Inventories	(65)	(31)
Accounts payable and accrued liabilities	65	77
Settlement costs	337	321
Income taxes	118	136
Other current assets	5	2
Other assets	(2)	—

Net cash provided by operating activities	690	759

Cash flows from investing activities:
Additions to plant and equipment	(16)	(7)
Cash flows from financing activities:
Shares repurchased	(188)	(289)
Dividends paid	(202)	(188)
Proceeds from exercise of stock options	6	—
Excess tax benefits from share-based payment arrangements	5	—

Net cash used in financing activities	(379)	(477)

Change in cash and cash equivalents	295	275
Cash and cash equivalents, beginning of year	1,634	2,063

Cash and cash equivalents, end of period	$1,929	$2,338

Cash paid for income taxes	$10	$13

Cash paid for interest	$18	$—

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

Basis of Presentation. The accompanying unaudited consolidated condensed financial statements reflect all adjustments necessary to present fairly the financial position as of March 31, 2012 and December 31, 2011 and the consolidated income, shareholders’ deficit and cash flows for the three months ended March 31, 2012 and 2011.

Results of operations for the three months for each of the years reported herein are not necessarily indicative of results of operations of the entire year.

These consolidated condensed financial statements should be read in conjunction with the Consolidated Financial Statements and related Notes to Consolidated Financial Statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the SEC on February 21, 2012.

Recently adopted accounting pronouncements. Lorillard adopted FASB ASU 2010-09 “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements.” ASU 2010-09 amends Topic 855 for SEC filers to eliminate the disclosure of the date through which subsequent events have been reviewed. The effective date was February 24, 2010. ASU 2010-09 did not have a material impact on Lorillard’s financial position or results of operations.

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

In May 2011, the FASB issued ASU 2011-04 “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.” ASU 2011-04 clarifies certain areas of the fair value guidance, including application of the highest and best use and valuation premise concepts, measuring the fair value of an instrument classified in a reporting entity’s shareholders’ equity, and quantitative information about unobservable inputs used in a Level 3 fair value measurement. Additionally, ASU 2011-04 contains guidance on measuring the fair value of instruments that are managed within a portfolio, application of premiums and discounts in a fair value measurement, and requires additional disclosures about fair value measurements. The amendments contained in ASU 2011-04 are to be applied prospectively, and ASU 2011-04 is effective for public companies for interim and annual periods beginning after December 15, 2011. ASU 2011-04 did not have a material impact on Lorillard’s financial position or results of operations.

In June 2011, the FASB issued ASU 2011-05 “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” ASU 2011-05 requires presentation of comprehensive income in either a single statement of comprehensive income or two separate but consecutive statements. ASU 2011-05 does not change the definitions or the components of net income and other comprehensive income (OCI), when an item must be reclassified from OCI to net income, or the calculation or presentation of earnings per share. The entity still has the choice to either present OCI components before tax with one line amount for tax, or net of taxes. Disclosure of the tax impact for each OCI component is still required. ASU 2011-05 is effective for public companies for reporting periods beginning after December 15, 2011 and must be applied retrospectively. ASU 2011-05 did not have any impact on Lorillard’s financial position or results of operations, but resulted in the presentation of a separate statement of other comprehensive income.

2. Inventories

Inventories are valued at the lower of cost, determined on a last-in, first-out (“LIFO”) basis, or market and consisted of the following:

	March 31, 2012	December 31, 2011
	(In millions)
Leaf tobacco	$246	$230
Manufactured stock	91	43
Material and supplies	5	4

	$342	$277

If the average cost method of accounting was used, inventories would be greater by approximately $229 and $223 million at March 31, 2012 and December 31, 2011, respectively.

3. Other Current Assets

Other current assets were as follows:

	March 31, 2012	December 31, 2011
	(In millions)
Prepaid income taxes	$8	$—
Restricted cash	13	13
Appeal bonds	7	7
Other current assets	—	5

Total	$28	$25

4. Plant and Equipment, Net

Plant and equipment is stated at cost and consisted of the following:

	March 31, 2012	December 31, 2011
	(In millions)
Land	$3	$3
Buildings	90	90
Equipment	609	597

Total	702	690
Accumulated depreciation	(434)	(428)

Plant and equipment, net	$268	$262

5. Other Assets

Other assets were as follows:

	March 31, 2012	December 31, 2011
	(In millions)
Debt issuance costs	$23	$24
Interest rate swap	86	95
Other prepaid assets	12	9

Total	$121	$128

6. Accrued Liabilities

Accrued liabilities were as follows:

	March 31, 2012	December 31, 2011
	(In millions)
Legal fees	$47	$28
Salaries and other compensation	25	20
Medical and other employee benefit plans	31	31
Consumer rebates	53	60
Sales promotion	20	23
Accrued vendor charges	29	7
Excise and other taxes	87	52
Accrued bond interest	52	27
Other accrued liabilities	22	48

Total	$366	$296

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

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2012, were as follows:

	Level 1	Level 2	Level 3	Total
	(In millions)
Cash and Cash Equivalents:
Prime money market funds	$1,929	$—	$—	$1,929

Total cash and cash equivalents	$1,929	$—	$—	$1,929

Derivative Asset:
Interest rate swaps — fixed to floating rate	$—	$86	$—	$86

Total derivative asset	$—	$86	$—	$86

Assets and liabilities measured at fair value on a recurring basis at December 31, 2011 were as follows:

	Level 1	Level 2	Level 3	Total
	(In millions)
Cash and Cash Equivalents:
Prime money market funds	$1,634	$—	$—	$1,634

Total cash and cash equivalents	$1,634	$—	$—	$1,634

Derivative Asset:
Interest rate swaps — fixed to floating rate	$—	$95	$—	$95

Total derivative asset	$—	$95	$—	$95

There were no transfers between levels within the fair value hierarchy or Level 3 purchases, sales, issuances or settlements for the three months ended March 31, 2012 or the twelve months ended December 31, 2011.

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

As of March 31, 2012, Lorillard was in compliance with all financial covenants and there were no borrowings under the Revolver.

9. Long-Term Debt

Long-term debt, net of interest rate swaps, consisted of the following:

	March 31, 2012	December 31, 2011
	(In millions)
2016 Notes – 3.500% Notes due 2016	$500	$500
2019 Notes – 8.125% Notes due 2019	836	845
2020 Notes – 6.875% Notes due 2020	750	750
2040 Notes – 8.125% Notes due 2040	250	250
2041 Notes – 7.000% Notes due 2041	250	250

Total long-term debt	$2,586	$2,595

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

The interest rate payable on the 2019 Notes is subject to incremental increases from 0.25% to 2.00% in the event either Moody’s Investors Services, Inc. (“Moody’s”), Standard & Poor’s Ratings Services (“S&P”) or both Moody’s and S&P downgrade the 2019 Notes below investment grade (Baa3 and BBB- for Moody’s and S&P, respectively). As of March 31, 2012, our debt ratings were Baa2 and BBB- with Moody’s and S&P, respectively, both of which are investment grade.

Upon the occurrence of a change of control triggering event, Lorillard Tobacco would be required to make an offer to repurchase the Notes at a price equal to 101% of the aggregate principal amount of the Notes, plus accrued interest. A “change of control triggering event” occurs when there is both a “change of control” (as defined in the Supplemental Indentures) and the Notes cease to be rated investment grade by both Moody’s and S&P within 60 days of the occurrence of a change of control or public announcement of the intention to effect a change of control. The Notes are not entitled to any sinking fund and are not redeemable prior to maturity. The Notes contain covenants that restrict liens and sale and leaseback transactions, subject to a limited exception. At March 31, 2012 and December 31, 2011, the carrying value of the Notes was $2.586 billion and $2.595 billion, respectively, and the estimated fair value was $2.905 billion and $2.801 billion, respectively. The fair value of the Notes, classified as Level 1, utilized quoted prices in active markets.

10. Derivative Instruments

In September 2009, Lorillard Tobacco entered into interest rate swap agreements, which the Company guaranteed, with a total notional amount of $750 million to modify its exposure to interest rate risk by effectively converting the interest rate payable on the 2019 Notes from a fixed rate to a floating rate. Under the agreements, Lorillard Tobacco receives interest based on a fixed rate of 8.125% and pays interest based on a floating one-month LIBOR rate plus a spread of 4.625%. The variable rates were 4.869% and 4.896% as of March 31, 2012 and December 31, 2011, respectively. The agreements expire in June 2019. The interest rate swap agreements qualify for hedge accounting and were designated as fair value hedges. Under the swap agreements, Lorillard Tobacco receives a fixed rate settlement and pays a variable rate settlement with the difference recorded in interest expense. That difference reduced interest expense by $6 million for the three months ended March 31, 2012 and 2011.

For derivatives designated as fair value hedges, which relate entirely to hedges of debt, changes in the fair value of the derivatives are recorded in other assets or other liabilities with an offsetting adjustment to the carrying amount of the hedged debt. At March 31, 2012 and December 31, 2011, the adjusted carrying amounts of the hedged debt outstanding were $836 million and $845 million, respectively and the amounts included in other assets were $86 million and $95 million, respectively.

If our debt rating is downgraded below Baa3 by Moody’s or BBB- by S&P, the swap agreements will terminate and we will be required to cash settle them before their expiration date. As of March 31, 2012, our debt ratings were Baa2 and BBB- with Moody’s and S&P, respectively, both of which are above the ratings at which settlement of our derivative contracts would be required.

11. Earnings Per Share

Basic and diluted earnings per share (“EPS”) were calculated using the following:

	Three Months Ended March 31,
	2012	2011
Numerator:
Net income, as reported	$223	$248
Less: Net income attributable to participating securities	(1)	(1)

Net income available to common shareholders	$222	$247

Denominator:
Basic EPS- weighted average shares	130.48	144.80
Effect of dilutive securities:
Stock Options and SARS	0.32	0.14

Diluted EPS- adjusted weighted average shares and assumed conversions	130.80	144.94

Earnings Per Share:
Basic	$1.71	$1.71

Diluted	$1.70	$1.71

Options to purchase 0.2 million and 0.6 million shares of common stock were excluded from the diluted earnings per share calculation because their effect would be anti-dilutive for the quarters ended March 31, 2012 and March 31, 2011, respectively.

12. Retirement Plans

Lorillard has defined benefit pension, postretirement benefits, profit sharing and savings plans for eligible employees.

Net periodic benefit cost components were as follows:

	Three Months Ended March 31,
Pension Benefits	2012	2011
Service cost	$6	$6
Interest cost	14	14
Expected return on plan assets	(18)	(18)
Amortization of net loss	5	2
Amortization of prior service cost	1	1

Net periodic benefit cost	$8	$5

	Three Months Ended March 31,
Other Postretirement Benefits	2012	2011
Service cost	$1	$1
Interest cost	3	3
Amortization of net loss	—	(1)

Net periodic benefit cost	$4	$3

Lorillard expects to contribute $31 million to its pension plans and $15 million to its other postretirement benefit plans in 2012, of which $6 million and $4 million had been contributed to the pension and postretirement benefit plans, respectively, as of March 31, 2012.

13. Share Repurchase Programs

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

As of February 24, 2012, the Company completed its $750 million share repurchase program that was announced in August 2011, after repurchasing an additional 1.6 million shares in January and February 2012 for $188 million at an average purchase price of $114.85. The Company repurchased a total of 6.7 million shares at an average price of $111.87 per share under this program.

As of March 31, 2012, total shares repurchased under share repurchase programs authorized by the Board since the Separation were as follows:

Program	Amount Authorized	Number of Shares Repurchased
	(In millions)	(In millions)
July 2008 – October 2008	$400	5.9
May 2009 – July 2009	250	3.7
July 2009 – January 2010	750	9.7
February 2010 – May 2010	250	3.3
August 2010 * - August 2011	1,400	15.0
August 2011 – February 2012	750	6.7

Total	$3,800	44.3

*	As amended on May 19, 2011

14. Consolidating Financial Information

In June 2009, April 2010 and August 2011, Lorillard Tobacco, as primarily obligor, issued Notes, which are unconditionally guaranteed by the Company for the payment and performance of Lorillard Tobacco’s obligation in connection therewith.

The following sets forth the condensed consolidating balance sheets as of March 31, 2012 and December 31, 2011, condensed consolidating statements of income for the three months ended March 31, 2012 and 2011, and condensed consolidating statements of cash flows for the three months ended March 31, 2012 and 2011 for the Company as parent guarantor (herein referred to as “Parent”), Lorillard Tobacco (herein referred to as “Issuer”) and all other non-guarantor subsidiaries of the Company and Lorillard Tobacco. These condensed consolidating financial statements were prepared in accordance with Rule 3-10 of SEC Regulation S-X, “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered.” Lorillard accounts for investments in these subsidiaries under the equity method of accounting.

Condensed Consolidating Balance Sheets

March 31, 2012

(In millions)

(Unaudited)

	Parent	Issuer	All Other Subsidiaries	Total Consolidating Adjustments	Consolidated
Assets:
Cash and cash equivalents	$31	$1,727	$171	$—	$1,929
Accounts receivable, less allowances of $2	—	10	—	—	10
Other receivables		66	1	—	67
Inventories	—	342	—	—	342
Deferred income taxes	—	534	—	—	534
Other current assets	1	27	—	—	28

Total current assets	32	2,706	172	—	2,910
Investment in subsidiaries	(1,310)	375	—	935	—
Plant and equipment, net	—	268	—	—	268
Deferred income taxes	—	47	5	—	52
Other assets	—	295	213	(387)	121

Total assets	$(1,278)	$3,691	$390	$548	$3,351

Liabilities and Shareholders’ Equity (Deficit):
Accounts and drafts payable	$—	$27	$—	$—	$27
Accrued liabilities (1)	1	453	(88)	—	366
Settlement costs	—	1,488	—	—	1,488
Income taxes	—	22	88	—	110

Total current liabilities	1	1,990	—	—	1,991

Long-term debt	—	2,586	—	—	2,586
Postretirement pension, medical and life insurance benefits	—	383	—	—	383
Other liabilities	387	42	15	(387)	57

Total liabilities	388	5,001	15	(387)	5,017

Shareholders’ Equity (Deficit):
Common stock	2	—	—	—	2
Additional paid-in capital	276	65	214	(279)	276
Retained earnings	2,080	(1,151)	161	990	2,080
Accumulated other comprehensive loss	(224)	(224)	—	224	(224)
Treasury stock	(3,800)	—	—	—	(3,800)

Total shareholders’ equity (deficit)	(1,666)	(1,310)	375	935	(1,666)

Total liabilities and shareholders’ equity (deficit)	$(1,278)	$3,691	$390	$548	$3,351

(1)	Includes intercompany royalties between Issuer and other subsidiaries of a corresponding amount.

Condensed Consolidating Balance Sheets

December 31, 2011

(In millions)

	Parent	Issuer	All Other Subsidiaries	Total Consolidating Adjustments	Consolidated
Assets:
Cash and cash equivalents	$235	$582	$817	$—	$1,634
Accounts receivable, less allowances of $2	—	10	—	—	10
Other receivables		956	2	(875)	83
Inventories	—	277	—	—	277
Deferred income taxes	—	535	—	—	535
Other current assets	—	25	—	—	25

Total current assets	235	2,385	819	(875)	2,564
Investment in subsidiaries	(1,347)	219	—	1,128	—
Plant and equipment, net	—	262	—	—	262
Deferred income taxes	—	50	4	—	54
Other assets	—	302	213	(387)	128

Total assets	$(1,112)	$3,218	$1,036	$(134)	$3,008

Liabilities and Shareholders’ Equity (Deficit):
Accounts and drafts payable	$—	$32	$—	$—	$32
Accrued liabilities (1)	14	354	803	(875)	296
Settlement costs	—	1,151	—	—	1,151
Income taxes	—	6		—	6

Total current liabilities	14	1,543	803	(875)	1,485

Long-term debt	—	2,595	—	—	2,595
Postretirement pension, medical and life insurance benefits	—	388	—	—	388
Other liabilities	387	39	14	(387)	53

Total liabilities	401	4,565	817	(1,262)	4,521

Shareholders’ Equity (Deficit):
Common stock	2	—	—	—	2
Additional paid-in capital	266	55	214	(269)	266
Retained earnings	2,059	(1,174)	5	1,169	2,059
Accumulated other comprehensive loss	(228)	(228)	—	228	(228)
Treasury stock	(3,612)	—	—	—	(3,612)

Total shareholders’ equity (deficit)	(1,513)	(1,347)	219	1,128	(1,513)

Total liabilities and shareholders’ equity (deficit)	$(1,112)	$3,218	$1,036	$(134)	$3,008

(1)	Includes intercompany royalties between Issuer and other subsidiaries of a corresponding amount.

Condensed Consolidating Statements of Income

For the Three Months Ended March 31, 2012

(In millions)

(Unaudited)

	Parent	Issuer	All Other Subsidiaries	Total Consolidating Adjustments	Consolidated
Net sales (including excise taxes of $467)	$—	$1,526	$—	$—	$1,526
Cost of sales	—	1,003	—	—	1,003

Gross profit	—	523	—	—	523
Selling, general and administrative (1)	—	376	(245)	—	131

Operating income	—	147	245	—	392
Investment income	—	1	—	—	1
Interest expense	(1)	(38)		—	(39)

Income before taxes	(1)	110	245	—	354
Income taxes	(1)	43	89	—	131
Equity in earnings of subsidiaries	223	156	—	(379)	—

Net income	$223	$223	$156	$(379)	$223

(1)	Includes intercompany royalties between Issuer and other subsidiaries of a corresponding amount.

Condensed Consolidating Statements of Income

For the Three Months Ended March 31, 2011

(In millions)

(Unaudited)

	Parent	Issuer	All Other Subsidiaries	Total Consolidating Adjustments	Consolidated
Net sales (including excise taxes of $479)	$—	$1,535	$—	$—	$1,535
Cost of sales	—	992	—	—	992

Gross profit	—	543	—	—	543
Selling, general and administrative (1)	—	365	(243)	—	122

Operating income	—	178	243	—	421
Investment income	—	1	—	—	1
Interest expense	—	(28)		—	(28)

Income before taxes	—	151	243	—	394
Income taxes	—	59	87	—	146
Equity in earnings of subsidiaries	248	156	—	(404)	—

Net income	$248	$248	$156	$(404)	$248

(1)	Includes intercompany royalties between Issuer and other subsidiaries of a corresponding amount.

Condensed Consolidating Statements of Comprehensive Income

For the Three Months Ended March 31, 2012

(Unaudited)

(In millions)	Parent	Issuer	All Other Subsidiaries	Total Consolidating Adjustments	Consolidated
Net income	$223	$223	$156	$(379)	$223

Other comprehensive income, net of tax: Defined benefit retirement plan gains, net of tax expense of $2	—	4	—	—	4

Other comprehensive income	—	4	—	—	4

Comprehensive income	$223	$227	$156	$(379)	$227

Condensed Consolidating Statements of Comprehensive Income

For the Three Months Ended March 31, 2011

(Unaudited)

(In millions)	Parent	Issuer	All Other Subsidiaries	Total Consolidating Adjustments	Consolidated
Net income	$248	$248	$156	$(404)	$248

Other comprehensive income, net of tax: Defined benefit retirement plan gains, net of tax expense of $1	—	1	—	—	1

Other comprehensive income	—	1	—	—	1

Comprehensive income	$248	$249	$156	$(404)	$249

Condensed Consolidating Statements of Cash Flows

For the Three Months Ended March 31, 2012

(In millions)

(Unaudited)

	Parent	Issuer	All Other Subsidiaries	Total Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net income	$223	$223	$156	$(379)	$223
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity income from subsidiaries	(223)	(156)	—	379	—
Depreciation and amortization	—	10	—	—	10
Pension, health and life insurance contributions	—	(10)	—	—	(10)
Pension, health and life insurance benefits expense	—	12	—	—	12
Deferred income taxes	—	1	(1)	—	—
Share-based compensation	—	4	—	—	4
Excess tax benefits from share-based arrangements	—	(5)	—	—	(5)
Changes in operating assets and liabilities:
Accounts and other receivables	—	872	1	(875)	(2)
Inventories	—	(65)	—	—	(65)
Accounts payable and accrued liabilities	(13)	94	(891)	875	65
Settlement costs	—	337	—	—	337
Income taxes	(1)	30	89	—	118
Other current assets	—	5	—	—	5
Other assets	—	(2)	—	—	(2)
Return on investment in subsidiaries	200	—	—	(200)	—

Net cash provided by (used in) operating activities	186	1,350	(646)	(200)	690

Cash flows from investing activities:
Additions to plant and equipment	—	(16)	—	—	(16)

Cash flows from financing activities:
Shares repurchased	(188)	—	—	—	(188)
Dividends paid	(202)	(200)	—	200	(202)
Proceeds from exercise of stock options	—	6	—	—	6
Excess tax benefits from share-based arrangements	—	5	—	—	5

Net cash (used in) provided by financing activities	(390)	(189)	—	200	(379)

Change in cash and cash equivalents	(204)	1,145	(646)	—	295
Cash and cash equivalents, beginning of year	235	582	817	—	1,634

Cash and cash equivalents, end of period	$31	$1,727	$171	$—	$1,929

Condensed Consolidating Statements of Cash Flows

For the Three Months Ended March 31, 2011

(In millions)

(Unaudited)

	Parent	Issuer	All Other Subsidiaries	Total Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net income	$248	$248	$156	$(404)	$248
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity income from subsidiaries	(248)	(156)	—	404	—
Depreciation and amortization	—	10	—	—	10
Pension, health and life insurance contributions	—	(8)	—	—	(8)
Pension, health and life insurance benefits expense	—	8	—	—	8
Deferred income taxes	—	(4)		—	(4)
Share-based compensation	1	3	—	—	4
Changes in operating assets and liabilities:
Accounts and other receivables	(1)	(3)	—	—	(4)
Inventories	—	(31)	—	—	(31)
Accounts payable and accrued liabilities	(2)	107	(28)	—	77
Settlement costs	—	321	—	—	321
Income taxes	—	52	84	—	136
Other	—	2	—	—	2
Return on investment in subsidiaries	689	550	—	(1,239)	—

Net cash provided by (used in) operating activities	687	1,099	212	(1,239)	759

Cash flows from investing activities:
Additions to plant and equipment	—	(7)	—	—	(7)

Cash flows from financing activities:
Shares repurchased	(289)	—	—	—	(289)
Dividends paid	(188)	(689)	(550)	1,239	(188)

Net cash provided by (used in) financing activities	(477)	(689)	(550)	1,239	(477)

Change in cash and cash equivalents	210	403	(338)	—	275
Cash and cash equivalents, beginning of year	163	1,181	719	—	2,063

Cash and cash equivalents, end of period	$373	$1,584	$381	$—	$2,338

15. Legal Proceedings

Overview

As of April 23, 2012, 9,488 product liability cases are pending against cigarette manufacturers in the United States. Lorillard Tobacco is a defendant in 8,561 of these cases. Lorillard, Inc. is a co-defendant in 675 pending cases. A total of 5,902 of these lawsuits are Engle Progeny Cases, described below. In addition to the product liability cases, Lorillard Tobacco and, in some instances, Lorillard, Inc., are defendants in Filter Cases and Tobacco-Related Antitrust Cases.

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

Type of Case	Total Number of Cases Pending against Lorillard as of April 23, 2012
Conventional Product Liability Cases	32
Engle Progeny Cases	5,902
West Virginia Individual Personal Injury Cases	38
Flight Attendant Cases	2,585
Class Action Cases	3
Reimbursement Cases	1
Filter Cases	33
Tobacco-Related Antitrust Cases	2

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

Engle Progeny Cases. Engle Progeny Cases are brought by individuals who purport to be members of the decertified Engle class. These cases are pending in a number of Florida courts. Lorillard Tobacco is a defendant in each of the Engle Progeny Cases listed in the above table and Lorillard, Inc. is a co-defendant in 669 Engle Progeny Cases. The time period for filing Engle Progeny Cases expired in January 2008 and no additional cases may be filed. Some of the Engle Progeny Cases were filed on behalf of multiple class members. Some of the courts hearing the cases filed by multiple class members have severed these suits into separate individual cases. It is possible the remaining suits filed by multiple class members may also be severed into separate individual cases.

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

Class Action Cases. Class Action Cases are purported to be brought on behalf of large numbers of individuals for damages allegedly caused by smoking. Lorillard Tobacco is a defendant in each of the Class Action Cases listed in the above table, and Lorillard, Inc. is a co-defendant in one of the Class Action Cases. Neither Lorillard Tobacco nor Lorillard, Inc. is a defendant in additional Class Action Cases that are pending against other cigarette manufacturers, including approximately 21 “lights” Class Action Cases and two Class Action Cases that are based primarily on medical monitoring.

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

Filter Cases. Filter Cases are brought by individuals, including former employees of Lorillard Tobacco, who seek damages resulting from their alleged exposure to asbestos fibers that were incorporated into filter material used in one brand of cigarettes manufactured by Lorillard Tobacco for a limited period of time ending more than 50 years ago. Lorillard Tobacco is a defendant in 32 of the 33 Filter Cases listed in the above table. Lorillard, Inc. is a co-defendant in five of the 32 Filter Cases that are pending against Lorillard Tobacco. Lorillard, Inc. is also a defendant in one additional Filter Case in which Lorillard Tobacco is not a defendant. In January 2012, a jury returned a verdict for the defendants in the case of McGuire v. Lorillard Tobacco Company and Hollingsworth & Vose Company (Circuit Court, Division Four, Jefferson County, Kentucky).

Tobacco-Related Antitrust Cases. Lorillard Tobacco is a defendant in two Tobacco-Related Antitrust Cases as set forth in the table above. Lorillard, Inc. is not a defendant in either case. In 2000 and 2001, a number of cases were brought against cigarette manufacturers, including Lorillard Tobacco, alleging that defendants conspired to set the price of cigarettes in violation of federal and state antitrust and unfair business practices statutes. Plaintiffs sought class certification on behalf of persons who purchased cigarettes directly or indirectly from one or more of the defendant cigarette manufacturers. All of the cases have been either successfully defended or voluntarily dismissed. The other case in this category was brought by a small cigarette manufacturer against a number of states and the cigarette manufacturers, including Lorillard Tobacco, that signed the Master Settlement Agreement (as described herein) with 46 states, the District of Columbia, the Commonwealth of Puerto Rico, Guam, the U.S. Virgin Islands, American Samoa and the Commonwealth of the Northern Mariana Islands. It was alleged that certain provisions of the Master Settlement Agreement violate the antitrust laws. On February 22, 2012, the Court of Appeals for the Sixth Circuit affirmed the judgment of the District Court dismissing the case. As of April 23, 2012, the time period for plaintiff to file a petition for certiorari with the U.S. Supreme Court had not expired.

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

Lorillard records provisions in the consolidated financial statements for pending litigation when it determines that it is probable that a loss has been incurred and the amount of loss can be reasonably estimated. Except for the impact of the State Settlement Agreements as described below, while it is reasonably possible that a loss has been incurred, (i) management has concluded that it is not probable that a loss has been incurred in any material pending litigation against Lorillard, (ii) management is unable to estimate the possible loss or range of loss that could result from an unfavorable outcome in any material pending litigation due to the many variables, uncertainties and complexities described above, and (iii) accordingly, management has not provided any amounts in the consolidated financial statements for possible losses related to material pending litigation. It is possible that Lorillard’s results of operations or cash flows in a particular quarterly or annual period or its financial position could be materially adversely affected by an unfavorable outcome or settlement of certain pending or future litigation or an inability to secure bonds where required to stay the execution of judgments on appeal.

Tobacco-Related Product Liability Litigation

Conventional Product Liability Cases

Since January 1, 2010, verdicts have been returned in eight Conventional Product Liability Cases against cigarette manufacturers. Lorillard Tobacco was the only defendant in one of these eight trials, Evans v. Lorillard Tobacco Company (Superior Court, Suffolk County, Massachusetts). In December 2010, the jury in Evans awarded $50 million in compensatory damages to the estate of a deceased smoker, $21 million in damages to the deceased smoker’s son, and $81 million in punitive damages. In September 2011, the court granted in part Lorillard Tobacco’s motion to reduce the jury’s damages awards and reduced the verdicts to the deceased smoker to $25 million and to the deceased smoker’s son to $10 million. The court did not reduce the punitive damages verdict, and it denied the other motions Lorillard Tobacco filed following trial that contested the jury’s verdict. In September 2011, the court also issued an order that addressed the single claim that was not submitted to the jury. While the court made certain findings that were favorable to the plaintiffs, it did not award additional damages to the plaintiffs on this final claim. The court has denied the various motions filed by Lorillard Tobacco following the entry of the order on the claim that was not submitted to the jury. In September 2011, the court entered a judgment that reflected the jury’s damages awards and the court’s reductions following trial. The judgment awarded plaintiffs interest on each of the three damages awards at the rate of 12% per year from the date the case was filed in 2004. Interest on the three awards will continue to accrue until either the judgment is paid or is vacated on appeal. The judgment permitted plaintiff’s counsel to request an award of attorneys’ fees and costs. In November 2011, the court granted in part plaintiff’s counsel’s application for attorneys’ fees and costs and has awarded approximately $2.4 million in fees and approximately $225,000 in costs. The court entered a final judgment that incorporated the amounts of the verdicts, as reduced by the trial court, the awards of interest, and the awards of attorneys’ fees and costs. Lorillard Tobacco has noticed an appeal from the final judgment to the Massachusetts Appeals Court. In March 2012, plaintiff’s application for direct appellate review was granted, transferring the appeal to the Massachusetts Supreme Judicial Court. As of April 23, 2012, the court had not ruled on plaintiff’s motion for preliminary injunction.

Neither Lorillard Tobacco nor Lorillard, Inc. was a defendant in the seven other trials since January 1, 2010. Juries found in favor of the plaintiffs and awarded compensatory damages in two of these trials. Plaintiff in one of the two cases was awarded $4.0 million in punitive damages. Defendants’ appeals of these verdicts are pending. The plaintiff in another case was awarded $25 million in punitive damages in a retrial ordered by an appellate court in which the jury was permitted to consider only the amount of punitive damages to award. Juries found in favor of the defendants in the four other trials. Two of these four cases have concluded because the plaintiffs did not pursue appeals. Plaintiff in the third case has noticed an appeal, and the plaintiff in the fourth case has filed a post-trial motion for a new trial. As of April 23, 2012, the trial court has not ruled on this motion.

In rulings addressing cases tried in earlier years, some appellate courts have reversed verdicts returned in favor of the plaintiffs while other judgments that awarded damages to smokers have been affirmed on appeal. Manufacturers have exhausted their appeals and have been required to pay damages to plaintiffs in thirteen individual cases since 2001. Punitive damages were paid to the smokers in six of these cases. Neither Lorillard Tobacco nor Lorillard, Inc. was a party to any of these matters.

Some cases are scheduled for trial in 2012. As of April 23, 2012, neither Lorillard Tobacco nor Lorillard Inc. is a defendant in any of the Conventional Product Liability Cases that are scheduled for trial in 2012. Trial dates are subject to change.

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

Various Engle Progeny Cases have been dismissed. Beginning in 2010 and through April 23, 2012, the United States District Court for the Middle District of Florida entered orders that dismissed approximately 1,210 cases for various reasons. In some instances, the plaintiffs whose cases were dismissed also were pursuing cases pending in other courts. In other instances, the attorneys who represented the plaintiffs asked the court to enter dismissal orders because they were no longer able to contact their clients. In addition, other courts, including state courts, entered orders dismissing additional cases. The United States District Court for the Middle District of Florida also entered other orders in 2011 that addressed approximately 500 cases filed by family members of alleged former class members. These 500 cases were among the 4,400 cases that were severed into separate lawsuits in 2009. In the 2011 orders, the court combined each one of these approximately 500 cases with the cases filed by the smoker from which the family members’ claims purportedly derived.

Various intermediate Florida appellate courts have issued rulings that address whether plaintiffs in the Engle Progeny Cases are entitled to rely on a number of the jury’s findings in favor of the plaintiffs in the first phase of the Engle trial. In December 2010, the Florida First District Court of Appeal ruled that the trial court correctly construed the Florida Supreme Court’s 2006 decision and that it properly instructed the jury on the preclusive effect of certain of the Engle jury’s findings in an appeal from a verdict in which the plaintiff was awarded damages. Since that decision, the Florida First District Court of Appeal has affirmed six other verdicts in which the plaintiff was awarded damages, three in 2011 and three in 2012. Defendants in the first four of these cases were denied review by the Florida Supreme Court in July 2011 and subsequent petitions for review by the U.S. Supreme Court were denied in March 2012. The Florida Fourth District Court of Appeals has affirmed judgments entered in favor of the plaintiffs in two cases, one in 2011 and one in 2012, but it had a different interpretation of the effect of the 2006 decision on plaintiffs’ claims. Defendants in both of these cases are seeking review by the Florida Supreme Court. As of April 23, 2012, the Florida Supreme Court had not announced whether it would grant review of these cases. In March 2012, the Florida Second District Court of Appeal affirmed the final judgment in another case, however the appeals court certified to the Florida Supreme Court the question of whether reliance on the findings in the first phase of the Engle trial violates the tobacco companies’ due process rights. As of April 23, 2012, the Florida Supreme Court had not announced whether it would grant review of this case.

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

Various courts, including appellate courts, have issued rulings that have addressed the conduct of the cases prior to trial. One intermediate state appellate court ruled in 2011 that plaintiffs are permitted to assert a claim against a cigarette manufacturer even if the smoker did not smoke a brand sold by that manufacturer. The defendants are seeking review of this decision by the Florida Supreme Court. In March 2012, another intermediate state appellate court agreed with the 2011 ruling and reversed dismissals in a group of cases. Defendants in these cases are also seeking review by the Florida Supreme Court. The Florida Supreme Court has announced that it is deferring decision on whether to accept review of these cases until it decides whether to review the 2011 decision. These rulings may limit the ability of the defendants, including Lorillard Tobacco and Lorillard, Inc., to be dismissed from cases in which smokers did not use a cigarette manufactured by Lorillard Tobacco.

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

As of April 23, 2012, trial was underway in one Engle Progeny case in which Lorillard Tobacco is a defendant, the case of Calloway v. RJ Reynolds Tobacco Company, et al. (Circuit Court, Seventeenth Judicial Circuit, Broward County, Florida) Lorillard, Inc. is not a defendant in this trial.

As of April 23, 2012, verdicts had been returned in eight Engle Progeny Cases in which Lorillard Tobacco was a defendant. Lorillard, Inc. was not a defendant in any of these eight cases. Juries awarded compensatory damages to the plaintiffs in six of these cases. In two of the six cases in which juries awarded compensatory damages, plaintiffs were awarded punitive damages from Lorillard Tobacco. In one of the cases, the court entered an order following trial that awarded plaintiff compensatory damages. The eight cases are listed below in the order in which the verdicts were returned:

•

In Rohr v. R.J. Reynolds Tobacco Company, et al. (Circuit Court, Broward County, Florida), a jury returned a verdict in favor of the defendants, including Lorillard Tobacco. Plaintiff in Rohr did not pursue an appeal and the case is concluded.

•

In Mrozek v. Lorillard Tobacco Company (Circuit Court, Fourth Judicial Circuit, Duval County, Florida), the jury awarded plaintiffs a total of $6 million in compensatory damages and $11.3 million in punitive damages. The jury apportioned 35% of the fault for the smoker’s injuries to the smoker and 65% to Lorillard Tobacco. The final judgment entered by the trial court reflected the jury’s verdict and awarded plaintiff $3,900,588 in compensatory damages and $11,300,000 in punitive damages plus 6% annual interest. Lorillard Tobacco has noticed an appeal to the Florida First District Court of Appeal. As of April 23, 2012, the trial court had not ruled on plaintiff’s motion for costs and attorneys’ fees.

•

In Tullo v. R.J. Reynolds, et al. (Circuit Court, Palm Beach County, Florida), the jury awarded plaintiff a total of $4.5 million in compensatory damages. The jury assessed 45% of the fault to the smoker, 5% to Lorillard Tobacco and 50% to other defendants. The jury did not award punitive damages to the plaintiff. The court entered a final judgment that awarded plaintiff $225,000 in compensatory damages from Lorillard Tobacco plus 6% annual interest. Defendants noticed an appeal from the final judgment to the Florida Fourth District Court of Appeal. The trial court has granted plaintiff’s application for costs but it has not awarded an amount. As of April 23, 2012, the trial court had not ruled on plaintiff’s motion for costs.

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

•

In Jewett v. R.J. Reynolds Tobacco Co., et al. (Circuit Court, Duval County, Florida), the jury awarded the estate of the decedent $692,981 in compensatory damages and awarded the plaintiff $400,000 for loss of companionship. The jury assessed 70% of the responsibility for the decedent’s injuries to the decedent, 20% to R.J. Reynolds and 10% to Lorillard Tobacco. The jury returned a verdict for the defendants regarding whether punitive damages were warranted. The final judgment entered by the trial court reflected the jury’s verdict and awarded plaintiff a total of $109,298 from Lorillard Tobacco plus 6% annual interest. Defendants have noticed an appeal from the final judgment to the Florida First District Court of Appeal. As of April 23, 2012, the trial court had not ruled on plaintiff’s motion for costs and attorneys’ fees.

•

In Weingart v. R.J. Reynolds Tobacco Company, et al. (Circuit Court, Palm Beach County, Florida), the jury determined that the decedent did not sustain any compensatory damages from the defendants, including Lorillard Tobacco, and it returned a verdict for the defendants that punitive damages were not warranted. The jury assessed 91% of the fault for the decedent’s injuries to the decedent, 3% to Lorillard Tobacco and 3% to each of the other two defendants. Following trial, the court granted in part a motion filed by the plaintiff to award damages and it tentatively awarded plaintiff $150,000 in compensatory damages. The court entered a final judgment that applied the jury’s comparative fault determinations to the court’s award of compensatory damages. The final judgment awarded plaintiff $4,500 from Lorillard Tobacco. Defendants have noticed an appeal to the Florida Fourth District Court of Appeal from the order that awarded compensatory damages to the plaintiff and have amended their notice of appeal to address the final judgment. In March 2012, the court entered a judgment against the defendants for costs with Lorillard Tobacco’s share amounting to $43,081 plus 4.75% annual interest. Defendants have noticed an appeal from this cost judgment.

•

In Sury v. R.J. Reynolds Tobacco Company, et al., (Circuit Court, Duval County, Florida), the jury awarded plaintiff $1,000,000 in compensatory damages and assessed 60% of the responsibility for the decedent’s injuries to the decedent, 20% to Lorillard Tobacco and 20% to R.J. Reynolds. The jury returned a verdict for the defendants regarding whether punitive damages were warranted. In March 2012, the court entered a final judgment against defendants in the amount of $1,000,000 plus 4.75% annual interest, declining to apply the jury’s comparative fault findings to causes of action alleging intentional conduct. Defendants have noticed an appeal to the Florida First District Court of Appeal from the final judgment that awarded compensatory damages to the plaintiff. The plaintiff has filed a motion for determination of entitlement to attorney’s fees and costs. As of April 23, 2012, the court had not ruled on this motion for attorney’s fees and costs

•

In Alexander v. Lorillard Tobacco Company, et al. (Circuit Court, Eleventh Judicial Circuit, Miami-Dade County, Florida) the jury awarded plaintiff $20,000,000 in compensatory damages and $25,000,000 in punitive damages. Lorillard Tobacco is the only defendant in this case. The jury apportioned 20% of the fault for the smoker’s injuries to the smoker and 80% to Lorillard Tobacco. In March 2012, the court entered a final judgment that applied the jury’s comparative fault determination to the court’s award of compensatory damages, awarding the plaintiff $16,000,000 in compensatory damages and $25,000,000 in punitive damages from Lorillard Tobacco. Lorillard Tobacco has filed a number of post-trial motions challenging the verdict and the plaintiff has filed a post-trial motion for attorneys’ fees and costs. As of April 23, 2012, the trial court had not ruled on these post-trial motions.

As of April 23, 2012, trial was not underway in any Engle Progeny Cases involving defendants other than Lorillard Tobacco or Lorillard, Inc.

As of April 23, 2012, verdicts have been returned in 55 Engle Progeny Cases since the Florida Supreme Court issued its 2006 ruling that permitted members of the Engle class to bring individual lawsuits in which neither Lorillard Tobacco nor Lorillard, Inc. was a defendant at trial. Juries awarded compensatory damages and punitive damages in 21 of the trials. The 21 punitive damages awards have totaled approximately $620 million and have ranged from $50,000 to $244 million. In 13 of the trials, juries’ awards were limited to compensatory damages. In the 21 remaining trials, juries found in favor of the defendants.

With the exception of the Sulcer case discussed above, defendants had filed, or were expected to file, challenges to each of the verdicts in which plaintiffs were awarded damages as of April 23, 2012. These challenges were pending before various courts and were in various stages as of April 23, 2012. In some of the trials decided in defendants’ favor, plaintiffs have filed motions challenging the verdicts. As of April 23, 2012, none of these motions had resulted in rulings in favor of the plaintiffs.

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

In June 2009, Florida amended the security requirements for a stay of execution of any judgment during the pendency of appeal in Engle Progeny Cases. The amended statute provides for the amount of security for individual Engle Progeny Cases to vary within prescribed limits based on the number of adverse judgments that are pending on appeal at a given time. The required security decreases as the number of appeals increases to ensure that the total security posted or deposited does not exceed $200 million in the aggregate. This amended statute applies to all judgments entered on or after June 16, 2009. The plaintiffs in some of the cases have challenged the constitutionality of the amended statute. As of April 23, 2012, none of these motions had been granted and courts either denied these challenges or rulings have not been issued. In January 2012, the Florida Supreme Court agreed to review one of the orders denying a challenge to the amended statute.

West Virginia Individual Personal Injury Cases

The West Virginia Individual Personal Injury Cases (the “IPIC Cases”) are brought by individuals who allege cancer or other health effects caused by smoking cigarettes, by smoking cigars, or by using smokeless tobacco products in a single West Virginia court. Approximately 600 IPIC Cases are pending. Most of the pending cases have been consolidated for trial. The order that consolidated the cases for trial, among other things, also limited the consolidation to those cases that were filed by September 2000. No additional IPIC Cases may be consolidated for trial with this group. The court has entered a trial plan for the IPIC Cases that calls for a multi-phase trial. The first phase of trial began in October 2011 but the court ordered a mistrial in November 2011. As of April 23, 2012, a new date for trial had not been scheduled.

In September 2000, there were approximately 1,250 IPIC Cases, and Lorillard Tobacco was named in all but a few of them. Plaintiffs in most of the cases alleged injuries from smoking cigarettes, and the claims alleging injury from smoking cigarettes have been consolidated for a multi-phase trial. Approximately 645 IPIC Cases have been dismissed in their entirety. Lorillard Tobacco has been dismissed from approximately 565 additional IPIC Cases because those plaintiffs did not submit evidence that they used a Lorillard Tobacco product. These additional IPIC Cases remain pending against other cigarette manufacturers and some or all of the dismissals of Lorillard Tobacco could be contested in subsequent appeals. As of April 23, 2012, Lorillard Tobacco is a defendant in 31 of the pending IPIC Cases. Lorillard, Inc. was not a defendant in any of the IPIC Cases.

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

As of April 23, 2012, the Severed IPIC Claims and the Severed IPIC Cases were not subject to a trial plan. None of the Severed IPIC Claims or the Severed IPIC Cases was scheduled for trial as of April 23, 2012. Trial dates are subject to change.

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

As of April 23, 2012, none of the Flight Attendant Cases were scheduled for trial. Trial dates are subject to change.

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

Plaintiffs sought $30 million in sanctions, plus interest of 9% from the date of the anticipated acceptance of the offers of judgment, on behalf of all of the plaintiffs in the Flight Attendant Cases. In June 2011, the Circuit Court of Miami-Dade County, Florida, denied the motion for sanctions, and plaintiffs filed a petition for writ of certiorari to the Florida Third District Court of Appeal. In January 2012, the Court of Appeal denied review of plaintiffs’ petition. Plaintiffs then filed a petition for rehearing or certification to the Florida Supreme Court and this petition was subsequently denied by the Court of Appeal.

Class Action Cases

Lorillard Tobacco is a defendant in three pending Class Action Cases. Lorillard, Inc. is a co-defendant in one of these cases. In most of the pending cases, plaintiffs seek class certification on behalf of groups of cigarette smokers, or the estates of deceased cigarette smokers, who reside in the state in which the case was filed.

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

Counsel for the certified class has filed a motion for attorneys’ fees, for costs and expenses, and for an award to the class representatives. Plaintiffs’ counsel contends they incurred approximately $59.0 million in attorneys’ fees, and further contend that the value of those fees, given the age of the case, is approximately $92.0 million. Plaintiffs’ counsel request that a multiplier as high as seven be applied to any award ordered by the court. Plaintiffs’ counsel ask the court to order defendants to pay an award in excess of $300.0 million, but request in the alternative that they be awarded, from the fund awarded to the class, 33%-40% of the amount of that fund. In addition, plaintiffs’ counsel seeks approximately $13.4 million in costs and expenses. Plaintiffs’ counsel further request that the court order a “substantial” award of an unspecified amount to the two class representatives for their services. As of April 23, 2012, the court had not ruled on plaintiffs’ counsels’ applications. The defendants have filed an application for review with the Louisiana Fourth Circuit Court of Appeal, challenging the jurisdiction of the trial court to rule on the motion for attorneys’ fees.

Other Class Action Cases. In another Class Action Case pending against Lorillard Tobacco, Brown v. The American Tobacco Company, Inc., et al. (Superior Court, San Diego County, California, filed June 10, 1997), the California Supreme Court in 2009 vacated an order that had previously decertified a class and returned Brown to the trial court for further activity. The class in Brown is composed of residents of California who smoked at least one of defendants’ cigarettes between June 10, 1993 and April 23, 2001 and who were exposed to defendants’ marketing and advertising activities in California. The trial court has permitted plaintiffs to assert claims based on the alleged misrepresentation, concealment and fraudulent marketing of “light” or “ultra-light” cigarettes. In January 2012, defendants filed a motion for class decertification. The court has scheduled argument of this motion for May 2012. Trial is set for October 5, 2012. Lorillard, Inc. is not a defendant in Brown.

“Lights” Class Action Cases. Neither Lorillard Tobacco nor Lorillard, Inc. is a defendant in another approximately 21 Class Action Cases in which plaintiffs’ claims are based on the allegedly fraudulent marketing of “light” or “ultra-light” cigarettes. Classes have been certified in some of these cases. In one of these cases, Craft v. Philip Morris USA (Circuit Court, City of St. Louis, Missouri, filed February 29, 2000), trial began in September 2011. During November 2011, the court ordered a mistrial when the jury was unable to reach a verdict. Retrial has been scheduled for January 2013. In another of the “lights” Class Action Cases, Good v. Altria Group, Inc., et al., the U.S. Supreme Court ruled in December 2008 that neither the Federal Cigarette Labeling and Advertising Act nor the Federal Trade Commission’s regulation of cigarettes’ tar and nicotine disclosures preempts (or bars) some of plaintiffs’ claims. In 2009, the Judicial Panel on Multidistrict Litigation consolidated various federal court “lights” Class Action Cases pending against Philip Morris USA or Altria Group and transferred those cases to the U.S. District Court of Maine (the “MDL cases”). The court denied plaintiffs’ motion for class certification filed in four of the MDL Cases, and a federal appellate court declined to review the class certification order. Following the appellate court’s ruling, plaintiffs dismissed thirteen of the MDL Cases, including Good v. Altria Group, Inc., et al. In April 2012, the Judicial Panel on Multidistrict Litigation entered an order transferring the four MDL cases that remained pending to the courts in which each originated.

Reimbursement Cases

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

The final judgment and remedial order has not yet been fully implemented. Following trial, the final judgment and remedial order was stayed because the defendants, the government and several intervenors noticed appeals to the Circuit Court of Appeals for the District of Columbia. In May 2009, a three judge panel upheld substantially all of the District Court’s final judgment and remedial order. In September 2009, the Court of Appeals denied defendants’ rehearing petitions as well as their motion to vacate those statements in the appellate ruling that address defendants’ marketing of “low tar” or “lights” cigarettes, to vacate those parts of the trial court’s judgment on that issue, and to remand the case with instructions to deny as moot the government’s allegations and requested relief regarding “lights” cigarettes. The Court of Appeals stayed its order that formally relinquished jurisdiction of defendants’

appeal pending the disposition of the petitions for writ of certiorari to the U.S. Supreme Court that were noticed by the defendants, the government and the intervenors. In June 2010, the U.S. Supreme Court denied all of the petitions for writ of certiorari. The case has been returned to the trial court for implementation of the Court of Appeals’ directions in its 2009 ruling and for entry of an amended final judgment. As of April 23, 2012, the parties had submitted briefs regarding the issues that were remanded, and the court had not entered an amended final judgment. Following remand, the defendants filed a motion asserting that the 2009 Family Smoking Prevention and Tobacco Control Act had, in whole or in part, extinguished the court’s jurisdiction. In the alternative, defendants urged the court not to order any injunctive remedy in deference to the regulatory authority recently extended to the Food and Drug Administration. The trial court denied this motion in June 2011, and defendants have noticed an appeal to the U.S. Court of Appeals for the District of Columbia Circuit. The government filed a motion following remand requesting clarification of the extent of the defendants’ obligation to make disclosures of disaggregated marketing data and the use the government can make of that data. The trial court granted that motion in April, 2011, holding that the defendants must provide a broad range of data for the ten-year period beginning July 29, 2010, and that the Department of Justice may share that data with other governmental agencies, subject to the confidentiality requirements previously imposed by the trial court. The defendants have noticed an appeal from this order to the U.S. Court of Appeals for the District of Columbia Circuit. As of April 23, 2012, the Court of Appeals had not ruled on defendants’ appeals.

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

The State Settlement Agreements provide that the agreements are not admissions, concessions or evidence of any liability or wrongdoing on the part of any party, and were entered into by the Original Participating Manufacturers to avoid the further expense, inconvenience, burden and uncertainty of litigation. Lorillard recorded pretax charges for its obligations under the State Settlement Agreements of $337 million and $319 million for the three months ended March 31, 2012 and March 31, 2011, respectively. Lorillard’s portion of ongoing adjusted settlement payments and legal fees is based on its share of domestic cigarette shipments in the year preceding that in which the payment is due. Accordingly, Lorillard records its portions of ongoing adjusted settlement payments as part of cost of manufactured products sold as the related sales occur.

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

Filter Cases

In addition to the above, claims have been brought against Lorillard Tobacco and Lorillard, Inc. by individuals who seek damages resulting from their alleged exposure to asbestos fibers that were incorporated into filter material used in one brand of cigarettes manufactured by Lorillard Tobacco for a limited period of time ending more than 50 years ago. As of April 23, 2012, Lorillard Tobacco was a defendant in 32 Filter Cases, including two consolidated multi-plaintiff actions. Lorillard, Inc. was a defendant in five Filter Cases, including four that also name Lorillard Tobacco. Since January 1, 2011, Lorillard Tobacco has paid, or has reached agreement to pay, a total of approximately $11.2 million in settlements to finally resolve 42 claims, including the Lenney case, discussed below. The related expense was recorded in selling, general and administrative expenses on the consolidated statements of income. Since January 1, 2011, verdicts have been returned in the following two Filter Cases: Lenney v. Armstrong International, Inc., et al., tried in the Superior Court of California, San Francisco County, and McGuire v. Lorillard Tobacco Company and Hollingsworth & Vose Company, tried in the Circuit Court, Division Four, of Jefferson County, Kentucky. In the Lenney trial, the jury found in favor of the plaintiffs as to their claims for compensatory damages and damages for loss of consortium, but it determined that plaintiffs were not entitled to an award of punitive damages from Lorillard Tobacco or Hollingsworth & Vose. Pursuant to the terms of a 1952 agreement between P. Lorillard Company and H&V Specialties Co., Inc. (the manufacturer of the filter material), Lorillard Tobacco is required to indemnify Hollingsworth & Vose for legal fees, expenses, judgments and resolutions in cases and claims alleging injury from finished products sold by P. Lorillard Company that contained the filter material. The final judgment entered by the trial court awarded plaintiffs a total of approximately $1.1 million in compensatory damages, damages for loss of consortium and costs from Lorillard Tobacco and Hollingsworth & Vose. Lorillard Tobacco and Hollingsworth & Vose noticed an appeal to the California Court of Appeals. In 2012, Lorillard Tobacco reached agreement with the plaintiffs to resolve plaintiffs’ pending claims, and any claims they might assert in the future, for an amount that is included in the above total for settlements reached since January 1, 2011. The jury in the McGuire case returned a verdict for Lorillard Tobacco and Hollingsworth & Vose. As of April 23, 2012, the court has not entered final judgment; accordingly, the deadline for plaintiff to seek post-trial relief or to appeal has not expired. As of April 23, 2012, nine Filter Cases were scheduled for trial or have been placed on courts’ trial calendars. Trial dates are subject to change.

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

In the Kansas case, the District Court of Seward County certified a class of Kansas indirect purchasers in 2002. In July 2006, the Court issued an order confirming that fact discovery was closed, with the exception of privilege issues that the Court determined, based on a Special Master’s report, justified further fact discovery. In October 2007, the Court denied all of the defendants’ privilege claims, and the Kansas Supreme Court thereafter denied a petition seeking to overturn that ruling. All of the defendants have filed motions for summary judgment seeking dismissal of the Kansas suit, which motions were granted in full on March 23, 2012 by the District Court of Seward County. As of April 23, 2012, the time period for plaintiffs to file an appeal from the dismissal had not expired.

MSA-Related Antitrust Suit

In October 2008, Lorillard Tobacco was named as a defendant in an action filed in the Western District of Kentucky, Vibo Corporation, Inc. d/b/a/ General Tobacco v. Conway, et al. The suit alleges that the named defendants, which include 52 state and territorial attorneys general and 19 tobacco manufacturers, violated the federal Sherman Antitrust Act of 1890 (the “Sherman Act”) by entering into and participating in the MSA. The plaintiff alleges that MSA participants, such as itself, that were not in existence when the MSA was executed in 1998 but subsequently became participants, are unlawfully required to pay significantly more sums to the states than companies that joined the MSA within 90 days after its execution. In addition to the Sherman Act claim, plaintiff has raised a number of constitutional claims against the states. Plaintiff seeks a declaratory judgment in its favor on all claims, an injunction against the continued enforcement of the MSA, treble damages against the tobacco manufacturer defendants, including Lorillard Tobacco, and damages and injunctive relief against the states, including contract recession and restitution. In December 2008, the court dismissed the complaint against all defendants, including Lorillard Tobacco. The court entered its final judgment dismissing the suit in January 2010. Thereafter, the plaintiff appealed to the federal Court of Appeals for the Sixth Circuit. On February 22, 2012, the dismissal of the suit was affirmed by the Court of Appeals for the Sixth Circuit. As of April 23, 2012, the time period for plaintiffs to file a petition for certiorari with the U.S. Supreme Court had not expired.

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

16. Subsequent Event

On April 24, 2012, Lorillard, Inc., through its wholly owned subsidiary, Lorillard Holdings Company, Inc. (“LHCI”), formerly known as LRDHC, Inc., acquired blu ecigs® and other assets used in the manufacture, distribution, development, research, marketing, advertising, sale and service of electronic cigarettes. The acquisition was made pursuant to an asset purchase agreement (the “Agreement”) with BLEC, LLC, Intermark Brands, LLC and QSN Technologies, LLC (the “Sellers”). The Agreement contains customary representations, warranties, covenants and indemnities by the Sellers and LHCI and the consideration paid was $135 million in cash.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our historical consolidated financial statements and the notes related to those financial statements included in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (the “Form 10-Q”). In addition to historical information, the following discussion contains forward-looking statements based on current expectations that involve risks and uncertainties. Investors are cautioned not to place undue reliance on these forward-looking statements. Statements preceded by, followed by or that otherwise include the words “believe,” “expect,” “anticipate,” “intend,” “project,” “estimate,” “plan,” “may increase,” “may fluctuate” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” “may” and “could” are generally forward-looking in nature and are not historical facts. Actual results and the timing of certain events may differ significantly from those projected in such forward-looking statements due to a number of factors, including those risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2011 (the “Form 10-K”) and those risk factors set forth in “Business Environment” below, in Part II, “Item 1A. Risk Factors” and elsewhere in this Form 10-Q. Except for our ongoing obligations to disclose material information under the federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events unless required by law. For any forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States (“GAAP”).

The terms “Lorillard,” “we,” “our” and “us” refer to Lorillard, Inc., a Delaware corporation, and its subsidiaries. The terms “Lorillard, Inc.” and the “Company” refer solely to the parent company and “Lorillard Tobacco” refers solely to Lorillard Tobacco Company, the principal subsidiary of Lorillard, Inc.

Overview

Lorillard, Inc. (NYSE: LO), through its Lorillard Tobacco Company subsidiary, is the third largest manufacturer of cigarettes in the United States. Founded in 1760, Lorillard is the oldest continuously operating tobacco company in the United States. Newport, our flagship menthol flavored premium cigarette brand, is the top selling menthol and second largest selling cigarette brand overall in the United States based on gross units sold in the first three months of 2012 and in the full year 2011. In addition to the Newport brand, our product line has four additional brand families marketed under the Kent, True, Maverick and Old Gold brand names. These five cigarette brands include 43 different product offerings which vary in price, taste, flavor, length and packaging. In the United States and certain U.S. possessions and territories, we shipped 9.4 billion cigarettes in the first three months of 2012 and 40.7 billion cigarettes for the full year 2011. We sold our major trademarks outside of the United States in 1977. We maintain our headquarters and manufacture all of our products at our Greensboro, North Carolina facilities.

Critical Accounting Policies and Estimates

For a description of the critical accounting policies that require the use of significant judgments and estimates by management, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 21, 2012.

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

•

The domestic cigarette market, in which we conduct our only significant business, continues to contract. As a result of price increases, restrictions on advertising, promotions and smoking in public and private facilities, increases in regulation and excise taxes, health concerns, a decline in the social acceptability of smoking, increased pressure from anti-tobacco groups and other factors, domestic cigarette shipments have decreased at a compound rate of approximately 3.8% from the twelve months ended March 31, 2002 through the twelve months ended March 31, 2012.

•

Increases in cigarette prices since 1998 have led to an increase in the volume of discount and, specifically, deep discount cigarettes. Cigarette price increases have been driven by increases in federal, state and local excise taxes and by manufacturer price increases. Price increases have led, and continue to lead, to high levels of discounting and other promotional activities for premium brands. Deep discount brands have grown from an estimated domestic shipment share in 1998 of less than 2.0% to an estimated share of 13.6% for the three months ended March 31, 2012, and continue to be a significant competitive factor in the domestic cigarette market. We do not have sufficient empirical data to determine whether the increased price of cigarettes has deterred consumers from starting to smoke or encouraged them to quit smoking, but it is likely that increased prices may have had an adverse effect on consumption and may continue to do so.

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

•

In August 2009, we, along with RJR Tobacco, other tobacco manufacturers and a tobacco retailer, filed a lawsuit in the U.S. District Court for the Western District of Kentucky against the FDA challenging the constitutionality of certain restrictions on speech included in the FSPTCA. These restrictions on speech include, among others, bans on the use of color and graphics in certain tobacco product advertising, limits on the right to make truthful statements regarding modified risk tobacco products, a prohibition on making certain statements about the FDA’s regulation of tobacco products, restrictions on the placement of outdoor advertising, a ban on certain promotions offering gifts in consideration for the purchase of tobacco products, a ban on brand name sponsorship of events and the sale of brand name merchandise, and a ban on the distribution of product samples. The suit also challenges the law’s requirement for extensive graphic warning labels on all packaging and advertising. The complaint seeks a judgment (i) declaring that such provisions of the law violate the First and/or Fifth Amendments of the U.S. Constitution and (ii) enjoining the FDA from enforcing the unconstitutional provisions of the law. On January 4, 2010, the district court issued an order (a) striking down the provisions of the law that banned the use of color and graphics in certain tobacco product advertising and prohibited tobacco manufacturers from making certain statements about the FDA’s regulation of tobacco products and (b) upholding the remaining challenged advertising provisions. Both sides have appealed the district court’s ruling to the Sixth Circuit Court of Appeals, and the appeal has been fully briefed and argued. On March 19, 2012, the Sixth Circuit issued an opinion affirming the decision of the district court upholding certain of the FSPTCA’s restrictions on marketing tobacco products. The Sixth Circuit also affirmed the district court’s grant of summary judgment to tobacco companies on the Act’s restriction of tobacco advertising to black and white text. In addition, the court affirmed the lower court’s decision to uphold the constitutionality of the color graphic and non-graphic warning label requirements.

–	In February 2011, we, along with RJR Tobacco, filed a lawsuit in the U.S. District Court for the District of Columbia against the FDA challenging the composition of the TPSAC because of the FDA’s appointment of certain voting members with significant financial conflicts of interest. We believe these members are financially biased because they regularly testify as expert witnesses against tobacco-product manufacturers, and because they are paid consultants for pharmaceutical companies that develop and market smoking-cessation products. The suit similarly challenges the presence of certain conflicted individuals on the Constituents Subcommittee of the TPSAC. The complaint seeks a judgment (i) declaring that, among other things, the appointment of the conflicted individuals to the TPSAC (and its Constituents Subcommittee) was arbitrary, capricious, an abuse of discretion, and otherwise not in compliance with the law because it prevented the TPSAC from preparing a report that was unbiased and untainted by conflicts of interest, and (ii) enjoining the FDA from, among other things, relying on the TPSAC’s report. The FDA has filed a motion to dismiss this action, the parties have briefed the issue and a hearing was held on February 14, 2012. As of April 23, 2012, the court has not yet ruled on the motion.

–

In August 2011, we, along with RJR Tobacco and several other tobacco manufacturers, filed a lawsuit in the U.S. District Court for the District of Columbia against the FDA challenging the constitutionality of certain regulations requiring specific graphic warning labels on all packaging and advertising. The Complaint seeks a judgment (i) declaring that the regulations violate the First Amendment; (ii) declaring that the regulations violate various provisions of the Administrative Procedure Act; (iii) declaring that the textual and graphic warnings required under the FSPTCA shall become effective 15 months after the FDA issues regulations that are permissible under the U.S. Constitution and federal law; and (iv) preliminarily and permanently enjoining enforcement of the regulations. Plaintiffs moved for a preliminary injunction, and after full briefing and oral argument, the district court granted plaintiffs’ motion. Plaintiffs also moved in the district court for summary judgment in their favor and after full briefing and oral argument, the district court granted that motion too. The FDA appealed both decisions to the D.C. Circuit Court of Appeals, which consolidated the appeals and heard oral argument on April 10, 2012. As of April 23, 2012, the court has not yet ruled on the consolidated appeal.

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

•

Substantial federal, state and local excise taxes are reflected in the retail price of cigarettes. For the three months ended March 31, 2012, the federal excise tax was $1.0066 per pack and combined state and local excise taxes ranged from $0.17 to $5.85 per pack. For the three months ended March 31, 2012, there were no state excise tax increases implemented. On June 21, 2010, New York state legislature approved a $1.60 per pack state excise tax increase that was implemented on July 1, 2010. The federal excise tax on cigarettes increased by $0.6166 per pack to $1.0066 per pack, effective April 1, 2009, to finance health insurance for children. It is likely that increases in excise and similar taxes have had an adverse impact on sales of cigarettes and that the most recent increase and future increases, the extent of which cannot be predicted, could result in further volume declines for the cigarette industry, including us, and an increased sales shift toward deep discount cigarettes rather than premium brands. In addition, we and other cigarette manufacturers and importers are required to pay an assessment under a federal law designed to fund payments to tobacco quota holders and growers and are required to pay an annual user fee to the FDA.

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

The following table presents selected Lorillard and industry shipment data for the three months ended March 31, 2012 and 2011.

Selected Industry Data (3)

	Three Months Ended March 31,
(Volume in billions)	2012	2011
Lorillard total domestic unit volume (1)	9.287	9.524
Industry total domestic unit volume (1)	66.847	69.611
Lorillard’s premium volume as a percentage of its total volume (2)	85.1%	86.5%
Newport’s share of Lorillard’s total volume (2)	84.2%	85.5%
Newport’s share of Lorillard’s net sales (2)	85.7%	84.0%

(1)	Source: Management Science Associates, Inc. (“MSAI”), an independent third-party database management organization that collects wholesale shipment data from various cigarette manufacturers. MSAI divides the cigarette market into two price segments, the premium price segment and the discount or reduced price segment. MSAI’s information relating to unit sales volume of certain of the smaller, primarily deep discount, cigarette manufacturers is based on estimates derived by MSAI. Management believes that volume information for deep discount manufacturers may be understated.

(2)	Source: Lorillard shipment reports.

(3)	Domestic unit volume includes units sold as well as promotional units and excludes volumes for Puerto Rico and U.S. Possessions.

The following table presents selected Lorillard and industry retail market share data for the three months ended March 31, 2012 and 2011, based on Lorillard’s proprietary retail shipment data, EXCEL, which reflect shipments from wholesalers to retailers.

Selected Domestic Retail Market Share Data(1)

	Three Months Ended March 31,
	2012	2011
Lorillard’s share of the retail market	14.5%	14.1%
Lorillard’s share of the premium market	16.9%	16.7%
Lorillard’s share of the menthol market (2)	40.0%	39.0%

Newport’s share of the retail market	12.2%	12.0%
Newport’s share of the premium market	16.7%	16.5%
Newport’s share of the menthol market (2)	36.8%	36.3%
Total menthol segment market share for the industry (2)	31.1%	31.0%
Total discount segment market share for the industry	26.8%	27.3%

(1)	Source: Lorillard’s proprietary retail shipment data, EXCEL, which reflect shipments from wholesalers to retailers.

(2)	Lorillard has made certain adjustments to its propriety retail shipment data to reflect management’s judgment as to which brands are included in the menthol segment.

Results of Operations

Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011

	Three Months Ended March 31,
	2012	2011
	(in millions)
Net sales (a)	$1,526	$1,535
Cost of sales (a) (b)	1,003	992

Gross profit	523	543
Selling, general and administrative	131	122

Operating income	392	421
Investment income	1	1
Interest expense	(39)	(28)

Income before income taxes	354	394
Income taxes	131	146

Net income	$223	$248

(a)	Includes excise taxes of $467 and $479, respectively.

(b)	Cost of sales includes:

- $337 and $319 to accrue obligations under the State Settlement Agreements, respectively.

- $28 and $30 to accrue obligations under the Federal Assessment for Tobacco Growers, respectively.

- $16 and $14 to accrue Food and Drug Administration user fees, respectively.

Net sales. Net sales decreased by $9 million, or 0.6%, from $1.535 billion for the three months ended March 31, 2011 to $1.526 billion for the three months ended March 31, 2012. Net sales decreased $49 million due to lower unit sales volume (including $12 million of federal excise tax) and $5 million due to higher sales promotion costs accounted for as a reduction of sales, partially offset by $45 million due to higher average unit prices reflecting price increases in July and December 2011.

Total Lorillard wholesale unit volume, which includes Puerto Rico and U.S. Possessions, decreased 2.7% for the three months ended March 31, 2012 compared to the corresponding period of 2011. Domestic unit volume, which excludes Puerto Rico and U.S. Possessions, decreased 2.5% for the three months ended March 31, 2012 compared to the corresponding period of 2011. Changes in wholesale inventory patterns are estimated to have negatively impacted year ago comparisons by approximately 400 million units, or 4.3 percentage points. Adjusting for this effect, Lorillard domestic wholesale shipments increased 1.8%. Total cigarette industry domestic wholesale shipments decreased an estimated 4.0% for the first quarter of 2012 compared to the first quarter of 2011. Changes in wholesale inventory patterns are also estimated to have negatively impacted year ago comparisons by approximately 2.7 percentage points for the industry.

Total unit volume for Newport, the Company’s flagship brand, decreased 4.2% for the three months ended March 31, 2012 and domestic Newport unit volume decreased 4.0% for the three months ended March 31, 2012 compared to the corresponding period of 2011. The impact on Newport of wholesale inventory pattern changes was a negative 4.5 percentage points. Adjusting for this effect, Newport domestic wholesale shipments were up 0.5%. Domestic wholesale shipments for Maverick, the Company’s leading discount brand, increased 9.6% for the three months ended March 31, 2012 compared to the corresponding period in 2011. The impact on Maverick of wholesale inventory pattern changes was a negative 2.9 percentage points. Adjusting for this effect, Maverick wholesale shipments were up 12.5%.

Based on our proprietary retail shipment data (“EXCEL”), which measures shipments from wholesale to retail and is unaffected by changes in wholesale inventory patterns, Lorillard’s domestic retail market share increased 0.4 share points in the first quarter of 2012 compared to the first quarter of 2011 to an all-time high of 14.5%. Newport’s domestic retail market share reached 12.2% during the first quarter of 2012, an increase of 0.2 share points compared to the first quarter of 2011. Total Lorillard domestic retail share of the menthol market reached 40.0% for the first quarter of 2012, an increase of 1.0 share point compared to the first quarter of 2011. The Company’s successful launch of Newport Non-Menthol, geographic expansion initiatives on Newport Menthol and continued retail shipment growth on Maverick accounted for the increase in volume and market share growth.

Cost of sales. Cost of sales increased by $11 million, or 1.1%, from $992 million for the three months ended March 31, 2011 to $1.003 billion for the three months ended March 31, 2012. The increase in cost of sales is primarily due to higher expenses related to the State Settlement Agreements ($18 million), higher labor and materials cost ($8 million) and higher Food and Drug Administration fees ($2 million), partially offset by lower unit sales volume ($15 million, including $12 million of federal excise tax) and a decrease in the Federal Assessment for Tobacco Growers ($2 million). We recorded pre-tax charges for our obligations under the State Settlement Agreements of $337 million and $319 million for the three months ended March 31, 2012 and 2011, respectively, an increase of $18 million. The $18 million increase is due to the inflation adjustment ($9 million) and other adjustments ($12 million), partially offset by the impact of lower unit sales ($3 million). Other adjustments include the unfavorable impact on tobacco settlement expense of $7 million resulting from a competitor’s restatement in the first quarter of 2012 of certain historical components of the calculation of the industry volume adjustment offset under the State Settlement Agreements. Such adjustments related to the competitor’s operating income for 2001 – 2005. Tobacco settlement expenses are impacted by a number of factors including industry profits, as defined in the State Settlement Agreements, which were increased in the first quarter by these changes. If further prior year profit adjustments are reported by industry participants in the future, out costs related to the State Settlement Agreements could be affected, either up or down.

Selling, general and administrative Selling, general and administrative costs increased $9 million to $131 million in the three months ended March 31, 2012 compared to the three months ended March 31, 2011 primarily as a result of higher legal costs related to the Engle Progeny litigation.

Interest expense. Interest expense increased $11 million for the three months ended March 31, 2012, compared to the three months ended March 31, 2011, and reflects interest on the Senior Notes issued in the third quarter of 2011.

Income taxes. Income taxes decreased $15 million or 10.3% from $146 million for the three months ended March 31, 2011 to $131 million for the three months ended March 31, 2012. The change reflects a decrease in income before income taxes of $40 million, or 10.2%.

Liquidity and Capital Resources

Our cash and cash equivalents of $1.929 billion at March 31, 2012 were invested in prime money market funds.

Cash Flows

Cash flow from operating activities. The principal source of liquidity for our business and operating needs is internally generated funds from our operations. We generated net cash flow from operations of $690 million for the three months ended March 31, 2012 compared to $759 million for the three months ended March 31, 2011. The decreased cash flow in 2012 primarily reflects lower net income and higher leaf tobacco purchases in the three months ended March 31, 2012.

Cash flow from investing activities. Investing activities used cash of $16 million for the three months ended March 31, 2012 compared to $7 million for the three months ended March 31, 2011 for capital expenditures. The expenditures were primarily used for the modernization of manufacturing equipment. Our capital expenditures for the year ending December 31, 2012 are forecast to be between $70 million and $80 million.

On April 24, 2012, Lorillard, Inc., through its wholly owned subsidiary, Lorillard Holding Company, Inc., acquired blu ecigs and other assets used in the manufacture, distribution, development, research, marketing, advertising, sale and service of electronic cigarettes. The purchase price was $135 million paid in cash at closing.

Cash flow from financing activities. Our cash flow from operations has exceeded our working capital and capital expenditure requirements during the three months ended March 31, 2012. We paid cash dividends to our shareholders of $202 million on March 9, 2012, and $188 million on March 11, 2011. During the three months ended March 31, 2012 and 2011, we have repurchased shares totaling $188 million and $289 million, respectively.

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

In August 2011, Lorillard Tobacco issued $750 million of unsecured senior notes in two tranches pursuant to the Indenture and the Third Supplemental Indenture, dated August 4, 2011 (the “Third Supplemental Indenture”). The first tranche was $500 million aggregate principal amount of 3.500% Notes due August 4, 2016 (the “2016 Notes”) and the second tranche was $250 million aggregate principal amount of 7.000% Notes due August 4, 2041 (the “2041 Notes”). Lorillard Tobacco is the principal, wholly owned operating subsidiary of the Company and the 2016 Notes, 2019 Notes, 2020 Notes, 2040 Notes and 2041 Notes (the “Notes”) are unconditionally guaranteed on a senior unsecured basis by the Company. The net proceeds from the issuance were used for general corporate purposes, which included, among other things, the repurchase, redemption or retirement of securities including the Company’s common stock, additions to working capital and capital expenditures.

The interest rate payable on the 2019 Notes is subject to incremental increases from 0.25% to 2.00% in the event either Moody’s Investors Services, Inc. (“Moody’s”), Standard & Poor’s Ratings Services (“S&P”) or both Moody’s and S&P downgrade the 2019 Notes below investment grade (Baa3 and BBB- for Moody’s and S&P, respectively). As of March 31, 2012, our debt ratings were Baa2 and BBB- with Moody’s and S&P, respectively, both of which are investment grade.

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

As of February 24, 2012, the Company completed its $750 million share repurchase program that was announced in August 2011 by repurchasing 1.6 million shares at a cost of $188 million. Purchases by the Company under this program were made from time to time at prevailing market prices in open market purchases, privately negotiated transactions, block purchase techniques or otherwise, as determined by the Company’s management. The purchases are funded from existing cash balances, including proceeds from the issuance of the Notes. These programs do not obligate the Company to acquire any particular amount of its common stock. The timing, frequency and amount of repurchase activity will depend on a variety of factors such as levels of cash generation from operations, cash requirements for investment in the Company’s business, current stock price, market conditions and other factors.

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

In April 2012, we paid $1.108 billion under the State Settlement Agreements, primarily based on 2011 volume. The payment included $98 million deposited in an interest-bearing escrow account in accordance with procedures established in the MSA pending resolution of a claim by us and the other Original Participating Manufacturers that they are entitled to reduce their MSA payments based on a loss of market share to non-participating manufacturers. Most of the states that are parties to the MSA are disputing the availability of the reduction and we believe that this dispute will ultimately be resolved by judicial and arbitration proceedings. Our $98 million deposit in escrow is based upon the Original Participating Manufacturers collective loss of market share in 2009 that resulted in a reduction of $106 million, partially offset by unfavorable adjustments for years 2008 and 2007 of $3 million and $5 million, respectively. In April of 2011, 2010, 2009, 2008, 2007 and 2006, we had previously deposited $107 million, $88 million, $74 million, $72 million, $111 million and $109 million, respectively, in the same escrow account discussed above, which was based on a loss of market share in 2008, 2007, 2006, 2005, 2004 and 2003 to non-participating manufacturers. In February 2009, we directed the transfer of $72 million from this account to the non-disputed account, related to the loss of market share in 2005, pursuant to an Agreement Concerning Arbitration that we and the other Participating Manufacturers entered into with certain MSA states. This amount was then paid to the MSA states. We and the other Original Participating Manufacturers have the right to claim additional reductions of MSA payments in subsequent years under provisions of the MSA. In addition to the payments made in the three months ending March 31, 2012, we anticipate the additional amount payable in 2012 will be approximately $250 million to $300 million, primarily based on 2012 estimated volume.

Contractual Cash Payment Obligations

The following chart presents our contractual cash payment obligations as of March 31, 2012:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In millions)
Senior notes	$2,500	$—	$—	$500	$2,000
Interest payments related to notes	2,014	168	503	307	1,036
Contractual purchase obligations	83	81	2	—	—
Operating lease obligations	3	1	2	—	—

Total	$4,600	$250	$507	$807	$3,036

As of March 31, 2012, we do not believe that we will make any payments to various tax authorities in the next twelve months related to gross unrecognized tax benefits. We cannot make a reasonably reliable estimate of the amount of liabilities for unrecognized tax benefits that may result in cash settlements for periods beyond twelve months.

As previously discussed, we have entered into the State Settlement Agreements, which impose a stream of future payment obligations on us and the other major U.S. cigarette manufacturers. Our portion of ongoing adjusted settlement payments, including fees to settling plaintiffs’ attorneys, is based on a number of factors which are described above. Our cash payments under the State Settlement Agreements in 2011 amounted to $1.219 billion and we estimate our cash payments in 2012 under the State Settlement Agreements will be between $1.3 billion and $1.4 billion, primarily based on 2011 estimated industry volume. Payment obligations are not incurred until the related sales occur and therefore are not reflected in the above table.

Off-Balance Sheet Arrangements

None.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Market Risk

We invest in financial instruments that involve market risk. Our measure of market risk exposure represents an estimate of the change in fair value of our financial instruments. Market risk exposure is presented below for each class of financial instrument we held at March 31, 2012, assuming immediate adverse market movements of the magnitude described. We believe that the rate of adverse market movement represents a measure of exposure to loss under hypothetically assumed adverse conditions. The estimated market risk exposure represents the hypothetical loss to future earnings and does not represent the maximum possible loss nor any expected actual loss, even under adverse conditions, because actual adverse fluctuations would likely differ. In addition, since our investment portfolio is subject to change based on its portfolio management strategy as well as in response to changes in the market, these estimates are not necessarily indicative of the actual results which may occur. The market risk exposure represents the potential loss in carrying value and pretax impact to future earnings caused by the hypothetical change in price.

Exposure to market risk is managed and monitored by senior management. Senior management approves our overall investment strategy and has the responsibility to ensure that the investment positions are consistent with that strategy with an acceptable level of risk.

Interest rate risk. Our investments, which are included in cash and cash equivalents, consist of money market funds with major financial institutions. Those investments are exposed to fluctuations in interest rates. A sensitivity analysis, based on a hypothetical 1% increase or decrease in interest rates on our average 2012 investments, would cause an increase or decrease in pretax income of approximately $5 million for the three months ended March 31, 2012.

Our debt is denominated in US Dollars and has been issued at a fixed rate. In September 2009, we entered into interest rate swap agreements for a total notional amount of $750 million to hedge changes in fair value of the Notes due to changes in the designated benchmark interest rate. Changes in the fair value of the derivative are recorded in earnings along with offsetting adjustments to the carrying amount of the hedged debt. A sensitivity analysis, based on a hypothetical 1% change in LIBOR, would cause an increase or decrease in pretax income by approximately $2 million for the three months ended March 31, 2012.

Liquidity risk. We may be forced to cash settle all or a portion of our derivative contracts before the expiration date if our debt rating is downgraded below Baa2 by Moody’s or BBB- by S&P. This could have a negative impact on our cash position. Early cash settlement would result in the timing of our hedge settlement not being matched to the cash settlement of the debt. As of March 31, 2012, our debt ratings were Baa2 and BBB- with Moody’s and S&P, respectively, both of which are above the ratings at which settlement of our derivative contracts would be required. See Note 10 to the Consolidating Condensed Financial Statements for additional information on derivatives.

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

•	grants the FDA the regulatory authority to consider and impose broad additional restrictions through a rule making process, including a ban on the use of menthol in cigarettes;

•	requires larger and more severe health warnings, including graphic images, on packs, cartons and advertising;

•	bans the use of descriptors on tobacco products, such as “low tar” and “light”;

•	requires the disclosure of ingredients, additives, and constituents to consumers;

•	requires pre-market approval by the FDA of all new products, including substantially equivalent products;

•	requires pre-market approval by the FDA for claims made with respect to reduced risk or reduced exposure products;

•	allows the FDA to require the reduction of nicotine or any other compound in cigarettes;

•	allows the FDA to mandate the use of reduced risk technologies in conventional cigarettes;

•	allows the FDA to place more severe restrictions on the advertising, marketing and sales of cigarettes; and

•	permits possible inconsistent state and local regulation of the advertising or promotion of cigarettes by providing an exception to certain federal preemption of such regulation.

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

As of April 23, 2012, Lorillard Tobacco is a defendant in approximately 8,561 tobacco-related lawsuits, including approximately 675 cases in which Lorillard, Inc. is a co-defendant. These cases, which are extremely costly to defend, could result in substantial judgments against Lorillard Tobacco and/or Lorillard, Inc.

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

In December 2010, a Massachusetts jury awarded damages, including punitive damages, from Lorillard Tobacco in a Conventional Product Liability Case, Evans v. Lorillard Tobacco Company (Superior Court, Suffolk County, Massachusetts). In September 2011, the court reduced the compensatory damages awarded to the estate of a deceased smoker to $25 million and reduced the award to the deceased smoker’s son to $10 million. The court declined to reduce the jury’s award of $81 million in punitive damages. In September 2011, the court entered a judgment that reflected the jury’s damages awards and the court’s reductions following trial. The judgment awarded plaintiffs interest on each of the three damages awards at the rate of 12% per year from the date the case was filed in 2004. Interest on the three awards will continue to accrue until either the judgment is paid or is vacated on appeal. The judgment permitted plaintiff’s counsel to request an award of attorneys’ fees and costs. In November 2011, the court granted in part plaintiff’s counsel’s application for attorneys’ fees and costs and has awarded approximately $2.4 million in fees and approximately $225,000 in costs. The court entered a final judgment that incorporated the amounts of the verdicts, as reduced by the trial court, the awards of interest, and the awards of attorneys’ fees and costs. Lorillard Tobacco has noticed an appeal from the final judgment to the Massachusetts Appeals Court. In March 2012, plaintiff’s application for direct appellate review was granted, transferring the appeal to the Massachusetts Supreme Judicial Court. Plaintiff has asked the court to enter a preliminary injunction that directs Lorillard Tobacco to set aside $272 million in cash or cash equivalents to secure the amounts awarded by the jury and the interest obligations plaintiff expects the court to order in a final judgment. As of April 23, 2012, the court had not ruled on plaintiff’s motion for preliminary injunction. It is possible that the verdict in this case could lead to additional litigation.

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

The 2006 ruling by the Florida Supreme Court in Engle also permitted members of the Engle class to file individual claims, including claims for punitive damages. The Florida Supreme Court held that these individual plaintiffs are entitled to rely on a number of the jury’s findings in favor of the plaintiffs in the first phase of the Engle trial. These findings included that smoking cigarettes causes a number of diseases; that cigarettes are addictive or dependence-producing; and that the defendants, including Lorillard Tobacco and Lorillard, Inc., were negligent, breached express and implied warranties, placed cigarettes on the market that were defective and unreasonably dangerous, and concealed or conspired to conceal the risks of smoking. Lorillard Tobacco is a defendant in approximately 5,902 cases pending in various state and federal courts in Florida that were filed by members of the Engle class (the “Engle Progeny Cases”), including 669 cases in which Lorillard, Inc. is a co-defendant.

As of April 23, 2012, trial was underway in one Engle Progeny Case in which Lorillard Tobacco is a defendant, the case of Calloway v. RJ Reynolds Tobacco Company, et al.(Circuit Court, Seventeenth Judicial Circuit, Broward County, Florida) Lorillard, Inc. is not a defendant in this trial. As of April 23, 2012, Lorillard Tobacco and Lorillard, Inc. are defendants in Engle Progeny Cases that have been placed on courts’ 2012 trial calendars or in which specific trial dates have been set. Trial schedules are subject to change and it is not possible to predict how many of the Engle Progeny Cases pending against Lorillard Tobacco or Lorillard, Inc. will be tried in 2012. It also is not possible to predict whether some courts will implement procedures that consolidate multiple Engle Progeny Cases for trial.

Trials of some of the Engle Progeny Cases have resulted in verdicts that have awarded damages from cigarette manufacturers, including us.

As of April 23, 2012, plaintiffs in seven Engle Progeny Cases were awarded compensatory damages from Lorillard Tobacco. In two of the seven cases, plaintiffs were awarded punitive damages from Lorillard Tobacco. In one of the cases, the court awarded damages to the plaintiff from the defendants, including Lorillard Tobacco, following trial. Lorillard, Inc. was not a defendant in any of these seven cases. The seven cases are listed below in the order in which the verdicts were returned:

•

In Mrozek v. Lorillard Tobacco Company (Circuit Court, Fourth Judicial Circuit, Duval County, Florida), the jury awarded plaintiffs a total of $6 million in compensatory damages and $11.3 million in punitive damages. The jury apportioned 35% of the fault for the smoker’s injuries to the smoker and 65% to Lorillard Tobacco. The final judgment entered by the trial court reflected the jury’s verdict and awarded plaintiff $3,900,588 in compensatory damages and $11,300,000 in punitive damages plus 6% annual interest. Lorillard Tobacco has noticed an appeal to the Florida First District Court of Appeal. As of April 23, 2012, the trial court had not ruled on plaintiff’s motion for costs and attorneys’ fees.

•

In Tullo v. R.J. Reynolds, et al. (Circuit Court, Palm Beach County, Florida), the jury awarded plaintiff a total of $4.5 million in compensatory damages. The jury assessed 45% of the fault to the smoker, 5% to Lorillard Tobacco and 50% to other defendants. The jury did not award punitive damages to the plaintiff. The court entered a final judgment that awarded plaintiff $225,000 in compensatory damages from Lorillard Tobacco plus 6% annual interest. Defendants noticed an appeal from the final judgment to the Florida Fourth District Court of Appeal. The trial court has granted plaintiff’s application for costs but it has not awarded an amount. As of April 23, 2012, the trial court had not ruled on plaintiff’s motion for costs.

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

•

In Jewett v. R.J. Reynolds Tobacco Co., et al. (Circuit Court, Duval County, Florida), the jury awarded the estate of the decedent $692,981 in compensatory damages and awarded the plaintiff $400,000 for loss of companionship. The jury assessed 70% of the responsibility for the decedent’s injuries to the decedent, 20% to R.J. Reynolds and 10% to Lorillard Tobacco. The jury determined that no punitive damages were warranted. The final judgment entered by the trial court reflected the jury’s verdict and awarded plaintiff a total of $109,298 from Lorillard Tobacco plus 6% annual interest. Defendants have noticed an appeal from the final judgment to the Florida First District Court of Appeal. As of April 23, 2012, the trial court had not ruled on plaintiff’s motion for costs and attorneys’ fees.

•

In Weingart v. R.J. Reynolds Tobacco Company, et al. (Circuit Court, Palm Beach County, Florida), the jury determined that the decedent did not sustain any compensatory damages from the defendants, including Lorillard Tobacco, and it returned a verdict for the defendants that punitive damages were not warranted. The jury assessed 91% of the fault for the decedent’s injuries to the decedent, 3% to Lorillard Tobacco and 3% to each of the other two defendants. Following trial, the court granted in part a motion by the plaintiff to award damages, and it tentatively awarded plaintiff $150,000 in compensatory damages. The court entered a final judgment that applied the jury’s comparative fault determinations to the court’s award of compensatory damages. The final judgment awarded plaintiff $4,500 from Lorillard Tobacco. Defendants have noticed an appeal to the Florida Fourth District Court of Appeal from the order that awarded compensatory damages to the plaintiff and have amended their notice of appeal to address the final judgment. In March 2012, the court entered a judgment against the defendants for costs with Lorillard Tobacco’s share amounting to $43,081 plus 4.75% annual interest. Defendants have noticed an appeal from this cost judgment.

•

In Sury v. R.J. Reynolds Tobacco Company, et al., (Circuit Court, Duval County, Florida), the jury awarded plaintiff $1,000,000 in compensatory damages and assessed 60% of the responsibility for the decedent’s injuries to the decedent, 20% to Lorillard Tobacco and 20% to R.J. Reynolds. The jury returned a verdict for the defendants regarding whether punitive damages were warranted. In March 2012, the court entered a final judgment against defendants in the amount of $1,000,000 plus 4.75% annual interest, declining to apply the jury’s comparative fault findings to causes of action alleging intentional conduct. Defendants have noticed an appeal to the Florida First District Court of Appeal from the final judgment that awarded compensatory damages to the plaintiff. The plaintiff has filed a motion for determination of entitlement to attorney’s fees and costs. As of April 23, 2012, the court had not ruled on this motion for attorney’s fees and costs.

•

In Alexander v. Lorillard Tobacco Company, et al. (Circuit Court, Eleventh Judicial Circuit, Miami-Dade County, Florida) the jury awarded plaintiff $20,000,000 in compensatory damages and $25,000,000 in punitive damages. Lorillard Tobacco is the only defendant in this case. The jury apportioned

20% of the fault for the smoker’s injuries to the smoker and 80% to Lorillard Tobacco. In March 2012, the court entered a final judgment that applied the jury’s comparative fault determination to the court’s award of compensatory damages, awarding the plaintiff $16,000,000 in compensatory damages and $25,000,000 in punitive damages from Lorillard Tobacco. Lorillard Tobacco has filed a number of post-trial motions challenging the verdict and the plaintiff has filed a post-trial motion for attorneys’ fees and costs. As of April 23, 2012, the trial court had not ruled on these post-trial motions.

As of April 23, 2012, verdicts have been returned in 55 Engle Progeny Cases in which neither Lorillard Tobacco nor Lorillard, Inc. were defendants since the Florida Supreme Court issued its 2006 ruling. Juries awarded compensatory damages and punitive damages in 21 of these trials. The punitive damages awards have totaled approximately $620 million and have ranged from $50,000 to $244 million. In 12 of the trials, juries awarded only compensatory damages. In the 21 other trials, juries found in favor of the defendants. In some of the trials decided in the defendants’ favor, plaintiffs have filed motions challenging the verdicts. It is not possible to predict the final outcome of this litigation.

Three Florida intermediate courts of appeal have affirmed verdicts awarding damages to the plaintiffs in ten Engle Progeny Cases as of April 23, 2012. The Florida Supreme Court denied review of four of these cases affirmed by the Florida First District Court of Appeals and the defendants’ petitions to the U.S. Supreme Court to review these four cases were denied in March 2012. The defendant in a case in which the verdict was affirmed by the Florida Fourth District Court of Appeals has sought review by the Florida Supreme Court. As of April 23, 2012 the Florida Supreme Court had not announced whether it would review the case. In February 2012, the Florida Fourth District Court of Appeals affirmed a second case. The defendant in that case is seeking review by the Florida Supreme Court. As of April 23, 2012, the Florida Supreme Court had not announced whether it would grant review of this case. In March 2012, a third intermediate state appellate court, the Florida Second District Court of Appeals affirmed the final judgment in another case, however the appeals court certified to the Florida Supreme Court the question of whether reliance on the findings in the first phase of the Engle trial violates the tobacco companies’ due process rights. As of April 23, 2012, the Florida Supreme Court had not announced whether it would grant review of this case. Neither Lorillard Tobacco nor Lorillard, Inc. is a defendant in any of the ten cases in which the three Florida intermediate appellate courts affirmed the verdicts awarding damages to the plaintiffs.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In the first quarter of 2012, the Company repurchased the following number of shares of its common stock:

(In millions, except for per share amounts)	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1, 2012 — January 31, 2012	0.9	$111.60	0.9	$83.7
February 1, 2012 — February 29, 2012	0.7	119.16	0.7	—
March 1, 2012 — March 31, 2012	—	—	—	—

Total	1.6	$114.85	1.6

The shares repurchased were acquired under a share repurchase program authorized by the Board of Directors on August 12, 2011 for a maximum of $750 million, which was completed on February 24, 2012. All repurchases were made in open market transactions. We record the repurchase of shares of Common Stock at cost based on the transaction date of the repurchase.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

On April 24, 2012, Lorillard, Inc., through its wholly owned subsidiary, Lorillard Holdings Company, Inc. (“LHCI”), formerly known as LRDHC, Inc., acquired blu ecigs® and other assets used in the manufacture, distribution, development, research, marketing, advertising, sale and service of electronic cigarettes. The acquisition was made pursuant to an asset purchase agreement (the “Agreement”) with BLEC, LLC, Intermark Brands, LLC and QSN Technologies, LLC (the “Sellers”). The Agreement contains customary representations, warranties, covenants and indemnities by the Sellers and LHCI and the consideration paid was $135 million in cash. A copy of the Agreement is attached hereto as Exhibit 2.1.

Item 6. Exhibits

Exhibit Number	Description

2.1	Asset Purchase Agreement, dated April 24, 2012, among, Lorillard Holdings Company, Inc., formerly known as LRDHC, Inc., BLEC, LLC, Intermark Brands, LLC and QSN Technologies, LLC‡*

3.1	Amended and Restated Certificate of Incorporation of Lorillard, Inc., incorporated herein by reference to Exhibit 3.1 to our Current Report on Form 8-K (File No. 1-34097) filed on June 12, 2008

3.2	Amended and Restated Bylaws of Lorillard, Inc., as of July 28, 2011, incorporated herein by reference to Exhibit 3.2 to our Current Report on Form 8-K filed (File No. 1-34097) on July 29, 2011

3.3	Certificate of Amendment of Certificate of Incorporation of Lorillard Tobacco Company and Certificate of Incorporation of Lorillard Tobacco Company, incorporated herein by reference to Exhibit 3.3 to Lorillard, Inc.’s Registration Statement on Form S-3 (File No. 333-159902) filed on June 11, 2009

3 .4	Bylaws of Lorillard Tobacco Company, incorporated herein by reference to Exhibit 3.4 to Lorillard, Inc.’s Registration Statement on Form S-3 (File No. 333-159902) filed on June 11, 2009

4 .1	Specimen certificate for shares of common stock of Lorillard, Inc., incorporated herein by reference to Exhibit 4.1 to our Amended Registration Statement on Form S-4 (File No. 333-149051) filed on May 9, 2008

4 .2	Indenture, dated June 23, 2009, among Lorillard Tobacco Company, Lorillard, Inc. and The Bank of New York Mellon
Trust Company, N.A., as Trustee, incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K (File
No. 1-34097) filed on June 23, 2009

4 .3	First Supplemental Indenture, dated June 23, 2009, among Lorillard Tobacco Company, Lorillard, Inc. and The Bank
of New York Mellon Trust Company, N.A., as Trustee, incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K (File No. 1-34097) filed on June 23, 2009

4 .4	Second Supplemental Indenture, dated April 12, 2010, among Lorillard Tobacco Company, Lorillard, Inc. and The
Bank of New York Mellon Trust Company, N.A., as Trustee, incorporated by reference to Exhibit 4.2 to our Current
Report on Form 8-K (File No. 1-34097) filed on April 12, 2010

4 .5	Third Supplemental Indenture, dated August 4, 2011, among Lorillard Tobacco Company, Lorillard, Inc. and The
Bank of New York Mellon Trust Company, N.A., as Trustee, incorporated by reference to Exhibit 4.2 to our Current
Report on Form 8-K (File No. 1-34097) filed on August 4, 2011

4 .6	Form of 8.125% Senior Note due 2019 of Lorillard Tobacco Company, incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K (File No. 1-34097) filed on June 23, 2009

4 .7	Form of 6.875% Senior Note due 2020 of Lorillard Tobacco Company, incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K (File No. 1-34097) filed on April 12, 2010

4 .8	Form of 8.125% Senior Note due 2040 of Lorillard Tobacco Company, incorporated by reference to Exhibit 4.4 to our Current Report on Form 8-K (File No. 1-34097) filed on April 12, 2010

4 .9	Form of 3.500% Senior Note due 2016 of Lorillard Tobacco Company, incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K (File No. 1-34097) filed on August 4, 2011

4 .10	Form of 7.000% Senior Note due 2041 of Lorillard Tobacco Company, incorporated by reference to Exhibit 4.4 to our Current Report on Form 8-K (File No. 1-34097) filed on August 4, 2011

4 .11	Form of Guarantee Agreement of Lorillard, Inc. for the 8.125% Senior Notes due 2019 of Lorillard Tobacco Company,
incorporated by reference to Exhibit 4.4 to Lorillard, Inc.’s Current Report on Form 8-K filed on June 23, 2009

4 .12	Form of Guarantee Agreement of Lorillard, Inc. for the 6.875% Senior Notes due 2020 of Lorillard Tobacco Company,
incorporated by reference to Exhibit 4.5 to our Current Report on Form 8-K (File No. 1-34097) filed on April 12, 2010

4 .13	Form of Guarantee Agreement of Lorillard, Inc. for the 8.125% Senior Notes due 2040 of Lorillard Tobacco Company,
incorporated by reference to Exhibit 4.6 to our Current Report on Form 8-K (File No. 1-34097) filed on April 12, 2010

4 .14	Form of Guarantee Agreement of Lorillard, Inc. for the 3.500% Senior Notes due 2016 of Lorillard Tobacco Company,
incorporated by reference to Exhibit 4.5 to our Current Report on Form 8-K (File No. 1-34097) filed on August 4, 2011

4 .15	Form of Guarantee Agreement of Lorillard, Inc. for the 7.000% Senior Notes due 2041 of Lorillard Tobacco Company,
incorporated by reference to Exhibit 4.6 to our Current Report on Form 8-K (File No. 1-34097) filed on August 4, 2011

10 .1	Separation Agreement between Loews Corporation and Lorillard, Inc., Lorillard Tobacco Company, Lorillard Licensing Company, LLC, One Park Media Services, Inc. and Plisa, S.A., incorporated herein by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q (File No. 1-34097) filed on August 7, 2008

10 .2	Amended and Restated Employment Agreement between Lorillard, Inc. and Martin L. Orlowsky, dated December 19, 2008, incorporated by reference to Exhibit 10.2 to our Annual Report on Form 10-K (File No. 1-34097) filed on March 2, 2009†

10 .3	Comprehensive Settlement Agreement and Release with the State of Florida to settle and resolve with finality all present and future economic claims by the State and its subdivisions relating to the use of or exposure to tobacco products, incorporated herein by reference to Exhibit 10 to Loews’s Report on Form 8-K (File No. 1-6541) filed September 5, 1997

10 .4	Comprehensive Settlement Agreement and Release with the State of Texas to settle and resolve with finality all present and future economic claims by the State and its subdivisions relating to the use of or exposure to tobacco products, incorporated herein by reference to Exhibit 10 to Loews’s Report on Form 8-K (File No. 1-6541) filed February 3, 1998

10 .5	State of Minnesota Settlement Agreement and Stipulation for Entry of Consent Judgment to settle and resolve with finality all claims of the State of Minnesota relating to the subject matter of this action which have been or could have been asserted by the State, incorporated herein by reference to Exhibit 10.1 to Loews’s Report on Form 10-Q for the quarter ended March 31, 1998 (File No. 1-6541) filed May 15, 1998

10 .6	State of Minnesota Consent Judgment relating to the settlement of tobacco litigation, incorporated herein by reference to Exhibit 10.2 to Loews’s Report on Form 10-Q for the quarter ended March 31, 1998 (File No. 1-6541) filed May 15, 1998

10 .7	State of Minnesota Settlement Agreement and Release relating to the settlement of tobacco litigation, incorporated herein by reference to Exhibit 10.3 to Loews’s Report on Form 10-Q for the quarter ended March 31, 1998 (File No. 1-6541) filed May 15, 1998

10 .8	State of Minnesota State Escrow Agreement relating to the settlement of tobacco litigation, incorporated herein by reference to Exhibit 10.6 to Loews’s Report on Form 10-Q for the quarter ended March 31, 1998 (File No. 1-6541) filed May 15, 1998

10 .9	Stipulation of Amendment to Settlement Agreement and For Entry of Agreed Order, dated July 2, 1998, regarding the settlement of the State of Mississippi health care cost recovery action, incorporated herein by reference to Exhibit 10.1 to Loews’s Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 1-6541) filed August 14, 2008

10 .10	Mississippi Fee Payment Agreement, dated July 2, 1998, regarding the payment of attorneys’ fees, incorporated herein by reference to Exhibit 10.2 to Loews’s Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 1-6541) filed August 14, 2008

10 .11	Stipulation of Amendment to Settlement Agreement and For Entry of Consent Decree, dated July 24, 1998, regarding the settlement of the Texas health care cost recovery action, incorporated herein by reference to Exhibit 10.4 to Loews’s Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 1-6541) filed on August 14, 2008

10 .12	Texas Fee Payment Agreement, dated July 24, 1998, regarding the payment of attorneys’ fees, incorporated herein by reference to Exhibit 10.5 to Loews’s Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 1-6541) filed on August 14, 2008

10 .13	Stipulation of Amendment to Settlement Agreement and For Entry of Consent Decree, dated September 11, 1998, regarding the settlement of the Florida health care cost recovery action, incorporated herein by reference to Exhibit 10.1 to Loews’s Report on Form 10-Q for the quarter ended September 30, 1998 (File No. 1-6541) filed November 17, 2008

10 .14	Florida Fee Payment Agreement, dated September 11, 1998, regarding the payment of attorneys’ fees, incorporated herein by reference to Exhibit 10.2 to Loews’s Report on Form 10-Q for the quarter ended September 30, 1998 (File No. 1-6541) filed November 17, 2008

10 .15	Master Settlement Agreement with 46 states, the District of Columbia, the Commonwealth of Puerto Rico, Guam, the U.S. Virgin Islands, American Samoa and the Northern Marianas to settle the asserted and unasserted health care cost recovery and certain other claims of those states, incorporated herein by reference to Exhibit 10 to Loews’s Current Report on Form 8-K (File No. 1-6541) filed November 25, 1998

10 .16	Form of Assignment and Assumption of Services Agreement, dated as of April 1, 2008, by and between R.J. Reynolds
Tobacco Company and R.J. Reynolds Global Products, Inc., with a joinder by Lorillard Tobacco Company, incorporated herein by reference to Exhibit 10.17 to our Amended Registration Statement on Form S-4 (File No. 333-
149051) filed on March 26, 2008

10 .17	Lorillard, Inc. 2008 Incentive Compensation Plan, incorporated herein by reference to Exhibit 10.3 to our Quarterly
Report on Form 10-Q for the quarter ended June 30, 2009 (File No. 1-34097) filed on August 7, 2008†

10 .18	Form of Lorillard, Inc. indemnification agreement for directors and executive officers, incorporated herein by reference to Exhibit 10.19 to our Amended Registration Statement on Form S-4 (File No. 333-149051) filed on May 9, 2008†

10 .19	Form of Severance Agreement for named executive officers, incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K (File No. 1-34097) filed on July 10, 2008†

10 .20	Amendment to Supply Agreement for Reconstituted Tobacco, dated October 30, 2008, by and between R.J. Reynolds
Tobacco Company and Lorillard Tobacco Company, incorporated herein by reference to Exhibit 10.6 to our Quarterly
Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 1-34097) filed on November 4, 2008 #

10 .21	Form of Stock Appreciation Rights Award Certificate, incorporated herein by reference to Exhibit 10.7 to our
Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 1-34097) filed on November 4,
2008†

10 .22	Form of Stock Option Award Certificate, incorporated herein by reference to Exhibit 10.22 to our Quarterly Report on
Form 10-Q for the quarter ended March 31, 2010 (File No. 1-34097) filed on May 6, 2010†

10 .23	Form of Restricted Stock Award Certificate, incorporated herein by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (File No. 1-34097) filed on May 5, 2009†

10 .24	Form of Restricted Stock Unit Award Certificate, incorporated herein by reference to Exhibit 10.24 to our Annual
Report on Form 10-K for the year ended December 31, 2011 (File No. 1-34097) filed on February 21, 2012†

10 .25	Credit Agreement, dated March 26, 2010, among Lorillard Tobacco Company, as borrower, Lorillard, Inc., as parent guarantor, the lenders referred to therein, and JPMorgan Chase Bank, N.A., as Administrative Agent, incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 1-34097) filed on March 26, 2010

10 .26	Consulting Agreement between Lorillard, Inc. and Martin L. Orlowsky, dated August 12, 2010, incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K (File No. 1-34097) filed on August 12, 2010†

10 .27	Offer Letter between Lorillard, Inc. and Murray S. Kessler, dated August 12, 2010, incorporated herein by reference to
Exhibit 10.3 to our Current Report on Form 8-K (File No. 1-34097) filed on August 12, 2010†

10 .28	Severance Agreement between Lorillard, Inc. and Murray S. Kessler, dated October 11, 2010, incorporated herein by reference to Exhibit 10.26 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (File No.
1-34087) filed on October 27, 2010†

11 .1	Statement regarding computation of earnings per share. (See Note 11 to the consolidated financial statements.)*

31 .1	Certification by the Chief Executive Officer of Lorillard, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a)*

31 .2	Certification by the Chief Financial Officer of Lorillard, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a)*

32 .1	Certification by the Chief Executive Officer and Chief Financial Officer of Lorillard, Inc. pursuant to 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002)*

101 .INS	XBRL Instance Document *

101 .SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

*	Filed herewith.

#	Confidential treatment has been granted for certain portions of this exhibit pursuant to an order under the Exchange Act of 1934, as amended, which portions have been omitted and filed separately with the Securities and Exchange Commission.

†	Management or compensatory plan or arrangement required to be filed pursuant to Item 601(b)(10) of Regulation S-K.

‡	Schedules and exhibits to Exhibit 2.1, the Asset Purchase Agreement, have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Registrant hereby undertakes to furnish supplemental copies of any omitted schedules upon request by the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 27, 2012

LORILLARD, INC.

By:	/s/ Murray S. Kessler
	Name:	Murray S. Kessler
	Title:	Chairman, President and Chief Executive Officer (Principal Executive Officer)

By:	/s/ David H. Taylor
	Name:	David H. Taylor
	Title:	Executive Vice President, Finance and
Planning and Chief Financial Officer (Principal Financial Officer)