Form 10-Q
period 2012-09-30
LORILLARD, INC.
filed 2012-10-26
CIK 1424847

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Class	Outstanding at October 24, 2012
Common stock, $0.01 par value	129,445,387 shares

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

LORILLARD, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(In millions, except share and per share data)	September 30, 2012	December 31, 2011
	(Unaudited)
Assets:
Cash and cash equivalents	$1,715	$1,634
Accounts receivable, less allowances of $3 and $2	16	10
Other receivables	28	83
Inventories	416	277
Deferred income taxes	538	535
Other current assets	107	25

Total current assets	2,820	2,564
Plant and equipment, net	283	262
Goodwill	64	—
Intangible assets	58	—
Deferred income taxes	45	54
Other assets	154	128

Total assets	$3,424	$3,008

Liabilities and Shareholders’ Deficit:
Accounts and drafts payable	$33	$32
Accrued liabilities	355	296
Settlement costs	1,067	1,151
Income taxes	1	6

Total current liabilities	1,456	1,485
Long-term debt	3,116	2,595
Postretirement pension, medical and life insurance benefits	360	388
Other liabilities	56	53

Total liabilities	4,988	4,521

Commitments and Contingent Liabilities
Shareholders’ Deficit:
Preferred stock, $0.01 par value, authorized 10 million shares	—	—
Common stock:
Authorized—600 million shares; par value $0.01 per share
Issued—175 million and 175 million shares (outstanding 130 million and 132 million shares)	2	2
Additional paid-in capital	294	266
Retained earnings	2,241	2,059
Accumulated other comprehensive loss	(215)	(228)
Treasury stock at cost, 45 million and 43 million shares	(3,886)	(3,612)

Total shareholders’ deficit	(1,564)	(1,513)

Total liabilities and shareholders’ deficit	$3,424	$3,008

See Notes to Consolidated Condensed Financial Statements

LORILLARD, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2012	2011	2012	2011
Net sales (including excise taxes of $498, $509, $1,491 and $1,521, respectively)	$1,661	$1,622	$4,919	$4,849
Cost of sales	1,059	1,059	3,181	3,144

Gross profit	602	563	1,738	1,705
Selling, general and administrative	122	108	382	342

Operating income	480	455	1,356	1,363
Investment income	1	—	3	2
Interest expense	(38)	(34)	(114)	(90)

Income before income taxes	443	421	1,245	1,275
Income taxes	160	154	455	469

Net income	$283	$267	$790	$806

Earnings per share:
Basic	$2.17	$1.94	$6.05	$5.70
Diluted	$2.16	$1.94	$6.03	$5.69

Weighted average number of shares outstanding:
Basic	130.07	136.74	130.25	141.08
Diluted	130.35	137.02	130.55	141.31

See Notes to Consolidated Condensed Financial Statements

LORILLARD, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2012	2011	2012	2011

Net income	$283	$267	$790	$806

Other comprehensive income, net of tax:
Defined benefit retirement plan gain (loss), net of tax expense (benefit) of $2, $1, $7, and $(1)	4	1	13	(2)

Other comprehensive income (loss)	4	1	13	(2)

Comprehensive income	$287	$268	$803	$804

See Notes to Consolidated Condensed Financial Statements

LORILLARD, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(UNAUDITED)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Shares	Total Shareholders’ Deficit
(In millions, except per share data)

Balance, January 1, 2011	$2	$242	$1,666	$(109)	$(2,026)	$(225)

Net income			806			806
Other comprehensive loss, net of tax benefit of $(1)				(2)		(2)
Dividends paid ($3.90 per share)			(550)			(550)
Shares repurchased					(1,221)	(1,221)
Share-based compensation		18				18

Balance, September 30, 2011	$2	$260	$1,922	$(111)	$(3,247)	$(1,174)

Balance, January 1, 2012	$2	$266	$2,059	$(228)	$(3,612)	$(1,513)

Net income			790			790
Other comprehensive income, net of tax expense of $7				13		13
Dividends paid ($4.65 per share)			(608)			(608)
Shares repurchased					(274)	(274)
Share-based compensation		28				28

Balance, September 30, 2012	$2	$294	$2,241	$(215)	$(3,886)	$(1,564)

See Notes to Consolidated Condensed Financial Statements

LORILLARD, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2012	2011
(In millions)
Cash flows from operating activities:
Net income	$790	$806
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	30	28
Pension and other postretirement benefits contributions	(41)	(33)
Pension and other postretirement benefits expense	34	22
Deferred income taxes	(1)	(7)
Share-based compensation	14	11
Excess tax benefits from share-based payment arrangements	(9)	(3)
Changes in operating assets and liabilities, net of amounts from acquired business:
Accounts and other receivables	(13)	(9)
Inventories	(124)	(42)
Accounts payable and accrued liabilities	54	(17)
Settlement costs	(84)	(3)
Income taxes	(17)	(55)
Other current assets	6	(6)
Other assets	2	—

Net cash provided by operating activities	641	692

Cash flows from investing activities:
Business acquisition, net of cash acquired	(135)	—
Additions to plant and equipment	(51)	(33)

Net cash used in investing activities	(186)	(33)

Cash flows from financing activities:
Shares repurchased	(274)	(1,221)
Proceeds from issuance of long-term debt	500	750
Dividends paid	(608)	(550)
Debt issuance costs	(6)	(6)
Proceeds from exercise of stock options	5	7
Excess tax benefits from share-based payment arrangements	9	3

Net cash used in financing activities	(374)	(1,017)

Change in cash and cash equivalents	81	(358)
Cash and cash equivalents, beginning of year	1,634	2,063

Cash and cash equivalents, end of period	$1,715	$1,705

Cash paid for income taxes	$471	$528
Cash paid for interest, net of cash received from interest rate swaps of $18 and $18	$84	$49

See Notes to Consolidated Condensed Financial Statements

LORILLARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

Overview. Lorillard, Inc., through its subsidiaries, is engaged in the manufacture and sale of cigarettes. Its principal products are marketed under the brand names of Newport, Kent, True, Maverick and Old Gold with substantially all of its sales in the United States of America. Lorillard recently acquired blu eCigs, the leading electronic cigarette brand in the U.S. Newport, Kent, True, Maverick, Old Gold and blu eCigs are the registered trademarks of Lorillard, Inc. and its subsidiaries.

The consolidated condensed financial statements of Lorillard, Inc. (the “Company”), together with its subsidiaries (“Lorillard”), include the accounts of the Company and its subsidiaries after the elimination of intercompany accounts and transactions. The Company’s traditional cigarette operations are managed through its subsidiary, Lorillard Tobacco Company (“Lorillard Tobacco” or “Issuer”) and represent a single operating and reporting segment. Lorillard’s electronic cigarette operations are not significant for any of the periods presented.

Basis of Presentation. The accompanying unaudited consolidated condensed financial statements reflect all adjustments necessary to present fairly the financial position as of September 30, 2012 and December 31, 2011 and the consolidated income, shareholders’ deficit and cash flows for the three and nine months ended September 30, 2012 and 2011.

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

Business Combinations. Lorillard utilizes the acquisition method in accounting for business combinations whereby the amount of purchase price that exceeds the fair value of the acquired assets and assumed liabilities is allocated to goodwill. Lorillard recognizes intangible assets apart from goodwill if they arise from contractual or other legal rights, or if they are capable of being separated or divided from the acquired entity and sold, transferred, licensed, rented or exchanged. Assumptions and estimates are used in determining the fair value of assets acquired and liabilities assumed in a business combination. Valuation of intangible assets acquired requires that we use significant judgment in determining fair value, whether such intangibles are amortizable and, if the asset is amortizable, the period and the method by which the intangible asset will be amortized. In April 2012, Lorillard, Inc., through its wholly owned subsidiary, Lorillard Holdings Company, Inc., formerly known as LRDHC, Inc., and its subsidiaries acquired blu eCigs and other assets used in the manufacture, distribution, development, research, marketing, advertising, sale and service of electronic cigarettes. Changes in the initial assumptions could lead to changes in amortization or impairment charges recorded in our consolidated financial statements. Additionally, estimates for the preliminary purchase allocation may change as subsequent information becomes available. See Notes 2 and 6 to the Consolidated Condensed Financial Statements for additional disclosure about the acquisition and the preliminary purchase price allocation.

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

Lorillard adopted ASU 2011-04 “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.” ASU 2011-04 clarifies certain areas of the fair value guidance, including application of the highest and best use and valuation premise concepts, measuring the fair value of an instrument classified in a reporting entity’s shareholders’ equity, and quantitative information about unobservable inputs used in a Level 3 fair value measurement. Additionally, ASU 2011-04 contains guidance on measuring the fair value of instruments that are managed within a portfolio, application of premiums and discounts in a fair value measurement, and requires additional disclosures about fair value measurements. The amendments contained in ASU 2011-04 are to be applied prospectively, and ASU 2011-04 is effective for public companies for interim and annual periods beginning after December 15, 2011. ASU 2011-04 did not have a material impact on Lorillard’s financial position or results of operations.

Lorillard adopted ASU 2011-05 “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” ASU 2011-05 requires presentation of comprehensive income in either a single statement of comprehensive income or two separate but consecutive statements. ASU 2011-05 does not change the definitions or the components of net income and other comprehensive income (OCI), when an item must be reclassified from OCI to net income, or the calculation or presentation of earnings per share. The entity still has the choice to either present OCI components before tax with one line amount for tax, or net of taxes. Disclosure of the tax impact for each OCI component is still required. ASU 2011-05 is effective for public companies for reporting periods beginning after December 15, 2011 and must be applied retrospectively. ASU 2011-05 did not have any impact on Lorillard’s financial position or results of operations, but resulted in the presentation of a separate statement of other comprehensive income.

In September 2011, the FASB issued ASU 2011-08 “Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment.” ASU 2011-08 gives an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value in a reporting unit is less than its carrying amount. If an entity determines that it is not more likely than not, then performing a two-step impairment test of goodwill is not necessary. ASU 2011-08 is effective for public companies for reporting periods beginning after December 15, 2011. The adoption of ASU 2011-08 did not have a material impact on Lorillard’s financial position or results of operations, but may impact the manner in which Lorillard assesses goodwill for impairment.

Accounting Pronouncements Not Yet Adopted — In July 2012, the FASB issued ASU 2012-02 “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Asset for Impairment.” ASU 2012-02 gives an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances indicates that it is more likely than not that indefinite-lived intangible assets other than goodwill are impaired, before being required to complete a quantitative impairment test. If an entity concludes, after assessing the totality of qualitative factors, that it is more likely than not that the indefinite-lived intangible assets are not impaired, then it is not required to complete a quantitative impairment test whereby the fair value of the indefinite-lived intangible asset would be determined and compared with the carrying amount of the intangible asset. The amendments in this update are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, and early adoption is permitted. The adoption of ASU 2012-02 will not have a material impact on Lorillard’s financial position or results of operations, but may impact the manner in which Lorillard assesses indefinite-lived intangible assets for impairment.

2.	Acquisition

On April 24, 2012, Lorillard, Inc., through its wholly owned subsidiary, Lorillard Holdings Company, Inc. (“LHCI”), and its subsidiaries acquired blu eCigs and other assets used in the manufacture, distribution, development, research, marketing, advertising, sale and service of electronic cigarettes (the “Acquisition”) for $135 million in cash. The Acquisition was made pursuant to an asset purchase agreement (the “Agreement”) with BLEC, LLC, Intermark Brands, LLC and QSN Technologies, LLC (the “Sellers”). The Agreement contains customary representations, warranties, covenants and indemnities by the Sellers and LHCI. The Acquisition provides Lorillard with the blu eCigs brand and an e-cigarette product line.

The results of operations of blu eCigs are included in our consolidated financial statements beginning as of April 24, 2012. Lorillard’s consolidated revenues include $14 million and $21 million of sales of blu eCigs and Lorillard incurred $1 million and $6 million of acquisition-related expenses during the three and nine months ended September 30, 2012, respectively. blu eCigs incurred an operating loss of $5 million and $6 million during the three and nine months ended September 30, 2012, respectively.

Lorillard is still in the process of valuing the assets acquired and the liabilities assumed in the Acquisition. The allocation of the purchase price is preliminary and subject to change. The preliminary estimated fair values of the assets acquired and liabilities assumed at the date of acquisition are summarized below (in millions):

Assets acquired:
Current assets:
Accounts receivable	$2
Inventories	15

Total current assets	17

Goodwill	64
Intangible assets	58

Total assets	139

Liabilities assumed:
Current liabilities:
Accounts and drafts payable	4

Purchase price	$135

3.	Inventories

Traditional cigarette inventories (including leaf tobacco, manufactured stock and materials and supplies) are valued at the lower of cost, determined on a last-in, first-out (“LIFO”) basis, or market. blu eCigs’ inventories of $29 million included in manufactured stock as of September 30, 2012 are valued at the lower of cost, determined on a first-in, first-out (“FIFO”) basis, or market. Inventories consisted of the following:

	September 30, 2012	December 31, 2011
	(In millions)
Leaf tobacco	$319	$230
Manufactured stock	91	43
Material and supplies	6	4

	$416	$277

If the average cost method of accounting was used for inventories valued on a LIFO basis, inventories would be greater by approximately $238 and $223 million at September 30, 2012 and December 31, 2011, respectively.

4.	Other Current Assets

Other current assets were as follows:

	September 30, 2012	December 31, 2011
	(In millions)
Prepaid income taxes	$88	$—
Restricted cash	—	13
Appeal bonds	7	7
Deposits	10	—
Other current assets	2	5

Total	$107	$25

5.	Plant and Equipment, Net

Plant and equipment is stated at cost and consisted of the following:

	September 30, 2012	December 31, 2011
	(In millions)
Land	$3	$3
Buildings	91	90
Equipment	639	597

Total	733	690
Accumulated depreciation	(450)	(428)

Plant and equipment, net	$283	$262

6.	Goodwill and Intangible Assets

On April 24, 2012, Lorillard completed the Acquisition of the net assets of blu eCigs from BLEC, LLC, Intermark Brands, LLC and QSN Technologies, LLC. The preliminary purchase price allocation includes $64 million of goodwill and $58 million of intangible assets, which consisted primarily of trademarks.

Goodwill

Goodwill and the changes in goodwill during the period are as follows:

In millions	Total
Balance, December 2011	$—
Purchase of blu eCigs net assets	64

Balance, September 2012	$64

Intangible Assets

		September 2012
Dollars in millions	Weighted Average Amortization Period	Cost	Accumulated Amortization	Net Carrying Amount
Amortizable intangible assets:
Non-compete Agreement and Technology	5 years	$1	$—	$1

Amortizable intangible assets, net				1
Indefinite-lived intangible assets:
Trademarks and trade names				57

Intangible assets, net				$58

Intangible assets are amortized using the straight-line method.

7.	Other Assets

Other assets were as follows:

	September 30, 2012	December 31, 2011
	(In millions)
Debt issuance costs	$27	$24
Interest rate swap	116	95
Other prepaid assets	11	9

Total	$154	$128

8.	Accrued Liabilities

Accrued liabilities were as follows:

	September 30, 2012	December 31, 2011
	(In millions)
Legal fees	$36	$28
Salaries and other compensation	24	20
Medical and other employee benefit plans	29	31
Consumer rebates	87	60
Sales promotion	22	23
Accrued vendor charges	39	7
Excise and other taxes	27	52
Accrued bond interest	54	27
Other accrued liabilities	37	48

Total	$355	$296

9.	Fair Value

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

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2012, were as follows:

	Level 1	Level 2	Level 3	Total
	(In millions)
Cash and Cash Equivalents:
Prime money market funds	$1,715	$—	$—	$1,715

Total cash and cash equivalents	$1,715	$—	$—	$1,715

Derivative Asset:
Interest rate swaps – fixed to floating rate	$—	$116	$—	$116

Total derivative asset	$—	$116	$—	$116

Assets and liabilities measured at fair value on a recurring basis at December 31, 2011 were as follows:

	Level 1	Level 2	Level 3	Total
	(In millions)
Cash and Cash Equivalents:
Prime money market funds	$1,634	$—	$—	$1,634

Total cash and cash equivalents	$1,634	$—	$—	$1,634

Derivative Asset:
Interest rate swaps – fixed to floating rate	$—	$95	$—	$95

Total derivative asset	$—	$95	$—	$95

There were no transfers between levels within the fair value hierarchy or Level 3 purchases, sales, issuances or settlements for the nine months ended September 30, 2012 or the twelve months ended December 31, 2011.

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

On July 10, 2012, Lorillard Tobacco, the principal, wholly owned operating subsidiary of the Company, terminated its three year $185 million credit agreement (the “Old Revolver”), dated March 26, 2010, and entered into a $200 million revolving credit facility that expires on July 10, 2017 (the “Revolver”) and is guaranteed by the Company. The Revolver may be increased to $300 million upon request. Proceeds from the Revolver may be used for general corporate and working capital purposes. The interest rates on borrowings under the Revolver are based on prevailing interest rates and, in part, upon the credit rating applicable to the Company’s senior unsecured long-term debt.

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

As of September 30, 2012, Lorillard was in compliance with all financial covenants and there were no borrowings under the Revolver.

11.	Long-Term Debt

Long-term debt, net of interest rate swaps, consisted of the following:

	September 30, 2012	December 31, 2011
	(In millions)
2016 Notes - 3.500% Notes due 2016	$500	$500
2017 Notes - 2.300% Notes due 2017	500	—
2019 Notes - 8.125% Notes due 2019	866	845
2020 Notes - 6.875% Notes due 2020	750	750
2040 Notes - 8.125% Notes due 2040	250	250
2041 Notes - 7.000% Notes due 2041	250	250

Total long-term debt	$3,116	$2,595

In April 2010, Lorillard Tobacco issued $1 billion of unsecured senior notes in two tranches pursuant to an Indenture, dated June 23, 2009 (the “Indenture”) and the Second Supplemental Indenture, dated April 12, 2010. The first tranche was $750 million aggregate principal amount of 6.875% Notes due May 1, 2020 (the “2020 Notes”), and the second tranche was $250 million aggregate principal amount of 8.125% Notes due May 1, 2040 (the “2040 Notes”).

In August 2011, Lorillard Tobacco issued $750 million of unsecured senior notes in two tranches pursuant to the Indenture and the Third Supplemental Indenture, dated August 4, 2011. The first tranche was $500 million aggregate principal amount of 3.500% Notes due August 4, 2016 (the “2016 Notes”) and the second tranche was $250 million aggregate principal amount of 7.000% Notes due August 4, 2041 (the “2041 Notes”). The net proceeds from the issuance were used for the repurchase of the Company’s common stock.

In August 2012, Lorillard Tobacco issued $500 million aggregate principal amount of 2.300% unsecured senior notes due August 21, 2017 (the “2017 Notes”) pursuant to the Indenture and the Fourth Supplemental Indenture, dated August 21, 2012. The net proceeds from the issuance will be used for general corporate purposes, which may include, among other things, the repurchase, redemption or retirement of securities including the Company’s common stock, acquisitions, additions to working capital and capital expenditures.

Lorillard Tobacco is the principal, wholly owned operating subsidiary of the Company, and the 2016 Notes, 2017 Notes, 2019 Notes, 2020 Notes, 2040 Notes and 2041 Notes (together, the “Notes”) are unconditionally guaranteed on a senior unsecured basis by the Company.

The interest rate payable on the $750 million of 2019 Notes issued in June 2009 is subject to incremental increases from 0.25% to 2.00% in the event either Moody’s Investors Services, Inc. (“Moody’s”), Standard & Poor’s Ratings Services (“S&P”) or both Moody’s and S&P downgrade the 2019 Notes below investment grade (Baa3 and BBB- for Moody’s and S&P, respectively). As of September 30, 2012, our debt ratings were Baa2 and BBB- with Moody’s and S&P, respectively, both of which are investment grade.

Upon the occurrence of a change of control triggering event, Lorillard Tobacco would be required to make an offer to repurchase the Notes at a price equal to 101% of the aggregate principal amount of the Notes, plus accrued interest. A “change of control triggering event” occurs when there is both a “change of control” (as defined in the Supplemental Indentures) and the Notes cease to be rated investment grade by both Moody’s and S&P within 60 days of the occurrence of a change of control or public announcement of the intention to effect a change of control. The Notes are not entitled to any sinking fund and are not redeemable prior to maturity. The Notes contain covenants that restrict liens and sale and leaseback transactions, subject to a limited exception. At September 30, 2012 and December 31, 2011, the carrying value of the Notes was $3.116 billion and $2.595 billion, respectively, and the estimated fair value was $3.545 billion and $2.801 billion, respectively. The fair value of the Notes is based on market pricing. The fair value of the Notes, classified as Level 1, utilized quoted prices in active markets.

12.	Derivative Instruments

In September 2009, Lorillard Tobacco entered into interest rate swap agreements, which the Company guaranteed, with a total notional amount of $750 million to modify its exposure to interest rate risk by effectively converting the interest rate payable on the 2019 Notes from a fixed rate to a floating rate. Under the agreements, Lorillard Tobacco receives interest based on a fixed rate of 8.125% and pays interest based on a floating one-month LIBOR rate plus a spread of 4.625%. The variable rates were 4.856% and 4.896% as of September 30, 2012 and December 31, 2011, respectively. The agreements expire in June 2019. The interest rate swap agreements qualify for hedge accounting and were designated as fair value hedges. Under the swap agreements, Lorillard Tobacco receives a fixed rate settlement and pays a variable rate settlement with the difference recorded in interest expense. That difference reduced interest expense by $6 million and $18 million for the three and nine months ended September 30, 2012 and 2011.

For derivatives designated as fair value hedges, which relate entirely to hedges of debt, changes in the fair value of the derivatives are recorded in other assets or other liabilities with an offsetting adjustment to the carrying amount of the hedged debt. At September 30, 2012 and December 31, 2011, the adjusted carrying amounts of the hedged debt outstanding were $866 million and $845 million, respectively and the amounts included in other assets were $116 million and $95 million, respectively.

If our debt rating is downgraded below Ba2 by Moody’s or BB by S&P, the swap agreements will terminate and we will be required to cash settle them before their expiration date. As of September 30, 2012, our debt ratings were Baa2 and BBB- with Moody’s and S&P, respectively, both of which are above the ratings at which settlement of our derivative contracts would be required.

13.	Earnings Per Share

Basic and diluted earnings per share (“EPS”) were calculated using the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(In millions)
Numerator:
Net income, as reported	$283	$267	$790	$806
Less: Net income attributable to participating securities	(1)	(1)	(2)	(2)

Net income available to common shareholders	$282	$266	$788	$804

Denominator:

Basic EPS- weighted average shares	130.07	136.74	130.25	141.08
Effect of dilutive securities:
Stock Options and SARS	0.28	0.28	0.30	0.23

Diluted EPS- adjusted weighted average shares and assumed conversions	130.35	137.02	130.55	141.31

Earnings Per Share:
Basic	$2.17	$1.94	$6.05	$5.70
Diluted	$2.16	$1.94	$6.03	$5.69

No options to purchase shares of common stock were excluded from the diluted earnings per share calculation because their effect would be anti-dilutive for the three and nine months ended September 30, 2012.

14.	Retirement Plans

Lorillard has defined benefit pension, postretirement benefits, profit sharing and savings plans for eligible employees.

Net periodic benefit cost components were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Pension Benefits	2012	2011	2012	2011
	(In millions)
Service cost	$6	$4	$18	$14
Interest cost	14	14	42	42
Expected return on plan assets	(19)	(18)	(57)	(55)
Amortization of net loss	5	2	16	6
Amortization of prior service cost	1	1	3	3

Net periodic benefit cost	$7	$3	$22	$10

	Three Months Ended September 30,		Nine Months Ended September 30,
Other Postretirement Benefits	2012	2011	2012	2011
	(In millions)
Service cost	$1	$1	$4	$3
Interest cost	3	3	7	8
Amortization of net loss	—	(1)	—	(1)

Net periodic benefit cost	$4	$3	$11	$10

Lorillard expects to contribute $32 million to its pension plans and $15 million to its other postretirement benefit plans in 2012, of which $32 million and $9 million had been contributed to the pension and postretirement benefit plans, respectively, as of September 30, 2012.

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

In August 2012, Lorillard, Inc. announced that its Board of Directors had approved a new share repurchase program authorizing the Company to repurchase in the aggregate up to $500 million of its outstanding common stock. Purchases by the Company under this program are made from time to time at prevailing market prices in open market purchases, privately negotiated transactions, block purchases or otherwise, as determined by the Company’s management. The repurchases are funded from existing cash balances, including proceeds from the Company’s August 2012 issuance of the 2017 Notes (see Note 11 for a description of the Notes).

During the third quarter of 2012, the Company repurchased approximately 0.7 million shares for $86 million at an average purchase price of $122.02 per share under the $500 million share repurchase program. As of September 30, 2012, the maximum dollar value of shares that could yet be purchased under this share repurchase program was $414 million.

As of September 30, 2012, total shares repurchased under share repurchase programs authorized by the Board since the Separation were as follows:

Program	Amount Authorized	Number of Shares Repurchased
	(In millions)	(In millions)

July 2008 – October 2008	$400	5.9
May 2009 – July 2009	250	3.7
July 2009 – January 2010	750	9.7
February 2010 – May 2010	250	3.3
August 2010 * – August 2011	1,400	15.0
August 2011 – February 2012	750	6.7
August 2012 –	500	0.7

Total	$4,300	45.0

*	As amended on May 19, 2011

16.	Consolidating Financial Information

In June 2009, April 2010, August 2011 and August 2012, Lorillard Tobacco, as primarily obligor, issued the Notes, which are unconditionally guaranteed by the Company for the payment and performance of Lorillard Tobacco’s obligation in connection therewith.

The following sets forth the condensed consolidating balance sheets as of September 30, 2012 and December 31, 2011, condensed consolidating statements of income for the three and nine months ended September 30, 2012 and 2011, condensed consolidating statements of comprehensive income for the three and nine months ended September 30, 2012 and 2011, and condensed consolidating statements of cash flows for the nine months ended September 30, 2012 and 2011 for the Company as parent guarantor (herein referred to as “Parent”), Lorillard Tobacco (herein referred to as “Issuer”) and all other non-guarantor subsidiaries of the Company and Lorillard Tobacco. These condensed consolidating financial statements were prepared in accordance with Rule 3-10 of SEC Regulation S-X, “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered.” Lorillard accounts for investments in these subsidiaries under the equity method of accounting.

Condensed Consolidating Balance Sheets

September 30, 2012

(In millions)

(Unaudited)

	Parent	Issuer	All Other Subsidiaries	Total Consolidating Adjustments	Consolidated
Assets:
Cash and cash equivalents	$194	$1,071	$450	$—	$1,715
Accounts receivable, less allowances of $3	—	10	6	—	16
Other receivables	—	28	—	—	28
Inventories	—	387	29	—	416
Deferred income taxes	1	537	—	—	538
Other current assets	—	92	15	—	107

Total current assets	195	2,125	500	—	2,820
Investment in subsidiaries	(1,487)	724	—	763	—
Plant and equipment, net	—	283	—	—	283
Goodwill	—	—	64	—	64
Intangible assets	—	—	58	—	58
Deferred income taxes	—	40	5	—	45
Other assets (2)	125	328	213	(512)	154

Total assets	$(1,167)	$3,500	$840	$251	$3,424

Liabilities and Shareholders’ Equity (Deficit):
Accounts and drafts payable	$—	$30	$3	$—	$33
Accrued liabilities (1)	10	418	(73)	—	355
Settlement costs	—	1,067	—	—	1,067
Income taxes	—	—	1	—	1

Total current liabilities	10	1,515	(69)	—	1,456
Long-term debt	—	3,116	—	—	3,116
Postretirement pension, medical and life insurance benefits	—	360	—	—	360
Other liabilities (2)	387	41	140	(512)	56

Total liabilities	397	5,032	71	(512)	4,988

Shareholders’ Equity (Deficit):
Common stock	2	—	—	—	2
Additional paid-in capital	294	82	264	(346)	294
Retained earnings	2,241	(1,399)	505	894	2,241
Accumulated other comprehensive loss	(215)	(215)	—	215	(215)
Treasury stock	(3,886)	—	—	—	(3,886)

Total shareholders’ equity (deficit)	(1,564)	(1,532)	769	763	(1,564)

Total liabilities and shareholders’ equity (deficit)	$(1,167)	$3,500	$840	$251	$3,424

(1)	Includes intercompany royalties between Issuer and other subsidiaries of a corresponding amount.
(2)	Other assets of Issuer includes a note receivable from Parent of $174 million due 2016. The note payable is included in other liabilities.

Condensed Consolidating Balance Sheets

December 31, 2011

(In millions)

	Parent	Issuer	All Other Subsidiaries	Total Consolidating Adjustments	Consolidated
Assets:
Cash and cash equivalents	$235	$582	$817	$—	$1,634
Accounts receivable, less allowances of $2	—	10	—	—	10
Other receivables	—	956	2	(875)	83
Inventories	—	277	—	—	277
Deferred income taxes	—	535	—	—	535
Other current assets	—	25	—	—	25

Total current assets	235	2,385	819	(875)	2,564
Investment in subsidiaries	(1,347)	219	—	1,128	—
Plant and equipment, net	—	262	—	—	262
Deferred income taxes	—	50	4	—	54
Other assets (2)	—	302	213	(387)	128

Total assets	$(1,112)	$3,218	$1,036	$(134)	$3,008

Liabilities and Shareholders’ Equity (Deficit):
Accounts and drafts payable	$—	$32	$—	$—	$32
Accrued liabilities (1)	14	354	803	(875)	296
Settlement costs	—	1,151	—	—	1,151
Income taxes	—	6	—	—	6

Total current liabilities	14	1,543	803	(875)	1,485
Long-term debt	—	2,595	—	—	2,595
Postretirement pension, medical and life insurance benefits	—	388	—	—	388
Other liabilities (2)	387	39	14	(387)	53

Total liabilities	401	4,565	817	(1,262)	4,521

Shareholders’ Equity (Deficit):
Common stock	2	—	—	—	2
Additional paid-in capital	266	55	214	(269)	266
Retained earnings	2,059	(1,174)	5	1,169	2,059
Accumulated other comprehensive loss	(228)	(228)	—	228	(228)
Treasury stock	(3,612)	—	—	—	(3,612)

Total shareholders’ equity (deficit)	(1,513)	(1,347)	219	1,128	(1,513)

Total liabilities and shareholders’ equity (deficit)	$(1,112)	$3,218	$1,036	$(134)	$3,008

(1)	Includes intercompany royalties between Issuer and other subsidiaries of a corresponding amount.
(2)	Other assets of Issuer includes a note receivable from Parent of $174 million due 2016. The note payable is included in other liabilities.

Condensed Consolidating Statements of Income

For the Three Months Ended September 30, 2012

(In millions)

(Unaudited)

	Parent	Issuer	All Other Subsidiaries	Total Consolidating Adjustments	Consolidated

Net sales (including excise taxes of $498)	$—	$1,647	$14	$—	$1,661
Cost of sales	—	1,049	10	—	1,059

Gross profit	—	598	4	—	602
Selling, general and administrative (1)	—	379	(257)	—	122

Operating income	—	219	261	—	480
Investment income	—	1	—	—	1
Interest expense	—	(37)	(1)	—	(38)

Income before income taxes	—	183	260	—	443
Income taxes	—	67	93	—	160
Equity in earnings of subsidiaries	283	171	—	(454)	—

Net income	$283	$287	$167	$(454)	$283

(1)	Includes intercompany royalties between Issuer and other subsidiaries of a corresponding amount.

Condensed Consolidating Statements of Income

For the Nine Months Ended September 30, 2012

(In millions)

(Unaudited)

	Parent	Issuer	All Other Subsidiaries	Total Consolidating Adjustments	Consolidated

Net sales (including excise taxes of $1,491)	$—	$4,897	$22	$—	$4,919
Cost of sales	—	3,165	16	—	3,181

Gross profit	—	1,732	6	—	1,738
Selling, general and administrative (1)	1	1,157	(776)	—	382

Operating income	(1)	575	782	—	1,356
Investment income	—	2	1	—	3
Interest expense	(1)	(112)	(1)	—	(114)

Income before income taxes	(2)	465	782	—	1,245
Income taxes	(1)	174	282	—	455
Equity in earnings of subsidiaries	791	505	—	(1,296)	—

Net income	$790	$796	$500	$(1,296)	$790

(1)	Includes intercompany royalties between Issuer and other subsidiaries of a corresponding amount.

Condensed Consolidating Statements of Income

For the Three Months Ended September 30, 2011

(In millions)

(Unaudited)

	Parent	Issuer	All Other Subsidiaries	Total Consolidating Adjustments	Consolidated

Net sales (including excise taxes of $509)	$—	$1,622	$—	$—	$1,622
Cost of sales	—	1,059	—	—	1,059

Gross profit	—	563	—	—	563
Selling, general and administrative (1)	—	368	(260)	—	108

Operating income	—	195	260	—	455
Investment income	—	—	—	—	—
Interest expense	—	(34)	—	—	(34)

Income before income taxes	—	161	260	—	421
Income taxes	—	62	92	—	154
Equity in earnings of subsidiaries	267	168	—	(435)	—

Net income	$267	$267	$168	$(435)	$267

(1)	Includes intercompany royalties between Issuer and other subsidiaries of a corresponding amount.

Condensed Consolidating Statements of Income

For the Nine Months Ended September 30, 2011

(In millions)

(Unaudited)

	Parent	Issuer	All Other Subsidiaries	Total Consolidating Adjustments	Consolidated

Net sales (including excise taxes of $1,521)	$—	$4,849	$—	$—	$4,849
Cost of sales	—	3,144	—	—	3,144

Gross profit	—	1,705	—	—	1,705
Selling, general and administrative (1)	—	1,113	(771)	—	342

Operating income	—	592	771	—	1,363
Investment income	—	2	—	—	2
Interest expense	—	(90)	—	—	(90)

Income before income taxes	—	504	771	—	1,275
Income taxes	—	195	274	—	469
Equity in earnings of subsidiaries	806	497	—	(1,303)	—

Net income	$806	$806	$497	$(1,303)	$806

(1)	Includes intercompany royalties between Issuer and other subsidiaries of a corresponding amount.

Condensed Consolidating Statements of Comprehensive Income

For the Three Months Ended September 30, 2012

(In millions)

(Unaudited)

	Parent	Issuer	All Other Subsidiaries	Total Consolidating Adjustments	Consolidated

Net income	$283	$287	$167	$(454)	$283

Other comprehensive income, net of tax:
Defined benefit retirement plan gains, net of tax expense of $2	—	4	—	—	4

Other comprehensive income	—	4	—	—	4

Comprehensive income	$283	$291	$167	$(454)	$287

Condensed Consolidating Statements of Comprehensive Income

For the Nine Months Ended September 30, 2012

(In millions)

(Unaudited)

	Parent	Issuer	All Other Subsidiaries	Total Consolidating Adjustments	Consolidated

Net income	$790	$796	$500	$(1,296)	$790

Other comprehensive income, net of tax:
Defined benefit retirement plan gains, net of tax expense of $7	—	13	—	—	13

Other comprehensive income	—	13	—	—	13

Comprehensive income	$790	$809	$500	$(1,296)	$803

Condensed Consolidating Statements of Comprehensive Income

For the Three Months Ended September 30, 2011

(In millions)

(Unaudited)

	Parent	Issuer	All Other Subsidiaries	Total Consolidating Adjustments	Consolidated

Net income	$267	$267	$168	$(435)	$267

Other comprehensive income, net of tax:
Defined benefit retirement plan gains, net of tax expense of $1	—	1	—	—	1

Other comprehensive income	—	1	—	—	1

Comprehensive income	$267	$268	$168	$(435)	$268

Condensed Consolidating Statements of Comprehensive Income

For the Nine Months Ended September 30, 2011

(In millions)

(Unaudited)

	Parent	Issuer	All Other Subsidiaries	Total Consolidating Adjustments	Consolidated

Net income	$806	$806	$497	$(1,303)	$806

Other comprehensive income, net of tax:
Defined benefit retirement plan loss, net of tax benefit of $1	—	(2)	—	—	(2)

Other comprehensive loss	—	(2)	—	—	(2)

Comprehensive income	$806	$804	$497	$(1,303)	$804

Condensed Consolidating Statements of Cash Flows

For the Nine Months Ended September 30, 2012

(In millions)

(Unaudited)

	Parent	Issuer	All Other Subsidiaries	Total Consolidating Adjustments	Consolidated

Cash flows from operating activities:
Net income	$790	$796	$500	$(1,296)	$790
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity income from subsidiaries	(791)	(505)	—	1,296	—
Depreciation and amortization	—	30	—	—	30
Pension and other postretirement benefits contributions	—	(41)	—	—	(41)
Pension and other postretirement benefits expense	—	34	—	—	34
Deferred income taxes	(1)	1	(1)	—	(1)
Share-based compensation	1	13	—	—	14
Excess tax benefits from share-based payment arrangements	—	(9)	—	—	(9)
Changes in operating assets and liabilities:
Accounts and other receivables	—	864	(2)	(875)	(13)
Inventories	—	(110)	(14)	—	(124)
Accounts payable and accrued liabilities	(4)	60	(877)	875	54
Settlement costs	—	(84)	—	—	(84)
Income taxes	—	(15)	(2)	—	(17)
Other current assets	—	17	(11)	—	6
Other assets	(125)	2	—	125	2
Return on investment in subsidiaries	1,021	—	—	(1,021)	—

Net cash provided by (used in) operating activities	891	1,053	(407)	(896)	641

Cash flows from investing activities:
Business acquisition, net of cash acquired	—	—	(135)	—	(135)
Additions to plant and equipment	—	(51)	—	—	(51)
Investment in subsidiary	(50)	—	—	50	—

Net cash (used in) investing activities	(50)	(51)	(135)	50	(186)

Cash flows from financing activities:
Shares repurchased	(274)	—	—	—	(274)
Dividends paid	(608)	(1,021)	—	1,021	(608)
Proceeds from issuance of long-term debt	—	500	125	(125)	500
Debt issuance costs Contributions from Parent	— —	(6 —)	— 50	— (50)	(6 —)
Proceeds from exercise of stock options	—	5	—	—	5
Excess tax benefits from share-based payment arrangements	—	9	—	—	9

Net cash (used in) provided by financing activities	(882)	(513)	175	846	(374)

Change in cash and cash equivalents	(41)	489	(367)	—	81
Cash and cash equivalents, beginning of year	235	582	817	—	1,634

Cash and cash equivalents, end of period	$194	$1,071	$450	$—	$1,715

Condensed Consolidating Statements of Cash Flows

For the Nine Months Ended September 30, 2011

(In millions)

(Unaudited)

	Parent	Issuer	All Other Subsidiaries	Total Consolidating Adjustments	Consolidated

Cash flows from operating activities:
Net income	$806	$806	$497	$(1,303)	$806
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity income from subsidiaries	(806)	(497)	—	1,303	—
Depreciation and amortization	—	28	—	—	28
Pension and other postretirement benefits contributions	—	(33)	—	—	(33)
Pension and other postretirement benefits expense	—	22	—	—	22
Deferred income taxes	—	(8)	1	—	(7)
Share-based compensation	—	11	—	—	11
Excess tax benefits from share-based payment arrangements	—	(3)	—	—	(3)
Changes in operating assets and liabilities:
Accounts and other receivables	1	(10)	—	—	(9)
Inventories	—	(42)	—	—	(42)
Accounts payable and accrued liabilities	17	(14)	(20)	—	(17)
Settlement costs	—	(3)	—	—	(3)
Income taxes	—	(55)	—	—	(55)
Other current assets	—	(6)	—	—	(6)
Return on investment in subsidiaries	2,196	550	—	(2,746)	—

Net cash provided by operating activities	2,214	746	478	(2,746)	692

Cash flows from investing activities:
Additions to plant and equipment	—	(33)	—	—	(33)

Cash flows from financing activities:
Shares repurchased	(1,221)	—	—	—	(1,221)
Proceeds from issuance of long-term debt	—	750	—	—	750
Dividends paid	(550)	(2,196)	(550)	2,746	(550)
Debt issuance costs	—	(6)	—	—	(6)
Proceeds from exercise of stock options	—	7	—	—	7
Excess tax benefits from share-based payment arrangements	—	3	—	—	3

Net cash (used in) provided by financing activities	(1,771)	(1,442)	(550)	2,746	(1,017)

Change in cash and cash equivalents	443	(729)	(72)	—	(358)
Cash and cash equivalents, beginning of year	163	1,181	719	—	2,063

Cash and cash equivalents, end of period	$606	$452	$647	$—	$1,705

17.	Legal Proceedings

Overview

As of October 22, 2012, 8,751 product liability cases are pending against cigarette manufacturers in the United States. Lorillard Tobacco is a defendant in 7,799 of these cases. Lorillard, Inc. is a co-defendant in 667 pending cases. A total of 5,163 of these lawsuits are Engle Progeny Cases, described below. In addition to the product liability cases, Lorillard Tobacco and, in some instances, Lorillard, Inc., are defendants in Filter Cases and Tobacco-Related Antitrust Cases.

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

Type of Case	Total Number of Cases Pending against Lorillard as of October 22, 2012

Conventional Product Liability Cases	22
Engle Progeny Cases	5,163
West Virginia Individual Personal Injury Cases	38
Flight Attendant Cases	2,574
Class Action Cases	1
Reimbursement Cases	1
Filter Cases	46
Tobacco-Related Antitrust Cases	1

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

Engle Progeny Cases. Engle Progeny Cases are brought by individuals who purport to be members of the decertified Engle class. These cases are pending in a number of Florida courts. Lorillard Tobacco is a defendant in each of the Engle Progeny Cases listed in the above table and Lorillard, Inc. is a co-defendant in 663 Engle Progeny Cases. The time period for filing Engle Progeny Cases expired in January 2008 and no additional cases may be filed. Some of the Engle Progeny Cases were filed on behalf of multiple class members. Some of the courts hearing the cases filed by multiple class members have severed these suits into separate individual cases. It is possible the remaining suits filed by multiple class members may also be severed into separate individual cases.

West Virginia Individual Personal Injury Cases. In a 1999 administrative order, the West Virginia Supreme Court of Appeals transferred to a single West Virginia court a group of cases brought by individuals who allege cancer or other health effects caused by smoking cigarettes, smoking cigars, or using smokeless tobacco products (the “West Virginia Individual Personal Injury Cases”). The plaintiffs’ claims alleging injury from smoking cigarettes have been consolidated for trial. The plaintiffs’ claims alleging injury from the use of other tobacco products have been severed from the consolidated cigarette claims and have not been consolidated for trial. Lorillard Tobacco is a defendant in each of the West Virginia Individual Personal Injury Cases listed in the above table. Lorillard, Inc. is not a defendant in any of the West Virginia Individual Personal Injury Cases. The time for filing a case that could be consolidated for trial with the West Virginia Individual Personal Injury Cases expired in 2000.

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

Class Action Cases. Class Action Cases are purported to be brought on behalf of large numbers of individuals for damages allegedly caused by smoking. Lorillard Tobacco but not Lorillard, Inc. is a defendant in the Class Action Case listed in the above table. Neither Lorillard Tobacco nor Lorillard, Inc. is a defendant in additional Class Action Cases that are pending against other cigarette manufacturers, including approximately 18 “lights” Class Action Cases and two Class Action Cases that seek court-supervised medical monitoring programs.

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

Filter Cases. Filter Cases are brought by individuals, including former employees of a predecessor of Lorillard Tobacco, who seek damages resulting from their alleged exposure to asbestos fibers that were incorporated into filter material used in one brand of cigarettes manufactured by Lorillard for a limited period of time ending more than 50 years ago. Lorillard Tobacco is a defendant in 44 of the 46 Filter Cases listed in the above table. Lorillard, Inc. is a co-defendant in three of the 44 Filter Cases that are pending against Lorillard Tobacco. Lorillard, Inc. is also a defendant in two additional Filter Cases in which Lorillard Tobacco is not a defendant.

Tobacco-Related Antitrust Cases. Lorillard Tobacco is a defendant in the Tobacco-Related Antitrust Case as set forth in the table above. Lorillard, Inc. is not a defendant in this case. In 2000 and 2001, a number of cases were brought against cigarette manufacturers, including Lorillard Tobacco, alleging that defendants conspired to set the price of cigarettes in violation of federal and state antitrust and unfair business practices statutes. Plaintiffs sought class certification on behalf of persons who purchased cigarettes directly or indirectly from one or more of the defendant cigarette manufacturers. All of the other cases have been either successfully defended or voluntarily dismissed. Another case in this category was brought by a small cigarette manufacturer against a number of states and the cigarette manufacturers, including Lorillard Tobacco, that signed the Master Settlement Agreement (as described herein) with 46 states, the District of Columbia, the Commonwealth of Puerto Rico, Guam, the U.S. Virgin Islands, American Samoa and the Commonwealth of the Northern Mariana Islands. Lorillard, Inc. was not a party to this case. It was alleged that certain provisions of the Master Settlement Agreement violate the antitrust laws. On February 22, 2012, the Court of Appeals for the Sixth Circuit affirmed the judgment of the District Court dismissing the case, and as of October 22, 2012, this case has been successfully dismissed and concluded.

Loss Accrual and Disclosure Policy

Lorillard establishes accruals in accordance with Accounting Standards Codification Topic 450, Contingencies (“ASC 450”), when a material litigation liability is both probable and can be reasonably estimated. There are a number of factors impacting Lorillard’s ability to estimate the possible loss or a range of loss, including the specific facts of each matter; the legal theories proffered by plaintiffs and legal defenses available to Lorillard Tobacco and Lorillard, Inc.; the wide-ranging outcomes reached in similar cases; differing procedural and substantive laws in the various jurisdictions in which lawsuits have been filed, including whether punitive damages may be pursued or are permissible; the degree of specificity in a plaintiff’s complaint; the history of the case and whether discovery has been completed; plaintiffs’ history of use of Lorillard Tobacco’s cigarettes relative to those of the other defendants; the attribution of damages, if any, among multiple defendants; the application of contributory and/or comparative negligence to the allocation of damage awards among plaintiffs and defendants; the likelihood of settlements for de minimis amounts prior to trial; the likelihood of success at trial; the likelihood of success on appeal; and the impact of current and pending state and federal appellate decisions. It has been Lorillard’s experience and is its continued expectation that the above complexities and uncertainties will not be clarified until the late stages of litigation. For those reasonably possible loss contingencies for which an estimate of the possible loss or range of loss cannot be made, Lorillard discloses the nature of the litigation and any developments as appropriate.

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

Tobacco-Related Product Liability Litigation

Conventional Product Liability Cases

Since January 1, 2010, verdicts have been returned in eight Conventional Product Liability Cases against cigarette manufacturers. Lorillard Tobacco was the only defendant in one of these eight trials, Evans v. Lorillard Tobacco Company (Superior Court, Suffolk County, Massachusetts). In December 2010, the jury in Evans awarded $50 million in compensatory damages to the estate of a deceased smoker, $21 million in damages to the deceased smoker’s son, and $81 million in punitive damages. In September 2011, the court granted in part Lorillard Tobacco’s motion to reduce the jury’s damages awards and reduced the verdicts to the deceased smoker to $25 million and to the deceased smoker’s son to $10 million. The court did not reduce the punitive damages verdict, and it denied the other motions Lorillard Tobacco filed following trial that contested the jury’s verdict. In September 2011, the court also issued an order that addressed the single claim that was not submitted to the jury. While the court made certain findings that were favorable to the plaintiffs, it did not award additional damages to the plaintiffs on this final claim. The court has denied the various motions filed by Lorillard Tobacco following the entry of the order on the claim that was not submitted to the jury. In September 2011, the court entered a judgment that reflected the jury’s damages awards and the court’s reductions following trial. The judgment awarded plaintiffs interest on each of the three damages awards at the rate of 12% per year from the date the case was filed in 2004. Interest on the three awards will continue to accrue until either the judgment is paid or is vacated on appeal. The judgment permitted plaintiff’s counsel to request an award of attorneys’ fees and costs. In November 2011, the court granted in part plaintiff’s counsel’s application for attorneys’ fees and costs and has awarded approximately $2.4 million in fees and approximately $225,000 in costs. The court entered a final judgment that incorporated the amounts of the verdicts, as reduced by the trial court, the awards of interest, and the awards of attorneys’ fees and costs. Lorillard Tobacco has noticed an appeal from the final judgment to the Massachusetts Appeals Court. In March 2012, plaintiff’s application for direct appellate review was granted, transferring the appeal to the Massachusetts Supreme Judicial Court. Arguments are scheduled to be heard in December 2012.

Neither Lorillard Tobacco nor Lorillard, Inc. was a defendant in the seven other trials since January 1, 2010. Juries found in favor of the plaintiffs and awarded compensatory damages in two of these trials. Plaintiff in one of the two cases was awarded $4.0 million in punitive damages. Defendants’ appeals of these verdicts are pending. The plaintiff in another case was awarded $25 million in punitive damages in a retrial ordered by an appellate court in which the jury was permitted to consider only the amount of punitive damages to award. Defendants have appealed that verdict. Juries found in favor of the defendants in the four other trials. Two of these four cases have concluded because the plaintiffs did not pursue appeals. Plaintiff in the third case has noticed an appeal, and the plaintiff in the fourth case has filed a post-trial motion for a new trial. As of October 22, 2012 the trial court has not ruled on this motion.

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

As of October 22, 2012, one Conventional Product Liability case was scheduled for trial in 2012. Neither Lorillard Tobacco nor Lorillard Inc. is a defendant in that case. Some cases are scheduled for trial in 2013. As of October 22, 2012, Lorillard Tobacco is a defendant in two of these cases. Lorillard, Inc. is not a defendant in any of these cases. Trial dates are subject to change.

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

Engle Progeny Cases are pending in various Florida state and federal courts. Some of the Engle Progeny Cases were filed on behalf of multiple plaintiffs. Various courts have entered orders severing the cases filed by multiple plaintiffs into separate actions. In 2009, one Florida federal court entered orders that severed the claims of approximately 4,400 Engle Progeny plaintiffs, initially asserted in a small number of multi-plaintiff actions, into separate lawsuits. In some cases, spouses or children of alleged former class members have also brought derivative claims. In 2011, approximately 500 cases that were among the 4,400 cases severed into separate lawsuits in 2009, filed by family members of alleged former class members, were combined with the cases filed by the smoker from which the family members’ claims purportedly derived. In August 2012, the United States District Court for the Middle District of Florida ordered the parties to submit approximately 600 Engle cases to mediation. These cases are scheduled to be mediated in groups starting in November 2012 through May 2013.

Since January 2010 and through October 22, 2012, the United States District Court for the Middle District of Florida has dismissed a total of approximately 1,980 cases. In some instances, the plaintiffs whose cases were dismissed also were pursuing cases pending in other courts. In other instances, the attorneys who represented the plaintiffs asked the court to enter dismissal orders because they were no longer able to contact their clients. In September 2012, the Court dismissed approximately 589 cases for failure to comply with court deadlines and granted a motion that dismissed 211 additional cases for a variety of reasons. Other courts, including state courts, have entered orders dismissing additional cases.

Various intermediate Florida appellate courts have issued rulings that address whether plaintiffs in the Engle Progeny Cases are entitled to rely on a number of the jury’s findings in favor of the plaintiffs in the first phase of the Engle trial. In December 2010, the Florida First District Court of Appeal ruled that the trial court correctly construed the Florida Supreme Court’s 2006 decision and that it properly instructed the jury on the preclusive effect of certain of the Engle jury’s findings in an appeal from a verdict in which the plaintiff was awarded damages. Since that decision, the Florida First District Court of Appeal has affirmed six other verdicts in which the plaintiff was awarded damages, three in 2011 and three in 2012. Defendants in the first four of these cases were denied review by the Florida Supreme Court in July 2011 and subsequent petitions for review by the U.S. Supreme Court were denied in March 2012. Defendants in the fifth case have filed a petition for review by the U.S. Supreme Court. As of October 22,

2012, the U.S. Supreme Court had not announced whether it would grant review of this case. The judgment in the sixth case has been satisfied and that case is concluded. The Florida Fourth District Court of Appeals has affirmed judgments entered in favor of the plaintiffs in five cases, one in 2011 and four in 2012, but it had a different interpretation of the effect of the 2006 decision on plaintiffs’ claims. Defendants in two of these cases are seeking review by the Florida Supreme Court. As of October 22, 2012, the Florida Supreme Court had not announced whether it would grant review of these cases. In March 2012, the Florida Second District Court of Appeal affirmed the final judgment in another case, however the appeals court certified to the Florida Supreme Court the question of whether reliance on the findings in the first phase of the Engle trial violates the tobacco companies’ due process rights. In May 2012, the Florida Supreme Court announced that it would grant review of this case, and arguments were heard in September 2012. Also in September 2012, the Florida Fifth District Court of Appeal affirmed a judgment in which damages were awarded but did not issue a written opinion as to the preclusive effect of the Engle findings.

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

Various courts, including appellate courts, have issued rulings that have addressed the conduct of the cases prior to trial. One intermediate state appellate court ruled in 2011 that plaintiffs are permitted to assert a claim against a cigarette manufacturer even if the smoker did not smoke a brand sold by that manufacturer. Defendants’ petition for review of this decision by the Florida Supreme Court was denied in August 2012. In March 2012, another intermediate state appellate court agreed with the 2011 ruling and reversed dismissals in a group of cases. Defendants in these cases are also seeking review by the Florida Supreme Court. The Florida Supreme Court had announced that it would defer decision on whether to accept review of these cases until it decided whether to review the 2011 decision. As of October 22, 2012, the Florida Supreme Court had not announced whether it would grant review of these cases. These rulings may limit the ability of the defendants, including Lorillard Tobacco and Lorillard, Inc., to be dismissed from cases in which smokers did not use a cigarette manufactured by Lorillard Tobacco.

As of October 22, 2012, Lorillard Tobacco and Lorillard, Inc. were not defendants in any Engle Progeny Cases that have been placed on courts’ remaining 2012 trial calendars. Lorillard Tobacco and Lorillard, Inc. are defendants in Engle Progeny Cases that have been placed on courts’ 2013 trial calendars or in which specific trial dates have been set. Trial schedules are subject to change and it is not possible to predict how many of the cases pending against Lorillard Tobacco or Lorillard, Inc. will be tried in 2012 and 2013. It also is not possible to predict whether some courts will implement procedures that consolidate multiple Engle Progeny Cases for trial.

As of October 22, 2012, trial was not underway in any Engle Progeny Case in which Lorillard Tobacco is a defendant.

As of October 22, 2012, verdicts had been returned in nine Engle Progeny Cases in which Lorillard Tobacco was a defendant. Lorillard, Inc. was not a defendant in any of these nine cases. Juries awarded compensatory damages to the plaintiffs in seven of these cases. In three of the seven cases in which juries awarded compensatory damages, plaintiffs were awarded punitive damages from Lorillard Tobacco. In another case, the court entered an order following trial that awarded plaintiff compensatory damages. The nine cases are listed below in the order in which the verdicts were returned:

•

In Rohr v. R.J. Reynolds Tobacco Company, et al. (Circuit Court, Broward County, Florida), a jury returned a verdict in favor of the defendants, including Lorillard Tobacco. Plaintiff in Rohr did not pursue an appeal and the case is concluded.

•

In Mrozek v. Lorillard Tobacco Company (Circuit Court, Fourth Judicial Circuit, Duval County, Florida), the jury awarded plaintiffs a total of $6 million in compensatory damages and $11.3 million in punitive damages. The jury apportioned 35% of the fault for the smoker’s injuries to the smoker and 65% to Lorillard Tobacco. The final judgment entered by the trial court reflected the jury’s verdict and awarded plaintiff $3,900,588 in compensatory damages and $11,300,000 in punitive damages plus 6% annual interest. Lorillard Tobacco has noticed an appeal to the Florida First District Court of Appeal. As of October 22, 2012, the trial court had not ruled on plaintiff’s motion for costs and attorneys’ fees. A motion filed by Lorillard Tobacco to disqualify the trial judge based on comments he made in another Engle Progeny trial was denied in July 2012. Lorillard Tobacco has filed a petition requesting that the Florida First District Court of Appeal review the order denying the motion to disqualify the trial judge. As of October 22, 2012, the Florida First District Court of Appeal had not decided whether it would grant the petition.

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

•

In Sury v. R.J. Reynolds Tobacco Company, et al. (Circuit Court, Duval County, Florida), the jury awarded plaintiff $1,000,000 in compensatory damages and assessed 60% of the responsibility for the decedent’s injuries to the decedent, 20% to Lorillard Tobacco and 20% to R.J. Reynolds. The jury returned a verdict for the defendants regarding whether punitive damages were warranted. In March 2012, the court entered a final judgment against defendants in the amount of $1,000,000 plus 4.75% annual interest, declining to apply the jury’s comparative fault findings to causes of action alleging intentional conduct. Defendants have noticed an appeal to the Florida First District Court of Appeal from the final judgment that awarded compensatory damages to the plaintiff. The trial court granted plaintiff’s application for attorneys’ fees and costs but, as of October 22, 2012, it had not awarded an amount.

•

In Alexander v. Lorillard Tobacco Company, et al. (Circuit Court, Eleventh Judicial Circuit, Miami-Dade County, Florida), the jury awarded plaintiff $20,000,000 in compensatory damages and $25,000,000 in punitive damages. Lorillard Tobacco is the only defendant in this case. The jury apportioned 20% of the fault for the smoker’s injuries to the smoker and 80% to Lorillard Tobacco. In March 2012, the court entered a final judgment that applied the jury’s comparative fault determination to the court’s award of compensatory damages, awarding the plaintiff $16,000,000 in compensatory damages and $25,000,000 in punitive damages from Lorillard Tobacco. In May 2012, the court granted a motion by Lorillard Tobacco to lower the amount of compensatory damages and reduced the amount awarded to $10,000,000 from Lorillard Tobacco. Other post-trial motions challenging the verdict were denied. The court entered an amended final judgment that applied the jury’s comparative fault determination to the court’s award of compensatory damages, awarding the plaintiff $8,000,000 in compensatory damages and $25,000,000 in punitive damages, plus the statutory rate of interest. Lorillard Tobacco has noticed an appeal from the amended final judgment to the Florida Third District Court of Appeal. Plaintiff filed a motion for attorneys’ fees and costs. In September 2012, an agreement was reached between the parties as to the amount of costs and attorneys’ fees incurred.

•

In Calloway v. R.J. Reynolds Tobacco Company, et al. (Circuit Court, Seventeenth Judicial Circuit, Broward County, Florida), the jury awarded plaintiff and a daughter of the decedent a total of $20,500,000 in compensatory damages. The jury apportioned 20.5% of the fault for the smoker’s injuries to the smoker, 27% to R.J. Reynolds, 25% to Philip Morris, 18% to Lorillard Tobacco, and 9.5% to Liggett. The jury awarded $12,600,000 in punitive damages from Lorillard Tobacco and $42,250,000 from the other defendants, for a total punitive damages award of $54,850,000. In August 2012, the court granted a post-trial motion by the defendants and lowered the compensatory damages award to $16,100,000. The court also ruled that the jury’s finding on the plaintiff’s percentage of comparative fault would not be applied to reduce the compensatory damage award because the jury found in favor of the plaintiff on her claims alleging intentional conduct. In August 2012, the court entered final judgment against defendants in the amount of $16,100,000 in compensatory damages and $54,850,000 in punitive damages, plus the statutory rate of interest, which is currently 4.75%. Lorillard Tobacco is liable for $12,600,000 of the total punitive damages award. The final judgment also granted plaintiff’s application for costs and attorneys’ fees, but as of October 22, 2012, the trial court had not awarded an amount. Defendants have noticed an appeal from the final judgment to the Florida Fourth District Court of Appeal.

As of October 22, 2012, trial was underway in one Engle Progeny Case involving defendants other than Lorillard Tobacco or Lorillard, Inc.: the case of Lock v. Philip Morris USA, Inc., et al. (Circuit Court, Pinellas County, Florida).

As of October 22, 2012, verdicts have been returned in 65 Engle Progeny Cases since the Florida Supreme Court issued its 2006 ruling that permitted members of the Engle class to bring individual lawsuits in which neither Lorillard Tobacco nor Lorillard, Inc. was a defendant at trial. Juries awarded compensatory damages and punitive damages in 24 of the trials. The 24 punitive damages awards have totaled approximately $625 million and have ranged from $20,000 to $244 million. In 16 of the trials, juries’ awards were limited to compensatory damages. In the 25 remaining trials, juries found in favor of the defendants.

With the exception of the Sulcer case discussed above, defendants had filed, or were expected to file, challenges to each of the verdicts in which plaintiffs were awarded damages as of October 22, 2012. These challenges were pending before various courts and were in various stages as of October 22, 2012. In some of the trials decided in defendants’ favor, plaintiffs have filed motions challenging the verdicts. As of October 22, 2012, none of these motions had resulted in rulings in favor of the plaintiffs.

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

In June 2009, Florida amended the security requirements for a stay of execution of any judgment during the pendency of appeal in Engle Progeny Cases. The amended statute provides for the amount of security for individual Engle Progeny Cases to vary within prescribed limits based on the number of adverse judgments that are pending on appeal at a given time. The required security decreases as the number of appeals increases to ensure that the total security posted or deposited does not exceed $200 million in the aggregate. This amended statute applies to all judgments entered on or after June 16, 2009. The plaintiffs in some of the cases have challenged the constitutionality of the amended statute. As of October 22, 2012, none of these motions had been granted and courts either denied these challenges or rulings have not been issued. In January 2012, the Florida Supreme Court agreed to review one of the orders denying a challenge to the amended statute. In August 2012, the Florida Supreme Court dismissed the appeal as moot because the defendant had satisfied the judgment.

West Virginia Individual Personal Injury Cases

The West Virginia Individual Personal Injury Cases (the “IPIC Cases”) are brought in a single West Virginia court by individuals who allege cancer or other health effects caused by smoking cigarettes, smoking cigars, or using smokeless tobacco products. Approximately 600 IPIC Cases are pending. Most of the pending cases have been consolidated for trial. The order that consolidated the cases for trial, among other things, also limited the consolidation to those cases that were filed by September 2000. No additional IPIC Cases may be consolidated for trial with this group. The court has entered a trial plan for the IPIC Cases that calls for a multi-phase trial. The first phase of trial began in October 2011 but the court ordered a mistrial in November 2011. The first phase of the consolidated trial is scheduled to begin April 15, 2013.

In September 2000, there were approximately 1,250 IPIC Cases, and Lorillard Tobacco was named in all but a few of them. Plaintiffs in most of the cases alleged injuries from smoking cigarettes, and the claims alleging injury from smoking cigarettes have been consolidated for a multi-phase trial. Approximately 645 IPIC Cases have been dismissed in their entirety. Lorillard Tobacco has been dismissed from approximately 565 additional IPIC Cases because those plaintiffs did not submit evidence that they used a Lorillard Tobacco product. These additional IPIC Cases remain pending against other cigarette manufacturers and some or all of the dismissals of Lorillard Tobacco could be contested in subsequent appeals. As of October 22, 2012, Lorillard Tobacco is a defendant in 31 of the pending IPIC Cases. Lorillard, Inc. was not a defendant in any of the IPIC Cases.

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

As of October 22, 2012, the Severed IPIC Claims and the Severed IPIC Cases were not subject to a trial plan. None of the Severed IPIC Claims or the Severed IPIC Cases was scheduled for trial as of October 22, 2012. Trial dates are subject to change.

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

As of October 22, 2012, none of the Flight Attendant Cases were scheduled for trial. Trial dates are subject to change.

Class Action Cases

Lorillard Tobacco but not Lorillard Inc. is a defendant in the one pending Class Action Case, in which plaintiffs seek class certification on behalf of groups of cigarette smokers, or the estates of deceased cigarette smokers, who reside in West Virginia.

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

Counsel for the certified class had filed a motion for attorneys’ fees, for costs and expenses, and for an award to the class representatives. In May 2012, an agreement was reached among all parties that released all claims against the defendants for attorneys’ fees and costs, and provided that class counsel would seek a fee only from the fund awarded to the class.

Other Class Action Cases. In another Class Action Case that had been pending against Lorillard Tobacco, Brown v. The American Tobacco Company, Inc., et al. (Superior Court, San Diego County, California, filed June 10,

1997), the California Supreme Court in 2009 vacated an order that had previously decertified a class and returned Brown to the trial court for further activity. The class in Brown is composed of residents of California who smoked at least one of defendants’ cigarettes between June 10, 1993 and April 23, 2001 and who were exposed to defendants’ marketing and advertising activities in California. The trial court has permitted plaintiffs to assert claims based on the alleged misrepresentation, concealment and fraudulent marketing of “light” or “ultra-light” cigarettes. In May 2012, the court ruled on separate motions by the defendants to decertify the class and to determine the suitability of currently named plaintiffs to represent the class. The court found that the class action could proceed as to the “light” claims, but that only one of the currently named plaintiffs was suitable to represent the class. Lorillard, Inc. was not a defendant in Brown. In September 2012, the court entered an order that dismissed Lorillard Tobacco from this case.

“Lights” Class Action Cases. Neither Lorillard Tobacco nor Lorillard, Inc. is a defendant in another approximately 18 Class Action Cases in which plaintiffs’ claims are based on the allegedly fraudulent marketing of “light” or “ultra-light” cigarettes. Classes have been certified in some of these cases. In one of these cases, Craft v. Philip Morris USA (Circuit Court, City of St. Louis, Missouri, filed February 29, 2000), trial began in September 2011. In November 2011, the court ordered a mistrial when the jury was unable to reach a verdict. Retrial has been scheduled for January 2013. In another of the “lights” Class Action Cases, Good v. Altria Group, Inc., et al., the U.S. Supreme Court ruled in December 2008 that neither the Federal Cigarette Labeling and Advertising Act nor the Federal Trade Commission’s regulation of cigarettes’ tar and nicotine disclosures preempts (or bars) some of plaintiffs’ claims. In 2009, the Judicial Panel on Multidistrict Litigation consolidated various federal court “lights” Class Action Cases pending against Philip Morris USA or Altria Group and transferred those cases to the U.S. District Court of Maine (the “MDL cases”). The court denied plaintiffs’ motion for class certification filed in four of the MDL Cases, and a federal appellate court declined to review the class certification order. Following the appellate court’s ruling, plaintiffs dismissed thirteen of the MDL Cases, including Good v. Altria Group, Inc., et al. In April, 2012, the Judicial Panel on Multidistrict Litigation entered an order transferring the four MDL cases that remained pending to the courts in which each originated.

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

The final judgment and remedial order has not yet been fully implemented. Following trial, the final judgment and remedial order was stayed because the defendants, the government and several intervenors noticed appeals to the Circuit Court of Appeals for the District of Columbia. In May 2009, a three judge panel upheld substantially all of the District Court’s final judgment and remedial order. In September 2009, the Court of Appeals denied defendants’ rehearing petitions as well as their motion to vacate those statements in the appellate ruling that address defendants’ marketing of “low tar” or “lights” cigarettes, to vacate those parts of the trial court’s judgment on that issue, and to remand the case with instructions to deny as moot the government’s allegations and requested relief regarding “lights” cigarettes. The Court of Appeals stayed its order that formally relinquished jurisdiction of defendants’ appeal pending the disposition of the petitions for writ of certiorari to the U.S. Supreme Court that were noticed by the defendants, the government and the intervenors. In June 2010, the U.S. Supreme Court denied all of the petitions for writ of certiorari. The case has been returned to the trial court for implementation of the Court of Appeals’ directions in its 2009 ruling and for entry of an amended final judgment. As of October 22, 2012, the parties had submitted briefs regarding the issues that were remanded, and the court had not entered an amended final judgment. Following remand, the defendants filed a motion asserting that the 2009 Family Smoking Prevention and Tobacco Control Act had, in whole or in part, extinguished the court’s jurisdiction. In the alternative, defendants urged the court not to order any injunctive remedy in deference to the regulatory authority recently extended to the Food and Drug Administration. The trial court denied this motion in June 2011, and defendants noticed an appeal to the U.S. Court of Appeals for the District of Columbia Circuit. On July 27, 2012, the appellate court affirmed the district court’s ruling, permitting the case to proceed. The defendants have not sought further review of that decision. The government filed a motion following remand requesting clarification of the extent of the defendants’ obligation to make disclosures of disaggregated marketing data and the use the government can make of that data. The trial court granted that motion in April, 2011, holding that the defendants must provide a broad range of data for the ten-year period beginning July 29, 2010, and that the Department of Justice may share that data with other governmental agencies, subject to the confidentiality requirements previously imposed by the trial court. The defendants noticed an appeal from this order to the U.S. Court of Appeals for the District of Columbia Circuit. On July 27, 2012, the appellate court dismissed the appeal for lack of jurisdiction. The defendants have not sought further review of that decision.

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

The State Settlement Agreements provide that the agreements are not admissions, concessions or evidence of any liability or wrongdoing on the part of any party, and were entered into by the Original Participating Manufacturers to avoid the further expense, inconvenience, burden and uncertainty of litigation. Lorillard recorded pretax charges for its obligations under the State Settlement Agreements of $343 million and $1,045 million for the three and nine months ended September 30, 2012, respectively, and $341 million and $1,013 million for the three and nine months ended September 30, 2011, respectively. Lorillard’s portion of ongoing adjusted settlement payments and legal fees is based on its share of domestic cigarette shipments in the year preceding that in which the payment is due. Accordingly, Lorillard records its portions of ongoing adjusted settlement payments as part of cost of manufactured products sold as the related sales occur.

The State Settlement Agreements require that the domestic tobacco industry make annual payments of $10.4 billion, subject to adjustment for several factors, including inflation, market share and industry volume. In addition, the domestic tobacco industry is required to pay settling plaintiffs’ attorneys’ fees, subject to an annual cap of $500 million, and was required to pay an additional amount of up to $125 million in each year through 2008. These payment obligations are the several and not joint obligations of each settling defendant. The State Settlement

Agreements also include provisions relating to significant advertising and marketing restrictions, public disclosure of certain industry documents, limitations on challenges to tobacco control and underage use laws, and other provisions.

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

In addition, in connection with the MSA, the Original Participating Manufacturers entered into an agreement to establish a $5.2 billion trust fund payable between 1999 and 2010 to compensate the tobacco growing communities in 14 states (the “Trust”). Payments to the Trust ended in 2005 as a result of an assessment imposed under a federal law, enacted in 2004, repealing the federal supply management program for tobacco growers. Under the law, tobacco quota holders and growers will be compensated over 10 years with payments totaling $10.1 billion, funded by an assessment on tobacco manufacturers and importers. Payments under the law to qualifying tobacco quota holders and growers commenced in 2005.

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

Filter Cases

In addition to the above, claims have been brought against Lorillard Tobacco and Lorillard, Inc. by individuals who seek damages resulting from their alleged exposure to asbestos fibers that were incorporated into filter material used in one brand of cigarettes manufactured by a predecessor to Lorillard Tobacco for a limited period of time ending more than 50 years ago. As of October 22, 2012, Lorillard Tobacco was a defendant in 44 Filter Cases. Lorillard, Inc. was a defendant in five Filter Cases, including three that also name Lorillard Tobacco. Since January 1, 2010, Lorillard Tobacco has paid, or has reached agreement to pay, a total of approximately $25 million in settlements to finally resolve 107 claims, including the Lenney case, discussed below. The related expense was recorded in selling, general and administrative expenses on the consolidated statements of income. Since January 1, 2010, verdicts have been returned in the following three Filter Cases: Lenney v. Armstrong International, Inc., et al., tried in the Superior Court of California, San Francisco County, McGuire v. Lorillard Tobacco Company and Hollingsworth & Vose Company, tried in the Circuit Court, Division Four, of Jefferson County, Kentucky, and Couscouris v. Hatch Grinding Wheels, et al., tried in the Superior Court of the State of California, Los Angeles. In the Lenney trial, the jury found in favor of the plaintiffs as to their claims for compensatory damages and damages for loss of consortium, but it determined that plaintiffs were not entitled to an award of punitive damages from Lorillard Tobacco or Hollingsworth & Vose. Pursuant to the terms of a 1952 agreement between P. Lorillard Company and H&V Specialties Co., Inc. (the manufacturer of the filter material), Lorillard Tobacco is required to indemnify Hollingsworth & Vose for legal fees, expenses, judgments and resolutions in cases and claims alleging injury from finished products sold by P. Lorillard Company that contained the filter material. The final judgment entered by the trial court awarded plaintiffs a total of approximately $1.1 million in compensatory damages, damages for loss of consortium and costs from Lorillard Tobacco and Hollingsworth & Vose. Lorillard Tobacco and Hollingsworth & Vose noticed an appeal to the California Court of Appeals. In 2012, Lorillard Tobacco reached agreement with the plaintiffs to resolve plaintiffs’ pending claims, and any claims they might assert in the future, for an amount that is included in the above total for settlements reached since January 1, 2010. The jury in the McGuire case returned a verdict for Lorillard Tobacco and Hollingsworth & Vose, and the Court entered final judgment in May 2012. Plaintiff has noticed an appeal to the Kentucky Court of Appeals. On October 4, 2012, the jury in the Couscouris case returned a verdict for Lorillard Tobacco and Hollingsworth & Vose, but the court had not entered final judgment as of October 22, 2012. As of October 22, 2012, eighteen Filter Cases were scheduled for trial or have been placed on courts’ trial calendars. Trial dates are subject to change.

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

MSA-Related Antitrust Suit

In October 2008, Lorillard Tobacco was named as a defendant in an action filed in the Western District of Kentucky, Vibo Corporation, Inc. d/b/a/ General Tobacco v. Conway, et al. The suit alleges that the named defendants, which include 52 state and territorial attorneys general and 19 tobacco manufacturers, violated the federal Sherman Antitrust Act of 1890 (the “Sherman Act”) by entering into and participating in the MSA. The plaintiff alleges that MSA participants, such as itself, that were not in existence when the MSA was executed in 1998 but subsequently became participants, are unlawfully required to pay significantly more sums to the states than companies that joined the MSA within 90 days after its execution. In addition to the Sherman Act claim, plaintiff has raised a number of constitutional claims against the states. Plaintiff seeks a declaratory judgment in its favor on all claims, an injunction against the continued enforcement of the MSA, treble damages against the tobacco manufacturer defendants, including Lorillard Tobacco, and damages and injunctive relief against the states, including contract recession and restitution. In December 2008, the court dismissed the complaint against all defendants, including Lorillard Tobacco. The court entered its final judgment dismissing the suit in January 2010. Thereafter, the plaintiff appealed to the federal Court of Appeals for the Sixth Circuit. On February 22, 2012, the dismissal of the suit was affirmed by the Court of Appeals for the Sixth Circuit. The time period for the plaintiff to file a petition for certiorari to the U.S. Supreme Court expired. Accordingly, this suit has been successfully dismissed and concluded.

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

Loews is a defendant in three pending product liability cases, each of which are purported Class Action Cases. Pursuant to the Separation Agreement, Lorillard is required to indemnify Loews for the amount of any losses and any legal or other fees with respect to such cases.

Other Litigation

Lorillard is also party to other litigation arising in the ordinary course of business. The outcome of this other litigation will not, in the opinion of management, materially affect Lorillard’s results of operations or equity.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our historical consolidated financial statements and the notes related to those financial statements included in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 (the “Form 10-Q”). In addition to historical information, the following discussion contains forward-looking statements based on current expectations that involve risks and uncertainties. Investors are cautioned not to place undue reliance on these forward-looking statements. Statements preceded by, followed by or that otherwise include the words “believe,” “expect,” “anticipate,” “intend,” “project,” “estimate,” “plan,” “may increase,” “may fluctuate” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” “may” and “could” are generally forward-looking in nature and are not historical facts. Actual results and the timing of certain events may differ significantly from those projected in such forward-looking statements due to a number of factors, including those risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2011 (the “Form 10-K”) and those risk factors set forth in “Business Environment” below, in Part II, “Item 1A. Risk Factors” and elsewhere in this Form 10-Q. Except for our ongoing obligations to disclose material information under the federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events unless required by law. For any forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States (“GAAP”).

The terms “Lorillard,” “we,” “our” and “us” refer to Lorillard, Inc., a Delaware corporation, and its subsidiaries. The terms “Lorillard, Inc.” and the “Company” refer solely to the parent company and “Lorillard Tobacco” refers solely to Lorillard Tobacco Company, the principal subsidiary of Lorillard, Inc.

Overview

Lorillard, Inc. (NYSE: LO), through its Lorillard Tobacco Company subsidiary, is the third largest manufacturer of cigarettes in the United States. Founded in 1760, Lorillard is the oldest continuously operating tobacco company in the United States. Newport, our flagship premium cigarette brand, is the top selling menthol and second largest selling cigarette brand overall in the United States based on gross units sold in the first nine months of 2012 and in the full year 2011. In addition to the Newport brand, our product line has four additional cigarette brand families marketed under the Kent, True, Maverick and Old Gold brand names. These five cigarette brands include 39 different product offerings which vary in price, taste, flavor, length and packaging. In the United States and certain U.S. possessions and territories, we shipped 30.1 billion cigarettes in the first nine months of 2012 and 40.7 billion cigarettes for the full year 2011. Lorillard, through its LOEC, Inc. subsidiary, is also the leading electronic cigarette company in the U.S., marketed under the blu eCigs brand following its acquisition of blu eCigs and other assets used in the manufacture, distribution, development, research, marketing, advertising, sale and service of electronic cigarettes on April 24, 2012. Newport, Kent, True, Maverick, Old Gold and blu eCigs are the registered trademarks of Lorillard and its subsidiaries. We sold our major trademarks outside of the United States in 1977. We maintain our headquarters and manufacture all of our traditional cigarette products at our Greensboro, North Carolina facilities.

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

•

The domestic cigarette market, in which we conduct our only significant business, continues to contract. As a result of price increases, restrictions on advertising, promotions and smoking in public and private facilities, increases in regulation and excise taxes, health concerns, a decline in the social acceptability of smoking, increased pressure from anti-tobacco groups and other factors, domestic cigarette shipments have decreased at a compound rate of approximately 3.8% from the twelve months ended September 30, 2002 through the twelve months ended September 30, 2012.

•

Increases in cigarette prices since 1998 have led to an increase in the volume of discount and, specifically, deep discount cigarettes. Cigarette price increases have been driven by increases in federal, state and local excise taxes and by manufacturer price increases. Price increases have led, and continue to lead, to high levels of discounting and other promotional activities for premium brands. Deep discount brands have grown from an estimated domestic shipment share in 1998 of less than 2.0% to an estimated share of 14.2% for the three months ended September 30, 2012, and continue to be a significant competitive factor in the domestic cigarette market. We do not have sufficient empirical data to determine whether the increased price of cigarettes has deterred consumers from starting to smoke or encouraged them to quit smoking, but it is likely that increased prices may have had an adverse effect on consumption and may continue to do so.

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

•

In August 2009, we, along with RJR Tobacco, other tobacco manufacturers and a tobacco retailer, filed a lawsuit in the U.S. District Court for the Western District of Kentucky against the FDA challenging the constitutionality of certain restrictions on speech included in the FSPTCA. These restrictions on speech include, among others, bans on the use of color and graphics in certain tobacco product advertising, limits on the right to make truthful statements regarding modified risk tobacco products, a prohibition on making certain statements about the FDA’s regulation of tobacco products, restrictions on the placement of outdoor advertising, a ban on certain promotions offering gifts in consideration for the purchase of tobacco products (e.g., continuity programs), a ban on brand name sponsorship of events and the sale of brand name merchandise, and a ban on the distribution of product samples. The suit also challenges the law’s requirement for extensive graphic warning labels on all packaging and advertising. The complaint seeks a judgment (i) declaring that such provisions of the law violate the First and/or Fifth Amendments of the U.S. Constitution and (ii) enjoining the FDA from enforcing the unconstitutional provisions of the law. On January 4, 2010, the district court issued an order (a) striking down the provisions of the law that (i) banned the use of color and graphics in certain tobacco product advertising and (ii) prohibited tobacco manufacturers from making certain statements about the FDA’s regulation of tobacco products and (b) upholding the remaining challenged advertising provisions. Both sides have appealed the district court’s ruling to the Sixth Circuit Court of Appeals, and the appeal has been fully briefed and argued. On March 19, 2012, the Sixth Circuit issued an opinion (i) affirming the decision of the district court upholding certain of the FSPTCA’s restrictions on marketing tobacco products (but reversing as to the restriction on continuity programs); (ii) affirming the district court’s grant of summary judgment to the tobacco companies concerning the Act’s ban of the use of color and graphics in certain tobacco advertising ; and (iii) affirming the lower court’s decision to uphold the constitutionality of the color graphic and non-graphic warning label requirements.

•

In February 2011, we, along with RJR Tobacco, filed a lawsuit in the U.S. District Court for the District of Columbia against the FDA challenging the composition of the TPSAC because of the FDA’s appointment of certain voting members with significant financial conflicts of interest. We believe these members are financially biased because they regularly testify as expert witnesses against tobacco-product manufacturers, and because they are paid consultants for pharmaceutical companies that develop and market smoking-cessation products. The suit similarly challenges the presence of certain conflicted individuals on the Constituents Subcommittee of the TPSAC. The complaint seeks a judgment (i) declaring that, among other things, the appointment of the conflicted individuals to the TPSAC (and its Constituents Subcommittee) was arbitrary, capricious, an abuse of discretion, and otherwise not in compliance with the law because it prevented the TPSAC from preparing a report that was unbiased and untainted by conflicts of interest, and (ii) enjoining the FDA from, among other things, relying on the TPSAC’s report. The FDA filed a motion to dismiss this action and the parties briefed the issue with a hearing held on February 14, 2012. On August 1, 2012, the court denied the FDA’s motion to dismiss. On October 12, 2012, the FDA filed its answer to the amended complaint and the case will proceed before the U.S. District Court for the District of Columbia.

•

In August 2011, we, along with RJR Tobacco and several other tobacco manufacturers, filed a lawsuit in the U.S. District Court for the District of Columbia against the FDA challenging the constitutionality of certain regulations requiring specific graphic warning labels on all packaging and advertising. The Complaint seeks a judgment (i) declaring that the regulations violate the First Amendment; (ii) declaring that the regulations violate various provisions of the Administrative Procedure Act; (iii) declaring that the textual and graphic warnings required under the FSPTCA shall become effective 15 months after the FDA issues regulations that are permissible under the U.S. Constitution and federal law; and (iv) preliminarily and permanently enjoining enforcement of the regulations. Plaintiffs moved for a preliminary injunction, and after full briefing and oral argument, the district court granted plaintiffs’ motion. Plaintiffs also moved in the district court for summary judgment in their favor and after full briefing and oral argument, the district court granted that motion too. The FDA appealed both decisions to the D.C. Circuit Court of Appeals, which consolidated the appeals and heard oral argument on April 10, 2012. On August 24, 2012, the D.C. Circuit Court of Appeals affirmed the lower court’s judgment that the graphic warnings were unconstitutional, vacated the regulations and remanded them to the FDA. On October 9, 2012, the FDA filed a motion with the Court of Appeals for rehearing or rehearing en banc. As of October 22, 2012, the court had not ruled on this motion.

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

•

Substantial federal, state and local excise taxes are reflected in the retail price of cigarettes. For the nine months ended September 30, 2012, the federal excise tax was $1.0066 per pack and combined state and local excise taxes ranged from $0.17 to $5.85 per pack. For the nine months ended September 30, 2012, there were two state excise tax increases implemented ranging from $0.04 to $1.00 per pack. On June 21, 2010, New York state legislature approved a $1.60 per pack state excise tax increase that was implemented on July 1, 2010. The federal excise tax on cigarettes increased by $0.6166 per pack to $1.0066 per pack, effective April 1, 2009, to finance health insurance for children. It is likely that increases in excise and similar taxes have had an adverse impact on sales of cigarettes and that the most recent increase and future increases, the extent of which cannot be predicted, could result in further volume declines for the cigarette industry, including us, and an increased sales shift toward deep discount cigarettes rather than premium brands. In addition, we and other cigarette manufacturers and importers are required to pay an assessment under a federal law designed to fund payments to tobacco quota holders and growers and are required to pay an annual user fee to the FDA.

•

The domestic market for cigarettes is highly competitive. Competition is primarily based on a brand’s taste; quality; price, including the level of discounting and other promotional activities which have become more intense in 2012; positioning; consumer loyalty; and retail display. Our principal competitors are the two other major U.S. cigarette manufacturers, Philip Morris USA and RJR Tobacco. We also compete with numerous other smaller manufacturers and importers of cigarettes, including deep discount cigarette manufacturers. We believe our ability to compete even more effectively has been restrained in some marketing areas as a result of retail merchandising contracts offered by Philip Morris USA and RJR Tobacco which limit the retail shelf space available to our brands. As a result, in some retail locations we are limited in competitively supporting our promotional programs, which may constrain sales.

•

All new cigarette products, including substantially equivalent products, introduced after March 22, 2011 require pre-market approval from the FDA pursuant to the FSPTCA. In 2011, we established a strategic plan that included the introduction of new cigarette products in adjacent market segments, in which we do not have a significant presence. We have submitted a number of requests for approval of substantially equivalent new products with the FDA. Although we believe that the statutory language of the FSPTCA suggests the pre-market approval process should take 90 days for substantially equivalent new products, the FDA has not approved any substantially equivalent new product applications by us or anyone else in the industry as of October 22, 2012. We believe our ability to execute our strategic plan has been negatively impacted by the delay in the FDA’s new product approval process.

The following table presents selected Lorillard and industry shipment data for the three and nine months ended September 30, 2012 and 2011.

Selected Industry Data (3)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Volume in billions)	2012	2011	2012	2011
Lorillard total domestic unit volume (1)	9.896	10.107	29.644	30.228
Industry total domestic unit volume (1)	72.339	74.351	215.322	221.387

Lorillard’s premium volume as a percentage of its total volume (2)	84.7%	84.9%	85.0%	85.8%
Newport’s share of Lorillard’s total volume (2)	83.8%	83.9%	84.1%	84.8%
Newport’s share of Lorillard’s net sales (2)	86.7%	87.8%	87.4%	88.5%

(1)	Source: Management Science Associates, Inc. (“MSAI”), an independent third-party database management organization that collects wholesale shipment data from various cigarette manufacturers. MSAI divides the cigarette market into two price segments, the premium price segment and the discount or reduced price segment. MSAI’s information relating to unit sales volume of certain of the smaller, primarily deep discount, cigarette manufacturers is based on estimates derived by MSAI. Management believes that volume information for deep discount manufacturers may be understated.
(2)	Source: Lorillard shipment reports.
(3)	Domestic unit volume includes cigarette units sold as well as promotional cigarette units and excludes volumes for Puerto Rico and U.S. Possessions.

The following table presents selected Lorillard and industry retail cigarette market share data for the three and nine months ended September 30, 2012 and 2011, based on Lorillard’s proprietary retail shipment data, EXCEL, which reflect shipments from wholesalers to retailers.

Selected Domestic Retail Cigarette Market Share Data(1)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Lorillard’s share of the retail market	14.4%	14.2%	14.4%	14.2%
Lorillard’s share of the premium market	16.7%	16.5%	16.7%	16.6%
Lorillard’s share of the menthol market (2)	39.6%	39.1%	39.7%	39.2%

Newport’s share of the retail market	12.1%	11.9%	12.1%	12.0%
Newport’s share of the premium market	16.5%	16.3%	16.5%	16.4%
Newport’s share of the menthol market (2)	36.4%	36.1%	36.5%	36.3%
Total menthol segment market share for the industry (2)	31.0%	30.6%	31.0%	30.6%
Total discount segment market share for the industry	26.8%	27.2%	26.6%	27.1%

(1)	Source: Lorillard’s proprietary retail shipment data, EXCEL, which reflect shipments from wholesalers to retailers.
(2)	Lorillard has made certain adjustments to its proprietary retail shipment data to reflect management’s judgment as to which brands are included in the menthol segment.

Results of Operations

Three and Nine Months Ended September 30, 2012 Compared to the Three and Nine Months Ended September 30, 2011

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(in millions)		(in millions)
Net sales (a)	$1,661	$1,622	$4,919	$4,849
Cost of sales (a) (b)	1,059	1,059	3,181	3,144

Gross profit	602	563	1,738	1,705
Selling, general and administrative	122	108	382	342

Operating income	480	455	1,356	1,363
Investment income	1	—	3	2
Interest expense	(38)	(34)	(114)	(90)

Income before income taxes	443	421	1,245	1,275
Income taxes	160	154	455	469

Net income	$283	$267	$790	$806

(a)	Includes excise taxes of $498, $509, $1,491 and $1,521, respectively.
(b)	Cost of sales includes:

•	$343, $341, $1,045 and $1,013 to accrue obligations under the State Settlement Agreements, respectively.

•	$26, $30, $89 and $93 to accrue obligations under the Federal Assessment for Tobacco Growers, respectively.

•	$16, $15, $50 and $45 to accrue Food and Drug Administration user fees, respectively.

Three Months Ended September 30, 2012 Compared to the Three Months Ended September 30, 2011

Net sales. Net sales increased by $39 million, or 2.4%, from $1.622 billion for the three months ended September 30, 2011 to $1.661 billion for the three months ended September 30, 2012. Net sales increased $61 million due to higher cigarette average unit prices reflecting price increases in July and December 2011 and June 2012, partially offset by lower cigarette unit sales volume ($36 million, including $11 million of federal excise tax). Sales of blu eCigs contributed $14 million to Lorillard’s total net sales in the three months ended September 30, 2012.

Total Lorillard wholesale cigarette unit volume, which includes Puerto Rico and U.S. Possessions, decreased 2.1% for the third quarter of 2012 compared to the corresponding period of 2011. Domestic cigarette unit volume, which excludes Puerto Rico and U.S. Possessions also decreased 2.1% for the third quarter of 2012, compared to the corresponding period of 2011. Changes in wholesale inventory patterns are estimated to have positively impacted year ago comparisons by approximately 160 million units. This was less than expected as wholesalers entered the third quarter with fewer units than a year ago but further reduced inventory levels during the third quarter of 2012. Additionally, the third quarter of 2012 contained one fewer shipping day (63) than the third quarter of 2011 (64) which had a 1.6% negative effect on volume. Adjusting for both the positive impact of the relative change in wholesale inventory patterns and the negative impact of one fewer shipping day in the third quarter of 2012, Lorillard domestic wholesale shipments were down 2.0% as compared to the third quarter of 2011. These results compare favorably to the total cigarette industry which had domestic wholesale shipments decrease an estimated 2.7% for the third quarter of 2012 compared to the third quarter of 2011. The fourth quarter will contain one more shipping day (63) than the fourth quarter of 2011 (62).

Both total wholesale unit volume and domestic unit volume for Newport, the Company’s flagship brand, decreased 2.3% for the third quarter of 2012 compared to the corresponding period of 2011. Domestic wholesale shipments for Maverick, the Company’s leading discount brand, increased 1.1% for the third quarter of 2012 compared to the corresponding period in 2011.

Based on Lorillard’s proprietary retail shipment data (“EXCEL”), which measures shipments from wholesale to retail, Lorillard gained domestic retail market share in the third quarter of 2012 with an increase of 0.2 share points to 14.4%. Newport’s domestic retail market share increased 0.2 share points to 12.1% versus the third quarter of 2011. Lorillard’s leading domestic retail share of the menthol market was further strengthened during the third quarter of 2012 to 39.6%, an increase of 0.5 share points compared to the third quarter of 2011. Likewise, Newport’s share of the menthol market also increased, up 0.3 share points to 36.4%. Gains in market share were largely attributable to unit volume outperformance of Newport Menthol versus the category in our core markets despite the heightened level of competitive activity, and to a lesser extent, continued growth of Maverick.

Cost of sales. Cost of sales remained flat at $1.059 billion for the three months ended September 30, 2011 and 2012. Cost of sales reflects higher cigarette raw material input costs (primarily tobacco and other direct costs), higher expenses related to the State Settlement Agreements, higher Food and Drug Administration fees, partially offset by lower unit sales volume and a decrease in the Federal Assessment for Tobacco Growers. In addition, cost of sales includes blu eCigs’ cost of sales for the three months ended September 30, 2012. We recorded pre-tax charges for our obligations under the State Settlement Agreements of $343 million and $341 million for the three months ended September 30, 2012 and 2011, respectively, an increase of $2 million. The $2 million increase is due to the inflation adjustment, partially offset by the impact of lower unit sales and other adjustments.

Selling, general and administrative. Selling, general and administrative costs increased $14 million to $122 million in the three months ended September 30, 2012 compared to the three months ended September 30, 2011 primarily as a result of higher legal costs related to the Engle Progeny litigation, $9 million of blu eCigs’ marketing and administrative costs associated with the brand’s national retail roll-out and $1 million of blu eCigs acquisition-related expenses incurred in the third quarter of 2012.

Operating income. Operating income increased $25 million to $480 million in the three months ended September 30, 2012 compared to the three months ended September 30, 2011 due to the aforementioned factors. In addition, blu eCigs incurred a $5 million operating loss for the three months ended September 30, 2012.

Interest expense. Interest expense increased $4 million for the three months ended September 30, 2012, compared to the three months ended September 30, 2011, and reflects interest on the Senior Notes issued in the third quarters of 2011 and 2012.

Income taxes. Income taxes increased $6 million or 3.9% from $154 million for the three months ended September 30, 2011 to $160 million for the three months ended September 30, 2012. The change reflects an increase in income before income taxes of $22 million, or 5.2%, partially offset by a decrease in the effective income tax rate from 36.7% to 36.2% for the three months ended September 30, 2011 and 2012, respectively. The rate decrease is primarily due to settlement of certain state tax matters.

Nine Months ended September 30, 2012 Compared to Nine Months ended September 30, 2011

Net sales. Net sales increased by $70 million, or 1.4%, from $4.849 billion for the nine months ended September 30, 2011 to $4.919 billion for the nine months ended September 30, 2012. Net sales increased $152 million due to higher average cigarette unit prices reflecting price increases in July and December 2011 and June 2012, partially offset by lower cigarette unit sales volume ($100 million, including $30 million of federal excise tax) and higher retail display allowances ($3 million). Post acquisition, sales of blu eCigs contributed $21 million to Lorillard’s total net sales in the nine months ended September 30, 2012.

Total Lorillard wholesale cigarette unit volume, which includes Puerto Rico and U.S. Possessions, decreased 2.0% for the first nine months of 2012 compared to the corresponding period of 2011. Domestic cigarette unit volume, which excludes Puerto Rico and U.S. Possessions, decreased 1.9% for the first nine months of 2012, compared to the corresponding period of 2011. Changes in wholesale inventory patterns are estimated to have negatively impacted year ago comparisons by approximately 210 million units. Additionally, the first nine months of 2012 contained one fewer shipping day (191) than the first nine months of 2011 (192) , which will be recovered in the fourth quarter of this year. Adjusting for both the impact of changes in wholesale inventory patterns and one fewer shipping day in the first nine months of 2012, Lorillard domestic wholesale shipments decreased 0.7% compared to the first nine months of 2011. Total cigarette industry domestic wholesale shipments decreased an estimated 2.7% for the first nine months of 2012 compared to the first nine months of 2011.

Both total wholesale unit volume and domestic unit volume for Newport, the Company’s flagship brand, decreased 2.7% for the first nine months of 2012 compared to the corresponding period of 2011. Changes in wholesale inventory patterns are estimated to have negatively impacted year ago comparisons by approximately 190 million units. Adjusting for this effect and one fewer shipping day in the first nine months of 2012, Newport domestic wholesale shipments were down 1.5%. Domestic wholesale shipments for Maverick, the Company’s leading discount brand, increased 4.9% for the first nine months of 2012 compared to the corresponding period in 2011.

Based on Lorillard’s proprietary retail shipment data (“EXCEL”), which measures shipments from wholesale to retail and is unaffected by wholesale inventory changes, Lorillard’s domestic retail market share posted solid gains in the first nine months of 2012, increasing 0.2 share points. Newport’s domestic retail market share reached 12.1% for the first nine months of 2012, an increase of 0.1 share points compared to the first nine months of 2011. Total Lorillard domestic retail share of the menthol market reached 39.7% for the first nine months of 2012, an increase of 0.5 share points compared to the first nine months of 2011. Newport’s share of the menthol segment year to date was 36.5%, up 0.2 share points. Gains in market share were largely attributable to unit volume outperformance of Newport Menthol versus the category in our core markets despite the heightened level of competitive activity, and to a lesser extent, continued growth of Maverick.

Cost of sales. Cost of sales increased by $37 million, or 1.2%, from $3.144 billion for the nine months ended September 30, 2011 to $3.181 billion for the nine months ended September 30, 2012. The increase in cost of sales is primarily due to higher expenses related to the State Settlement Agreements, higher raw material input costs (primarily tobacco and other direct costs) and higher Food and Drug Administration fees, partially offset by lower cigarette unit sales volume. In addition, cost of sales includes blu eCigs’ cost of sales for the nine months ended September 30, 2012. We recorded pre-tax charges for our obligations under the State Settlement Agreements of $1.045 billion and $1.013 billion for the nine months ended September 30, 2012 and 2011, respectively, an increase of $32 million. The $32 million increase is due to the inflation adjustment and higher other expenses, partially offset by the impact of lower unit sales. Other expenses include the unfavorable impact on tobacco settlement expense of $7 million resulting from a competitor’s adjustments in the first quarter of 2012 of certain historical components of the calculation of the industry volume adjustment offset under the State Settlement Agreements. Such adjustments related to the competitor’s operating income for 2001 – 2005. Tobacco settlement expenses are impacted by a number of factors including industry profits, as defined in the State Settlement Agreements, which were increased in the first quarter by these changes. If further prior year profit adjustments are reported by industry participants in the future, our costs related to the State Settlement Agreements could be affected, either up or down.

Selling, general and administrative Selling, general and administrative costs increased $40 million to $382 million in the first nine months of 2012 compared to the first nine months of 2011 primarily as a result of higher legal costs related to the Engle Progeny litigation, $6 million of expenses incurred in 2012 in conjunction with the acquisition of blu eCigs and $11 million of blu eCigs’ marketing and administrative costs.

Operating income. Operating income decreased $7 million to $1.356 billion in the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011 due to the aforementioned factors. In addition, blu eCigs incurred a $6 million operating loss for the nine months ended September 30, 2012.

Interest expense. Interest expense increased $24 million for the nine months ended September 30, 2012, compared to the nine months ended September 30, 2011, and reflects interest on the Senior Notes issued in the third quarters of 2011 and 2012.

Income taxes. Income taxes decreased $14 million or 3.0% from $469 million for the nine months ended September 30, 2011 to $455 million in for the nine months ended September 30, 2012. The change reflects a decrease in income before income taxes of $30 million, or 2.4% and a decrease in the effective income tax rate from 36.8% to 36.5% for the nine months ended September 30, 2011 and 2012, respectively. The rate decrease is primarily due to settlement of certain federal and state tax matters.

Liquidity and Capital Resources

Our cash and cash equivalents of $1.715 billion at September 30, 2012 were invested in prime money market funds.

Cash Flows

Cash flow from operating activities. The principal source of liquidity for our business and operating needs is internally generated funds from our operations. We generated net cash flow from operations of $641 million for the nine months ended September 30, 2012 compared to $692 million for the nine months ended September 30, 2011. The decreased cash flow in 2012 primarily reflects higher inventory purchases, higher cash payments for tobacco settlements and lower net income, partially offset by lower vendor and income tax payments.

Cash flow from investing activities. Investing activities used cash of $186 million for the nine months ended September 30, 2012 compared to $33 million for the nine months ended September 30, 2011. The increase in cash used for investing activities in 2012 is due primarily to the acquisition of blu eCigs in April 2012 for $135 million in cash. Our capital expenditures for the year ending December 31, 2012 are forecast to be between $80 million and $90 million.

Cash flow from financing activities. Our cash flow from operations has exceeded our working capital and capital expenditure requirements during the nine months ended September 30, 2012. We paid cash dividends to our shareholders of $202 million on March 9, 2012, $203 million on June 11, 2012, $203 million on September 10, 2012, $188 million on March 11, 2011, $185 million on June 10, 2011 and $177 million on September 12, 2011. During the nine months ended September 30, 2012 and 2011, we repurchased shares totaling $274 million and $1.221 billion, respectively.

In April 2010, Lorillard Tobacco issued $1 billion of unsecured senior notes in two tranches pursuant to an Indenture, dated June 23, 2009 (the “Indenture”), and the Second Supplemental Indenture, dated April 12, 2010. The first tranche was $750 million aggregate principal amount of 6.875% Notes due May 1, 2020 (the “2020 Notes”), and the second tranche was $250 million aggregate principal amount of 8.125% Notes due May 1, 2040 (the “2040 Notes”).

In August 2011, Lorillard Tobacco issued $750 million of unsecured senior notes in two tranches pursuant to the Indenture and the Third Supplemental Indenture, dated August 4, 2011. The first tranche was $500 million aggregate principal amount of 3.500% Notes due August 4, 2016 (the “2016 Notes”) and the second tranche was $250 million aggregate principal amount of 7.000% Notes due August 4, 2041 (the “2041 Notes”). The net proceeds from the issuance were used for the repurchase of the Company’s common stock.

In August 2012, Lorillard Tobacco issued $500 million aggregate principal amount of 2.300% unsecured senior notes due August 21, 2017 (the “2017 Notes”) pursuant to the Indenture and the Fourth Supplemental Indenture, dated August 21, 2012. The net proceeds from the issuance are used for general corporate purposes, which may include, among other things, the repurchase, redemption or retirement of securities including the Company’s common stock, acquisitions, additions to working capital and capital expenditures.

Lorillard Tobacco is the principal, wholly owned operating subsidiary of the Company, and the $750 million aggregate principal amount of 8.125% senior notes issued in June 2009 and due 2019 (the “2019 Notes”), 2016 Notes, 2017 Notes, 2020 Notes, 2040 Notes and 2041 Notes (together, the “Notes”) are unconditionally guaranteed on a senior unsecured basis by the Company.

The interest rate payable on the 2019 Notes is subject to incremental increases from 0.25% to 2.00% in the event either Moody’s Investors Services, Inc. (“Moody’s”), Standard & Poor’s Ratings Services (“S&P”) or both Moody’s and S&P downgrade the 2019 Notes below investment grade (Baa3 and BBB- for Moody’s and S&P, respectively). As of September 30, 2012, our debt ratings were Baa2 and BBB- with Moody’s and S&P, respectively, both of which are investment grade.

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

As of February 24, 2012, the Company completed its $750 million share repurchase program that was announced in August 2011 by repurchasing 1.6 million shares at a cost of $188 million. In August 2012, Lorillard, Inc. announced that the Board of Directors had approved a new share repurchase program authorizing the Company to repurchase in the aggregate up to $500 million of its outstanding common stock. Purchases by the Company under this program are made from time to time at prevailing market prices in open market purchases, privately negotiated transactions, block purchases or otherwise, as determined by the Company’s management. The purchases are funded from existing cash balances, including proceeds from the issuance of the Notes. These programs do not obligate the Company to acquire any particular amount of its common stock. The timing, frequency and amount of repurchase activity will depend on a variety of factors such as levels of cash generation from operations, cash requirements for investment in the Company’s business, current stock price, market conditions and other factors.

During the third quarter of 2012, we repurchased approximately 0.7 million shares at a cost of $86 million under the $500 million share repurchase program announced in August 2012. As of September 30, 2012, the maximum dollar value of shares that could yet be purchased under the $500 million share repurchase program was $414 million.

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

In April 2012, we paid $1.108 billion under the State Settlement Agreements, primarily based on 2011 volume. The payment included $98 million deposited in an interest-bearing escrow account in accordance with procedures established in the MSA pending resolution of a claim by us and the other Original Participating Manufacturers that they are entitled to reduce their MSA payments based on a loss of market share to non-participating manufacturers. Most of the states that are parties to the MSA are disputing the availability of the reduction and we believe that this dispute will ultimately be resolved by judicial and arbitration proceedings. Our $98 million deposit in escrow is based upon the Original Participating Manufacturers collective loss of market share in 2009 that resulted in a reduction of $106 million, partially offset by unfavorable adjustments for years 2008 and 2007 of $3 million and $5 million, respectively. In April of 2011, 2010, 2009, 2008, 2007 and 2006, we had previously deposited $107 million, $88 million, $74 million, $72 million, $111 million and $109 million, respectively, in the same escrow account discussed above, which was based on a loss of market share in 2008, 2007, 2006, 2005, 2004 and 2003 to non-participating manufacturers. In February 2009, we directed the release of $72 million from this account to the MSA states. This amount related to the loss of market share in 2005 and this release was pursuant to an Agreement Concerning Arbitration that we and the other Participating Manufacturers entered into with certain MSA states. We and the other Original Participating Manufacturers have the right to claim additional reductions of MSA payments in subsequent years under provisions of the MSA. In addition to the payments made in the nine months ending September 30, 2012, we anticipate the additional amount payable in 2012 will be approximately $200 million to $250 million, primarily based on 2012 estimated volume.

Contractual Cash Payment Obligations

The following chart presents our contractual cash payment obligations as of September 30, 2012:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In millions)
Senior notes	$3,000	$—	$—	$1,000	$2,000
Interest payments related to notes	1,985	178	545	301	961
Contractual purchase obligations	58	58	—	—	—
Operating lease obligations	4	2	2	—	—

Total	$5,047	$238	$547	$1,301	$2,961

As of September 30, 2012, we do not believe that we will make any payments to various tax authorities in the next twelve months related to gross unrecognized tax benefits. We cannot make a reasonably reliable estimate of the amount of liabilities for unrecognized tax benefits that may result in cash settlements for periods beyond twelve months.

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

Market Risk

We invest in financial instruments that involve market risk. Our measure of market risk exposure represents an estimate of the change in fair value of our financial instruments. Market risk exposure is presented below for each class of financial instrument we held at September 30, 2012, assuming immediate adverse market movements of the magnitude described. We believe that the rate of adverse market movement represents a measure of exposure to loss under hypothetically assumed adverse conditions. The estimated market risk exposure represents the hypothetical loss to future earnings and does not represent the maximum possible loss nor any expected actual loss, even under adverse conditions, because actual adverse fluctuations would likely differ. In addition, since our investment portfolio is subject to change based on its portfolio management strategy as well as in response to changes in the market, these estimates are not necessarily indicative of the actual results which may occur. The market risk exposure represents the potential loss in carrying value and pretax impact to future earnings caused by the hypothetical change in price.

Exposure to market risk is managed and monitored by senior management. Senior management approves our overall investment strategy and has the responsibility to ensure that the investment positions are consistent with that strategy with an acceptable level of risk.

Interest rate risk. Our investments, which are included in cash and cash equivalents, consist of money market funds with major financial institutions. Those investments are exposed to fluctuations in interest rates. A sensitivity analysis, based on a hypothetical 1% increase or decrease in interest rates on our average 2012 investments, would cause an increase or decrease in pretax income of approximately $13 million for the nine months ended September 30, 2012.

Our debt is denominated in US Dollars and has been issued at a fixed rate. In September 2009, we entered into interest rate swap agreements for a total notional amount of $750 million to hedge changes in fair value of the Notes due to changes in the designated benchmark interest rate. Changes in the fair value of the derivative are recorded in earnings along with offsetting adjustments to the carrying amount of the hedged debt. A sensitivity analysis, based on a hypothetical 1% change in LIBOR, would cause an increase or decrease in pretax income by approximately $6 million for the nine months ended September 30, 2012.

Liquidity risk. We may be forced to cash settle all or a portion of our derivative contracts before the expiration date if our debt rating is downgraded below Ba2 by Moody’s or BB by S&P. This could have a negative impact on our cash position. Early cash settlement would result in the timing of our hedge settlement not being matched to the cash settlement of the debt. As of September 30, 2012, our debt ratings were Baa2 and BBB- with Moody’s and S&P, respectively, both of which are above the ratings at which settlement of our derivative contracts would be required. See Note 12 to the Consolidated Condensed Financial Statements for additional information on derivatives.

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

In June 2009, the U.S. Congress passed, and the President signed into law, the Family Smoking Prevention and Tobacco Control Act (the “FSPTCA”) that grants the FDA authority to regulate tobacco products. The legislation:

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

In addition, new products introduced on or after March 22, 2011 will require pre-market approval by the FDA which may be subject to similar or more restrictive procedures. In 2011, we established a strategic plan that included the introduction of new cigarette products in adjacent market segments, in which we do not have a significant presence. We have submitted a number of requests for approval of substantially equivalent new products with the FDA. Although we believe that the statutory language of the FSPTCA suggests the pre-market approval process should take 90 days for substantially equivalent new products, the FDA has not approved any substantially equivalent new product applications by us or anyone else in the industry as of October 22, 2012. We believe our ability to execute our strategic plan has been negatively impacted by the delay in the FDA’s new product approval process.

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

As of October 22, 2012, Lorillard Tobacco is a defendant in approximately 7,846 tobacco-related lawsuits, including approximately 669 cases in which Lorillard, Inc. is a co-defendant or defendant. These cases, which are extremely costly to defend, could result in substantial judgments against Lorillard Tobacco and/or Lorillard, Inc.

Numerous legal actions, proceedings and claims arising out of the sale, distribution, manufacture, development, advertising, marketing and claimed health effects of cigarettes are pending against Lorillard Tobacco and Lorillard, Inc., and it is likely that similar claims will continue to be filed for the foreseeable future. In addition, a number of cases have been filed against Lorillard Tobacco and other tobacco companies challenging certain provisions of the MSA among major tobacco manufacturers and 46 states and various other governments and jurisdictions, and state statutes promulgated to carry out and enforce the MSA.

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

In December 2010, a Massachusetts jury awarded damages, including punitive damages, from Lorillard Tobacco in a Conventional Product Liability Case, Evans v. Lorillard Tobacco Company (Superior Court, Suffolk County, Massachusetts). In September 2011, the court reduced the compensatory damages awarded to the estate of a deceased smoker to $25 million and reduced the award to the deceased smoker’s son to $10 million. The court declined to reduce the jury’s award of $81 million in punitive damages. In September 2011, the court entered a judgment that reflected the jury’s damages awards and the court’s reductions following trial. The judgment awarded plaintiffs interest on each of the three damages awards at the rate of 12% per year from the date the case was filed in 2004. Interest on the three awards will continue to accrue until either the judgment is paid or is vacated on appeal. The judgment permitted plaintiff’s counsel to request an award of attorneys’ fees and costs. In November 2011, the court granted in part plaintiff’s counsel’s application for attorneys’ fees and costs and has awarded approximately $2.4 million in fees and approximately $225,000 in costs. The court entered a final judgment that incorporated the amounts of the verdicts, as reduced by the trial court, the awards of interest, and the awards of attorneys’ fees and costs. Lorillard Tobacco has noticed an appeal from the final judgment to the Massachusetts Appeals Court. In March 2012, plaintiff’s application for direct appellate review was granted, transferring the appeal to the Massachusetts Supreme Judicial Court. Arguments are scheduled to be heard in December 2012. It is possible that the verdict in this case could lead to additional litigation.

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

The 2006 ruling by the Florida Supreme Court in Engle also permitted members of the Engle class to file individual claims, including claims for punitive damages. The Florida Supreme Court held that these individual plaintiffs are entitled to rely on a number of the jury’s findings in favor of the plaintiffs in the first phase of the Engle trial. These findings included that smoking cigarettes causes a number of diseases; that cigarettes are addictive or dependence-producing; and that the defendants, including Lorillard Tobacco and Lorillard, Inc., were negligent, breached express and implied warranties, placed cigarettes on the market that were defective and unreasonably dangerous, and concealed or conspired to conceal the risks of smoking. Lorillard Tobacco is a defendant in approximately 5,163 cases pending in various state and federal courts in Florida that were filed by members of the Engle class (the “Engle Progeny Cases”), including 663 cases in which Lorillard, Inc. is a co-defendant.

As of October 22, 2012, trial was not underway in any Engle Progeny Case in which either Lorillard Tobacco or Lorillard, Inc. is a defendant. As of October 22, 2012, neither Lorillard Tobacco nor Lorillard, Inc. are defendants in Engle Progeny Cases that have been placed on courts’ 2012 trial calendars. Lorillard Tobacco and Lorillard, Inc. are defendants in Engle Progeny Cases that have been placed on courts’ 2013 trial calendars or in which specific trial dates have been set. Trial schedules are subject to change and it is not possible to predict how many of the Engle Progeny Cases pending against Lorillard Tobacco or Lorillard, Inc. will be tried in 2012 and 2013. It also is not possible to predict whether some courts will implement procedures that consolidate multiple Engle Progeny Cases for trial.

Trials of some of the Engle Progeny Cases have resulted in verdicts that have awarded damages from cigarette manufacturers, including us.

As of October 22, 2012, plaintiffs in eight Engle Progeny Cases were awarded compensatory damages from Lorillard Tobacco. In three of the eight cases, plaintiffs were awarded punitive damages from Lorillard Tobacco. In one of the cases, the court awarded damages to the plaintiff from the defendants, including Lorillard Tobacco, following trial. Lorillard, Inc. was not a defendant in any of these eight cases. The eight cases are listed below in the order in which the verdicts were returned:

•

In Mrozek v. Lorillard Tobacco Company (Circuit Court, Fourth Judicial Circuit, Duval County, Florida), the jury awarded plaintiffs a total of $6 million in compensatory damages and $11.3 million in punitive damages. The jury apportioned 35% of the fault for the smoker’s injuries to the smoker and 65% to Lorillard Tobacco. The final judgment entered by the trial court reflected the jury’s verdict and awarded plaintiff $3,900,588 in compensatory damages and $11,300,000 in punitive damages plus 6% annual interest. Lorillard Tobacco has noticed an appeal to the Florida First District Court of Appeal. As of October 22, 2012, the trial court had not ruled on plaintiff’s motion for costs and attorneys’ fees.

A motion filed by Lorillard Tobacco to disqualify the trial judge based on comments he made in another Engle Progeny trial was denied in July 2012. Lorillard Tobacco has filed a petition requesting that the Florida First District Court of Appeal review that decision. As of October 22, 2012, the Florida First District Court of Appeal had not decided whether it would grant the petition.

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

•

In Sury v. R.J. Reynolds Tobacco Company, et al. (Circuit Court, Duval County, Florida), the jury awarded plaintiff $1,000,000 in compensatory damages and assessed 60% of the responsibility for the decedent’s injuries to the decedent, 20% to Lorillard Tobacco and 20% to R.J. Reynolds. The jury returned a verdict for the defendants regarding whether punitive damages were warranted. In March 2012, the court entered a final judgment against defendants in the amount of $1,000,000 plus 4.75% annual interest, declining to apply the jury’s comparative fault findings to causes of action alleging intentional conduct. Defendants have noticed an appeal to the Florida First District Court of Appeal from the final judgment that awarded compensatory damages to the plaintiff. The trial court granted plaintiff’s application for costs and attorneys’ fees but, as of October 22, 2012, it had not awarded an amount.

•

In Alexander v. Lorillard Tobacco Company, et al. (Circuit Court, Eleventh Judicial Circuit, Miami-Dade County, Florida) the jury awarded plaintiff $20,000,000 in compensatory damages and $25,000,000 in punitive damages. Lorillard Tobacco is the only defendant in this case. The jury apportioned 20% of the fault for the smoker’s injuries to the smoker and 80% to Lorillard Tobacco. In March 2012, the court entered a final judgment that applied the jury’s comparative fault determination to the court’s award of compensatory damages, awarding the plaintiff $16,000,000 in compensatory damages and $25,000,000 in punitive damages from Lorillard Tobacco. In May 2012, the court granted a motion by Lorillard Tobacco to lower the amount of compensatory damages and reduced the amount awarded to $10,000,000 from Lorillard Tobacco. Other post-trial motions challenging the verdict were denied. The court entered an amended final judgment that applied the jury’s comparative fault determination to the court’s award of compensatory damages, awarding the plaintiff $8,000,000 in compensatory damages and $25,000,000 in punitive damages, plus the statutory rate of interest. Lorillard Tobacco has noticed an appeal from the amended final judgment to the Florida Third District Court of Appeal. Plantiff filed a motion for attorneys’ fees and costs. In September 2012, an agreement was reached between the parties as to the amount of costs and attorneys’ fees incurred.

•

In Calloway v. R.J. Reynolds Tobacco Company, et al. (Circuit Court, Seventeenth Judicial Circuit, Broward County, Florida), the jury awarded plaintiff and a daughter of the decedent a total of $20,500,000 in compensatory damages. The jury apportioned 20.5% of the fault for the smoker’s injuries to the smoker, 27% to R.J. Reynolds, 25% to Philip Morris, 18% to Lorillard Tobacco, and 9.5% to Liggett. The jury awarded $12,600,000 in punitive damages from Lorillard Tobacco and $42,250,000 from the other defendants, for a total punitive damages award of $54,850,000. In August 2012, the court granted a post-trial motion by the defendants and lowered the compensatory damages award to $16,100,000. The court also ruled that the jury’s finding on the plaintiff’s percentage of comparative fault would not be applied to reduce the compensatory damage award because the jury found in favor of the plaintiff on her claims alleging intentional conduct. In August 2012, the court entered final judgment against defendants in the amount of $16,100,000 in compensatory damages and $54,850,000 in punitive damages, plus the statutory rate of interest, which is currently 4.75%. Lorillard Tobacco is liable for $12,600,000 of the total punitive damages award. The final judgment also granted plaintiff’s application for costs and attorneys’ fees, but as of October 22, 2012, the trial court had not awarded an amount. Defendants have noticed an appeal from the final judgment to the Florida Fourth District Court of Appeal.

As of October 22, 2012, verdicts have been returned in 65 Engle Progeny Cases since the Florida Supreme Court issued its 2006 ruling that permitted members of the Engle class to bring individual lawsuits in which neither Lorillard Tobacco nor Lorillard, Inc. was a defendant at trial. Juries awarded compensatory damages and punitive damages in 24 of the trials. The 24 punitive damages awards have totaled approximately $625 million and have ranged from $20,000 to $244 million. In 16 of the trials, juries’ awards were limited to compensatory damages. In the 25 remaining trials, juries found in favor of the defendants. It is not possible to predict the final outcome of this litigation.

Four Florida intermediate courts of appeal have affirmed verdicts awarding damages to the plaintiffs in fourteen Engle Progeny Cases as of October 22, 2012. The Florida Supreme Court denied review of four of these cases affirmed by the Florida First District Court of Appeal and the defendants’ petitions to the U.S. Supreme Court to review these four cases were denied in March 2012. Defendants in another case affirmed by the Florida First District Court of Appeal have filed a petition for review by the U.S. Supreme Court. As of October 22, 2012, the U.S. Supreme Court had not announced whether it would grant review of this case. The Florida Fourth District Court of Appeal has affirmed judgments entered in favor of the plaintiffs in five cases, one in 2011 and four in 2012, but it had a different interpretation of the effect of the 2006 decision on plaintiffs’ claims. Defendants in two of these cases are seeking review by the Florida Supreme Court. As of October 22, 2012, the Florida Supreme Court had not announced whether it would grant review of these cases. In March 2012, a third intermediate state appellate court, the Florida Second District Court of Appeal, affirmed the final judgment in another case, however the appeals court certified to the Florida Supreme Court the question of whether reliance on the findings in the first phase of the Engle trial violates the tobacco companies’ due process rights. In May 2012, the Florida Supreme Court announced that it would grant review of this case, and arguments were heard in September 2012. Also in September 2012, a fourth intermediate state appellate court, the Florida Fifth District Court of Appeal, affirmed a judgment in which damages were awarded but did not issue a written opinion as to the preclusive effect of the Engle findings. Neither Lorillard Tobacco nor Lorillard, Inc. is a defendant in any of the fourteen cases in which the four Florida intermediate appellate courts affirmed the verdicts awarding damages to the plaintiffs.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Lorillard, Inc., incorporated herein by reference to Exhibit 3.1 to our Current Report on Form 8-K (File No. 1-34097) filed on June 12, 2008

3.2	Amended and Restated Bylaws of Lorillard, Inc., as of July 28, 2011, incorporated herein by reference to Exhibit 3.2 to our Current Report on Form 8-K filed (File No. 1-34097) on July 29, 2011

3.3	Certificate of Amendment of Certificate of Incorporation of Lorillard Tobacco Company and Certificate of Incorporation of Lorillard Tobacco Company, incorporated herein by reference to Exhibit 3.3 to Lorillard, Inc.’s Registration Statement on Form S-3 (File No. 333-159902) filed on June 11, 2009

3.4	Bylaws of Lorillard Tobacco Company, incorporated herein by reference to Exhibit 3.4 to Lorillard, Inc.’s Registration Statement on Form S-3 (File No. 333-159902) filed on June 11, 2009

4.1	Specimen certificate for shares of common stock of Lorillard, Inc., incorporated herein by reference to Exhibit 4.1 to our Amended Registration Statement on Form S-4 (File No. 333-149051) filed on May 9, 2008

4.2	Indenture, dated June 23, 2009, among Lorillard Tobacco Company, Lorillard, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee, incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K (File No. 1-34097) filed on June 23, 2009

4.3	First Supplemental Indenture, dated June 23, 2009, among Lorillard Tobacco Company, Lorillard, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee, incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K (File No. 1-34097) filed on June 23, 2009

4.4	Second Supplemental Indenture, dated April 12, 2010, among Lorillard Tobacco Company, Lorillard, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee, incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K (File No. 1-34097) filed on April 12, 2010

4.5	Third Supplemental Indenture, dated August 4, 2011, among Lorillard Tobacco Company, Lorillard, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee, incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K (File No. 1-34097) filed on August 4, 2011

4.6	Fourth Supplemental Indenture, dated August 21, 2012, among Lorillard Tobacco Company, Lorillard, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee, incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K (File No. 1-34097) filed on August 21, 2012

4.7	Form of 8.125% Senior Note due 2019 of Lorillard Tobacco Company, incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K (File No. 1-34097) filed on June 23, 2009

4.8	Form of 6.875% Senior Note due 2020 of Lorillard Tobacco Company, incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K (File No. 1-34097) filed on April 12, 2010

4.9	Form of 8.125% Senior Note due 2040 of Lorillard Tobacco Company, incorporated by reference to Exhibit 4.4 to our Current Report on Form 8-K (File No. 1-34097) filed on April 12, 2010

4.10	Form of 3.500% Senior Note due 2016 of Lorillard Tobacco Company, incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K (File No. 1-34097) filed on August 4, 2011

4.11	Form of 7.000% Senior Note due 2041 of Lorillard Tobacco Company, incorporated by reference to Exhibit 4.4 to our Current Report on Form 8-K (File No. 1-34097) filed on August 4, 2011

4.12	Form of 2.300% Senior Note due 2017 of Lorillard Tobacco Company, incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K (File No. 1-34097) filed on August 21, 2012

4.13	Form of Guarantee Agreement of Lorillard, Inc. for the 8.125% Senior Notes due 2019 of Lorillard Tobacco Company, incorporated by reference to Exhibit 4.4 to Lorillard, Inc.’s Current Report on Form 8-K filed on June 23, 2009

4.14	Form of Guarantee Agreement of Lorillard, Inc. for the 6.875% Senior Notes due 2020 of Lorillard Tobacco Company, incorporated by reference to Exhibit 4.5 to our Current Report on Form 8-K (File No. 1-34097) filed on April 12, 2010

4.15	Form of Guarantee Agreement of Lorillard, Inc. for the 8.125% Senior Notes due 2040 of Lorillard Tobacco Company, incorporated by reference to Exhibit 4.6 to our Current Report on Form 8-K (File No. 1-34097) filed on April 12, 2010

4.16	Form of Guarantee Agreement of Lorillard, Inc. for the 3.500% Senior Notes due 2016 of Lorillard Tobacco Company, incorporated by reference to Exhibit 4.5 to our Current Report on Form 8-K (File No. 1-34097) filed on August 4, 2011

4.17	Form of Guarantee Agreement of Lorillard, Inc. for the 7.000% Senior Notes due 2041 of Lorillard Tobacco Company, incorporated by reference to Exhibit 4.6 to our Current Report on Form 8-K (File No. 1-34097) filed on August 4, 2011

4.18	Form of Guarantee Agreement of Lorillard, Inc. for the 2.300% Senior Notes due 2017 of Lorillard Tobacco Company, incorporated by reference to Exhibit 4.4 to our Current Report on Form 8-K (File No. 1-34097) filed on August 21, 2012

10.1	Separation Agreement between Loews Corporation and Lorillard, Inc., Lorillard Tobacco Company, Lorillard Licensing Company, LLC, One Park Media Services, Inc. and Plisa, S.A., incorporated herein by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q (File No. 1-34097) filed on August 7, 2008

10.2	Amended and Restated Employment Agreement between Lorillard, Inc. and Martin L. Orlowsky, dated December 19, 2008, incorporated by reference to Exhibit 10.2 to our Annual Report on Form 10-K (File No. 1-34097) filed on March 2, 2009†

10.3	Comprehensive Settlement Agreement and Release with the State of Florida to settle and resolve with finality all present and future economic claims by the State and its subdivisions relating to the use of or exposure to tobacco products, incorporated herein by reference to Exhibit 10 to Loews’s Report on Form 8-K (File No. 1-6541) filed September 5, 1997

10.4	Comprehensive Settlement Agreement and Release with the State of Texas to settle and resolve with finality all present and future economic claims by the State and its subdivisions relating to the use of or exposure to tobacco products, incorporated herein by reference to Exhibit 10 to Loews’s Report on Form 8-K (File No. 1-6541) filed February 3, 1998

10.5	State of Minnesota Settlement Agreement and Stipulation for Entry of Consent Judgment to settle and resolve with finality all claims of the State of Minnesota relating to the subject matter of this action which have been or could have been asserted by the State, incorporated herein by reference to Exhibit 10.1 to Loews’s Report on Form 10-Q for the quarter ended March 31, 1998 (File No. 1-6541) filed May 15, 1998

10.6	State of Minnesota Consent Judgment relating to the settlement of tobacco litigation, incorporated herein by reference to Exhibit 10.2 to Loews’s Report on Form 10-Q for the quarter ended March 31, 1998 (File No. 1-6541) filed May 15, 1998

10.7	State of Minnesota Settlement Agreement and Release relating to the settlement of tobacco litigation, incorporated herein by reference to Exhibit 10.3 to Loews’s Report on Form 10-Q for the quarter ended March 31, 1998 (File No. 1-6541) filed May 15, 1998

10.8	State of Minnesota State Escrow Agreement relating to the settlement of tobacco litigation, incorporated herein by reference to Exhibit 10.6 to Loews’s Report on Form 10-Q for the quarter ended March 31, 1998 (File No. 1-6541) filed May 15, 1998

10.9	Stipulation of Amendment to Settlement Agreement and For Entry of Agreed Order, dated July 2, 1998, regarding the settlement of the State of Mississippi health care cost recovery action, incorporated herein by reference to Exhibit 10.1 to Loews’s Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 1-6541) filed August 14, 2008

10.10	Mississippi Fee Payment Agreement, dated July 2, 1998, regarding the payment of attorneys’ fees, incorporated herein by reference to Exhibit 10.2 to Loews’s Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 1-6541) filed August 14, 2008

10.11	Stipulation of Amendment to Settlement Agreement and For Entry of Consent Decree, dated July 24, 1998, regarding the settlement of the Texas health care cost recovery action, incorporated herein by reference to Exhibit 10.4 to Loews’s Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 1-6541) filed on August 14, 2008

10.12	Texas Fee Payment Agreement, dated July 24, 1998, regarding the payment of attorneys’ fees, incorporated herein by reference to Exhibit 10.5 to Loews’s Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 1-6541) filed on August 14, 2008

10.13	Stipulation of Amendment to Settlement Agreement and For Entry of Consent Decree, dated September 11, 1998, regarding the settlement of the Florida health care cost recovery action, incorporated herein by reference to Exhibit 10.1 to Loews’s Report on Form 10-Q for the quarter ended September 30, 1998 (File No. 1-6541) filed November 17, 2008

10.14	Florida Fee Payment Agreement, dated September 11, 1998, regarding the payment of attorneys’ fees, incorporated herein by reference to Exhibit 10.2 to Loews’s Report on Form 10-Q for the quarter ended September 30, 1998 (File No. 1-6541) filed November 17, 2008

10.15	Master Settlement Agreement with 46 states, the District of Columbia, the Commonwealth of Puerto Rico, Guam, the U.S. Virgin Islands, American Samoa and the Northern Marianas to settle the asserted and unasserted health care cost recovery and certain other claims of those states, incorporated herein by reference to Exhibit 10 to Loews’s Current Report on Form 8-K (File No. 1-6541) filed November 25, 1998

10.16	Form of Assignment and Assumption of Services Agreement, dated as of April 1, 2008, by and between R.J. Reynolds Tobacco Company and R.J. Reynolds Global Products, Inc., with a joinder by Lorillard Tobacco Company, incorporated herein by reference to Exhibit 10.17 to our Amended Registration Statement on Form S-4 (File No. 333-149051) filed on March 26, 2008

10.17	Lorillard, Inc. 2008 Incentive Compensation Plan, incorporated herein by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (File No. 1-34097) filed on August 7, 2008†

10.18	Form of Lorillard, Inc. indemnification agreement for directors and executive officers, incorporated herein by reference to Exhibit 10.19 to our Amended Registration Statement on Form S-4 (File No. 333-149051) filed on May 9, 2008†

10.19	Form of Severance Agreement for named executive officers, incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K (File No. 1-34097) filed on July 10, 2008†

10.20	Amendment to Supply Agreement for Reconstituted Tobacco, dated October 30, 2008, by and between R.J. Reynolds Tobacco Company and Lorillard Tobacco Company, incorporated herein by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 1-34097) filed on November 4, 2008 #

10.21	Form of Stock Appreciation Rights Award Certificate, incorporated herein by reference to Exhibit 10.7 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 1-34097) filed on November 4, 2008†

10.22	Form of Stock Option Award Certificate, incorporated herein by reference to Exhibit 10.22 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (File No. 1-34097) filed on May 6, 2010†

10.23	Form of Restricted Stock Award Certificate, incorporated herein by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (File No. 1-34097) filed on May 5, 2009†

10.24	Form of Restricted Stock Unit Award Certificate, incorporated herein by reference to Exhibit 10.24 to our Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 1-34097) filed on February 21, 2012†

10.25	Credit Agreement, dated July 10, 2012, among Lorillard Tobacco Company, as borrower, Lorillard, Inc., as parent guarantor, the lenders referred to therein, and JPMorgan Chase Bank, N.A., as Administrative Agent, incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 1-34097) filed on July 10, 2012

10.26	Consulting Agreement between Lorillard, Inc. and Martin L. Orlowsky, dated August 12, 2010, incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K (File No. 1-34097) filed on August 12, 2010†

10.27	Offer Letter between Lorillard, Inc. and Murray S. Kessler, dated August 12, 2010, incorporated herein by reference to Exhibit 10.3 to our Current Report on Form 8-K (File No. 1-34097) filed on August 12, 2010†

10.28	Severance Agreement between Lorillard, Inc. and Murray S. Kessler, dated October 11, 2010, incorporated herein by reference to Exhibit 10.26 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (File No. 1-34087) filed on October 27, 2010†

10.29	Asset Purchase Agreement, dated April 24, 2012, among, Lorillard Holding Company, Inc., formerly known as LRDHC, Inc., and BLEC, LLC, Intermark Brands, LLC and QSN Technologies, LLC, incorporated herein by reference to our Quarterly Report of Form 10-Q for the quarter ended March 31, 2012 (File No. 1-34097) filed on April 27, 2012 ‡

11.1	Statement regarding computation of earnings per share. (See Note 11 to the consolidated financial statements.)*

31.1	Certification by the Chief Executive Officer of Lorillard, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a)*

31.2	Certification by the Chief Financial Officer of Lorillard, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a)*

32.1	Certification by the Chief Executive Officer and Chief Financial Officer of Lorillard, Inc. pursuant to 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002)*

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

*	Filed herewith.
#	Confidential treatment has been granted for certain portions of this exhibit pursuant to an order under the Exchange Act of 1934, as amended, which portions have been omitted and filed separately with the Securities and Exchange Commission.
†	Management or compensatory plan or arrangement required to be filed pursuant to Item 601(b)(10) of Regulation S-K.
‡	Schedules and exhibits to Exhibit 2.1, the Asset Purchase Agreement, have been omitted pursuant to Item 601 (b)(2) of Regulation S-K. The Registrant hereby undertakes to furnish supplemental copies of any omitted schedules upon request by the Securities and Exchange Commission

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 26, 2012

LORILLARD, INC.

By:	/s/ Murray S. Kessler
	Name:	Murray S. Kessler
	Title:	Chairman, President and
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ David H. Taylor
	Name:	David H. Taylor
	Title:	Executive Vice President, Finance and
Planning and Chief Financial Officer
(Principal Financial Officer)