Form 10-K
period 2012-12-31
LORILLARD, INC.
filed 2013-02-19
CIK 1424847

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of voting and non-voting common equity of the registrant held by nonaffiliates of the registrant as of June 30, 2012 was $17.2 billion.

Class	Outstanding at February 13, 2013
Common Stock, $0.01 par value	379,359,567 shares

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the definitive proxy statement for the registrant’s 2013 Annual Meeting of Shareholders to be held on May 14, 2013 are incorporated by reference into Part III hereof.

i

Unless otherwise indicated or the context otherwise requires, references to “Lorillard”, “we,” “us” and “our” refer to Lorillard, Inc., a Delaware corporation, and its subsidiaries. “Lorillard, Inc.” refers solely to the parent company and “Lorillard Tobacco” refers solely to Lorillard Tobacco Company, the principal subsidiary of Lorillard, Inc. “LOEC” or “blu eCigs” refers to LOEC, Inc., a subsidiary of Lorillard, Inc.

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

Forward-looking statements are based on current expectations and projections about future events and are inherently subject to a variety of risks and uncertainties, many of which are beyond the control of our management team, which could cause actual results to differ materially from those anticipated or projected. These risks and uncertainties include, among others:

•

the impact of regulatory initiatives, including the regulation of cigarettes and electronic cigarettes and a possible ban or regulation of the use of menthol in cigarettes by the Food and Drug Administration, and compliance with governmental regulations;

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

INTRODUCTORY NOTE

On November 13, 2012, the Company’s Board of Directors declared a three-for-one split of the Company’s common stock in the form of a 200% stock dividend. The record date of the stock split was December 14, 2012 and the additional shares were distributed January 15, 2013. Treasury shares were treated as shares outstanding in the stock split. All shares and per share amounts in this filing have been adjusted for all periods presented for the stock split.

PART I

Item 1.	BUSINESS

Overview

Lorillard is the third largest manufacturer of cigarettes in the United States. Founded in 1760, Lorillard is the oldest continuously operating tobacco company in the United States. Newport, our flagship premium cigarette brand, is the top selling menthol and second largest selling cigarette brand overall in the United States based on gross units sold in 2012. The Newport brand, which includes both menthol and non-menthol product offerings, accounted for approximately 87.0% of our consolidated net sales for the fiscal year ended December 31, 2012. In addition to the Newport brand, our product line has four additional brand families marketed under the Kent, True, Maverick, and Old Gold brand names. These five brands include 39 different product offerings which vary in price, taste, flavor, length and packaging. In 2012, we shipped 40.2 billion cigarettes, all of which were sold in the United States and certain U.S. possessions and territories. Lorillard, through its LOEC, Inc. subsidiary, is also a leading electronic cigarette company in the U.S., marketed under the blu eCigs brand following its acquisition of blu eCigs and other assets used in the manufacture, distribution, development, research, marketing, advertising and sale of electronic cigarettes on April 24, 2012. Newport, Kent, True, Maverick, Old Gold and blu eCigs are the registered trademarks of Lorillard and its subsidiaries. We sold our major cigarette trademarks outside of the United States in 1977. We maintain our headquarters and manufacture all of our cigarette products in Greensboro, North Carolina.

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

We focus our retail programs in markets and stores reflecting unique potential for increased menthol cigarette sales. Our direct buying wholesale customers provide us with information as to the quantities of cigarettes shipped to their retail accounts on a weekly basis. This data covers approximately 99% of domestic wholesale units shipped by us and our major competitors, and enables us to analyze, plan and execute retail promotion programs in markets and stores that optimize the most efficient and effective return on our promotional investments.

We employ other promotion methods to communicate with our adult consumers as well as with adult smokers of our competitors’ products. These promotional programs include the use of direct marketing communications, retail coupons, relationship marketing and promotional materials intended to be displayed at retail. Relationship marketing entails the use of various communication techniques to directly reach adult consumers in order to establish a relationship with them for the purpose of advertising and promoting a product or products. We use our proprietary database of adult smokers of our brands and our competitors’ brands to deliver targeted communications about a given brand through age-restricted direct mail and internet programs. We regularly review the results of our promotional spending activities and adjust our promotional spending programs in an effort to maintain our competitive position. Accordingly, sales promotion costs in any particular fiscal period are not necessarily indicative of costs that may be realized in subsequent periods.

Advertising plays a relatively lesser role in our overall marketing strategy for cigarettes. We advertise Newport in a limited number of magazines that meet certain requirements regarding the age and composition of their readership. Newport is our only cigarette brand that receives magazine advertising support.

Advertising of cigarettes through television and radio has been prohibited since 1971. Under the State Settlement Agreements, the participating cigarette manufacturers agreed to severe restrictions on their advertising and promotion activities including, among other things:

•	prohibiting the targeting of youth in the advertising, promotion or marketing of cigarettes;

•	banning the use of cartoon characters in all cigarette advertising and promotion;

•

limiting each cigarette manufacturer to one brand-name event sponsorship during any twelve-month period, which may not include major team sports or events in which the intended audience includes a significant percentage of youth;

•	banning all outdoor advertising of cigarettes with the exception of small signs at retail establishments that sell tobacco products;

•	banning cigarette manufacturers from offering or selling apparel and other merchandise that bears a cigarette brand name, subject to specified exceptions;

•	prohibiting the distribution of free samples of cigarettes except within adult-only facilities;

•	prohibiting payments for cigarette placement in various media; and

•	banning gift offers based on the purchase of cigarettes without sufficient proof that the intended gift recipient is an adult.

In June 2009, the federal Family Smoking Prevention and Tobacco Control Act (the “FSPTCA”) was enacted granting authority over the regulation of certain tobacco products to the FDA, excluding electronic cigarettes. Pursuant to the FSPTCA, the FDA reissued a set of marketing and sales restrictions originally promulgated in 1995 as part of an unsuccessful effort by the agency to assert jurisdiction over certain tobacco products. The FSPTCA also contains other restrictions, some of which may be more stringent than those found in the original 1995 FDA rule, affecting the advertising, marketing and sale of cigarette products. See the section entitled “Legislation and Regulation” below for additional information concerning the marketing and sales provisions of the FSPTCA. In addition, many states, cities and counties have enacted legislation or regulations further restricting cigarette advertising, marketing and sales promotions, and others may do so in the future. We cannot predict the impact of such initiatives on our marketing and sales efforts.

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

Electronic cigarettes are generally less regulated than cigarettes. Accordingly, a wider variety of marketing programs are available. The predominant forms of advertising and promotion in the electronic cigarette industry are television, print advertising, sampling events and web based advertising. LOEC requires all purchasers of its electronic cigarettes to be at least 18 years of age. During 2012, the FDA indicated that it intends to regulate electronic cigarettes under the FSPTCA through the issuance of deeming regulations that would include electronic cigarettes under the definition of a “tobacco product” under the FSPTCA subject to the FDA’s jurisdiction. As of February 11, 2013, the FDA had not taken such action.

Customers and Distribution

Our field sales personnel are based throughout the United States, and we maintain field sales offices throughout the United States. Our sales department is divided into regions based on geography and sales territories. We sell our products primarily to wholesale distributors, who in turn service retail outlets, chain store organizations, and government agencies, including the U.S. Armed Forces. Upon completion of the manufacturing process, we ship cigarettes to public distribution warehouse facilities for rapid order fulfillment to wholesalers and other direct buying customers. We retain a portion of our manufactured cigarettes at our Greensboro central distribution center and Greensboro cold-storage facility for future finished goods replenishment.

As of December 31, 2012, we had approximately 500 direct buying customers servicing more than 400,000 retail accounts for our cigarettes. We do not sell cigarettes directly to consumers. During 2012, 2011 and 2010, sales made by us to the McLane Company, Inc. comprised 29%, 28% and 27%, respectively, of our revenues. No other customer accounted for more than 10% of 2012, 2011 or 2010 cigarette revenues. We do not have any written sales agreements with our customers, including the McLane Company, Inc. that provide for any backlog orders.

Most of our customers buy cigarettes on a next-day-delivery basis. Customer orders are shipped from public distribution warehouses via third party carriers. We do not ship products directly to retail stores. In 2012, approximately 99% of our customers purchased cigarettes using electronic funds transfer, which provides immediate payment to us.

As of December 31, 2012, we had approximately 400 direct buying customers providing blu eCigs electronic cigarettes to more than 50,000 retail accounts. We also sell electronic cigarettes directly to consumers over the internet. We do not have any written sales agreements with our customers that provide for any backlog orders for electronic cigarettes. Customer orders are shipped primarily from a public distribution warehouse via third party carriers.

Raw Materials and Manufacturing

In our production of cigarettes, we use domestic and foreign grown burley and flue-cured leaf tobaccos, as well as aromatic tobaccos grown primarily in Turkey and other Near Eastern countries. We believe that there is an adequate supply of leaf tobacco of the type and quality we require at competitive prices from a combination of global sources, and that we are not dependent on any one geographic region or country for our requirements. An affiliate of Reynolds American Inc. (“RAI”) manufactures all of our reconstituted tobacco pursuant to our specifications, as set forth in the agreement between us and RAI. Reconstituted tobacco is a form of tobacco material manufactured as a paper-like sheet from small pieces of tobacco that are too small to incorporate into the cigarette directly and may include some tobacco stems, and which is used as a component of cigarette blends.

We purchase our leaf tobacco through tobacco dealers, which contract with leaf growers. Such purchases are made at prevailing market prices in the country of origin. Due to the varying size and quality of annual crops, changes in the value of the U.S. dollar in relation to other foreign currencies and other economic factors, tobacco prices have historically fluctuated. We direct these dealers in the purchase of tobacco according to our specifications for quality, grade, yield, particle size, moisture content, and other characteristics. The dealers purchase and process the whole leaf and then dry and package it for shipment to and storage at our Danville, Virginia facility. We have not experienced any difficulty in purchasing our requirement of leaf tobacco.

We purchased approximately 31.9%, 24.9% and 27.4% of our leaf tobacco from one dealer, Alliance One International, Inc. (“Alliance One”) in 2012, 2011 and 2010. If Alliance One becomes unwilling or unable to supply leaf tobacco to us, we believe that we can readily obtain high quality leaf tobacco from well-established, alternative industry sources. However, we believe that such high quality leaf tobacco may not be available at prices comparable to those we pay to Alliance One.

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

All raw materials used in the manufacture of our electronic cigarettes, with the exception of the liquid flavorings, are produced by various suppliers located in Asia. The liquid flavorings used in our electronic cigarettes, which have varieties with and without nicotine, are manufactured in the U.S. and exported to Asian based manufacturers. All of our electronic cigarettes are manufactured and assembled in Asia and imported to the US.

Research and Development

We have an experienced research and development team that continuously evaluates new products and line extensions and assesses new technologies and scientific advancements to be able to respond to marketplace demands and developing regulatory requirements. Our research and development efforts focus primarily on:

•	developing quality products that appeal to adult consumers;

•	studying and developing consumer-acceptable products with the potential for reduced exposure to smoke constituents or reduced health risk;

•	improving the quality and consistency of existing electronic cigarette products;

•	developing advancements in electronic cigarette technology aimed at improving consumer acceptability and realizing the potential for harm reduction compared to cigarette products;

•

identifying and investigating, through the use of internal and external resources, suspect constituents of cigarette products or their components to determine the feasibility of reduction or elimination;

•	maintaining state-of-the-art knowledge about public health and scientific issues related to cigarettes and electronic cigarettes;

•	developing new, or modifying existing, products and processes to promote quality control and to comply with current and anticipated laws and regulations; and

•	collaborating and cooperating with public and private scientific institutions and encouraging independent research relating to cigarettes and electronic cigarettes.

Tobacco-related research activities include: the analysis of cigarette components, including cigarette paper, filters, tobacco and ingredients, including menthol; analysis of mainstream and sidestream smoke; and modification of cigarette design. We employ advanced scientific equipment in our research efforts, including gas chromatographs, mass spectrographs and liquid chromatographs. We use this equipment to structurally identify and measure the amount of chemical compounds found in cigarette smoke and various tobaccos. These measurements allow us to better understand the relationship between the tobacco, cigarette construction, and the smoke yielded from cigarettes. In addition, advanced biological techniques are developed and used to test the biological impact of tobacco smoke on cells and advance our understanding of potential biomarkers for disease risk.

Information Technology

We are committed to the use of information technology throughout the organization to provide operating effectiveness, cost reduction and competitive advantages. We believe our system platform provides the appropriate level of information in a timely fashion to effectively manage the business. We utilize proven technologies while also continuously exploring new technologies consistent with our information technology architecture strategy. Our information technology environment is anchored by an SAP enterprise resource planning (“ERP”) system designed to meet the processing and analysis needs of our core business operations and financial control requirements. The process control and production methods in our manufacturing operation utilize scanning, radio frequency identification, wireless technologies and software products to monitor and control the manufacturing process. Our primary data center is located at our corporate headquarters and is staffed by an in-house team of experienced information technology professionals. A satellite data center, located at our cigarette manufacturing facility, supports our manufacturing environment. In addition, we have a comprehensive redundancy and disaster recovery plan in place.

Employees

As of December 31, 2012, we had approximately 2,900 full-time employees. As of that date, approximately 1,100 of those employees were represented by labor unions covered by two collective bargaining agreements.

Local Union #317T Greensboro of the Bakery, Confectionery, Tobacco Workers and Grain Millers International Union (AFL-CIO-CLC) represents workers at our Greensboro cigarette manufacturing plant. In August 2011, a new collective bargaining agreement covering this Union was approved, which expires in September 2015. Workers at our Danville, Virginia tobacco storage facility are also represented by Local Union #317T Danville of the Bakery, Confectionery, Tobacco Workers and Grain Millers International Union (AFL-CIO-CLC). In March 2012, a new collective bargaining agreement covering Local Union #317T of Danville was approved, which expires in April 2016. We have historically had an amicable relationship with the unions representing our employees.

We provide a retirement plan, a profit sharing plan and other benefits for our hourly paid employees who are represented by unions. In addition, we provide to our salaried employees a retirement plan, group life, disability and health insurance program and a savings plan. We also maintain an incentive compensation plan for certain salaried employees, and an employee stock purchase plan under which certain full-time employees may purchase shares of Lorillard common stock.

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

We consider the blends of tobacco and the flavor formulas used to make our brands to be trade secrets. These trade secrets are generally not the subject of patents, though various manufacturing processes are patented.

We sold the international rights to substantially all of our major cigarette brands, including Newport, in 1977.

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

The market for electronic cigarettes is evolving at a very fast pace and is very fragmented, with many smaller companies competing with similar product offerings. In the competition for retail presence, blu eCigs has begun the process of differentiating itself from the competition with unique technology, impactful displays and point of sale materials. The method of distribution for many competing companies is predominately over the internet, with only a small number of competitors currently having a significant presence at retail.

Please read the sections entitled “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Business Environment” and “—Selected Industry and Domestic Cigarette Retail Market Share Data” beginning on pages 32 and 40, respectively, for additional information.

Legislation and Regulation

Our business operations are subject to a variety of federal, state and local laws and regulations governing, among other things, the research, development and manufacture of cigarettes; the development of new tobacco products; the publication of health warnings on cigarette packaging and advertising; the marketing and sale of tobacco products; restrictions on smoking in public places; and fire safety standards. From time to time, new legislation and regulations are proposed and reports are published by government sponsored committees and others recommending additional regulation of tobacco products.

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

In June 2009, the Family Smoking Prevention and Tobacco Control Act was enacted granting the Food and Drug Administration (“FDA”) authority to regulate tobacco products. As it relates to cigarettes, the legislation:

•

establishes a Tobacco Products Scientific Advisory Committee to, among other things, evaluate the issues surrounding the use of menthol as a flavoring or ingredient in cigarettes and issue a nonbinding recommendation to the FDA regarding menthol;

•	grants the FDA the regulatory authority to consider and impose broad additional restrictions through a rule making process, including a ban on the use of menthol in cigarettes;

•	requires larger and more severe health warnings, including graphic images, on cigarette packs, cartons, and advertising;

•	bans the use of descriptors on cigarettes, such as “low tar” and “light”;

•	bans the distribution of free samples of cigarettes;

•	requires the disclosure of cigarette ingredients and additives to consumers;

•	requires pre-market approval by the FDA of all new cigarette products, including substantially equivalent products;

•	requires pre-market approval by the FDA for all claims made with respect to reduced risk or reduced exposure products;

•	allows the FDA to review existing products to determine whether these products are substantially equivalent to other products in the market;

•	allows the FDA to require the reduction of nicotine or any other compound in cigarettes;

•	allows the FDA to mandate the use of reduced risk technologies in cigarettes;

•	allows the FDA to place more severe restrictions on the advertising, marketing and sales of cigarettes; and

•	permits inconsistent state regulation of the advertising or promotion of cigarettes and eliminates the existing federal preemption of such regulation.

The legislation permits the FDA to impose restrictions regarding the use of menthol in cigarettes, including a ban, if those restrictions would be appropriate for the public health. Any ban or material limitation on the use of menthol in cigarettes would materially adversely affect our results of operations, cash flows and financial condition. It is possible that such additional regulation, including regulation of menthol short of a ban thereof, could result in a decrease in cigarette sales in the United States (including sales of our brands), increased costs to us, and/or the development of a significant black market for cigarettes, which may have a material adverse effect on our financial condition, results of operations and cash flows.

During 2012, the FDA indicated that it intends to regulate electronic cigarettes under the FSPTCA through the issuance of deeming regulations that would include electronic cigarettes under the definition of a “tobacco product” under the FSPTCA subject to the FDA’s jurisdiction. As of February 11, 2013, the FDA had not taken such action. We cannot predict the scope of such regulations or the impact they may have on our electronic cigarette business, though if enacted, they could have a material adverse effect on our electronic cigarette business in the future.

Environmental Tobacco Smoke

Various publications and studies by governmental entities have reported that environmental tobacco smoke (“ETS”), also called second-hand smoke, presents health risks. In addition, public health organizations have issued statements on the adverse health effects of ETS, and scientific papers have been published that address the health problems associated with ETS exposure. Various states, cities and municipalities have restricted public smoking in recent years, and these restrictions have been based at least in part on the publications regarding the health risks believed to be associated with ETS exposure.

The governmental entities that have published these reports have included the Surgeon General of the United States, first with a report focused on the health risks of ETS in 1986 and again in 2006. The 2006 report, for instance, concluded that there is no risk-free level of exposure to ETS. In 2000, the Department of Health and Human Services listed ETS as a known human carcinogen. In 1993, the U.S. Environmental Protection Agency concluded that ETS is a human lung carcinogen in adults and causes respiratory effects in children. The Surgeon General also addressed the health risks of ETS in the 2010 Report of the Surgeon General on “How Tobacco

Smoke Causes Disease: The Biology and Behavioral Basis for Smoking-Attributable Disease” (“2010 Surgeon General Report”).

Agencies of state governments also have issued publications regarding ETS, including reports by California entities that were published in 1997, 1999 and 2006. In the 2006 study, the California Air Resources Board determined that ETS is a toxic air contaminant. Based on these or other findings, public health concerns regarding ETS have lead and could continue to lead to the imposition of additional restrictions on public smoking, including bans, which could have a material adverse effect on our business, financial condition, results of operations and cash flows in the future.

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

A New York law which became effective in June 2004 requires cigarettes sold in that state to meet a mandated standard for ignition propensity. We developed proprietary technology to comply with the standards and were compliant by the effective date. Since the passage of the New York law, an additional 49 states and the District of Columbia have passed similar laws utilizing the same technical standards. The effective dates of these laws range from May 2006 to January 2011. Beginning November 1, 2009, all of our cigarettes were manufactured using this technology.

Other similar laws and regulations have been enacted or considered by other state and local governments and may include electronic cigarettes as well as cigarettes. We cannot predict the impact which these regulations may have on our business, though if enacted, they could have a material adverse effect on our business, financial condition, results of operations and cash flows in the future.

Excise Taxes and Assessments

Cigarettes are subject to substantial federal, state and local excise taxes in the United States and, in general, such taxes have been increasing. Effective April 1, 2009, the federal excise tax on cigarettes increased to $50.33 per thousand cigarettes (or $1.0066 per pack of 20 cigarettes) from $19.50 per thousand cigarettes (or $0.39 per pack of 20 cigarettes). State excise taxes, which are levied upon and paid by the distributors, are also in effect in the fifty states, the District of Columbia and many municipalities. During 2012 state excise tax increases on cigarette sales were implemented in two states ranging from $0.04 per pack to $1.00 per pack. For the twelve months ended December 31, 2012, the combined state and municipal taxes ranged from $0.17 to $5.85 per pack of cigarettes.

A federal law enacted in October 2004 repealed the federal supply management program for tobacco growers and compensated tobacco quota holders and growers with payments to be funded by an assessment on tobacco manufacturers and importers. Cigarette manufacturers and importers are responsible for paying 91.6% of a $10.14 billion payment to tobacco quota holders and growers over a ten-year period which will expire in 2014. The law provides that payments will be based on shipments for domestic consumption.

Electronic cigarettes are generally not subject to federal, state and local excise taxes. However, one state has imposed an excise tax on electronic cigarettes and certain other jurisdictions are considering imposing excise taxes and other restrictions on electronic cigarettes.

Separation Agreement with Loews Corporation

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

Available Information

We are listed on the NYSE under the symbol “LO.” Our principal offices are located at 714 Green Valley Road, Greensboro, North Carolina 27408. Our telephone number is (336) 335-7000. Our corporate website is located at www.lorillard.com, and our filings pursuant to Section 13(a) of the Exchange Act are available free of charge on our website under the tabs “Investor Relations—Financial Reporting—SEC Filings” as soon as reasonably practicable after such filings are electronically filed with the SEC. Our Corporate Governance Guidelines, Code of Business Conduct and Ethics and charters for the audit, compensation and nominating and corporate governance committees of our Board of Directors are also available on our website under the tabs, “Investor Relations—Governance” and printed copies are available upon request. The information contained on our website is not, and shall not be deemed to be, a part of this Annual Report on Form 10-K or incorporated into any other filings we make with the SEC, except to the extent that we specifically incorporate it by reference into such filing.

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

In June 2009, the Family Smoking Prevention and Tobacco Control Act was enacted granting the FDA authority to regulate tobacco products. As it relates to cigarettes, the legislation:

•

establishes a Tobacco Products Scientific Advisory Committee to, among other things, evaluate the issues surrounding the use of menthol as a flavoring or ingredient in cigarettes and issue a nonbinding recommendation to the FDA regarding menthol;

•	grants the FDA the regulatory authority to consider and impose broad additional restrictions through a rule making process, including a ban on the use of menthol in cigarettes;

•	requires larger and more severe health warnings, including graphic images, on cigarette packs, cartons and advertising;

•	bans the use of descriptors on cigarettes, such as “low tar” and “light”;

•	requires the disclosure of cigarette ingredients and additives to consumers;

•	requires pre-market approval by the FDA of all new cigarette products, including substantially equivalent products;

•	requires pre-market approval by the FDA for claims made with respect to reduced risk or reduced exposure products;

•	allows the FDA to require the reduction of nicotine or any other compound in cigarettes;

•	allows the FDA to mandate the use of reduced risk technologies in cigarettes;

•	allows the FDA to place more severe restrictions on the advertising, marketing and sales of cigarettes; and

•	permits possible inconsistent state and local regulation of the advertising or promotion of cigarettes and eliminates the existing federal preemption of such regulation.

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

In addition, products introduced on or after March 22, 2011 require pre-market approval by the FDA which may be subject to similar or more restrictive procedures. One component of our strategic plan is the introduction of new cigarette products in adjacent market segments, in which we do not have a significant presence. We have submitted a number of requests for approval of substantially equivalent new products with the FDA. Although we believe that the statutory language of the FSPTCA suggests the pre-market approval process should take 90 days for substantially equivalent new products, the FDA has not approved any substantially equivalent new product applications by us or anyone else in the industry as of February 11, 2013. We believe our ability to execute our strategic plan has been negatively impacted by the delay in the FDA’s new product approval process.

As of February 11, 2013, Lorillard Tobacco is a defendant in approximately 7,203 tobacco-related lawsuits, including approximately 665 cases in which Lorillard, Inc. is a co-defendant. These cases, which are extremely costly to defend, could result in substantial judgments against Lorillard Tobacco and/or Lorillard, Inc.

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

In December 2010, a Massachusetts jury awarded damages, including punitive damages, from Lorillard Tobacco in a Conventional Product Liability Case, Evans v. Lorillard Tobacco Company (Superior Court, Suffolk County, Massachusetts). In September 2011, the court reduced the compensatory damages awarded to the estate of a deceased smoker to $25 million and reduced the award to the deceased smoker’s son to $10 million. The court declined to reduce the jury’s award of $81 million in punitive damages. In September 2011, the court entered a judgment that reflected the jury’s damages awards and the court’s reductions following trial. The judgment awarded plaintiffs interest on each of the three damages awards at the rate of 12% per year from the date the case was filed in 2004. Interest on the three awards will continue to accrue until either the judgment is paid or is vacated on appeal. The judgment permitted plaintiff’s counsel to request an award of attorneys’ fees and costs. In November 2011, the court granted in part plaintiff’s counsel’s application for attorneys’ fees and costs and has awarded approximately $2.4 million in fees and approximately $225,000 in costs. The court entered a final judgment that incorporated the amounts of the verdicts, as reduced by the trial court, the awards of interest, and the awards of attorneys’ fees and costs. Lorillard Tobacco has noticed an appeal from the final judgment to the Massachusetts Appeals Court. In March 2012, plaintiff’s application for direct appellate review was granted, transferring the appeal to the Massachusetts Supreme Judicial Court. The parties’ arguments in this appeal were heard in December 2012. It is possible that the verdict in this case could lead to additional litigation.

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

The 2006 ruling by the Florida Supreme Court in Engle also permitted members of the Engle class to file individual claims, including claims for punitive damages. The Florida Supreme Court held that these individual plaintiffs are entitled to rely on a number of the jury’s findings in favor of the plaintiffs in the first phase of the Engle trial. These findings included that smoking cigarettes causes a number of diseases; that cigarettes are addictive or dependence-producing; and that the defendants, including Lorillard Tobacco and Lorillard, Inc., were negligent, breached express and implied warranties, placed cigarettes on the market that were defective and unreasonably dangerous, and concealed or conspired to conceal the risks of smoking. Lorillard Tobacco is a defendant in approximately 4,565 cases pending in various state and federal courts in Florida that were filed by members of the Engle class (the “Engle Progeny Cases”), including 662 cases in which Lorillard, Inc. is a co-defendant.

As of February 11, 2013, trial was underway in one Engle Progeny case in which Lorillard Tobacco is a defendant: the case of Evers v. R.J. Reynolds Tobacco Company, et al. (Circuit Court, Thirteenth Judicial Circuit, Hillsborough County, Florida). Lorillard, Inc. is not a defendant in this trial. As of February 11, 2013, Lorillard Tobacco and Lorillard, Inc. are defendants in Engle Progeny Cases that have been placed on courts’ 2013 trial calendars or in which specific trial dates have been set. Trial schedules are subject to change and it is not possible to predict how many of the Engle Progeny Cases pending against Lorillard Tobacco or Lorillard, Inc. will be tried in 2013. It also is not possible to predict whether some courts will implement procedures that consolidate multiple Engle Progeny Cases for trial.

Trials of some of the Engle Progeny Cases have resulted in verdicts that have awarded damages from cigarette manufacturers, including us.

As of February 11, 2013, plaintiffs in nine Engle Progeny Cases were awarded compensatory damages from Lorillard Tobacco. In three of the nine cases, plaintiffs were awarded punitive damages from Lorillard Tobacco. In one of the cases, the court awarded damages to the plaintiff from the defendants, including Lorillard Tobacco, following trial. Lorillard, Inc. was not a defendant in any of these nine cases. The nine cases are listed below in the order in which the verdicts were returned:

•

In Mrozek v. Lorillard Tobacco Company (Circuit Court, Fourth Judicial Circuit, Duval County, Florida), the jury awarded plaintiffs a total of $6 million in compensatory damages and $11.3 million in punitive damages. The jury apportioned 35% of the fault for the smoker’s injuries to the smoker and 65% to Lorillard Tobacco. The final judgment entered by the trial court reflected the jury’s verdict and awarded plaintiff $3,900,588 in compensatory damages and $11,300,000 in punitive damages plus 6% annual interest. A motion filed by Lorillard Tobacco to disqualify the trial judge based on comments he made in another Engle Progeny trial was denied in July 2012 and a petition filed by Lorillard Tobacco requesting that the Florida First District Court of Appeal review that decision was denied in January 2013. In December 2012, the Florida First District Court of Appeal affirmed the final judgment awarding compensatory and punitive damages. Lorillard Tobacco has filed a motion for rehearing of the appellate court opinion. The appellate court provisionally granted plaintiff’s motion for appellate attorneys’ fees, ruling that the trial court is authorized to award appellate fees if the trial court determines entitlement to attorneys’ fees. As of February 11, 2013, the trial court had not ruled on plaintiff’s motion for costs and attorneys’ fees.

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

•

In Jewett v. R.J. Reynolds Tobacco Co., et al. (Circuit Court, Duval County, Florida), the jury awarded the estate of the decedent $692,981 in compensatory damages and awarded the plaintiff $400,000 for loss of companionship. The jury assessed 70% of the responsibility for the decedent’s injuries to the decedent, 20% to R.J. Reynolds and 10% to Lorillard Tobacco. The jury determined that no punitive damages were warranted. The final judgment entered by the trial court reflected the jury’s verdict and awarded plaintiff a total of $109,298 from Lorillard Tobacco plus 6% annual interest. In June 2012, an agreement was reached between the parties as to the amount of costs and attorneys’ fees incurred and plaintiff’s motion for costs and attorneys’ fees was withdrawn. In November 2012, the Florida First District Court of Appeal reversed the judgment awarding compensatory damages and ordered the case returned to the trial court for a new trial. In January 2013, the appellate court denied a motion filed by the plaintiff for rehearing of the decision reversing the judgment.

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

•

In Sury v. R.J. Reynolds Tobacco Company, et al., (Circuit Court, Duval County, Florida), the jury awarded plaintiff $1,000,000 in compensatory damages and assessed 60% of the responsibility for the decedent’s injuries to the decedent, 20% to Lorillard Tobacco and 20% to R.J. Reynolds. The jury returned a verdict for the defendants regarding whether punitive damages were warranted. In March 2012, the court entered a final judgment against defendants in the amount of $1,000,000 plus 4.75% annual interest, declining to apply the jury’s comparative fault findings to causes of action alleging intentional conduct. Defendants have noticed an appeal to the Florida First District Court of Appeal from the final judgment that awarded compensatory damages to the plaintiff. In December 2012, Lorillard Tobacco reached an agreement with the plaintiff to resolve the trial costs and fees, should the judgment be upheld on appeal.

•

In Alexander v. Lorillard Tobacco Company, et al. (Circuit Court, Eleventh Judicial Circuit, Miami-Dade County, Florida) the jury awarded plaintiff $20,000,000 in compensatory damages and $25,000,000 in punitive damages. Lorillard Tobacco is the only defendant in this case. The jury apportioned 20% of the fault for the smoker's injuries to the smoker and 80% to Lorillard Tobacco. In March 2012, the court entered a final judgment that applied the jury’s comparative fault determination to the court’s award of compensatory damages, awarding the plaintiff $16,000,000 in compensatory damages and $25,000,000 in punitive damages from Lorillard Tobacco. In May 2012, the court granted a motion by Lorillard Tobacco to lower the amount of compensatory damages and reduced the amount awarded to $10,000,000 from Lorillard Tobacco. Other post-trial motions challenging the verdict were denied. The court entered an amended final judgment that applied the jury’s comparative fault determination to the court’s award of compensatory damages, awarding the plaintiff $8,000,000 in compensatory damages and $25,000,000 in punitive damages, plus the statutory rate of interest, should the judgment be upheld on appeal. Lorillard Tobacco has noticed an appeal from the amended final judgment to the Florida Third District Court of Appeal. Plaintiff filed a motion for attorneys’ fees and costs. In September 2012, an agreement was reached between the parties as to the amount of costs and attorneys’ fees incurred.

•

In Calloway v. R.J. Reynolds Tobacco Company, et al. (Circuit Court, Seventeenth Judicial Circuit, Broward County, Florida), the jury awarded plaintiff and a daughter of the decedent a total of $20,500,000 in compensatory damages. The jury apportioned 20.5% of the fault for the smoker’s injuries to the smoker, 27% to R.J. Reynolds, 25% to Philip Morris, 18% to Lorillard Tobacco, and 9.5% to Liggett. The jury awarded $12,600,000 in punitive damages from Lorillard Tobacco and $42,250,000 from the other defendants, for a total punitive damages award of $54,850,000. In August 2012, the court granted a post-trial motion by the defendants and lowered the compensatory damages award to $16,100,000. The court also ruled that the jury’s finding on the plaintiff’s percentage of comparative fault would not be applied to reduce the compensatory damage award because the jury found in favor of the plaintiff on her claims alleging intentional conduct. In August 2012, the court entered final judgment against defendants in the amount of $16,100,000 in compensatory damages and $54,850,000 in punitive damages, plus the statutory rate of interest, which is currently 4.75%. Lorillard Tobacco is liable for $12,600,000 of the total punitive damages award. The final judgment also granted plaintiff’s application for costs and attorneys’ fees, but as of February 11, 2013, the trial court had not awarded an amount. Defendants have noticed an appeal from the final judgment to the Florida Fourth District Court of Appeal.

•

In Evers v. R.J. Reynolds Tobacco Company, et al. (Circuit Court, Thirteenth Judicial Circuit, Hillsborough County, Florida), the jury awarded plaintiff and the estate of the decedent a total of $3,230,000 in compensatory damages. The jury apportioned 31% of the fault for the smoker’s injuries to the smoker, 60% to R.J. Reynolds and 9% to Lorillard Tobacco. The jury found that punitive damages against Lorillard Tobacco were not warranted. The jury determined that punitive damages were warranted against R.J. Reynolds Tobacco Company. As of February 11, 2013, the trial had not proceeded to a second phase to determine the amount of punitive damages, if any.

As of February 11, 2013, verdicts have been returned in 71 Engle Progeny Cases in which neither Lorillard Tobacco nor Lorillard, Inc. were defendants since the Florida Supreme Court issued its 2006 ruling. Juries awarded compensatory damages and punitive damages in 24 of these trials. The punitive damages awards have totaled approximately $625 million and have ranged from $20,000 to $244 million. In 20 of the trials, juries awarded only compensatory damages. In the 27 other trials, juries found in favor of the defendants. In some of the trials decided in the defendants’ favor, plaintiffs have filed motions challenging the verdicts. It is not possible to predict the final outcome of this litigation.

Various intermediate state and federal Florida appellate courts have issued rulings that address the scope of the preclusive effect of the findings from the first phase of the Engle trial, including whether those findings relieve plaintiffs from the burden of proving certain legal elements of their claims. In July 2010, the United States Court of Appeals for the Eleventh Circuit reversed the decision of the trial court in the Bernice Brown case, finding that it was premature to address the extent of any preclusive effect of the Engle Phase I findings until the scope of the factual issues decided in Engle Phase I was determined by the trial court. In December 2010, in the Martin case, the Florida First District Court of Appeal disagreed with the Bernice Brown ruling and found that the trial court correctly construed the Florida Supreme Court’s 2006 Engle decision and that it properly instructed the jury on the preclusive effect of certain of the Engle jury’s findings. In September 2011, in the Jimmie Lee Brown case, the Florida Fourth District Court of Appeal had a different interpretation of the effect of the 2006 Engle decision on plaintiff’s claims than both the Bernice Brown and Martin courts. In December 2011, the U.S. District Court for the Middle District of Florida, in the Waggoner case, found that the Florida Supreme Court’s 2006 Engle decision to give the Engle Phase I findings preclusive effect, in conjunction with the Martin and Jimmie Lee Brown cases, was a constitutionally permissible application of Florida law. Since the

Martin and Jimmie Lee Brown decisions, 15 other verdicts awarding damages to plaintiffs have been affirmed in intermediate state Florida appellate courts. The Florida Supreme Court has granted review in one of those cases, the Douglas case, to address the issue of whether a tobacco manufacturer’s due process rights are violated by relying upon the Engle Phase I findings. The Florida Supreme Court heard argument in September 2012. The due process issue is also currently on appeal in the United States Court of Appeals for the Eleventh Circuit in the Duke and Walker cases. The Duke appeal has been stayed pending the Florida Supreme Court’s decision on Douglas. A joint motion to consolidate the Duke and Walker appeals and suspend any further activity on those appeals until after the Florida Supreme court’s decision on Douglas is also pending.

In connection with the Engle Progeny Cases, Lorillard and various other tobacco manufacturing defendants face various legal issues that could materially affect the outcome of the Engle cases. These legal issues include, but are not limited to, the application of the statute of limitations and statute of repose, the ability of an Engle plaintiff to pursue a claim against defendants that did not manufacture or market the cigarettes plaintiff smoked, the constitutionality of a cap on the amount of a bond necessary to obtain an automatic stay of a post-trial judgment, and whether a plaintiff’s representative may continue an existing lawsuit or file a new lawsuit after that the original plaintiff has died. Various intermediate Florida appellate courts and Florida Federal Courts have issued rulings on these issues.

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

In 2009, a three judge panel of the Court of Appeals upheld substantially all of the District Court’s final judgment and remedial order. In June 2010, the U.S. Supreme Court denied the parties’ petitions seeking review of the case. The case has been returned to the U.S. District Court, District of Columbia for implementation of the Court of Appeals’ directions in its 2009 ruling and for entry of an amended final judgment. As of February 11, 2013, the trial court had not entered the amended final judgment.

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

The U.S. Surgeon General has issued reports regarding the risks of cigarette smoking to non-smokers that could result in additional litigation against cigarette manufacturers, additional restrictions placed on the use of cigarettes, and additional regulations placed on the manufacture or sale of cigarettes.

In a report entitled “The Health Consequences of Involuntary Exposure to Tobacco Smoke: A Report of the Surgeon General, 2006,” the U.S. Surgeon General summarized conclusions from previous Surgeon General’s reports concerning the health risks to non-smokers from exposure to ETS, also called second-hand smoke. According to this report, scientific evidence supported six major conclusions:

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

The Surgeon General also addressed the health risks to non-smokers from exposure to ETS in the 2010 Surgeon General Report. These reports could form the basis of additional litigation against cigarette manufacturers, including us. The reports have been and in the future could be used to support litigation against us or other cigarette manufacturers. It also is possible that the Surgeon General’s report could result in additional restrictions placed on cigarette smoking or in additional regulations placed on the manufacture or sale of cigarettes. It is possible that such additional restrictions or regulations could result in a decrease in cigarette sales in the United States, including sales of our brands. These developments may have a material adverse effect on our financial condition, results of operations, and cash flows.

We have substantial payment obligations under the State Settlement Agreements which will have a material adverse effect on our cash flows and operating income in future periods.

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

Under the State Settlement Agreements, we paid $1.348 billion in 2012 and estimate that we will pay between $1.350 billion and $1.400 billion in 2013, primarily based on 2012 estimated industry volume. Annual payments under the State Settlement Agreements are required to be paid in perpetuity and are based, among other things, on our domestic market share and unit volume of domestic shipments, with respect to the MSA, in the year preceding the year in which payment is due, and, with respect to the Initial State Settlements, in the year in which payment is due.

In the fourth quarter 2011, RAI, the parent of RJR Tobacco, announced a change to a mark-to-market pension accounting method. Such method of accounting for pension and postretirement benefits results in the recognition of actuarial gains and losses on pension and postretirement plan assets or benefit obligations in the year it is incurred rather than amortized over the average future service period of the active employees in such plans. Amounts due under the State Settlement Agreements are impacted by a number of factors, including industry volume, market share and industry operating profits. As a result of the change to mark-to-market pension accounting announced by RAI, the industry operating profits as defined in the State Settlement Agreements may be impacted positively or negatively in any given year. For example, in 2012 RAI’s mark-to-market pension adjustment resulted in a $8 million reduction in our obligations under the State Settlement Agreements. It is possible that our State Settlement Agreement obligations, results of operations, cash flows and financial position could be materially adversely affected by RAI’s mark-to-market adjustments in the future.

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

Consumer health concerns and changes in regulations are likely to require us to introduce new products or make substantial changes to existing products. For example, all 50 states and the District of Columbia require cigarette manufacturers to reduce the ignition propensity of their products. We believe that there may be increasing pressure from public health authorities to develop a conventional cigarette, an alternative cigarette or an alternative tobacco product that provides a demonstrable reduced risk of adverse health effects. Certain of the other major cigarette makers have already developed and marketed alternative cigarette products. We may not be able to develop a reduced risk or reduced exposure product that the FDA allows to be marketed or is acceptable to consumers. In addition, the costs associated with developing any such new products and technologies could be substantial.

We face intense competition and our failure to compete effectively could have a material adverse effect on our profitability and results of operations.

We compete primarily on the basis of product quality, brand recognition, brand loyalty, service, marketing, advertising and price. We are subject to highly competitive conditions in all aspects of our business. The competitive environment and our competitive position can be significantly influenced by weak economic conditions, erosion of consumer confidence, competitors’ introduction of low-priced products or innovative products, increased competitive discounting and other promotional activity, higher excise taxes, higher absolute prices and larger gaps between price categories, and product regulation that diminishes the ability to differentiate cigarette products.

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

The market for electronic cigarettes is evolving at a very fast pace and is very fragmented, and we compete with many smaller companies with similar product offerings. The method of distribution for many competing companies is predominately over the internet, with only a small number of competitors currently having a significant presence at retail.

We are subject to important limitations on advertising and marketing cigarettes that could harm our competitive position.

Television and radio advertisements of cigarettes have been prohibited since 1971. Under the State Settlement Agreements, we generally cannot use billboard advertising, cartoon characters, sponsorship of concerts, non-tobacco merchandise bearing Lorillard’s brand names and various other advertising and marketing techniques. In addition, the MSA prohibits the targeting of youth in advertising, promotion or marketing of cigarettes. Accordingly, we have determined not to advertise our cigarettes in magazines with large readership among people under the age of 18. In June 2009, the federal Family Smoking Prevention and Tobacco Control Act was enacted granting authority over the regulation of cigarettes to the FDA. Pursuant to the FSPTCA, the FDA reissued a set of marketing and sales restrictions originally promulgated in 1995 as part of an unsuccessful effort by the agency to assert jurisdiction over cigarettes. The FSPTCA contains other restrictions on the advertising, marketing and sale of cigarette products more stringent than those found in the original FDA rule. In addition, many states, cities and counties have enacted legislation or regulations further restricting tobacco advertising, marketing and sales promotions, and others may do so in the future. Additional restrictions may be imposed or agreed to in the future. These limitations may make it difficult to maintain the value of an existing brand if sales or market share decline for any reason. Moreover, these limitations significantly impair the ability of cigarette manufacturers, including us, to launch new premium brands.

The potential regulation of electronic cigarettes by the Food and Drug Administration may materially adversely affect our electronic cigarette business.

During 2012, the FDA indicated that it intends to regulate electronic cigarettes under the FSPTCA through the issuance of deeming regulations that would include electronic cigarettes under the definition of a “tobacco product” under the FSPTCA subject to the FDA’s jurisdiction. As of February 11, 2013, the FDA had not taken such action. The application of the FSPTCA to electronic cigarettes could impose, among other things, restrictions on the advertising, marketing and sale of electronic cigarettes, the use of certain flavorings and introducing new products. See “The regulation of cigarettes by the Food and Drug Administration may materially adversely affect our business” above for additional information on the FSPTCA restrictions applicable to cigarettes. We cannot predict the scope of such regulations or the impact they may have on our electronic cigarette business, though if enacted, they could have a material adverse effect on our electronic cigarette business in the future.

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

The federal excise tax on cigarettes was last increased on April 1, 2009 from $0.39 per pack to $1.0066 per pack to finance health insurance for children. For the twelve months ended December 31, 2012, combined state and local excise taxes ranged from $0.17 to $5.85 per pack of cigarettes. Various states and localities have raised the excise tax on cigarettes substantially in recent years. During 2012, state excise tax increases on cigarette sales were implemented in two states ranging from $0.04 per pack to $1.00 per pack. It is our expectation that several states will propose further increases in 2013 and in subsequent years. We believe that increases in excise and similar taxes have had an adverse impact on sales of cigarettes. In addition, we believe that the 2009 increase in the federal excise tax, as well as possible future increases, the extent of which cannot be predicted, compounded by poor economic conditions, could result in further volume declines for the cigarette industry, including us, and an increased sales shift toward lower priced discount cigarettes rather than premium brands.

We are dependent on the domestic cigarette business, which we expect to continue to contract.

Although we conduct business in Puerto Rico, Guam and the U.S. Virgin Islands, our cigarette business in the 50 states of the United States (the “domestic cigarette market”) is currently our only significant business and has generally been contracting. We do not have foreign cigarette sales that could offset these effects, as we sold the international rights to substantially all of our cigarette brands, including Newport, in 1977. As a result of price increases, restrictions on advertising and promotions, increases in regulation and excise taxes, health concerns, a decline in the social acceptability of smoking, increased pressure from anti-tobacco groups and other factors, industry-wide domestic cigarette shipments have decreased at a compound annual rate of approximately 3.7% during the period 2002 through 2012. Industry-wide domestic cigarette shipments decreased by an estimated 2.3% for 2012 compared to 2011, 3.5% for 2011 compared to 2010, 3.8% for 2010 compared to 2009 and 8.6% for 2009 compared to 2008. We expect the domestic cigarette market to continue to contract, which could have a material adverse effect on our results of operation and financial condition.

We derive most of our revenue from one brand.

Our largest selling brand, Newport, accounted for approximately 87.0% of our consolidated net sales for 2012. Our principal strategic plan revolves around the marketing and sales promotion in support of the Newport brand. We cannot ensure that we will continue to successfully implement our strategic plan with respect to Newport or that implementation of our strategic plan will result in the maintenance, growth or profitability of the Newport brand.

The use of significant amounts of promotion expenses and sales incentives in response to competitive actions and market price sensitivity may have a material adverse impact on our business.

Since 1998, the cigarette market has been increasingly price competitive due to the impact of, among other things, higher state and local excise taxes and the market share of deep discount brands. In response to these and other competitor actions and pricing pressures, we have engaged in the significant use of promotional expenses and sales incentives. The cost of these measures could have a material adverse impact on our business. We regularly review the results of our promotional spending activities and adjust our promotional spending programs in an effort to maintain our competitive position. Accordingly, unit sales volume and sales promotion costs in any period are not necessarily indicative of sales and costs that may be realized in subsequent periods.

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

We produce all of our traditional cigarettes at our Greensboro, North Carolina manufacturing facility. If our manufacturing plant is damaged, destroyed or incapacitated or we are otherwise unable to operate our manufacturing facility, we may be unable to produce cigarettes and may be unable to meet customer demand which could have a material adverse effect on our sales volume, revenue and profits.

We rely on a small number of suppliers for certain of our leaf tobacco and reconstituted tobacco.

We purchased approximately 31.9%, 24.9% and 27.4% of our leaf tobacco through one supplier in 2012, 2011 and 2010, Alliance One International, Inc. (“Alliance One”). If Alliance One becomes unwilling or unable to supply leaf tobacco to us, we believe that leaf tobacco may not be available at prices comparable to those we pay to Alliance One, which could have a material adverse effect on our future profits. In addition, we purchase all of our reconstituted tobacco from one supplier, which is an affiliate of RAI, one of our major competitors. Reconstituted tobacco is a form of tobacco material manufactured as a paper-like sheet from small pieces of tobacco that are too small to incorporate into the cigarette directly and may include some tobacco stems, and which is used as a component of cigarette blends. If RAI becomes unwilling or unable to supply us and we are unable to find an alternative supplier on a timely basis, our operations could be disrupted resulting in lower production levels and reduced sales, which could have a material adverse effect on our sales volume, revenue and profits in the future.

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

Our business could be materially adversely affected by any failure, interruption or security lapse of our information technology systems.

Our ability to effectively manage our business depends significantly on our information systems. The failure of our current systems, or future upgrades, to operate effectively or to integrate with other systems, could result in transaction errors, processing inefficiencies, and the loss of sales and customers, disrupting our business. In addition, cybersecurity threats are evolving and include, but are not limited to, malicious software, attempts to gain unauthorized access to data, denial of service attacks and other electronic security breaches that could lead to disruptions in critical systems, unauthorized release of confidential or otherwise protected information and corruption of data. Although we have in place various processes, procedures and controls to monitor and mitigate these threats, there can be no assurance that these will be sufficient to prevent a material security threat. If any of these events were to materialize, they could lead to disruption of our operations, loss of sensitive information or damage to our reputation, and could have a material adverse effect on our financial position, results of operations, or cash flows.

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

Our cigarette manufacturing facility is located on approximately 80 acres in Greensboro, North Carolina. This 854,300 square-foot plant contains modern high-speed cigarette manufacturing machinery. The Greensboro facility also includes a warehouse with shipping and receiving areas totaling 187,300 square feet. In addition, we own tobacco receiving and storage facilities totaling approximately 1,400,000 square feet in Danville, Virginia. Our executive offices are located in a 130,000 square-foot, four-story office building in Greensboro. Our 93,800 square-foot research facility is also located in Greensboro.

Our principal properties are owned in fee and generally we own all of the machinery we use. We believe that our properties and machinery are in generally good condition. We lease sales offices in major cities throughout the United States, a cold-storage facility in Greensboro and warehousing space in 18 public distribution warehouses located throughout the United States.

We lease an office for headquarters, marketing and administrative personnel in our electronic cigarettes business in Charlotte, NC as well as an office for product development in Campbell, CA. We also lease a warehouse with shipping and receiving areas totaling approximately 7,200 square feet in Charlotte, NC that is used for the fulfillment of consumer orders over the internet.

Item 3.	LEGAL PROCEEDINGS

Information regarding legal proceedings is set forth in Note 22 “Legal Proceedings” to our Consolidated Financial Statements included in Part II, Item 8 of this report, which is incorporated herein by reference.

Item 4.	MINE SAFETY DISCLOSURES

None.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES.

Our Common Stock began trading “regular way” on the NYSE under the symbol “LO” on June 10, 2008. There were 77 shareholders of record as of February 13, 2013. This figure excludes any estimate of the indeterminate number of beneficial holders whose shares may be held of record by brokerage firms and clearing agencies. The following table presents the high and low sales prices of our Common Stock on the NYSE as well as cash dividends declared per share during the fiscal quarters indicated:

Common Stock Market Price	Price per Share		Cash Dividends Declared Per Share
	High	Low
2012
Fourth Quarter	$41.09	$37.23	$0.5167
Third Quarter	46.55	38.59	0.5167
Second Quarter	45.98	39.99	0.5167
First Quarter	43.98	35.80	0.5167
2011
Fourth Quarter	$40.00	$35.49	$0.4333
Third Quarter	37.89	32.46	0.4333
Second Quarter	38.97	31.48	0.4333
First Quarter	32.35	24.13	0.4333

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

In 2012, we paid cash dividends of $202 million, $203 million, $203 million and $199 million on March 9, 2012, June 11, 2012, September 10, 2012 and December 10, 2012, respectively. In 2011, we paid cash dividends of $188 million, $185 million, $177 million and $173 million on March 11, 2011, June 10, 2011, September 12, 2011 and December 12, 2011, respectively. In 2010, we paid cash dividends of $155 million, $152 million, $171 million and $167 million on March 11, 2010, June 11, 2010, September 10, 2010 and December 13, 2010, respectively. We expect to continue to pay cash dividends on our Common Stock.

Stock Split

In the fourth quarter of 2012, the Board of Directors declared a three-for-one split of the Company’s common stock. The record date of the stock split was December 14, 2012 and the additional shares were distributed January 15, 2013. All shares and per share amounts in this filing have been adjusted for all periods presented for the stock split. For additional information, see Note 1, “Basis of Presentation,” Note 17, “Share-based Compensation” and Note 18, “Share Repurchase Programs.”

Performance Graph

The following graph compares the cumulative total shareholder return on our Common Stock from June 10, 2008, the date our Common Stock commenced trading on a “when issued” basis, to December 31, 2012 with the comparable cumulative return of (i) the S&P 500 Index and (ii) the S&P Tobacco Index. The graph assumes $100 was invested on June 10, 2008 in our Common Stock and in each of the indices and assumes that all cash dividends are reinvested. The table below the graph shows the dollar value of those investments as of the dates in the graph. The comparisons in the graph are required by the SEC and are not intended to forecast or be indicative of future performance of our Common Stock.

	06/10/08	06/30/08	12/31/08	06/30/09	12/31/09	06/30/10	12/31/10	06/30/11	12/31/11	06/30/12	12/31/12
Lorillard Common Stock	100.00	90.25	75.59	93.59	113.75	104.84	122.96	167.76	179.85	213.29	193.35
S&P 500 Index	100.00	94.32	67.46	69.60	85.32	79.64	98.17	104.08	100.24	109.75	116.28
S&P 500 Tobacco Index	100.00	98.68	86.85	92.49	109.09	108.49	139.31	161.60	190.04	218.86	209.85

The performance graph and related information above shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In the fourth quarter of 2012, we repurchased the following number of shares of our Common Stock:

(In millions, except for per share amounts)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2012 – October 31, 2012	2.0	$38.66	2.0	$337
November 1, 2012 – November 30, 2012	3.0	38.96	3.0	$220
December 1, 2012 – December 31, 2012	2.8	39.51	2.8	$109

Total	7.8	$39.08	7.8

The shares repurchased were acquired under the share repurchase program authorized by the Board of Directors on August 21, 2012 for a maximum of $500 million. All repurchases were made in open market transactions. We record the repurchase of shares of Common Stock at cost based on the transaction date of the repurchase. As of December 31, 2012, the maximum dollar value of shares that could yet be purchased under the August 21, 2012 repurchase program was $109 million.

Item 6.	SELECTED FINANCIAL DATA

The following table includes our selected historical consolidated financial information as of the dates and for the periods indicated. The selected historical consolidated financial information as of and for the years ended December 31, 2008 through 2012 have been derived from our audited financial statements. You should read the following selected historical consolidated financial data in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes appearing herein.

	Years Ended December 31,
(In millions, except per share data)	2012	2011	2010	2009	2008
Results of Operations:
Net sales (1)	$6,623	$6,466	$5,932	$5,233	$4,204
Cost of sales (1)	4,241	4,123	3,809	3,327	2,434

Gross profit	2,382	2,343	2,123	1,906	1,770
Selling, general and administrative (2)	504	451	398	365	355

Operating income (3)	1,878	1,892	1,725	1,541	1,415
Investment income (4)	4	3	4	5	20
Interest expense	(154)	(125)	(94)	(27)	(1)

Income before income taxes	1,728	1,770	1,635	1,519	1,434
Income taxes	629	654	606	571	547

Net income	$1,099	$1,116	$1,029	$948	$887

Diluted weighted average number of shares outstanding (5)	390.13	418.06	455.19	493.78	516.26
Diluted earnings per share (5)	$2.81	$2.66	$2.25	$1.91	$1.71
Dividends per share (5)	$2.07	$1.73	$1.42	$1.28	$1.56
Ratio of earnings to fixed charges	12.2	15.2	18.4	57.3	N/M
Segment data:
Net sales
Cigarettes (1)	$6,562	$6,466	$5,932	$5,233	$4,204
Electronic cigarettes	61	—	—	—	—

	$6,623	$6,466	$5,932	$5,233	$4,204

Operating income
Cigarettes	$1,877	$1,892	$1,725	$1,541	$1,415
Electronic cigarettes	1	—	—	—	—

	$1,878	$1,892	$1,725	$1,541	$1,415

(1)	Includes excise taxes of $1,987, $2,014, $1,879, $1,547 and $712 million, respectively.
(2)	2008 included expenses of $18 million related to the Separation of Lorillard from Loews. See “Item 1. Business—Separation from Loews Corporation” for information regarding the Separation.
(3)

2012 includes a $6 million unfavorable impact on administrative expenses resulting from the acquisition of blu eCigs on April 24, 2012. 2012 also includes a $7 million unfavorable impact on tobacco settlement expense resulting from a competitor’s adjustments to its 2001-2005 operating income and restructuring charges. See further discussion under Results of Operations in Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(4)	Includes interest income of $4, $3, $4, $5 and $21 million.
(5)	Share and per share amounts have been adjusted for all periods presented for the three-for-one stock split announced November 13, 2012 and distributed January 15, 2013.

	December 31,
(In millions)	2012	2011	2010	2009	2008
Financial Position:
Current assets	$2,777	$2,564	$2,935	$2,181	$1,962
Total assets	3,396	3,008	3,296	2,575	2,321
Current liabilities	1,601	1,485	1,426	1,337	1,273
Long-term debt	3,111	2,595	1,769	722	—
Total liabilities	5,173	4,521	3,521	2,488	1,690
Shareholders’ equity (deficit)	(1,777)	(1,513)	(225)	87	631

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We conduct our business through two operating segments – the Cigarettes segment and the Electronic Cigarettes segment.

The Cigarettes segment consists principally of the operations of Lorillard, Inc., Lorillard Tobacco and related entities. Lorillard Tobacco is the third largest manufacturer of cigarettes in the United States. Founded in 1760, Lorillard Tobacco is the oldest continuously operating tobacco company in the United States. Newport, Lorillard’s flagship premium cigarette brand, is the top selling menthol and second largest selling cigarette overall in the United States based on gross units sold during the years ended December 31, 2012 and 2011. In addition to the Newport brand, the Lorillard product line has four additional brand families marketed under the Kent, True, Maverick and Old Gold brand names. These five cigarette brands include 39 different product offerings which vary in price, taste, flavor, length and packaging.

The Electronic Cigarettes segment consists prinicipally of the operations of LOEC, Inc. and related entities. LOEC, Inc. is a leading electronic cigarette company in the United States, marketed under the blu eCigs brand. Lorillard acquired the blu eCigs brand and other assets used in the manufacture, distribution, development, research, marketing, advertising and sale of electronic cigarettes on April 24, 2012. Certain selling, general and administrative expenses of the Cigarettes segment have been allocated to the Electronic Cigarettes segment.

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

The consolidated financial statements and accompanying notes have been prepared in accordance with GAAP, applied on a consistent basis. We continually evaluate the accounting policies and estimates used to prepare the consolidated financial statements. Significant estimates in the consolidated financial statements and related notes include: (1) accruals for tobacco settlement costs, legal expenses and litigation costs, sales incentive programs, income taxes and share-based compensation, (2) the determination of discount and other rate assumptions for defined benefit pension and other postretirement benefit expenses, (3) the valuation of pension assets and (4) the valuation of goodwill and intangible assets. In general, our estimates are based on historical experience, evaluation of current trends, information from third party professionals and various other assumptions that we believe are reasonable under the known facts and circumstances at the time.

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

Goodwill and Intangible Assets

The acquisition of blu eCigs in April of 2012 has resulted in the recording of goodwill, trademarks and other intangible assets. Upon acquisition, the purchase price was first allocated to identifiable assets and liabilities, including trademarks and other intangible assets, and the remainder of the purchase price was recorded as goodwill. Our trademarks and goodwill are considered indefinite lived intangible assets and as such are not amortized. All of our trademarks and recognized intangible assets have been recorded as a part of our Electronic Cigarettes reporting segment. We test indefinite lived intangible assets for impairment as of November 1 of each year and more frequently if indicators of impairment exist.

Goodwill Valuations

Goodwill is evaluated using a two-step impairment test at the reporting unit level. The first step of the goodwill impairment test compares the book value of a reporting unit, including goodwill, with its fair value. If the book value of a reporting unit exceeds its fair value, we perform the second step of the impairment test. In the second step, we estimate an implied fair value of the reporting unit’s goodwill by allocating the fair value of the reporting unit to all of the assets and liabilities other than goodwill. The difference between the total fair value of the reporting unit and the fair value of all of the assets and liabilities other than goodwill is the implied fair value of that goodwill. The amount of impairment loss is equal to the excess of the book value of the goodwill over the implied fair value of that goodwill.

In arriving at the fair value of a reporting unit, we utilize a combination of the income and market approaches. The income approach uses a reporting unit’s projection of estimated operating results and cash flows that is discounted using a weighted average cost of capital that is determined based on current market conditions. The projection uses management’s best estimates of economic and market conditions over the projected period including growth rates in sales, costs and number of units, estimates of future expected changes in operating margins and cash expenditures. Other estimates and assumptions include terminal value growth rates, future estimates of capital expenditures and changes in future working capital requirements. The market approach estimates fair value by applying cash flow multiples to the reporting unit’s operating performance. The multiples are derived from comparable publicly traded companies with similar operating and investment characteristics. Finally, we consider the implied control premium and conclude whether the implied control premium is reasonable based on other recent market transactions. We believe we have based our goodwill impairment testing on reasonable estimates and assumptions, and as a result of our annual testing of goodwill performed as of November 1, 2012, the estimated fair value of the Electronic Cigarettes reporting unit was substantially in excess of its reported carrying value.

Intangible Asset Valuations

The fair value of our acquired trademarks and trade names are estimated utilizing the relief from royalty method, and compared to the carrying value. The main assumptions utilized in the relief from royalty method are projected revenues from our long range plan, assumed royalty rates that could be payable if we did not own the trademarks and a discount rate. We recognize an impairment loss when the estimated fair value of the indefinite lived intangible asset is less than its carrying value.

Based on our impairment testing performed as of November 1, 2012, the estimated fair value of the blu eCigs trademark and trade name was substantially in excess of its carrying value, and, therefore, no impairment was determined to exist.

For additional information about goodwill and intangible asset valuations, see Notes 1 and 6 to our consolidated financial statements beginning on page 57.

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

Tobacco Settlement Costs

In 1998, Lorillard Tobacco, Philip Morris, RJR Tobacco and Brown & Williamson Tobacco Corporation (now an affiliate of RJR Tobacco) (the “Original Participating Manufacturers”) entered into the MSA with 46 states and various other governments and jurisdictions to settle asserted and unasserted health care cost recovery and other claims. We and certain other U.S. tobacco product manufacturers had previously settled similar claims brought by Mississippi, Florida, Texas and Minnesota (which are referred to as the “Initial State Settlements”, and together with the MSA, are referred to as the “State Settlement Agreements”). Our portion of ongoing adjusted settlement payments and legal fees is based on our relative share of the settling manufacturers’ domestic cigarette shipments, with respect to the MSA, in the year preceding that in which the payment is due, and, with respect to the Initial State Settlements, in the year in which payment is due. We record our portion of ongoing adjusted settlement payments as part of cost of sales as product is shipped. Please read “State Settlement Agreements” beginning on page 47 for additional information.

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

We record provisions in the consolidated financial statements for pending litigation when we determine that it is probable that a loss has been incurred and the amount of loss can be reasonably estimated. Except for the impact of the State Settlement Agreements as described above, while it is reasonably possible that a loss has been incurred, (i) we have concluded that it is not probable that a loss has been incurred in any material pending litigation against us, (ii) we are unable to estimate the possible loss or range of loss that could result from an unfavorable outcome in any material pending litigation due to the many variables, uncertainties and complexities described above, and (iii) accordingly, we have not provided any amounts in the consolidated financial statements for possible losses related to material pending litigation. It is possible that our results of operations or cash flows in a particular quarterly or annual period or our financial position could be materially adversely affected by an unfavorable outcome or settlement of certain pending or future litigation or an inability to secure bonds where required to stay the execution of judgments on appeal.

Defense costs associated with product liability claims are a significant component of our selling, general and administrative expenses and are accrued as incurred. Defense costs may increase in future periods, in part, as a result of the Engle Progeny Cases as described in Note 22, “Legal Proceedings,” to our consolidated financial statements beginning on page 91. Numerous factors affect product liability defense costs in any given period. The principal factors are as follows:

•	the number and types of cases filed;

•	the number of cases tried and appealed;

•	the development of the law;

•	the application of new or different theories of liability by plaintiffs and their counsel; and

•	litigation strategy and tactics.

Please read Note 22 “Legal Proceedings,” to our consolidated financial statements beginning on page 91 for detailed information regarding tobacco litigation affecting us.

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

The salary growth assumption reflects our long-term actual experience and future and near-term outlook. Long-term return on plan assets is determined based on historical portfolio results, asset allocations and management’s expectation of the future economic environment. Our major assumptions are set forth in Note 16 to our Consolidated Financial Statements beginning on page 70.

For 2012, hypothetical changes in the assumptions we used for the pension plans would have had the following impact on our pension expense:

•	A decrease of 25 basis points in the long-term rate of return would have increased our pension expense by approximately $1 million;

•	A decrease of 25 basis points in the discount rate would have increased our pension expense by approximately $2 million; and

•	An increase of 25 basis points in the future salary growth rate would have increased our net pension expense by approximately $1 million.

Income Taxes

We account for income taxes in accordance with Accounting Standard Codification Topic 740—Income Taxes (“ASC 740”). Under ASC 740, deferred tax assets and liabilities are determined based on the differences between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Judgment is required in determining income tax provisions and in evaluating tax positions. The uncertain tax provisions of ASC 740 prescribe a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. Additionally, ASC 740 provides guidance on the measurement, derecognition, classification and disclosure of tax positions, along with accounting for the related interest and penalties.

Inventories

Cigarette inventories (including leaf tobacco, manufactured stock and materials and supplies) are valued at the lower of cost, determined on a last-in, first-out (“LIFO”) basis, or market. The inventory of leaf tobacco is classified as a current asset in accordance with generally recognized trade practice although, due to the duration of the aging processes, a significant portion of the tobacco on hand will not be sold or used within one year. Electronic cigarette inventories are valued at the lower of cost, determined on a first-in, first-out (“FIFO”) basis, or market and are included in manufactured stock.

Recent Accounting Pronouncements

Please read “Recently adopted accounting pronouncements” in Note 1 of the Notes to Consolidated Financial Statements beginning on page 57.

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

•

The domestic cigarette market, in which we conduct our only significant business, continues to contract. As a result of price increases, restrictions on advertising, promotions and smoking in public and private facilities, increases in regulation and excise taxes, health concerns, a decline in the social acceptability of smoking, increased pressure from anti-tobacco groups and other factors, domestic cigarette shipments have decreased at a compound rate of approximately 3.7% from 2002 through 2012.

•

Increases in cigarette prices since 1998 have led to an increase in the volume of discount and, specifically, deep discount cigarettes. Cigarette price increases have been driven by increases in federal, state and local excise taxes and by manufacturer price increases. Price increases have led, and continue to lead, to high levels of discounting and other promotional activities for premium brands. Deep discount brands have grown from an estimated domestic shipment share in 1998 of less than 2.0% to an estimated share of 13.6% for the twelve months ended December 31, 2012, and continue to be a significant competitive factor in the domestic cigarette market. We do not have sufficient empirical data to determine whether the increased price of cigarettes has deterred consumers from starting to smoke or encouraged them to quit smoking, but it is likely that increased prices may have had an adverse effect on consumption and may continue to do so.

•

The tobacco industry is subject to substantial and increasing regulation. In June 2009, the Family Smoking Prevention and Tobacco Control Act (the “FSPTCA”) was enacted granting the FDA authority to regulate tobacco products. Pursuant to the terms of the FSPTCA, the FDA established the Tobacco Products Scientific Advisory Committee (the “TPSAC”) to evaluate, among other things, the impact of the use of menthol in cigarettes on the public health. In March 2011, the TPSAC issued its report to the FDA stating that “removal of menthol cigarettes from the marketplace would benefit public health.” On July 21, 2011, TPSAC considered revisions to its report, and the voting members unanimously approved the final report for submission to the FDA with no change in its recommendation. The FDA could promulgate regulations that, among other things, could result in a ban on or restrict the use of menthol in cigarettes. The law imposes and will impose new restrictions on the manner in which cigarettes can be advertised and marketed, requires larger and more severe health warnings on cigarette packaging, permits restriction of the level of tar and nicotine contained in or yielded by cigarettes and may alter the way cigarette products are developed and manufactured.

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

•

In August 2009, we, along with RJR Tobacco, other tobacco manufacturers and a tobacco retailer, filed a lawsuit in the U.S. District Court for the Western District of Kentucky against the FDA challenging the constitutionality of certain restrictions on speech included in the FSPTCA. These restrictions on speech include, among others, bans on the use of color and graphics in certain tobacco product advertising, limits on the right to make truthful statements regarding modified risk tobacco products, a prohibition on making certain statements about the FDA’s regulation of tobacco products, restrictions on the placement of outdoor advertising, a ban on certain promotions offering gifts in consideration for the purchase of tobacco products, a ban on brand name sponsorship of events and the sale of brand name merchandise, and a ban on the distribution of product samples. The suit also challenges the law’s requirement for extensive graphic warning labels on all packaging and advertising. The complaint seeks a judgment (i) declaring that such provisions of the law violate the First and/or Fifth Amendments of the U.S. Constitution and (ii) enjoining the FDA from enforcing the unconstitutional provisions of the law. On January 4, 2010, the district court issued an order (a) striking down the provisions of the law that banned the use of color and graphics in certain tobacco product advertising and prohibited tobacco manufacturers from making certain statements about the FDA’s regulation of tobacco products and (b) upholding the remaining challenged advertising provisions. Both sides appealed the district court's ruling to the Sixth Circuit Court of Appeals, and on March 19, 2012 the Sixth Circuit issued an opinion (i) affirming the district court’s decision upholding the FSPTCA’s restrictions on marketing modified-risk tobacco products, bans on event sponsorship, branding nontobacco merchandise, and free sampling; (ii) affirming the district court’s decision upholding the FSPTCA’s requirement that tobacco manufacturers reserve significant packaging space for graphic health warnings; (iii) affirming the district court’s decision striking down the FSPTCA’s restriction of tobacco advertising, in most instances, to black and white text; (iv) reversing the district court’s decision upholding the FSPTCA’s restriction on statements regarding the relative safety of tobacco products based on FDA regulation and its decision upholding the FSPTCA’s ban on tobacco continuity programs in most instances. Plaintiffs motion for rehearing en banc was denied, and Plaintiffs filed a petition for certiorari with the U.S. Supreme Court on October 30, 2012. The Government’s response to the petition for certiorari is due on March 8, 2013. The government did not appeal the part of the Court of Appeal’s ruling striking the FSPTCA’s restriction of tobacco advertising to black and white text. While we believe there is established legal precedent supporting our petition for certiorari and our claims we cannot predict the outcome of that petition or any further appeal. Nor can we make any assurances that our petition or any such appeal will be successful.

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

•

In August 2011, we, along with RJR Tobacco and several other tobacco manufacturers, filed a lawsuit in the U.S. District Court for the District of Columbia against the FDA challenging the constitutionality of certain regulations requiring specific graphic warning labels on all packaging and advertising. The Complaint seeks a judgment (i) declaring that the regulations violate the First

Amendment; (ii) declaring that the regulations violate various provisions of the Administrative Procedure Act; (iii) declaring that the textual and graphic warnings required under the FSPTCA shall become effective 15 months after the FDA issues regulations that are permissible under the U.S. Constitution and federal law; and (iv) preliminarily and permanently enjoining enforcement of the regulations. Plaintiffs moved for a preliminary injunction, and after full briefing and oral argument, the district court granted plaintiffs’ motion. Plaintiffs also moved in the district court for summary judgment in their favor and after full briefing and oral argument, the district court granted that motion too. The FDA appealed both decisions to the D.C. Circuit Court of Appeals, which consolidated the appeals and heard oral argument on April 10, 2012. On August 24, 2012, the D.C. Circuit Court of Appeals affirmed the lower court’s judgment that the graphic warnings were unconstitutional, vacated the regulations and remanded them to the FDA. On October 9, 2012, the FDA filed a motion with the Court of Appeals for rehearing or rehearing en banc. That motion was denied on December 5, 2012. The FDA’s deadline for filing a petition for certiorari with the U.S. Supreme Court is March 5, 2013.

•

Electronic cigarettes are generally less regulated than cigarettes. However, during 2012, the FDA indicated that it intends to regulate electronic cigarettes under the FSPTCA through the issuance of deeming regulations that would include electronic cigarettes under the definition of a “tobacco product” under the FSPTCA subject to the FDA’s jurisdiction. As of February 11, 2013, the FDA had not taken such action. We cannot predict the scope of such regulations or the impact they may have on our electronic cigarette business, though if enacted, they could have a material adverse effect on our electronic cigarette business in the future.

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

•

Substantial federal, state and local excise taxes are reflected in the retail price of cigarettes. For the twelve months ended December 31, 2012, the federal excise tax was $1.0066 per pack and combined state and local excise taxes ranged from $0.17 to $5.85 per pack. For the twelve months ended December 31, 2012, excise tax increases ranging from $0.04 to $1.00 per pack were implemented in two states. On June 21, 2010, New York state legislature approved a $1.60 per pack state excise tax increase that was implemented on July 1, 2010. The federal excise tax on cigarettes increased by $0.6166 per pack from $0.39 per pack of cigarettes to $1.0066 per pack, effective April 1, 2009, to finance health insurance for children. It is likely that increases in excise and similar taxes have had an adverse impact on sales of cigarettes and that the most recent increase and future increases, the extent of which cannot be predicted, could result in further volume declines for the cigarette industry, including us, and an increased sales shift toward deep discount cigarettes rather than premium brands. In addition, we and other cigarette manufacturers and importers are required to pay an assessment under a federal law designed to fund payments to tobacco quota holders and growers and are required to pay an annual user fee to the FDA.

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

The following table presents selected Lorillard and industry cigarette shipment data for the years ended December 31, 2012, 2011 and 2010:

Selected Industry Data

	Year Ended December 31,
(Volume in billions)	2012	2011	2010
Lorillard total domestic unit volume (1), (3)	39.491	40.034	37.433
Industry total domestic unit volume (1), (3)	286.468	293.098	303.679
Lorillard’s premium volume as a percentage of its total volume (2)	85.0%	85.6%	86.6%
Newport’s share of Lorillard’s total volume (2)	84.1%	84.5%	85.2%
Newport’s share of Lorillard’s Cigarettes Segment net sales (2)	87.8%	88.4%	88.8%

(1)	Source: Management Science Associates, Inc. (“MSAI”), an independent third-party database management organization that collects wholesale shipment data from various cigarette manufacturers. MSAI divides the cigarette market into two price segments, the premium price segment and the discount or reduced price segment. MSAI’s information relating to unit sales volume and market share of certain of the smaller, primarily deep discount, cigarette manufacturers is based on estimates derived by MSAI. Management believes that volume and market share information for deep discount manufacturers may be understated.
(2)	Source: Lorillard shipment reports.
(3)	Domestic unit volume includes cigarette units sold as well as promotional units and excludes volumes for Puerto Rico and U.S. Possessions.

The following table presents selected Lorillard and industry retail market share data for the years ended December 31, 2012, 2011 and 2010, based on Lorillard’s proprietary retail shipment data, “EXCEL,” which reflects shipments from wholesalers to retailers.

Selected Domestic Cigarette Retail Market Share Data(1)

	Year Ended December 31,
	2012	2011	2010
Lorillard’s share of the retail market	14.4%	14.1%	12.9%
Lorillard’s share of the premium market	16.6%	16.5%	15.2%
Lorillard’s share of the menthol market (2)	39.3%	39.1%	38.4%
Newport’s share of the retail market	12.1%	11.9%	10.9%
Newport’s share of the premium market	16.4%	16.3%	15.0%
Newport’s share of the menthol market (2)	36.1%	36.2%	36.0%
Total menthol segment market share for the industry (2)	31.1%	30.6%	30.0%
Total discount segment market share for the industry	26.7%	27.1%	27.0%

(1)	Source: Lorillard’s proprietary retail shipment data, EXCEL, which reflect shipments from wholesalers to retailers.
(2)	Lorillard has made certain adjustments to its proprietary retail shipment data to reflect management’s judgment as to which brands are included in the menthol segment.

The market for electronic cigarettes is evolving at a very fast pace and is very fragmented, with many smaller companies competing with similar product offerings. In the competition for retail presence, blu eCigs has begun the process of differentiating itself from the competition with unique technology, impactful displays and point of sale materials. According to our proprietary EXCEL database which now includes electronic cigarettes, blu eCigs domestic retail market share of the electronic cigarettes market for the fourth quarter was over 30%.

The method of distribution for many competing companies is predominately over the internet, with only a small number of competitors currently having a significant presence at retail.

Income Statement Captions

Net sales includes revenue from product sales, net of sales incentives, and is recognized at the time that ownership of the goods transfers to customers and collectability is reasonably assured. Federal excise taxes on cigarettes are recognized on a gross basis, and are included in both net sales and cost of sales. Sales incentives include retail price discounts, coupons and retail display allowances, and are recorded as a reduction of revenue based on amounts estimated as due to customers and consumers at the end of a period based primarily on use and redemption rates.

Cost of sales includes federal excise taxes, leaf tobacco cost, wrapping and casing material, manufacturing labor and production salaries, wages and overhead, depreciation related to manufacturing plant and equipment, research and development costs, distribution, other manufacturing costs, State Settlement Agreement expenses, the federal assessment for tobacco growers, Food and Drug Administration fees, promotional product expenses and electronic cigarette raw materials and manufacturing costs. Promotional product expenses include the cost, including all applicable excise taxes, of the free portion of “buy some get some free” promotions.

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

Results of Operations

Year ended December 31, 2012 Compared to the Year ended December 31, 2011

Lorillard Consolidated Results

	2012	2011
	(In millions)
Net sales (including excise taxes of $1,987 and $2,014)	$6,623	$6,466
Cost of sales (including excise taxes of $1,987 and $2,014)	4,241	4,123

Gross profit	2,382	2,343
Selling, general and administrative	504	451

Operating income	1,878	1,892
Investment income	4	3
Interest expense	(154)	(125)

Income before income taxes	1,728	1,770
Income taxes	629	654

Net income	$1,099	$1,116

Cigarettes Segment Results

	2012	2011
	(In millions)
Net sales (including excise taxes of $1,987 and $2,014)	$6,562	$6,466
Cost of sales (including excise taxes of $1,987 and $2,014)	4,201	4,123

Gross profit	2,361	2,343
Selling, general and administrative	484	451

Operating income	$1,877	$1,892

Net sales. Cigarette net sales increased by $96 million, or 1.5%, from $6.466 billion in 2011 to $6.562 billion in 2012. Net sales increased $190 million due to higher average unit prices reflecting price increases in July and December 2011 and June and December 2012, partially offset by lower unit sales volume of $94 million (including $27 million of federal excise tax).

Total Lorillard wholesale cigarette unit volume, which includes Puerto Rico and U.S. Possessions, decreased 1.4% for 2012 compared to the corresponding period of 2011. Domestic wholesale cigarette unit volume, which excludes Puerto Rico and U.S. Possessions, also decreased 1.4% for 2012, compared to 2011. Adjusting for the negative impact of changes in wholesale inventory patterns, Lorillard domestic wholesale shipments decreased an estimated 0.8% compared to 2011. Total cigarette industry domestic wholesale shipments decreased an estimated 2.5% for 2012 compared to 2011. Changes in total cigarette industry wholesale inventory patterns had a minimal impact in 2012 as compared to 2011.

Total wholesale unit volume for Newport, the Company’s flagship brand, decreased 1.9% for 2012 compared to 2011. Domestic wholesale cigarette unit volume for Newport, which excludes Puerto Rico and U.S. Possessions decreased 1.8% for 2012 compared to 2011. Adjusting for the negative impact of changes in wholesale inventory patterns, Newport domestic wholesale shipments were down an estimated 1.3%. Domestic wholesale shipments for Maverick, the Company’s leading discount brand, increased 3.5% for 2012 compared to 2011.

Based on Lorillard’s proprietary retail shipment data (“EXCEL”), which measures shipments from wholesale to retail and is unaffected by wholesale inventory changes, Lorillard’s domestic retail market share once again posted solid gains in 2012, increasing 0.3 share points to 14.4%. Newport’s domestic retail market share reached 12.1% for 2012, an increase of 0.2 share points compared to 2011. Lorillard’s domestic retail share of the menthol market reached 39.3% for 2012, an increase of 0.2 share points compared to 2011. Gains in market share were largely attributable to unit volume outperformance of Newport Menthol in our core markets, geographic promotional expansion of Newport Menthol, and continued growth of Maverick, and were achieved despite the heightened level of competitive menthol activity.

Cost of sales. Cost of sales increased by $78 million, or 1.9%, from $4.123 billion in 2011 to $4.201 billion in 2012. The increase in cost of sales is primarily due to higher expenses related to the State Settlement Agreements ($72 million), higher raw material costs, primarily tobacco and wrapping materials ($37 million) and higher Food and Drug Administration fees ($5 million), partially offset by lower unit sales volume ($34 million, including $27 million of federal excise tax) and a lower Federal Assessment for Tobacco Growers ($2 million). We recorded pre-tax charges for our obligations under the State Settlement Agreements of $1.379 billion and $1.307 billion for the years ended December 31, 2012 and 2011, respectively, an increase of $72 million. The $72 million increase is due to the impact of the inflation adjustment ($36 million) and other adjustments ($55 million), partially offset by the impact of lower unit sales ($19 million). Other adjustments include a decrease in the favorable impact of a competitor’s mark-to-market pension accounting adjustment on tobacco settlement expense of $17 million in the fourth quarter of 2011 and the unfavorable impact of RJRT’s adjustments to its 2001 – 2005 operating income on tobacco settlement expense of $7 million in the first quarter of 2012.

Selling, general and administrative. Selling, general and administrative expenses increased $33 million, or 7.3%, from $451 million in 2011 to $484 million in 2012. The increase in 2012 is primarily a result of higher legal costs related to the Engle Progeny litigation and $5 million of expenses incurred with the acquisition of blu eCigs.

Electronic Cigarettes Segment Results

(Since date of acquisition - April 24, 2012)

2012
(In millions)
Net sales	$61
Cost of sales	40

Gross profit	21
Selling, general and administrative	20

Operating income	$1

Gross profit was $21 million in 2012, or 34.4% of net sales.

According to our proprietary EXCEL database which now includes electronic cigarettes, blu eCigs domestic retail market share of the electronic cigarettes market for the fourth quarter was over 30%.

Selling, general and administrative costs were $20 million and include marketing and administrative costs associated with the blu eCigs’ national retail roll-out, as well as $1 million of expenses incurred in conjunction with the acquisition of blu eCigs.

Operating income for the Electronic Cigarette segment totaled $1 million in 2012.

Lorillard Consolidated Results

Interest expense. Interest expense increased $29 million in 2012, compared to 2011, and reflects interest on the Senior Notes issued in the third quarters of 2011 and 2012.

Income taxes. Income taxes decreased $25 million or 3.8%, from $654 million in 2011 to $629 million in 2012. The change reflects the decrease in income before income taxes of $42 million in 2012 or 2.4% and a decrease in the effective tax rate from 37.0% to 36.4% for the years ended December 31, 2011 and 2012, respectively. The decrease was primarily driven by an increase in the manufacturers’ deduction and a decrease in state income taxes.

Year ended December 31, 2011 Compared to the Year ended December 31, 2010

Lorillard Consolidated Results

	2011	2010
	(In millions)
Net sales (including excise taxes of $2,014 and $1,879)	$6,466	$5,932
Cost of sales (including excise taxes of $2,014 and $1,879)	4,123	3,809

Gross profit	2,343	2,123
Selling, general and administrative	451	398

Operating income	1,892	1,725
Investment income	3	4
Interest expense	(125)	(94)

Income before income taxes	1,770	1,635
Income taxes	654	606

Net income	$1,116	$1,029

Net sales. Cigarette net sales increased by $534 million, or 9.0%, from $5.932 billion in 2010 to $6.466 billion in 2011. Net sales increased $486 million due to higher unit sales volume (including $135 million of federal excise tax) and $150 million due to higher average unit prices reflecting price increases in February, May and November 2010 and July and December 2011. These increases were partially offset by $102 million of higher sales incentives in 2011. Federal excise taxes are included in net sales and increased $30.83 per thousand units, or $0.62 per pack of 20 units, to $50.33 per thousand cigarettes, or $1.01 per pack of 20 cigarettes, effective April 1, 2009.

Total Lorillard wholesale unit volume, which includes Puerto Rico and U.S. Possessions, increased 6.9% during 2011 compared 2010. Domestic unit volume, which excludes Puerto Rico and U.S. Possessions, also increased 6.9% in 2011 compared to 2010. Unit volume figures in this section are provided on a gross basis. Total unit volume for Newport, the Company’s flagship brand, increased 6.0% in 2011 and domestic Newport unit volume increased 6.1% in 2011 compared to 2010. Domestic wholesale shipments for Maverick, the Company’s leading discount brand, increased 16.0% in 2011 compared to 2010. Total cigarette industry domestic wholesale shipments decreased an estimated 3.5% in 2011 compared to 2010.

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

Cost of sales. Cost of sales increased by $314 million, or 8.2%, from $3.809 billion in 2010 to $4.123 billion in 2011. The increase in cost of sales is primarily due to higher unit sales volume ($166 million, including $135 million of federal excise tax), higher raw material costs, primarily tobacco and wrapping materials ($28 million), higher expenses related to the State Settlement Agreements ($95 million), higher Food and Drug Administration fees ($25 million) and the Federal Assessment for Tobacco Growers ($9 million). We recorded pre-tax charges for our obligations under the State Settlement Agreements of $1.307 billion and $1.212 billion for the years ended December 31, 2011 and 2010, respectively, an increase of $95 million. The $95 million increase is due to the impact of higher unit sales ($93 million), the impact of the inflation adjustment ($36 million), partially offset by other adjustments ($34 million). Other adjustments include a favorable impact on tobacco settlement expense of $25 million resulting from a competitor’s adoption of mark-to-market pension accounting in the fourth quarter of 2011. The reduction in our costs associated with the mark-to-market adjustment reported by Reynolds American amounted to approximately $3 million and was recorded in the fourth quarter of 2011. In addition, industry operating profits reported in prior years were reduced as a result of the restatement arising from Reynolds American’s accounting change, which had the effect of further reducing the amounts due under the State Settlement Agreements by approximately $22 million. Tobacco settlement expenses are impacted by a number of factors including industry profits, which were significantly reduced in the fourth quarter by the competitor’s accounting change.

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

Liquidity and Capital Resources

Our cash and cash equivalents of $1.720 billion at December 31, 2012 were invested in prime money market funds.

Cash Flows

Cash flow from operating activities. The principal source of liquidity for our business and operating needs is internally generated funds from our operations. We generated net cash flow from operations of $1.170 billion for 2012 compared to $1.183 billion for 2011. The decreased net cash flow in 2012 primarily reflects the decrease in net income and an increase in cash paid for settlement costs and inventories, partially offset by a decrease in cash paid for income taxes. Net cash flow from operations was $1.183 billion for 2011, compared to $1.091 billion for 2010. The increased cash flow in 2011 primarily reflects an increase in net income.

Cash flow from investing activities. Our cash flow from investing activities used cash of $209 million for the twelve months ended December 31, 2012 compared to $56 million for 2011. The increase in cash used by investing activities in 2012 is due primarily to the acquisition of blu eCigs in April 2012 for $135 million in cash and increased purchases of equipment. Our investing activities used cash of $56 million for the twelve months ended December 31, 2011 compared to $40 million for 2010. The increase in cash used by investing activities in 2011 is due to increased purchases of equipment.

Capital expenditures were $74 million, $56 million and $40 million for 2012, 2011 and 2010, respectively. The expenditures were primarily for the modernization of manufacturing equipment. Our capital expenditures for 2013 are forecast to be between $65 million and $75 million.

Cash flow from financing activities. Our cash flow from operations has exceeded our working capital and capital expenditure requirements in each of the years ended December 31, 2012, 2011 and 2010. In 2010, we paid cash dividends of $155 million, $152 million, $171 million and $167 million on March 11, 2010, June 11, 2010, September 10, 2010 and December 13, 2010, respectively. In 2011, we paid cash dividends of $188 million, $185 million, $177 million and $173 million on March 11, 2011, June 10, 2011, September 12, 2011 and December 12, 2011, respectively. In 2012, we paid cash dividends of $202 million, $203 million, $203 million and $199 million on March 9, 2012, June 11, 2012, September 10, 2012 and December 10, 2012, respectively.

In April 2010, Lorillard Tobacco issued $1 billion of unsecured senior notes in two tranches pursuant to an Indenture, dated June 23, 2009 (the “Indenture”), and the Second Supplemental Indenture, dated April 12, 2010. The first tranche was $750 million aggregate principal amount of 6.875% Notes due May 1, 2020 (the “2020 Notes”), and the second tranche was $250 million aggregate principal amount of 8.125% Notes due May 1, 2040 (the “2040 Notes”). The net proceeds from the issuance were used for the repurchase of our common stock.

In August 2011, Lorillard Tobacco issued $750 million of unsecured senior notes in two tranches pursuant to the Indenture and the Third Supplemental Indenture, dated August 4, 2011. The first tranche was $500 million aggregate principal amount of 3.500% Notes due August 4, 2016 (the “2016 Notes”) and the second tranche was $250 million aggregate principal amount of 7.000% Notes due August 4, 2041 (the “2041 Notes”). The net proceeds from the issuance were used for the repurchase of our common stock.

In August 2012, Lorillard Tobacco issued $500 million aggregate principal amount of 2.300% unsecured senior notes due August 21, 2017 (the “2017 Notes”) pursuant to the Indenture and the Fourth Supplemental Indenture, dated August 21, 2012. The net proceeds from the issuance were used for the repurchase of our common stock.

Lorillard Tobacco is the principal, wholly owned operating subsidiary of Lorillard, Inc., and the $750 million aggregate principal amount of 8.125% senior notes issued in June 2009 and due 2019 (the “2019 Notes”), 2016 Notes, 2017 Notes, 2020 Notes, 2040 Notes and 2041 Notes (together, the “Notes”) are unconditionally guaranteed on a senior unsecured basis by Lorillard, Inc.

The interest rate payable on the 2019 Notes is subject to incremental increases from 0.25% to 2.00% in the event either Moody’s Investors Services, Inc. (“Moody’s”), Standard & Poor’s Ratings Services (“S&P”) or both Moody’s and S&P downgrade the 2019 Notes below investment grade (Baa3 and BBB- for Moody’s and S&P, respectively). As of December 31, 2012, our debt ratings were Baa2 and BBB- with Moody’s and S&P, respectively, both of which are investment grade.

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

During 2012, we repurchased approximately 14.8 million shares at a cost of $39.05 per share and totaling $578 million under the $750 million repurchase program announced in August 2011 and the $500 million repurchase program announced in August 2012. As of January 30, 2013, the $500 million repurchase program announced in August, 2012 had been completed.

Purchases under these programs were made from time to time at prevailing market prices in open market purchases, privately negotiated transactions, block purchase techniques or otherwise, as determined by management. The purchases were funded from existing cash balances, including proceeds from the issuance of the Notes. These programs do not obligate us to acquire any particular amount of our common stock. The timing, frequency and amount of repurchase activity will depend on a variety of factors such as levels of cash generation from operations, cash requirements for investment in our business, current stock price, market conditions and other factors.

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

The rate of return on our pension assets in 2012 was a positive 11.2%. Our pension expense was approximately $30 million in 2012 and we anticipate pension expense of approximately $20 million in 2013. We contributed $31 million to our pension plans in 2012 and anticipate a contribution of $31 million in 2013.

We believe that it is appropriate for a company of our size and financial characteristics to have a prudent level of debt as a component of our capital structure in order to reduce our total cost of capital and improve total shareholder returns. Accordingly, we raised $500 million, $750 million and $1 billion of debt financing in 2012, 2011 and 2010, respectively, and we expect that we will seek to raise additional debt financing in the future, although the structure, timing and amount of such indebtedness has not yet been determined and will depend on a number of factors, including, but not limited to the prevailing credit and interest rate environment, our cash requirements, and other business, financial and tax considerations. The proceeds of any such debt financing may be used to fund stock repurchases, acquisitions, dividends or for other general corporate purposes. We presently have no commitments or agreements with or from any third party regarding any debt financing transactions and no assurance can be given that we will ultimately pursue any debt financing or, if pursued, that we will be able to obtain debt financing at the suggested levels or on attractive terms.

On July 10, 2012, Lorillard Tobacco, the principal, wholly owned operating subsidiary of Lorillard, Inc., terminated its three year $185 million credit agreement (the “Old Revolver”), dated March 26, 2010, and entered into a $200 million revolving credit facility that expires on July 10, 2017 (the "Revolver") and is guaranteed by Lorillard, Inc. The Revolver may be increased to $300 million upon request. Proceeds from the Revolver may be used for general corporate and working capital purposes. The interest rates on borrowings under the Revolver are based on prevailing interest rates and, in part, upon the credit rating applicable to our senior unsecured long-term debt.

The Revolver requires that we maintain a ratio of debt to net income plus income taxes, interest expense, depreciation and amortization expense, any extraordinary losses, any non-cash expenses or losses and any losses on sales of assets outside of the ordinary course of business (“Adjusted EBITDA”) of not more than 2.25 to 1 and a ratio of Adjusted EBITDA to interest expense of not less than 3.0 to 1. In addition, the Revolver contains customary affirmative and negative covenants, including restrictions on liens and sale and leaseback transactions subject to a limited exception. The Revolver contains customary events of default, including upon a change in control that could result in the acceleration of all amounts and cancellation of all commitments outstanding, if any, under the Revolver.

There were no borrowings under the Revolver during 2010, 2011 or 2012.

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

During 2012, we paid $1.348 billion under the State Settlement Agreements, primarily based on 2011 volume. Included in the above number was $98 million we deposited in an interest-bearing escrow account in accordance with procedures established in the MSA pending resolution of a claim by us and the other Original Participating Manufacturers that they are entitled to reduce their MSA payments based on a loss of market share to non-participating manufacturers. Most of the states that are parties to the MSA are disputing the availability of the reduction and we believe that this dispute will ultimately be resolved by judicial and arbitration proceedings. Our $98 million reduction is based upon the Original Participating Manufacturers collective loss of market share in 2009 that resulted in a reduction of $106 million, partially offset by unfavorable adjustments for years 2008 and 2007 of $3 million and $5 million, respectively. In April of 2011, 2010, 2009, 2008, 2007 and 2006, we had previously deposited $107 million, $88 million, $74 million, $72 million, $111 million and $109 million, respectively, in the same escrow account discussed above, which was based on a loss of market share in 2008, 2007, 2006, 2005, 2004 and 2003 to non-participating manufacturers. In February 2009, we directed the transfer of $72 million from this account to the non-disputed account, related to the loss of market share in 2005, pursuant to an Agreement Concerning Arbitration that we and other Participating Manufacturers entered into with certain MSA states. This amount was then paid to the MSA states. We and other Original Participating Manufacturers have the right to claim additional reductions of MSA payments in subsequent years under provisions of the MSA.

On December 18, 2012, Lorillard Tobacco, along with other participating manufacturers, agreed to a term sheet with 17 states and the District of Columbia and Puerto Rico that resolves disputes under the 1998 Master Settlement Agreement (MSA) involving payment adjustments relating to nonparticipating manufacturers. The settlement would resolve the claims for the years 2003 through 2012 and would put in place a new method for calculating this adjustment beginning in 2013. Under the terms of the agreement, Lorillard Tobacco and other manufacturers will receive credits against their future MSA payments over the next five years, and the signatory states will be entitled to receive their allocable share of the amounts currently being held in escrow resulting from these disputes. The term sheet is subject to approval by the arbitration panel presiding over the arbitration of the dispute for 2003. If the settlement proceeds and is approved, Lorillard Tobacco expects to receive credits over the next five years totaling at least $196 million on its outstanding claims, with the majority of the credits occurring in April 2013 and the remainder over the following four years. As of February 11, 2013, the arbitration panel has not made its ruling with regard to the settlement. No amounts have been included in 2012 results related to the settlement. Certain non-settling states have objected to the request for approval. No assurance can be given that the arbitration panel will issue the order necessary for the agreement to proceed or that the objections or any other such actions by nonsignatory states will be resolved in a manner favorable to Lorillard.

Contractual Cash Payment Obligations

The following table presents the contractual cash payment obligations of Lorillard as of December 31, 2012:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In millions)
Senior notes	$3,000	$—	$—	$1,000	$2,000
Interest payments related to notes	1,941	179	519	320	923
Contractual purchase obligations	69	69	—	—	—
Operating lease obligations	4	2	2	—	—

Total	$5,014	$250	$521	$1,320	$2,923

As of December 31, 2012, we do not believe that we will make any payments in the next twelve months related to gross unrecognized tax benefits. We cannot make a reasonably reliable estimate of the amount of liabilities for unrecognized tax benefits that may result in cash settlements for periods beyond twelve months.

As previously discussed, we have entered into the State Settlement Agreements which impose a stream of future payment obligations on us and the other major U.S. cigarette manufacturers. Our portion of ongoing adjusted settlement payments, including fees to settling plaintiffs’ attorneys, are based on a number of factors which are described above. Our cash payment under the State Settlement Agreements in 2012 amounted to $1.348 billion and we estimate our cash payments in 2013 under the State Settlement Agreements will be between $1.350 billion and $1.400 billion, primarily based on 2012 estimated industry volume. Payment obligations are not incurred until the related sales occur and therefore are not reflected in the above table. Please see the discussion of the calculation of the Original Participating Manufacturers base payment obligations under the State Settlement Agreements under “State Settlement Agreements” on page 47.

Off-Balance Sheet Arrangements – None.

Item 7A. QUANTITATIVE	AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We invest in financial instruments that involve market risk. Our measure of market risk exposure represents an estimate of the change in fair value of our financial instruments. Market risk exposure is presented below for each class of financial instrument we held at December 31, 2012, assuming immediate adverse market movements of the magnitude described below. We believe that the rate of adverse market movement represents a measure of exposure to loss under hypothetically assumed adverse conditions. The estimated market risk exposure represents the hypothetical loss to future earnings and does not represent the maximum possible loss nor any expected actual loss, even under adverse conditions, because actual adverse fluctuations would likely differ. In addition, since our investment portfolio is subject to change based on our portfolio management strategy as well as in response to changes in the market, these estimates are not necessarily indicative of the actual results which may occur. The market risk exposure represents the potential loss in carrying value and pretax impact to future earnings caused by the hypothetical change in price.

Exposure to market risk is managed and monitored by senior management. Senior management approves our overall investment strategy and has the responsibility to ensure that the investment positions are consistent with that strategy with an acceptable level of risk.

Interest rate risk. Our investments, which are included in cash and cash equivalents, consist of money market funds with financial institutions. Those investments are exposed to fluctuations in interest rates. A sensitivity analysis, based on a hypothetical 1% increase or decrease in interest rates on our average 2012 investments, would cause an increase or decrease in pre-tax income of approximately $17 million.

Our debt is denominated in US Dollars and has been issued at a fixed rate. In September 2009, we entered into interest rate swap agreements for a total notional amount of $750 million to hedge changes in fair value of the Notes due to changes in the designated benchmark interest rate. Changes in the fair value of the derivative are recorded in earnings along with offsetting adjustments to the carrying amount of the hedged debt. A sensitivity analysis, based on a hypothetical 1% change in LIBOR, would cause an increase or decrease in pretax income of approximately $8 million for 2012.

Liquidity risk. We may be forced to cash settle all or a portion of our derivative contracts before the expiration date if our debt rating is downgraded below Ba2 by Moody’s or BB by S&P. This could have a negative impact on our cash position. Early cash settlement would result in the timing of our hedge settlement not being matched to the cash settlement of the debt. As of December 31, 2012 our Moody’s debt rating was Baa2, and our S&P debt rating was BBB-, both of which are above the ratings at which settlement of our derivative contracts would be required. See Note 13 for additional information on derivatives.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements and Supplementary Data are comprised of the following sections:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Lorillard, Inc.

Greensboro, North Carolina

We have audited the accompanying consolidated balance sheets of Lorillard, Inc. and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, shareholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 19, 2013 expressed an unqualified opinion on the Company’s internal control over financial reporting.

Charlotte, North Carolina

February 19, 2013

LORILLARD, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
(In millions, except per share data)	2012	2011
ASSETS:
Cash and cash equivalents	$1,720	$1,634
Accounts receivable, less allowances of $3 and $2	18	10
Other receivables	52	83
Inventories	410	277
Deferred income taxes	557	535
Other current assets	20	25

Total current assets	2,777	2,564
Plant and equipment, net	298	262
Goodwill	64	—
Intangible assets	57	—
Deferred income taxes	48	54
Other assets	152	128

Total assets	$3,396	$3,008

LIABILITIES AND SHAREHOLDERS’ DEFICIT:
Accounts and drafts payable	$39	$32
Accrued liabilities	356	296
Settlement costs	1,183	1,151
Income taxes	23	6

Total current liabilities	1,601	1,485
Long-term debt	3,111	2,595
Postretirement pension, medical and life insurance benefits	409	388
Other liabilities	52	53

Total liabilities	5,173	4,521

Commitments and Contingent Liabilities

Shareholders’ Deficit:
Preferred stock, $0.01 par value, authorized 10 million shares	—	—
Common stock:
Authorized – 600 million shares; par value—$.01 per share Issued – 525 million and 525 million shares (outstanding 382 million and 396 million shares)	5	5
Additional paid-in capital	298	263
Retained earnings	2,351	2,059
Accumulated other comprehensive loss	(241)	(228)
Treasury stock at cost, 143 million and 129 million shares	(4,190)	(3,612)

Total shareholders’ deficit	(1,777)	(1,513)

Total liabilities and shareholders’ deficit	$3,396	$3,008

See Notes to Consolidated Financial Statements

LORILLARD, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(In millions, except per share data)	2012	2011	2010
Net sales (including excise taxes of $1,987, $2,014 and $1,879)	$6,623	$6,466	$5,932
Cost of sales (including excise taxes of $1,987, $2,014 and $1,879)	4,241	4,123	3,809

Gross profit	2,382	2,343	2,123
Selling, general and administrative	504	451	398

Operating income	1,878	1,892	1,725
Investment income	4	3	4
Interest expense	(154)	(125)	(94)

Income before income taxes	1,728	1,770	1,635
Income taxes	629	654	606

Net income	$1,099	$1,116	$1,029

Earnings per share:
Basic	$2.82	$2.67	$2.26
Diluted	$2.81	$2.66	$2.25
Weighted average number of shares outstanding:
Basic	389.27	417.32	454.76
Diluted	390.13	418.06	455.19

See Notes to Consolidated Financial Statements

LORILLARD, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(In millions, except per share data)	2012	2011	2010
Net income	$1,099	$1,116	$1,029

Other comprehensive income, net of tax:
Defined benefit retirement plans gain (loss), net of tax expense (benefit) of $(4), $(64) and $6	(13)	(119)	12

Other comprehensive income (loss)	(13)	(119)	12

Comprehensive income	$1,086	$997	$1,041

See Notes to Consolidated Financial Statements

LORILLARD, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

(DEFICIT)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accum- ulated Other Compre- hensive Loss	Treasury Stock	Total Share- Holders’ Equity (Deficit)
(In millions)
Balance, December 31, 2009	$5	$231	$1,282	$(121)	$(1,310)	$87
Net income			1,029			1,029
Other comprehensive income, net of tax expense of $6				12		12
Dividends paid ($1.42 per share)			(645)			(645)
Share repurchases					(716)	(716)
Share-based compensation		8				8

Balance, December 31, 2010	$5	$239	$1,666	$(109)	$(2,026)	$(225)

Net income			1,116			1,116
Other comprehensive loss, net of tax benefit of ($64)				(119)		(119)
Dividends paid ($1.73 per share)			(723)			(723)
Share repurchases					(1,586)	(1,586)
Share-based compensation		24				24

Balance, December 31, 2011	$5	$263	$2,059	$(228)	$(3,612)	$(1,513)

Net income			1,099			1,099
Other comprehensive loss, net of tax benefit of $(4)				(13)		(13)
Dividends paid ($2.07 per share)			(807)			(807)
Share repurchases					(578)	(578)
Share-based compensation		35				35

Balance, December 31, 2012	$5	$298	$2,351	$(241)	$(4,190)	$(1,777)

See Notes to Consolidated Financial Statements

LORILLARD, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2012	2011	2010
	(In millions)
Cash flows from operating activities:
Net income	$1,099	$1,116	$1,029
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	39	37	35
Pension, health and life insurance contributions	(43)	(42)	(32)
Pension, health and life insurance benefits expense	44	28	30
Deferred income taxes	(11)	(15)	1
Share-based compensation	20	16	8
Excess tax benefits from share-based arrangements	(11)	(4)	(2)
Changes in operating assets and liabilities, net of amounts acquired:
Accounts and other receivables	(8)	1	5
Inventories	(118)	—	4
Accounts payable and accrued liabilities	64	(33)	(46)
Settlement costs	32	91	78
Income taxes	59	(6)	(34)
Other current assets	5	(10)	(2)
Other assets	(1)	4	17

Net cash provided by operating activities	1,170	1,183	1,091

Cash flows from investing activities:
Business acquisition, net of cash acquired	(135)	—	—
Additions to plant and equipment	(74)	(56)	(40)

Net cash used in investing activities	(209)	(56)	(40)

Cash flows from financing activities:
Shares repurchased	(578)	(1,586)	(716)
Proceeds from issuance of long-term debt	500	750	1,000
Dividends paid	(807)	(723)	(645)
Debt issuance costs	(5)	(9)	(13)
Proceeds from exercise of stock options	5	8	—
Excess tax benefits from share-based arrangements	10	4	2

Net cash used in financing activities	(875)	(1,556)	(372)

Change in cash and cash equivalents	86	(429)	679
Cash and cash equivalents, beginning of year	1,634	2,063	1,384

Cash and cash equivalents, end of year	$1,720	$1,634	$2,063

Cash paid for income taxes	$580	$671	$637
Cash paid for interest, net of cash received from interest rate swaps of $24 in 2012, $24 in 2011 and $24 in 2010	$144	$109	$79

See Notes to Consolidated Financial Statements

LORILLARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Significant Accounting Policies

Basis of presentation—Lorillard, Inc., through its subsidiaries, is engaged in the manufacture and sale of cigarettes and electronic cigarettes. Its principal products are marketed under the brand names of Newport, Kent, True, Maverick and Old Gold with substantially all of its sales in the United States of America. On April 24, 2012 Lorillard acquired blu eCigs, an electronic cigarette brand in the U.S. Newport, Kent, True, Maverick, Old Gold and blu eCigs are the registered trademarks of Lorillard, Inc. and its subsidiaries.

The consolidated financial statements of Lorillard, Inc. (the “Company”), together with its subsidiaries (“Lorillard” or “we” or “us” or “our”), include the accounts of the Company and its subsidiaries after the elimination of intercompany accounts and transactions.

The Company conducts its business through two operating and reporting segments – Cigarettes and Electronic Cigarettes. The Company’s Cigarettes Segment is managed through the Company, Lorillard Tobacco Company (“Lorillard Tobacco” or “Issuer”) and related entities. The Electronic Cigarettes Segment is managed through LOEC, Inc. (“LOEC”).

Stock Split—On November 13, 2012, the Company’s Board of Directors declared a three-for-one split of the Company’s common stock effected in the form of a 200% stock dividend. The record date of the stock split was December 14, 2012 and the additional shares were distributed on January 15, 2013. Treasury shares were treated as shares outstanding in the stock split. All shares and per share amounts in these financial statements have been adjusted for all periods presented for the stock split. For additional information, see Note 17, “Share-based Compensation” and Note 18, “Share Repurchase Programs.”

Use of estimates—The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and related notes. Significant estimates in the consolidated financial statements and related notes include: (1) accruals for tobacco settlement costs, litigation, sales incentive programs, income taxes and share-based compensation, (2) the determination of discount and other rate assumptions for defined benefit pension and other postretirement benefit expenses, (3) the valuation of pension assets and (4) the valuation of goodwill and intangible assets. Actual results could differ from those estimates.

Cash equivalents—Cash equivalents consist of short-term liquid investments with a maturity at date of purchase of 90 days or less. Interest and dividend income are included in investment income.

Inventories—Cigarette inventories (including leaf tobacco, manufactured stock and materials and supplies) are valued at the lower of cost, determined on a last-in, first-out (“LIFO”) basis, or market. A significant portion of leaf tobacco on hand will not be sold or used within one year, due to the duration of the aging process. All inventory of leaf tobacco, including the portion that has an operating cycle that exceeds 12 months, is classified as a current asset and is a generally recognized trade practice. Electronic cigarette inventories are valued at the lower of cost, determined on a first-in, first-out (“FIFO”) basis, or market and are included in manufactured stock.

Depreciation—Buildings, machinery and equipment are depreciated for financial reporting purposes on the straight-line method over estimated useful lives of those assets of 40 years for buildings and 3 to 12 years for machinery and equipment.

Derivative agreements—In September 2009, Lorillard Tobacco entered into interest rate swap agreements, which the Company guaranteed, with a total notional amount of $750 million. The interest rate swap agreements qualify for hedge accounting and were designated as fair value hedges. Under the swap agreements, Lorillard Tobacco receives a fixed rate settlement and pays a variable rate settlement with the difference recorded in interest expense. Changes in the fair value of the swap agreements are recorded in other assets or other liabilities with an offsetting adjustment to the carrying amount of the hedged debt. See Notes 10 and 13.

Business Combinations—Lorillard utilizes the acquisition method in accounting for business combinations whereby the amount of purchase price that exceeds the fair value of the acquired assets and assumed liabilities is allocated to goodwill. Lorillard recognizes intangible assets apart from goodwill if they arise from contractual or other legal rights, or if they are capable of being separated or divided from the acquired entity and sold, transferred, licensed, rented or exchanged. Assumptions and estimates are used in determining the fair value of assets acquired and liabilities assumed in a business combination. Valuation of intangible assets acquired requires that we use significant judgment in determining fair value, whether such intangibles are amortizable and, if the asset is amortizable, the period and the method by which the intangible asset will be amortized. In April 2012, the Company acquired blu eCigs and other assets used in the manufacture, distribution, development, research, marketing, advertising, and sale of electronic cigarettes. Changes in the initial assumptions could lead to changes in amortization or impairment charges recorded in our consolidated financial statements. See Notes 2 and 6 to the Consolidated Financial Statements for additional disclosure about the acquisition and the purchase price allocation.

Goodwill and Intangible Assets—Goodwill is evaluated using a two-step impairment test at the reporting unit level. The first step of the goodwill impairment test compares the book value of a reporting unit, including goodwill, with its fair value. If the book value of a reporting unit exceeds its fair value, we perform the second step of the impairment test. In the second step, we estimate an implied fair value of the reporting unit’s goodwill by allocating the fair value of the reporting unit to all of the assets and liabilities other than goodwill. The difference between the total fair value of the reporting unit and the fair value of all of the assets and liabilities other than goodwill is the implied fair value of that goodwill. The amount of impairment loss is equal to the excess of the book value of the goodwill over the implied fair value of that goodwill.

The fair value of our trademarks and trade names are estimated utilizing the relief from royalty method, and compared to the carrying value. The main assumptions utilized in the relief from royalty method are projected revenues from our long range plan, assumed royalty rates that could be payable if we did not own the trademarks and a discount rate. We recognize an impairment loss when the estimated fair value of the indefinite lived intangible asset is less than its carrying value.

Accumulated other comprehensive income (loss)—The components of accumulated other comprehensive income (loss) (“AOCI”) are unamortized actuarial gains and losses and prior service costs related to Lorillard’s defined benefit pension and postretirement plans. These unamortized gains and losses and prior service costs are recognized in net periodic benefit costs over the estimated service lives of covered employees.

Revenue recognition—Revenue from product sales, net of sales incentives, is recognized at the time ownership of the goods transfers to customers and collectability is reasonably assured. Federal excise taxes are recognized on a gross basis, and are reflected in both net sales and cost of sales. Sales incentives include retail price discounts, coupons and retail display allowances and are recorded as a reduction of revenue based on amounts estimated as due to customers and consumers at the end of a period based primarily on use and redemption rates. Sales to one customer represented 29%, 28% and 27% of Lorillard’s revenues in 2012, 2011 and 2010, respectively. Our largest selling brand, Newport, accounted for approximately 87.0%, 88.4% and 88.8% of consolidated net sales of Lorillard in 2012, 2011 and 2010, respectively.

Cost of sales—Cost of sales includes federal excise taxes, leaf tobacco cost, wrapping and casing material, manufacturing labor and production salaries, wages and overhead, research and development costs, distribution, other manufacturing costs, State Settlement Agreement expenses, the federal assessment for tobacco growers, Food and Drug Administration fees, promotional product expenses and electronic cigarette raw materials and manufacturing costs. Promotional product expenses include the cost, including excise taxes, of the free portion of “buy some get some free” promotions. We purchased approximately 31.9%, 24.9% and 27.4% of our leaf tobacco from one dealer in 2012, 2011 and 2010, respectively.

Advertising and marketing costs—Advertising costs are recorded as expense in the year incurred. Marketing and advertising costs that include such items as direct mail, advertising, agency fees and point of sale materials are included in selling, general and administrative expenses. Advertising expense was $54 million, $41 million and $35 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Research and development costs—Research and development costs are recorded as expense as incurred, are included in cost of sales and amounted to $20 million, $22 million and $19 million for each of the years ended December 31, 2012, 2011 and 2010, respectively.

Tobacco settlement costs—Lorillard recorded pre-tax charges of $1.379 billion, $1.307 billion and $1.212 billion for the years ended December 31, 2012, 2011 and 2010, respectively, to accrue its obligations under the State Settlement Agreements (see Note 22). Lorillard’s portion of ongoing adjusted settlement payments and legal fees is based on its share of total domestic cigarette shipments in that year. Accordingly, Lorillard records its portion of ongoing adjusted settlement payments as part of cost of sales as the related sales occur. Payments are made annually and are generally due in April of the year following the accrual of costs. The settlement cost liability on the balance sheets represents the unpaid portion of the Company’s obligations under the State Settlement Agreements.

Share-Based compensation costs—Under the 2008 Incentive Compensation Plan, the fair market value of the restricted shares and restricted stock units and the exercise price of stock options is based on the closing price at the date of the grant. Share-based compensation expense is recognized net of an estimated forfeiture rate and for shares expected to vest, using a straight-line basis over the requisite service period of the award.

Legal costs and loss contingencies—Legal costs are expensed as incurred and amounted to $160 million, $140 million and $116 million for the years ended December 31, 2012, 2011 and 2010, respectively. Lorillard establishes accruals in accordance with Accounting Standards Codification Topic 450, Contingencies (“ASC 450”), when a loss contingency is both probable and can be reasonably estimated as a charge to selling, general and administrative expense. There are a number of factors impacting Lorillard’s ability to estimate the possible loss or a range of loss, including the specific facts of each matter; the legal theories proffered by plaintiffs and legal defenses available to Lorillard Tobacco and Lorillard, Inc.; the wide-ranging outcomes reached in similar cases; differing procedural and substantive laws in the various jurisdictions in which lawsuits have been filed, including whether punitive damages may be pursued or are permissible; the degree of specificity in a plaintiff’s complaint; the history of the case and whether discovery has been completed; plaintiffs’ history of use of Lorillard Tobacco’s cigarettes relative to those of the other defendants; the attribution of damages, if any, among multiple defendants; the application of contributory and/or comparative negligence to the allocation of damage awards among plaintiffs and defendants; the likelihood of settlements for de minimus amounts prior to trial; the likelihood of success at trial; the likelihood of success on appeal; and the impact of current and pending state and federal appellate decisions. It has been Lorillard’s experience and is its continued expectation that the above complexities and uncertainties will not be clarified until the late stages of litigation. For those reasonably possible loss contingencies for which an estimate of the possible loss or range of loss cannot be made, Lorillard discloses the nature of the litigation and any developments as appropriate. See Note 22 for a description of loss contingencies.

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

Recently adopted accounting pronouncements — Lorillard adopted FASB ASU 2010-09 “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements.” ASU 2010-09 amends Topic 855 for SEC filers to eliminate the disclosure of the date through which subsequent events have been reviewed. The effective date was February 24, 2010. ASU 2010-09 did not have a material impact on Lorillard’s financial position or results of operations.

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

Lorillard adopted ASU 2011-05 “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” ASU 2011-05 requires presentation of comprehensive income in either a single statement of comprehensive income or two separate but consecutive statements. ASU 2011-05 does not change the definitions or the components of net income and other comprehensive income (OCI), when an item must be reclassified from OCI to net income, or the calculation or presentation of earnings per share. The entity still has the choice to either present OCI components before tax with one line amount for tax, or net of taxes. Disclosure of the tax impact for each OCI component is still required. ASU 2011-05 is effective for public companies for reporting periods beginning after December 15, 2011 and must be applied retrospectively. ASU 2011-05 did not have any impact on Lorillard’s financial position or results of operations, but resulted in the presentation of a separate statement of comprehensive income.

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

Accounting pronouncements not yet adopted — In July 2012, the FASB issued ASU 2012-02 “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.” ASU 2012-02 gives an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances indicates that it is more likely than not that indefinite-lived intangible assets other than goodwill are impaired, before being required to complete a quantitative impairment test. If an entity concludes, after assessing the totality of qualitative factors, that it is more likely than not that the indefinite-lived intangible assets are not impaired, then it is not required to complete a quantitative impairment test whereby the fair value of the indefinite-lived intangible asset would be determined and compared with the carrying amount of the intangible asset. The amendments in this update are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, and early adoption is permitted. The adoption of ASU 2012-02 will not have a material impact on Lorillard’s financial position or results of operations, but may impact the manner in which Lorillard assesses indefinite-lived intangible assets for impairment.

In February 2013, the FASB issued ASU 2013-02 “Comprehensive Income (Topic 220) — Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income.” ASU 2013-02 requires an entity to provide information about amounts reclassified out of accumulated other comprehensive income. An entity is also required to present either on the face of the financial statements or in the footnotes, significant items reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety. For other items that are not required under U.S. GAAP to be reclassified to net income in their entirety, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. This standard is effective for public entities prospectively for reporting periods beginning after December 15, 2012. The adoption of ASU 2013-02 will not have a material impact on Lorillard’s financial position or results of operations, but will result in disclosure of additional information about amounts reclassified out of accumulated other comprehensive income.

2.    Acquisition

On April 24, 2012, Lorillard, Inc., through its wholly owned subsidiary, Lorillard Holdings Company, Inc. (“LHCI”), and its subsidiaries acquired blu eCigs and other assets used in the manufacture, distribution, development, research, marketing, advertising and sale of electronic cigarettes (the “Acquisition”) for $135 million in cash. The Acquisition was made pursuant to an asset purchase agreement (the “Agreement”) with BLEC, LLC, Intermark Brands, LLC and QSN Technologies, LLC (the “Sellers”). The Agreement contains customary representations, warranties, covenants and indemnities by the Sellers and LHCI. The Acquisition provided Lorillard with the blu eCigs brand and an electronic cigarette product line.

The results of operations of blu eCigs are included in our consolidated financial statements beginning as of April 24, 2012. Lorillard’s consolidated revenues include $61 million of sales of blu eCigs and Lorillard incurred $6 million of acquisition-related expenses during the year ended December 31, 2012. blu eCigs had operating income of $1 million during the year ended December 31, 2012.

The fair values of the assets acquired and liabilities assumed at the date of acquisition are summarized below (in millions):

Assets acquired:
Current assets:
Accounts receivable	$2
Inventories	15

Total current assets	17

Goodwill	64
Intangible assets	58

Total assets	139

Liabilities assumed:
Current liabilities:
Accounts and drafts payable	4

Purchase price	$135

3.    Inventories

Cigarette inventories (including leaf tobacco, manufactured stock and materials and supplies) are valued at the lower of cost, determined on a last-in, first-out (“LIFO”) basis, or market. Electronic cigarette inventories of $41 million included in manufactured stock as of December 31, 2012 are valued at the lower of cost, determined on a first-in, first-out (“FIFO”) basis, or market. Inventories consisted of the following:

	December 31,
	2012	2011
	(In millions)
Leaf tobacco	$311	$230
Manufactured stock	94	43
Materials and supplies	5	4

	$410	$277

If the average cost method of accounting was used for inventories valued on a LIFO basis, inventories would be greater by approximately $245 million and $223 million at December 31, 2012 and 2011, respectively.

4.    Other Current Assets

Other current assets were as follows:

	December 31,
	2012	2011
	(In millions)
Restricted cash	$—	$13
Appeal bonds	7	7
Deposits	7	—
Other current assets	6	5

Total	$20	$25

5.    Plant and Equipment, Net

Plant and equipment is stated at historical cost and consisted of the following:

	December 31,
	2012	2011
	(In millions)
Land	$3	$3
Buildings	95	90
Equipment	657	597

Total	755	690
Accumulated depreciation	(457)	(428)

Plant and equipment, net	$298	$262

Depreciation and amortization expense was $39 million, $37 million and $35 million for 2012, 2011 and 2010, respectively.

6.    Goodwill and Intangible Assets

On April 24, 2012, Lorillard completed the Acquisition of the net assets of blu eCigs from Sellers (see Note 2). The purchase price allocation includes $64 million of goodwill and $58 million of intangible assets, $57 million of which was an indefinite lived intangible asset consisting of trademarks and trade names. All goodwill and trademarks have been recorded as a part of our Electronic Cigarettes reporting segment.

We evaluated our goodwill and indefinite lived intangible assets for impairment as of November 1, 2012. Based on the results of our impairment analysis, no impairment of goodwill or the blu eCigs trademark or trade name was determined to exist.

Goodwill

Goodwill and the changes in goodwill during the period are as follows:

(In millions)	Total
Balance, December 2011	$—
Purchase of blu eCigs net assets	64

Balance, December 2012	$64

7.    Other Assets

Other assets were as follows:

	December 31,
	2012	2011
	(In millions)
Debt issuance costs	$26	$24
Interest rate swap	111	95
Other prepaid assets	15	9

Total	$152	$128

8.    Accrued Liabilities

Accrued liabilities were as follows:

	December 31,
	2012	2011
	(In millions)
Legal fees	$23	$28
Salaries and other compensation	19	20
Medical and other employee benefit plans	33	31
Consumer rebates	87	60
Sales promotion	26	23
Accrued vendor charges	19	7
Excise and other taxes	63	52
Accrued interest	33	27
Other accrued liabilities	53	48

Total	$356	$296

9. Commitments

Lorillard leases certain real estate and transportation equipment under various operating leases. Listed below are future minimum rental payments required under those operating leases with non-cancelable terms in excess of one year.

December 31, 2012
(In millions)
2013	$1.9
2014	1.3
2015	0.7
2016	0.1

Net Minimum lease payments	$4.0

Rental expense for all operating leases was $4 million, $5 million and $6 million for 2012, 2011 and 2010, respectively.

At December 31, 2012, Lorillard Tobacco had contractual purchase obligations of approximately $69 million. These purchase obligations related primarily to agreements to purchase machinery during 2013.

At December 31, 2012, blu eCigs had contractual purchase obligations of approximately $17 million. These purchase obligations related primarily to agreements to purchase inventory during 2013.

10.    Fair Value

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

Assets and liabilities measured at fair value on a recurring basis at December 31, 2012 were as follows:

(In millions)	Level 1	Level 2	Level 3	Total
Cash and Cash Equivalents:
Prime money market funds	$1,720	$—	$—	$1,720

Total cash and cash equivalents	$1,720	$—	$—	$1,720

Derivative Asset:
Interest rate swaps — fixed to floating rate	$—	$111	$—	$111

Total derivative asset	$—	$111	$—	$111

Assets and liabilities measured at fair value on a recurring basis at December 31, 2011 were as follows:

(In millions)	Level 1	Level 2	Level 3	Total
Cash and Cash Equivalents:
Prime money market funds	$1,634	$—	$—	$1,634

Total cash and cash equivalents	$1,634	$—	$—	$1,634

Derivative Asset:
Interest rate swaps — fixed to floating rate	$—	$95	$—	$95

Total derivative asset	$—	$95	$—	$95

There were no transfers between levels within the fair value hierarchy or Level 3 purchases, sales, issuances or settlements for the years ended December 31, 2012 and 2011.

The fair value of the money market funds, classified as Level 1, utilized quoted prices in active markets.

The fair value of the interest rate swaps, classified as Level 2, utilized a market approach model using the notional amount of the interest rate swap and observable inputs of time to maturity and market interest rates. See Note 13 for additional information on the interest rate swaps.

11.    Credit Agreement

On July 10, 2012, Lorillard Tobacco, the principal, wholly owned operating subsidiary of the Company, terminated its three year $185 million credit agreement (the “Old Revolver”), dated March 26, 2010, and entered into a $200 million revolving credit facility that expires on July 10, 2017 (the "Revolver") and is guaranteed by the Company. The Revolver may be increased to $300 million upon request. Proceeds from the Revolver may be used for general corporate and working capital purposes. The interest rates on borrowings under the Revolver are based on prevailing interest rates and, in part, upon the credit rating applicable to the Company's senior unsecured long-term debt.

The Revolver requires that the Company maintain a ratio of debt to net income plus income taxes, interest expense, depreciation and amortization expense, any extraordinary losses, any non-cash expenses or losses and any losses on sales of assets outside of the ordinary course of business (“Adjusted EBITDA”) of not more than 2.25 to 1 and a ratio of Adjusted EBITDA to interest expense of not less than 3.0 to 1. In addition, the Revolver contains other affirmative and negative covenants customary for facilities of this type. The Revolver contains customary events of default, including upon a change in control (as defined therein), that could result in the acceleration of all amounts and cancellation of all commitments outstanding under the Revolver.

As of December 31, 2012, Lorillard was in compliance with all financial covenants and there were no borrowings under the Revolver.

12. Long-Term Debt

Long-term debt, net of interest rate swaps, consisted of the following:

	December 31, 2012	December 31, 2011
	(In millions)
2016 Notes—3.500% Notes due 2016	$500	$500
2017 Notes—2.300% Notes due 2017	500	—
2019 Notes—8.125% Notes due 2019	861	845
2020 Notes—6.875% Notes due 2020	750	750
2040 Notes—8.125% Notes due 2040	250	250
2041 Notes—7.000% Notes due 2041	250	250

Total long-term debt	$3,111	$2,595

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

Lorillard Tobacco is the principal, wholly owned operating subsidiary of the Company and the 2016 Notes, 2017 Notes, 2019 Notes, 2020 Notes, 2040 Notes and 2041 Notes (collectively, the “Notes”) are unconditionally guaranteed on a senior unsecured basis by the Company.

The interest rate payable on the $750 million of 2019 Notes issued in June 2009 is subject to incremental increases from 0.25% to 2.00% in the event either Moody’s Investors Services, Inc. (“Moody’s”), Standard & Poor’s Ratings Services (“S&P”) or both Moody’s and S&P downgrade the 2019 Notes below investment grade (Baa3 and BBB- for Moody’s and S&P, respectively). As of December 31, 2012, our debt ratings were Baa2 and BBB- with Moody’s and S&P, respectively, both of which are investment grade.

Upon the occurrence of a change of control triggering event, Lorillard Tobacco will be required to make an offer to repurchase the Notes at a price equal to 101% of the aggregate principal amount of the Notes, plus accrued interest. A “change of control triggering event” occurs when there is both a “change of control” (as defined in the Supplemental Indenture) and the Notes cease to be rated investment grade by both Moody’s and S&P within 60 days of the occurrence of a change of control or public announcement of the intention to effect a change of control. The Notes are not entitled to any sinking fund and are not redeemable prior to maturity. The Notes contain covenants that restrict liens and sale and leaseback transactions, subject to a limited exception. At December 31, 2012 and 2011, the carrying value of the Notes was $3.111 billion and $2.595 billion, respectively, and the estimated fair value was $3.512 billion and $2.801 billion, respectively. The fair value of the Notes is based on market pricing. The fair value of the Notes, classified as Level 1, utilized quoted prices in active markets.

13.    Derivative Instruments

In September 2009, Lorillard Tobacco entered into interest rate swap agreements, which the Company guaranteed, with a total notional amount of $750 million to modify its exposure to interest rate risk by effectively converting the interest rate payable on the 2019 Notes from a fixed rate to a floating rate. Under the agreements, Lorillard Tobacco receives interest based on a fixed rate of 8.125% and pays interest based on a floating one-month LIBOR rate plus a spread of 4.625%. The variable rates were 4.840% and 4.896% as of December 31, 2012 and 2011, respectively. The agreements expire in June 2019. The interest rate swap agreements qualify for hedge accounting and were designated as fair value hedges. Under the swap agreements, Lorillard Tobacco receives a fixed rate settlement and pays a variable rate settlement with the difference recorded in interest expense. That difference reduced interest expense by $24 million in both 2012 and 2011.

For derivatives designated as fair value hedges, which relate entirely to hedges of long-term debt, changes in the fair value of the derivatives are recorded in other assets or other liabilities with an offsetting adjustment to the carrying amount of the hedged debt. At December 31, 2012 and 2011, the adjusted carrying amounts of the hedged debt were $861 million and $845 million, respectively and the amounts included in other assets were $111 million and $95 million, respectively.

If our debt rating is downgraded below Ba2 by Moody’s or BB by S&P, the swap agreements will terminate and we will be required to settle them in cash before their expiration date. As of December 31, 2012, our debt ratings were Baa2 and BBB- with Moody’s and S&P, respectively, both of which are above the ratings at which settlement of our derivative contracts would be required.

14.    Earnings Per Share

Basic and diluted earnings per share (“EPS”) were calculated using the following:

	Year Ended December 31,
	2012	2011	2010
	(In millions)
Numerator:
Net income, as reported	$1,099	$1,116	$1,029
Less: Net income attributable to participating securities	(3)	(3)	—

Net income available to common shareholders	$1,096	$1,113	$1,029

Denominator:
Basic EPS – weighted average shares	389.27	417.32	454.76
Effect of dilutive securities:
Stock Options and SARS	0.86	0.74	0.43

Diluted EPS – adjusted weighted average shares and assumed conversions	390.13	418.06	455.19

Earnings Per Share:
Basic	$2.82	$2.67	$2.26
Diluted	$2.81	$2.66	$2.25

Options to purchase 0.1 million shares and 0.2 million shares of common stock were excluded from the diluted earnings per share calculation because their effect would be anti-dilutive for the years ended December 31, 2011 and 2010, respectively.

15.    Income Taxes

Prior to the separation from Loews in 2008 (the “Separation”), Lorillard was included in the Loews consolidated federal income tax return, and federal income tax liabilities were included on the balance sheet of Loews. Under the terms of the pre-Separation Tax Allocation Agreement between Lorillard and Loews, Lorillard made payments to, or was reimbursed by Loews for the tax effects resulting from its inclusion in Loews’ consolidated federal income tax return. As of December 31, 2012, there were no tax obligations between Lorillard and Loews for periods prior to the Separation. Following the Separation, Lorillard and its eligible subsidiaries filed a stand-alone consolidated federal income tax return.

The Separation Agreement with Loews (the “Separation Agreement”) requires Lorillard (and any successor entity) to indemnify Loews for any losses resulting from the failure of the Separation to qualify as a tax-free transaction (except if the failure to qualify is solely due to Loews’ fault). This indemnification obligation applies regardless of whether Lorillard or a potential acquirer obtains a supplemental ruling or an opinion of counsel.

The Separation Agreement further provides for cooperation between Lorillard and Loews with respect to additional tax matters, including the exchange of information and the retention of records which may affect the income tax liability of the parties to the Separation Agreement.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(In millions)	2012	2011	2010
Balance at January 1,	$42	$33	$39
Additions for tax positions of prior years	4	6	1
Reductions for tax positions of prior years	(6)	(2)	(15)
Additions based on tax positions related to the current year	9	9	9
Settlements	(4)	(1)	—
Lapse of statute of limitations	(4)	(3)	(1)

Balance at December 31,	$41	$42	$33

At December 31, 2012, 2011 and 2010, there were $27 million, $28 million and $22 million, respectively, of tax benefits that, if recognized, would affect the effective tax rate.

Lorillard recognizes interest related to unrecognized tax benefits and tax refund claims in interest expense and recognizes penalties (if any) in income tax expense. During the years ended December 31, 2012, 2011 and 2010, Lorillard recognized an expense of approximately $2 million, $2 million and $3 million in interest and penalties. Lorillard had accrued interest and penalties related to unrecognized tax benefits of $16 million and $15 million at December 31, 2012 and 2011, respectively.

Due to the potential for resolution of certain tax examinations and the expiration of various statutes of limitation, it is reasonably possible that Lorillard’s gross unrecognized tax benefits balance may decrease by approximately $6 million in the next twelve months.

Lorillard and/or one or more of its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and city jurisdictions. Lorillard’s consolidated federal income tax returns for the periods after 2008 are subject to IRS examination. With few exceptions, Lorillard’s state, local or foreign tax returns are subject to examination by taxing authorities for years after 2007.

The provision (benefit) for income taxes consisted of the following:

	Year Ended December 31,
	2012	2011	2010
	(In millions)
Current
Federal	$530	$548	$489
State	111	120	112
Deferred
Federal	(10)	(10)	5
State	(2)	(4)	—

Total	$629	$654	$606

Deferred tax assets (liabilities) are as follows:

	December 31,
(In millions)	2012	2011
Deferred tax assets:
Employee benefits-	$161	$154
Settlement costs	511	498
State and local income taxes	18	18
Litigation and legal	6	7
Inventory	4	—
Other	2	8

Gross deferred tax assets	702	685

Deferred tax liabilities:
Depreciation	(63)	(57)
Inventory	—	(6)
Federal effect of state deferred taxes	(34)	(33)

Gross deferred tax liabilities	(97)	(96)

Net deferred tax assets	$605	$589

Total income tax expense for the years ended December 31, 2012, 2011 and 2010 was different than the amounts of $605 million, $620 million and $572 million, computed by applying the statutory U.S. federal income tax rate of 35% to income before taxes for each of the years.

A reconciliation between the statutory federal income tax rate and Lorillard’s effective income tax rate as a percentage of income is as follows:

	2012	2011	2010
Statutory rate	35.0%	35.0%	35.0%
Increase (decrease) in rate resulting from:
State taxes	4.1	4.3	4.5
Domestic manufacturer’s deduction	(2.8)	(2.4)	(2.5)
Other	0.1	0.1	0.1

Effective rate	36.4%	37.0%	37.1%

16.    Retirement Plans

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

Weighted-average assumptions used to determine benefit obligations:

	Pension Benefits		Other Postretirement Benefits
	December 31,		December 31,
	2012	2011	2012	2011
Discount rate	3.90%-4.25%	4.70%-4.90%	3.90%-4.00%	4.60%-4.80%
Rate of compensation increase	4.25%	4.75%

Weighted-average assumptions used to determine net periodic benefit cost:

	Pension Benefits			Other Postretirement Benefits
	Year Ended December 31,			Year Ended December 31,
	2012	2011	2010	2012	2011	2010
Discount rate	4.70%-4.90%	5.40%-5.75%	6.00%	4.60%-4.80%	5.25%-5.50%	6.00%
Expected long-term return on plan assets	7.75%	7.50%	7.50%
Rate of compensation increase	4.75%	4.75%	4.75%

The expected long-term rate of return for Plan assets is determined based on widely-accepted capital market principles, long-term return analysis for global fixed income and equity markets and the active total return oriented portfolio management style. The methodology used to derive asset class risk/return estimates varies due to the nature of asset classes, the availability of historical data, implications from currency, and other factors. In many cases, where historical data is available, data is drawn from indices such as Morgan Stanley Capital International (“MSCI”) or G7 country data. For alternative asset classes where historical data may be insufficient or incomplete, estimates are based on long-term capital market conditions and/or asset class relationships. The expected rate of return for the Plan is based on the target asset allocation and return assumptions for each asset class. The estimated Plan return represents a nominal compound return which captures the effect of estimated asset class and market volatility.

Assumed health care cost trend rates for other postretirement benefits:

	Other Postretirement Benefits
	Year Ended December 31,
	2012	2011
Pre-65 health care cost trend rate assumed for next year	8.5%	9.0%
Post-65 health care cost trend rate assumed for next year	6.0%	8.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.5%	5.0%
Year that the rate reaches the ultimate trend rate:
Pre-65	2021	2020
Post-65	2021	2018

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One Percentage Point
	Increase	Decrease
	(In millions)
Effect on postretirement benefit obligations	$17	$14
Effect on total of service and interest cost	1	1

Net periodic pension and other postretirement benefit costs include the following components:

	Pension Benefits			Other Postretirement Benefits
	Year Ended December 31,			Year Ended December 31,
	2012	2011	2010	2012	2011	2010
	(In millions)
Service cost	$24	$18	$17	$5	$4	$4
Interest cost	55	56	56	10	10	12
Expected return on plan assets	(76)	(73)	(68)	—	—	—
Amortization of unrecognized net loss (gain)	22	8	7	—	—	(1)
Amortization of unrecognized prior service cost	4	4	5	(1)	(1)	(1)

Net periodic benefit cost	$29	$13	$17	$14	$13	$14

The following provides a reconciliation of benefit obligations, plan assets and funded status of the pension and postretirement plans.

	Pension Benefits		Other Postretirement Benefits
	December 31,		December 31,
	2012	2011	2012	2011
	(In millions)
Change in benefit obligation:
Benefit obligation at January 1	$1,183	$1,023	$212	$197
Service cost	24	18	5	4
Interest cost	55	56	10	10
Plan participants’ contributions	—	—	5	5
Amendments	—	9	2	—
Actuarial (gain) loss	66	144	12	15
Benefits paid	(63)	(67)	(18)	(21)
Other	—	—	2	2

Benefit obligation at December 31	1,265	1,183	230	212

Change in plan assets:
Fair value of plan assets at January 1	998	989	—	—
Actual return on plan assets	112	48	—	—
Employer contributions	31	28	13	16
Plan participants’ contributions	—	—	5	5
Benefits paid from plan assets	(63)	(67)	(18)	(21)

Fair value of plan assets at December 31	1,078	998	—	—

Funded status	$(187)	$(185)	$(230)	$(212)

Amounts recognized in the balance sheets consist of:
Current liabilities	$—	$—	$(14)	$(14)
Noncurrent liabilities	(187)	(185)	(216)	(198)

Net amount recognized	$(187)	$(185)	$(230)	$(212)

Net actuarial loss	$30	$168	$12	$15
Recognized actuarial gain (loss)	(22)	(7)	—	1
Prior service cost	—	10	2	—
Recognized prior service cost	(4)	(4)	—	—

Total recognized in other comprehensive (income) loss	$4	$167	$14	$16

Total recognized net periodic benefit cost and other comprehensive (income) loss	$33	$180	$28	$29

Information for pension plans with an accumulated benefit obligation in excess of plan assets consisted of the following:

	Pension Benefits
	December 31,
	2012	2011
	(In millions)
Projected benefit obligation	$1,265	$1,183
Accumulated benefit obligation	1,189	1,111
Fair value of plan assets	1,078	998

The table below presents the estimated amounts to be recognized from accumulated other comprehensive income into net periodic benefit cost during 2013.

	Pension Benefits	Other Postretirement Benefits
	(In millions)
Amortization of actuarial (gain) loss	$21	$1
Amortization of prior service cost	4	—

Total estimated amounts to be recognized	$25	$1

Lorillard projects expected future minimum benefit payments as follows.

Expected future benefit payments	Pension Benefits	Other Postretirement Benefit Plans	Less Medicare Drug Subsidy	Net
	(In millions)
2013	$67	$15	$1	$14
2014	70	16	1	15
2015	71	16	1	15
2016	73	16	1	15
2017	75	17	1	16
2018 – 2022	396	84	4	80

	$752	$164	$9	$155

Lorillard expects to contribute $31 million to its pension plans and $15 million to its other postretirement benefit plans in 2013.

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

Based on this LDI framework the asset allocation has two primary components. The first component of the asset allocation is the “hedging portfolio” which uses the Plan’s fixed income portfolio to hedge a portion of the interest rate risk associated with the Plan’s liabilities, thereby reducing the Plan’s expected funded status volatility. The second component is the “growth/equity portfolio” which is designed to enhance portfolio returns. The growth portfolio is broadly diversified across the following asset classes; Global Equities, Long Short Equities, Absolute Return Hedge Funds, Private Equity (including growth equity, buyouts, and other illiquid assets designed to enhance returns), and Private Real Assets. Alternative investments, including hedge funds, are used judiciously to enhance risk adjusted long-term returns while improving portfolio diversification. Overlay derivatives are used to assist in the rebalancing of the total portfolio to the strategic asset allocation. Derivatives may be used to gain market exposure in an efficient and timely manner. Investment risk is measured and monitored on an ongoing basis through annual liability measurements, periodic asset/liability studies, and quarterly investment portfolio reviews.

The pension plans asset allocations were:

	Asset Allocation as of 12/31/12	Asset Allocation as of 12/31/11
	(%)	(%)
Asset Class
U.S. Equity	10.6	14.0
Global ex U.S. Equity	8.0	10.4
Global ex Emerging Markets Equity	3.8	—
Emerging Markets Equity	3.7	3.6
Absolute Return Hedge Funds	13.9	11.7
Equity Hedge Funds	11.4	10.7
Private Equity	4.7	4.7
Private Real Assets	2.2	1.6
Public Real Assets	2.3	2.0
Fixed Income	37.3	40.0
Cash Equivalents	2.1	1.3

Total	100.0	100.0

Fair Value Measurements—The fair value hierarchy has three levels based on the observability of the inputs used to determine fair value. Level 1 refers to fair values determined based on quoted prices in active markets for identical assets. Level 2 refers to fair values estimated using significant other observable inputs. Level 3 includes fair values estimated using significant non-observable inputs. Plan assets using the fair value hierarchy as of December 31, 2012 were as follows:

	Total	Level 1	Level 2	Level 3
	(In millions)
Asset Class:
U.S. Equity:
Securities	$122	$49	$—	$73
Overlay derivatives liabilities	(8)	—	(8)	—
Global ex U.S. Equity:
Securities	93	—	93	—
Overlay derivatives liabilities	(6)	—	(6)	—
Global ex Emerging Markets Equity	41	—	25	16
Emerging Markets Equity:
Securities	43	—	43	—
Overlay derivatives liabilities	(3)	—	(3)	—
Absolute Return Hedge Funds	150	—	40	110
Equity Hedge Funds	123	—	62	61
Private Equity	51	—	—	51
Private Real Assets	24	—	—	24
Public Real Assets	23	—	14	9
Fixed Income:
Securities	375	241	69	65
Overlay derivatives assets	27	—	27	—
Cash Equivalents	23	—	23	—

Total	$1,078	$290	$379	$409

Plan assets using the fair value hierarchy as of December 31, 2011 were as follows:

	Total	Level 1	Level 2	Level 3
	(In Millions)
Asset Class:
U.S. Equity	$139	$53	$20	$66
Global ex U.S. Equity	104	—	104	—
Emerging Markets Equity	36	—	36	—
Absolute Return Hedge Funds	117	—	37	80
Equity Hedge Funds	107	—	57	50
Private Equity	47	—	—	47
Private Real Assets	16	—	—	16
Public Real Assets	20	—	11	9
Fixed Income	399	399	—	—
Cash Equivalents	13	—	13	—

Total	$998	$452	$278	$268

Equity securities are primarily valued using a market approach based on the quoted market prices of identical instruments. Certain equity securities are valued at their net assets values (NAVs).

Hedge funds are valued primarily based on NAVs and are not publicly available.

Private equity valuations are based on the valuation of underlying investments, which include inputs such as cost, operating results, discounted future cash flows and market based comparable data.

Real estate values are based on valuation of the underlying investments, which include inputs such as cost, discounted future cash flows, independent appraisals and market based comparable data.

Fixed income securities are primarily valued using a market approach with inputs based on the quoted market prices of identical instruments and that include broker quotes in a non-active market.

Cash equivalents are primarily held in registered money market funds which are valued at their NAVs calculated using the amortized cost of the securities and have daily liquidity.

Certain of our plan assets, primarily contained in U.S. Equity Securities, Absolute Return Hedge Funds, Equity Hedge Funds, Private Equity, Private Real Assets and Fixed Income Securities, do not have readily determinable market values given the specific investment structures involved and the nature of the underlying investments. For the December 31, 2012 and 2011 plan asset reporting, publicly traded asset pricing was used where possible. For assets without readily determinable values, estimates were derived from investment manager discussions focusing on underlying fundamentals and significant events. For those investments reported on a one-quarter lagged basis (primarily Private Equity and Private Real Assets) we use NAVs, adjusted for subsequent cash flows and significant events.

The following table presents a reconciliation of Level 3 assets held during the year ended December 31, 2012. For the year ended December 31, 2012, there were no significant transfers between levels 1, 2 and 3.

	January 1, 2012 Balance	Realized Gains/ (Losses)	Unrealized Gains/ (Losses)	Purchases	Sales	Net Transfers Into/(Out of) Level 3		December 31, 2012 Balance
US Equity	$66	$—	$12	$—	$(5)	$—		$73
Global ex U.S. Equity	—	—	1	15	—			16
Absolute Return Hedge Funds	80	2	7	29	(8)	—		110
Equity Hedge Funds	50	—	2	13	(4)	—		61
Private Equity	47	1	5	9	(10)		(1)	51
Private Real Assets	16	1	1	10	(4)	—		24
Public Real Assets	9	—	—	—	—	—		9
Fixed Income	—	—	—	65	—	—		65

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

Profit Sharing—Lorillard has a Profit Sharing Plan for hourly employees. Lorillard’s contributions under this plan are based on Lorillard’s performance with a maximum contribution of 15% of participants’ earnings. Contributions for 2012, 2011 and 2010 were $11 million, $11 million and $10 million, respectively.

Savings Plan—Lorillard sponsors an Employees Savings Plan for salaried employees. Lorillard provides a matching contribution of 100% of the first 3% of pay contributed and 50% of the next 2% of pay contributed by employees. Lorillard contributions for 2012, 2011 and 2010 were $5 million, $5 million and $5 million, respectively.

17.    Share-Based Compensation

On June 10, 2008, Lorillard separated from Loews, and all of the outstanding equity awards granted from the Carolina Group 2002 Stock Option Plan (the “Carolina Group Plan”) were converted on a one-for-one basis to equity awards granted from the Lorillard Inc. 2008 Incentive Compensation Plan (the “Lorillard Plan”) with the same terms and conditions. In May 2008, Lorillard’s sole shareholder and Board of Directors approved the Lorillard Plan in connection with the issuance of the Company’s Common Stock for the benefit of certain Lorillard employees. The aggregate number of shares of the Company’s Common Stock for which options, stock appreciation rights (“SARs”), restricted stock or restricted stock units may be granted under the Lorillard Plan is 11,144,475 shares, of which 2,144,475 were outstanding Carolina Group stock options converted to the Lorillard Plan; and the maximum number of shares of Lorillard Common Stock with respect to which options or SARs may be granted to any individual in any calendar year is 1,500,000 shares.

Stock Option Plan—Stock options are granted with an exercise price per share that may not be less than the fair value of the Company’s Common Stock on the date of the grant. Generally, options and SARs vest ratably over a four-year period and expire ten years from the date of grant. The fair value of the awards immediately after the Separation did not exceed the fair value of the awards immediately before the Separation, and no incremental compensation expense was recorded as a result of the modification of the Carolina Group awards.

A summary of the stock option and SAR transactions for the Lorillard Plan for 2012, 2011 and 2010 is as follows:

	2012		2011		2010
		Weighted		Weighted		Weighted
		Average		Average		Average
	Number of	Exercise	Number of	Exercise	Number of	Exercise
	Awards	Price	Awards	Price	Awards	Price
Awards outstanding, January 1,	4,388,862	$25.94	4,428,339	$23.19	4,575,555	$21.87
Granted	—	—	1,026,060	34.37	764,184	25.95
Exercised	(930,156)	22.28	(1,040,094)	22.65	(758,361)	17.80
Forfeited	(20,631)	23.62	(25,443)	23.72	(153,039)	20.73
Expired	(3,819)	23.53	—	—	—	—

Awards outstanding, December 31	3,434,256	26.95	4,388,862	25.94	4,428,339	23.19

Awards exercisable, December 31	1,760,898	25.05	1,505,325	22.23	1,510,407	20.89

Shares available for grant, December 31	4,375,683		4,270,449		5,301,303

The following table summarizes information about stock options and SARs outstanding in connection with the Lorillard Plan at December 31, 2012:

	Awards Outstanding			Awards Vested
Range of exercise prices	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$6.67 – 11.66	25,500	1.7	$9.94	25,500	$9.94
11.67 – 16.66	59,997	2.9	15.20	59,997	15.20
16.67 – 21.66	422,082	5.6	19.84	283,461	19.75
21.67 – 26.66	1,405,917	6.4	24.42	783,021	24.19
26.67 – 31.66	747,150	6.4	27.05	408,201	27.14
31.67 – 36.66	303,546	8.2	35.77	89,742	35.41
36.67 – 38.00	470,064	9.3	37.45	110,976	37.45

During the period January 1, 2010 to December 31, 2011, Lorillard awarded non-qualified stock options totaling 1,790,244 shares. During the period January 1, 2006 to December 31, 2009, Lorillard awarded SARs. In accordance with the Lorillard Plan, Lorillard has the ability to settle SARs in shares or cash and has the intention to settle in shares. The SARs balance at December 31, 2012 was 1,876,362 shares and the non-qualified stock options balance at December 31, 2012 was 1,557,894 shares.

The weighted average remaining contractual term of awards outstanding and vested as of December 31, 2012, was 6.53 years and 5.82 years, respectively. The aggregate intrinsic value of awards outstanding and vested at December 31, 2012 was $41 million and $24 million, respectively. The total intrinsic value of awards exercised during the year ended December 31, 2012 was $19 million.

Lorillard recorded stock-based compensation expense of $5 million, $5 million and $8 million related to the Lorillard Plan during 2012, 2011 and 2010 respectively. The related income tax benefits recognized were $1 million, $2 million and $3 million for 2012, 2011 and 2010, respectively. At December 31, 2012, the compensation cost related to nonvested awards not yet recognized was $4 million, and the weighted average period over which it is expected to be recognized is 1.76 years.

The fair value of granted options and SARs for the Lorillard Plan was estimated at the grant date using the Black-Scholes pricing model with the following assumptions and results:

Year Ended December 31,	2011	2010
Weighted average expected dividend yield	5.8%	6.2%
Weighted average expected implied volatility	30.0%	23.6%
Weighted average risk-free interest rate	1.5%	1.9%
Expected holding period (in years)	5.0	5.0
Weighted average fair value of awards	$4.90	$2.45

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

Restricted Stock Plan—As part of the Lorillard Plan mentioned above, restricted stock units (“RSUs”) may be granted to employees (“Employees”) annually. These RSUs enable the recipients to receive restricted shares of Lorillard’s common stock at the end of a one year performance period. The restricted shares vest at the end of two additional years and convert to unrestricted common stock at the conclusion of the vesting period. RSUs may be granted to Employees on an annual basis. The final award may equal 0-200% of a target based on pre-established Lorillard financial performance measures related to the one year performance period. Performance-based RSUs were issued for the first time on February 17, 2012. The 2012 RSU performance period ended on December 31, 2012 and the RSUs will convert to restricted shares on February 17, 2013 based on achievement of the performance measures. Dividend equivalents accrue without compounding on the RSUs and are subject to the same risks of forfeiture as the RSUs.

RSU activity was as follows for the year ended December 31, 2012:

	2012
	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding, January 1,	—	—
Granted	210,891	42.36
Forfeited	(3,552)	42.35
Transferred to restricted	—	—

Outstanding, December 31	207,339	42.36

The weighted average fair value of performance-based RSUs granted during 2012 was $9 million which was equal to the market value of the underlying Lorillard common stock. The total market value of awards outstanding at the end of 2012 was $8 million.

As part of the Lorillard Plan mentioned above, restricted stock may be granted to Employees and/or non-employee directors (“Directors”) annually. The restricted stock is included as part of the shares available for grant shown above. The restricted stock was granted based on the per share closing price of the Company’s Common Stock on the date of the grant.

Lorillard may grant shares of restricted stock to Employees and/or Directors, giving them in most instances all of the rights of stockholders, except that they may not sell, assign, pledge or otherwise encumber such shares for a vesting period of three years for Employees or one year for Directors (“Restriction Period”). Such shares are subject to forfeiture if certain conditions are not met.

The fair value of the restricted shares and RSUs at the date of grant is amortized to expense ratably over the Restriction Period. Lorillard recorded pre-tax expense related to restricted stock for the years ended December 31, 2012, 2011 and 2010 of $15 million, $11 million and $5 million, respectively. The tax benefits recognized related to this expense for the years ended December 31, 2012 and 2011 were $5 million and $4 million, respectively. The unamortized expense related to restricted stock was $16 million at December 31, 2012, and the weighted average period over which it is expected to be recognized is 1.73 years.

Restricted stock activity was as follows for the years ended December 31, 2012, 2011 and 2010:

	2012		2011		2010
	Number of Awards	Weighted- Average Grant Date Fair Value Per Share	Number of Awards	Weighted- Average Grant Date Fair Value Per Share	Number of Awards	Weighted- Average Grant Date Fair Value Per Share
Balance at January 1,	1,310,619	$24.97	758,049	$23.76	268,299	$20.02
Granted	156,450	40.97	599,526	26.50	553,050	25.36
Vested	(396,786)	22.27	(24,156)	24.85	(29,970)	20.02
Forfeited	(41,439)	28.01	(22,800)	24.95	(33,330)	23.44

Balance at December 31,	1,028,844	28.33	1,310,619	24.97	758,049	23.76

Employee Stock Purchase Plan— On September 1, 2012, the Company established the Lorillard Inc. Employee Stock Purchase Plan (“ESPP”). Under the plan, certain full-time employees, who do not receive annual equity awards under the Lorillard Plan, may purchase shares of Lorillard common stock. The plan provides for two offering periods for purchases: March through August and September through February. At the end of each offering period, employees are able to purchase shares of our common stock at a price equal to 95% of the fair market value of the common stock on the last day of the offering period. The purchases are made through payroll deductions, and an aggregate of up to 1,500,000 shares of Lorillard common stock may be purchased by eligible employees pursuant to the ESPP. Purchases of common stock from the initial offering period will be made on February 28, 2013.

18.    Share Repurchase Programs

As of January 19, 2010, the Company completed its $750 million share repurchase program that was announced on July 27, 2009, after repurchasing an additional 3.4 million shares in January 2010 for $90 million at an average purchase price of $26.12 per share. In February 2010, the Board of Directors authorized the repurchase of up to $250 million of the Company’s common stock, which was completed on May 26, 2010, after repurchasing 9.8 million shares at an average purchase price of $25.43 per share.

As of August 9, 2011, the Company completed its $1.4 billion share repurchase program. The program was announced in August 2010 and authorized the Company to repurchase in the aggregate up to $1 billion of its outstanding common stock. The Board of Directors amended this program in May 2011, authorizing an additional $400 million in repurchases for a total of $1.4 billion under this program. The Company repurchased 45.1 million shares at an average price of $31.02 per share under this program.

As of February 24, 2012, the Company completed its $750 million share repurchase program that was announced in August 2011, after repurchasing an additional 4.9 million shares in January and February 2012 for

$188 million at an average purchase price of $38.28. The Company repurchased a total of 20.1 million shares at an average price of $37.29 per share under this program.

On August 21, 2012, Lorillard Inc. announced that its Board of Directors had approved a new share repurchase program authorizing the Company to repurchase in the aggregate up to $500 million of its outstanding common stock. Purchases by the Company under this program may are made from time to time at prevailing market prices in open market purchases, privately negotiated transactions, block purchases or otherwise, as determined by the Company’s management. The repurchases are funded from existing cash balances, including proceeds from the Company’s August 2012 issuance of the 2017 Notes (see Note 12 for a description of the Notes).

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

During 2012, the Company repurchased approximately 14.8 million shares of its common stock under the $750 million share repurchase program and the $500 million share repurchase program at an average price of $39.05 per share, for a total of $578 million. As of December 31, 2012, the maximum value of shares that could yet be purchased under the $500 million share repurchase program was $109 million.

As of December 31, 2012, total shares repurchased under share repurchase programs authorized by the Board since the Separation were as follows:

Program	Amount Authorized	Number of Shares Repurchased
	(In millions)	(In millions)
July 2008 - October 2008	$400	17.6
May 2009 - July 2009	250	11.0
July 2009 - January 2010	750	29.3
February 2010 - May 2010	250	9.8
August 2010* - August 2011	1,400	45.1
August 2011 - February 2012	750	20.1
August 2012 -	500	9.9

Total	$4,300	142.8

*	As amended on May 19, 2011

19. Quarterly Financial Data (Unaudited)

(In millions, except per share data)
2012 Quarter Ended	December 31	September 30	June 30	March 31
Net sales	$1,704	$1,661	$1,731	$1,526
Gross profit	644	602	612	523
Net income	309	283	284	223
Net income per share, diluted	$0.80	$0.72	$0.72	$0.57
Basic weighted average number of shares outstanding	384.87	390.21	390.53	391.45
Diluted weighted average number of shares outstanding	385.59	391.05	391.44	392.40

2011 Quarter Ended	December 31	September 30	June 30	March 31
Net sales	$1,618	$1,622	$1,692	$1,535
Gross profit	638	563	599	543
Net income	310	267	291	248
Net income per share, diluted	$0.77	$0.65	$0.68	$0.57
Basic weighted average number of shares outstanding	399.78	410.21	425.36	434.39
Diluted weighted average number of shares outstanding	400.67	411.05	425.88	434.81

20.    Segment Information

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated on a regular basis by the chief operating decision maker, or decision making group, in deciding how to allocate resources to an individual segment and in assessing performance. Lorillard has two reportable segments, Cigarettes and Electronic Cigarettes. Lorillard identifies segments based on how our chief operating decision maker assesses performance and allocates resources, which is based on the types of products sold by each segment. Centrally incurred costs, such as the cost of Lorillard’s sales force and administrative overhead costs, are allocated to each segment based on the percentage of each segment’s budgeted net sales (excluding federal excise taxes) of Lorillard consolidated net sales (excluding federal excise taxes).

The Cigarettes segment consists principally of the operations of Lorillard Tobacco and related entities. Its principal products are marketed under the brand names of Newport, Kent, True, Maverick and Old Gold with substantially all of its sales in the United States of America.

The Electronic Cigarettes segment consists principally of the operations of LOEC and related entities. LOEC is an electronic cigarette company in the United States, and markets its products under the blu eCigs brand. Lorillard acquired the blu eCigs brand and other assets used in the manufacture distribution, development, research, marketing, advertising and sale of electronic cigarettes on April 24, 2012.

Prior to the acquisition of blu eCigs on April 24, 2012, Lorillard managed its operations on the basis of one operating and reportable segment.

Lorillard maintains its headquarters and manufactures all of its cigarette products at its Greensboro, North Carolina facilities. Substantially all of Lorillard’s sales and all of Lorillard’s fixed assets are in the United States of America. Newport, Kent, True, Maverick, Old Gold and blu eCigs are the registered trademarks of Lorillard and its subsidiaries. Lorillard sold its major cigarette trademarks outside of the United States in 1977.

	Year Ended December 31, 2012
	Cigarettes	Electronic Cigarettes	Consolidating Adjustments	Total Lorillard
Net sales	$6,562	$61	$—	$6,623
Cost of sales	4,201	40	—	4,241

Gross profit	2,361	21	—	2,382
Selling, general and administrative	484	20	—	504

Operating income	$1,877	$1	$—	$1,878

Depreciation and amortization	$38	$1	$—	$39
Total assets	$3,313	$208	$(125)	$3,396
Capital expenditures	74	—	—	74

21.    Consolidating Financial Information

In June 2009, April 2010, August 2011 and August 2012, Lorillard Tobacco, as primary obligor, issued the Notes, which are unconditionally guaranteed by the Company for the payment and performance of Lorillard Tobacco’s obligation in connection therewith (see Note 12 for a description of the Notes).

The following sets forth the condensed consolidating balance sheets as of December 31, 2012 and 2011, condensed consolidating statements of income for the years ended December 31, 2012, 2011 and 2010, condensed consolidating statements of comprehensive income for the years ended December 31, 2012, 2011 and 2010 and condensed consolidating statements of cash flows for the years ended December 31, 2012, 2011 and 2010 for the Company as parent guarantor (herein referred to as “Parent”), Lorillard Tobacco (herein referred to as “Issuer”) and all non-guarantor subsidiaries of the Company and Lorillard Tobacco. These condensed consolidating financial statements were prepared in accordance with Rule 3-10 of SEC Regulation S-X, “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered.” Lorillard accounts for investments in these subsidiaries under the equity method of accounting.

Condensed Consolidating Balance Sheets

December 31, 2012

(In millions)

	Parent	Issuer	Non- guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Assets:
Cash and cash equivalents	$150	$1,471	$99	$—	$1,720
Accounts receivable, less allowances of $3	—	8	10	—	18
Other receivables	1	41	77	(67)	52
Inventories	—	369	41	—	410
Deferred income taxes	—	555	2	—	557
Other current assets	—	12	8	—	20

Total current assets	151	2,456	237	(67)	2,777
Investment in subsidiaries	—	118	—	(118)	—
Plant and equipment, net	—	298	—	—	298
Goodwill	—	—	64	—	64
Intangible assets	—	—	57	—	57
Deferred income taxes	—	45	5	(2)	48
Other assets	125	152	—	(125)	152

Total assets	$276	$3,069	$363	$(312)	$3,396

Liabilities and Shareholders’ Equity (Deficit):
Accounts and drafts payable	$—	$35	$4	$—	$39
Accrued liabilities (1)	14	399	10	(67)	356
Settlement costs	—	1,183	—	—	1,183
Income taxes	—	—	23	—	23

Total current liabilities	14	1,617	37	(67)	1,601
Long-term debt	—	3,111	—	—	3,111
Investment in subsidiaries	2,037	—	—	(2,037)	—
Postretirement pension, medical and life insurance benefits	—	409	—	—	409
Other liabilities	2	39	138	(127)	52

Total liabilities	2,053	5,176	175	(2,231)	5,173

Shareholders’ Equity (Deficit):
Common stock	5	—	—	—	5
Additional paid-in capital	298	92	72	(164)	298
Retained earnings	2,351	(1,958)	116	1,842	2,351
Accumulated other comprehensive loss	(241)	(241)	—	241	(241)
Treasury stock	(4,190)	—	—	—	(4,190)

Total shareholders’ equity (deficit)	(1,777)	(2,107)	188	1,919	(1,777)

Total liabilities and shareholders’ equity (deficit)	$276	$3,069	$363	$(312)	$3,396

(1)	Includes intercompany royalties between Issuer and other subsidiaries of a corresponding amount.

Condensed Consolidating Balance Sheets

December 31, 2011

(In millions)

	Parent	Issuer	Non- guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Assets:
Cash and cash equivalents	$235	$582	$817	$—	$1,634
Accounts receivable, less allowances of $2	—	10	—	—	10
Other receivables	—	956	2	(875)	83
Inventories	—	277	—	—	277
Deferred income taxes	—	535	—	—	535
Other current assets	—	25	—	—	25

Total current assets	235	2,385	819	(875)	2,564
Investment in subsidiaries	(1,347)	219	—	1,128	—
Plant and equipment, net	—	262	—	—	262
Deferred income taxes	—	50	4	—	54
Other assets	—	302	213	(387)	128

Total assets	$(1,112)	$3,218	$1,036	$(134)	$3,008

Liabilities and Shareholders’ Equity (Deficit):
Accounts and drafts payable	$—	$32	$—	$—	$32
Accrued liabilities (1)	14	354	803	(875)	296
Settlement costs	—	1,151	—	—	1,151
Income taxes	—	6	—	—	6

Total current liabilities	14	1,543	803	(875)	1,485
Long-term debt	—	2,595	—	—	2,595
Postretirement pension, medical and life insurance benefits	—	388	—	—	388
Other liabilities	387	39	14	(387)	53

Total liabilities	401	4,565	817	(1,262)	4,521

Shareholders’ Equity (Deficit):
Common stock	5	—	—	—	5
Additional paid-in capital	263	55	214	(269)	263
Retained earnings	2,059	(1,174)	5	1,169	2,059
Accumulated other comprehensive loss	(228)	(228)	—	228	(228)
Treasury stock	(3,612)	—	—	—	(3,612)

Total shareholders’ equity (deficit)	(1,513)	(1,347)	219	1,128	(1,513)

Total liabilities and shareholders’ equity (deficit)	$(1,112)	$3,218	$1,036	$(134)	$3,008

(1)	Includes intercompany royalties between Issuer and other subsidiaries of a corresponding amount.

Condensed Consolidating Statements of Income

For the Year Ended December 31, 2012

(In millions)

	Parent	Issuer	Non- guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net sales (including excise taxes of $1,987)	$—	$6,562	$1,118	$(1,057)	$6,623
Cost of sales (including excise taxes of $1,987)	—	4,201	40	—	4,241

Gross profit	—	2,361	1,078	(1,057)	2,382
Selling, general and administrative	1	1,536	24	(1,057)	504

Operating income	(1)	825	1,054	—	1,878
Investment income	—	3	1	—	4
Interest expense	(1)	(151)	(2)	—	(154)

Income before taxes	(2)	677	1,053	—	1,728
Income taxes	(1)	238	392	—	629
Equity in earnings of subsidiaries	1,100	661	—	(1,761)	—

Net income	$1,099	$1,100	$661	$(1,761)	$1,099

Condensed Consolidating Statements of Income

For the Year Ended December 31, 2011

(In millions)

	Parent	Issuer	Non- guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net sales (including excise taxes of $2,014)	$—	$6,466	$—	$—	$6,466
Cost of sales (including excise taxes of $2,014)	—	4,123	—	—	4,123

Gross profit	—	2,343	—	—	2,343
Selling, general and administrative (1)	—	1,473	(1,022)	—	451

Operating income	—	870	1,022	—	1,892
Investment income	1	1	1	—	3
Interest expense	—	(125)	—	—	(125)

Income before taxes	1	746	1,023	—	1,770
Income taxes	—	290	364	—	654
Equity in earnings of subsidiaries	1,115	659	—	(1,774)	—

Net income	$1,116	$1,115	$659	$(1,774)	$1,116

(1)	Includes intercompany royalties between Issuer and other subsidiaries of a corresponding amount.

Condensed Consolidating Statements of Income

For the Year Ended December 31, 2010

(In millions)

	Parent	Issuer	Non- guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net sales (including excise taxes of $1,879)	$—	$5,932	$—	$—	$5,932
Cost of sales (including excise taxes of $1,879)	—	3,809	—	—	3,809

Gross profit	—	2,123	—	—	2,123
Selling, general and administrative (1)	—	1,330	(932)	—	398

Operating income	—	793	932	—	1,725
Investment income	—	3	1	—	4
Interest expense	—	(91)	(3)	—	(94)

Income before taxes	—	705	930	—	1,635
Income taxes	—	268	338	—	606
Equity in earnings of subsidiaries	1,029	592	—	(1,621)	—

Net income	$1,029	$1,029	$592	$(1,621)	$1,029

(1)	Includes intercompany royalties between Issuer and other subsidiaries of a corresponding amount.

Condensed Consolidating Statements of Comprehensive Income

For the Year Ended December 31, 2012

(In millions)

	Parent	Issuer	Non- guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net income	$1,099	$1,100	$661	$(1,761)	$1,099

Other comprehensive income, net of tax:
Defined benefit retirement plans loss, net of tax benefit of $(4)	—	(13)	—	—	(13)

Other comprehensive loss	—	(13)	—	—	(13)

Comprehensive income	$1,099	$1,087	$661	$(1,761)	$1,086

Condensed Consolidating Statements of Comprehensive Income

For the Year Ended December 31, 2011

(In millions)

	Parent	Issuer	Non- guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net income	$1,116	$1,115	$659	$(1,774)	$1,116

Other comprehensive loss, net of tax:
Defined benefit retirement plans loss, net of tax benefit of $(64)	—	(119)	—	—	(119)

Other comprehensive loss	—	(119)	—	—	(119)

Comprehensive income	$1,116	$996	$659	$(1,774)	$997

Condensed Consolidating Statements of Comprehensive Income

For the Year Ended December 31, 2010

(In millions)

	Parent	Issuer	Non- guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net income	$1,029	$1,029	$592	$(1,621)	$1,029

Other comprehensive income, net of tax:
Defined benefit retirement plans gains, net of tax expense of $6	—	12	—	—	12

Other comprehensive income	—	12	—	—	12

Comprehensive income	$1,029	$1,041	$592	$(1,621)	$1,041

Condensed Consolidating Statements of Cash Flows

For the Year Ended December 31, 2012

(In millions)

	Parent	Issuer	Non- guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net income	$1,099	$1,100	$661	$(1,761)	$1,099
Adjustments to reconcile to net cash provided by operating activities:
Equity income from subsidiaries	(1,100)	(661)	—	1,761	—
Depreciation and amortization	—	38	1	—	39
Pension, health and life insurance contributions	—	(43)	—	—	(43)
Pension, health and life insurance benefits expense	—	44	—	—	44
Deferred income taxes	1	(10)	(2)	—	(11)
Share-based compensation	1	19	—	—	20
Excess tax benefits from share-based arrangements	—	(11)	—	—	(11)
Changes in operating assets and liabilities:
Accounts and other receivables	—	877	(10)	(875)	(8)
Inventories	—	(92)	(26)	—	(118)
Accounts payable and accrued liabilities	—	50	(861)	875	64
Settlement costs	—	32	—	—	32
Income taxes	(1)	43	17		59
Other current assets	—	13	(8)	—	5
Other assets	—	(1)	—	—	(1)
Return on investment in subsidiaries	1,495	550	—	(2,045)	—

Net cash provided by (used in) operating activities	1,495	1,948	(228)	(2,045)	1,170

Cash flows from investing activities:
Business acquisition, net of cash acquired (1)	(125)	—	(135)	125	(135)
Additions to plant and equipment	—	(74)	—	—	(74)
Investment in subsidiary	(70)	—	—	70	—

Net cash provided by (used in) investing activities	(195)	(74)	(135)	195	(209)

Cash flows from financing activities:
Shares repurchased	(578)	—	—	—	(578)
Proceeds from issuance of long-term debt	—	500	125	(125)	500
Dividends paid	(807)	(1,495)	(550)	2,045	(807)
Debt issuance costs	—	(5)	—	—	(5)
Contributions from parent	—	—	70	(70)	—
Proceeds from exercise of stock options	—	5	—	—	5
Excess tax benefits from share-based arrangements	—	10	—	—	10

Net cash provided by (used in) financing activities	(1,385)	(985)	(355)	1,850	(875)

Change in cash and cash equivalents	(85)	889	(718)	—	86
Cash and cash equivalents, beginning of year	235	582	817	—	1,634

Cash and cash equivalents, end of year	$150	$1,471	$99	$—	$1,720

(1)	$125 million reflected as cash flows used by Parent consists of a loan from Parent to a Non-guarantor Subsidiary.

Condensed Consolidating Statements of Cash Flows

For the Year Ended December 31, 2011

(In millions)

	Parent	Issuer	Non- guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net income	$1,116	$1,115	$659	$(1,774)	$1,116
Adjustments to reconcile to net cash provided by operating activities:
Equity income from subsidiaries	(1,115)	(659)	—	1,774	—
Depreciation and amortization	—	37	—	—	37
Pension, health and life insurance contributions	—	(42)	—	—	(42)
Pension, health and life insurance benefits expense	—	28	—	—	28
Deferred income taxes	—	(16)	1	—	(15)
Share-based compensation	—	16	—	—	16
Excess tax benefits from share-based arrangements	—	(4)	—	—	(4)
Changes in operating assets and liabilities:
Accounts and other receivables	(1)	(873)	(2)	877	1
Accounts payable and accrued liabilities	12	(37)	869	(877)	(33)
Settlement costs	—	91	—	—	91
Income taxes	—	(2)	(4)	—	(6)
Other current assets	—	(10)	—	—	(10)
Other assets	—	(170)	(213)	387	4
Return on investment in subsidiaries	1,730	1,212	—	(2,942)	—

Net cash provided by (used in) operating activities	1,742	686	1,310	(2,555)	1,183

Cash flows from investing activities:
Additions to plant and equipment	—	(56)	—	—	(56)
Return of capital	252	—	—	(252)	—

Net cash provided by (used in) investing activities	252	(56)	—	(252)	(56)

Cash flows from financing activities:
Shares repurchased	(1,586)	—	—	—	(1,586)
Proceeds from issuance of long-term debt	387	750	—	(387)	750
Dividends paid	(723)	(1,982)	(1,212)	3,194	(723)
Debt issuance costs	—	(9)	—	—	(9)
Proceeds from exercise of stock options	—	8	—	—	8
Excess tax benefits from share-based arrangements	—	4	—	—	4

Net cash provided by (used in) financing activities	(1,922)	(1,229)	(1,212)	2,807	(1,556)

Change in cash and cash equivalents	72	(599)	98	—	(429)
Cash and cash equivalents, beginning of year	163	1,181	719	—	2,063

Cash and cash equivalents, end of year	$235	$582	$817	$—	$1,634

Condensed Consolidating Statements of Cash Flows

For the Year Ended December 31, 2010

(In millions)

	Parent	Issuer	Non- guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net income	$1,029	$1,029	$592	$(1,621)	$1,029
Adjustments to reconcile to net cash provided by operating activities:
Equity income in subsidiaries	(1,029)	(592)	—	1,621	—
Depreciation and amortization	—	35	—	—	35
Pension, health and life insurance contributions	—	(32)	—	—	(32)
Pension, health and life insurance benefits expense	—	30	—	—	30
Deferred income taxes	(5)	7	(1)	—	1
Share-based compensation	1	7	—	—	8
Excess tax benefits from share-based arrangements	—	(2)	—	—	(2)
Changes in operating assets and liabilities:
Accounts and other receivables	—	5	—	—	5
Inventories	—	4	—	—	4
Accounts payable and accrued liabilities	(16)	(14)	(16)	—	(46)
Settlement costs	—	78	—	—	78
Income taxes	(1)	(44)	11	—	(34)
Other current assets	—	(2)	—	—	(2)
Other assets	—	2	15	—	17
Return on investment in subsidiaries	1,398	401	—	(1,799)	—

Net cash provided by (used in) operating activities	1,377	912	601	(1,799)	1,091

Cash flows from investing activities:
Additions to plant and equipment	—	(40)	—	—	(40)
Return of capital	17	—	—	(17)	—

Net cash provided by (used in) investing activities	17	(40)	—	(17)	(40)

Cash flows from financing activities:
Shares repurchased	(716)	—	—	—	(716)
Proceeds from issuance of long-term debt	—	1,000	—	—	1,000
Dividends paid	(645)	(1,399)	(417)	1,816	(645)
Debt issuance costs	—	(13)	—	—	(13)
Excess tax benefits from share-based arrangements	—	2	—	—	2

Net cash used in financing activities	(1,361)	(410)	(417)	1,816	(372)

Change in cash and cash equivalents	33	462	184	—	679
Cash and cash equivalents, beginning of year	130	719	535	—	1,384

Cash and cash equivalents, end of year	$163	$1,181	$719	$—	$2,063

22.    Legal Proceedings

Overview

As of February 11, 2013, 8,176 product liability cases are pending against cigarette manufacturers in the United States. Lorillard Tobacco is a defendant in 7,203 of these cases. Lorillard, Inc. is a co-defendant in 665 pending cases. A total of 4,565 of these lawsuits are Engle Progeny Cases, described below. In addition to the product liability cases, Lorillard Tobacco and, in some instances, Lorillard, Inc., are defendants in Filter Cases and Tobacco-Related Antitrust Cases.

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

Type of Case	Total Number of Cases Pending against Lorillard as of February 11, 2013
Conventional Product Liability Cases	24
Engle Progeny Cases	4,565
West Virginia Individual Personal Injury Cases	38
Flight Attendant Cases	2,574
Class Action Cases	1
Reimbursement Cases	1
Filter Cases	53
Tobacco-Related Antitrust Cases	1

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

Class Action Cases. Class Action Cases are purported to be brought on behalf of large numbers of individuals for damages allegedly caused by smoking. Lorillard Tobacco but not Lorillard, Inc. is a defendant in the Class Action Case listed in the above table. Neither Lorillard Tobacco nor Lorillard, Inc. is a defendant in additional Class Action Cases that are pending against other cigarette manufacturers, including approximately 16 “lights” Class Action Cases and two Class Action Cases that seek court-supervised medical monitoring programs.

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

Filter Cases. Filter Cases are brought by individuals, including former employees of a predecessor of Lorillard Tobacco, who seek damages resulting from their alleged exposure to asbestos fibers that were incorporated into filter material used in one brand of cigarettes manufactured by Lorillard for a limited period of time ending more than 50 years ago. Lorillard Tobacco is a defendant in 52 of the 53 Filter Cases listed in the above table. Lorillard, Inc. is a co-defendant in three of the 52 Filter Cases that are pending against Lorillard Tobacco. Lorillard, Inc. is also a defendant in one additional Filter Case in which Lorillard Tobacco is not a defendant.

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

Tobacco-Related Product Liability Litigation

Conventional Product Liability Cases

Since January 1, 2010, verdicts have been returned in nine Conventional Product Liability Cases against cigarette manufacturers. Lorillard Tobacco was the only defendant in one of these nine trials, Evans v. Lorillard Tobacco Company (Superior Court, Suffolk County, Massachusetts). In December 2010, the jury in Evans awarded $50 million in compensatory damages to the estate of a deceased smoker, $21 million in damages to the deceased smoker’s son, and $81 million in punitive damages. In September 2011, the court granted in part Lorillard Tobacco’s motion to reduce the jury’s damages awards and reduced the verdicts to the deceased smoker to $25 million and to the deceased smoker’s son to $10 million. The court did not reduce the punitive damages verdict, and it denied the other motions Lorillard Tobacco filed following trial that contested the jury’s verdict. In September 2011, the court also issued an order that addressed the single claim that was not submitted to the jury. While the court made certain findings that were favorable to the plaintiffs, it did not award additional damages to the plaintiffs on this final claim. The court has denied the various motions filed by Lorillard Tobacco following the entry of the order on the claim that was not submitted to the jury. In September 2011, the court entered a judgment that reflected the jury’s damages awards and the court’s reductions following trial. The judgment awarded plaintiffs interest on each of the three damages awards at the rate of 12% per year from the date the case was filed in 2004. Interest on the three awards will continue to accrue until either the judgment is paid or is vacated on appeal. The judgment permitted plaintiff’s counsel to request an award of attorneys’ fees and costs. In November 2011, the court granted in part plaintiff’s counsel’s application for attorneys’ fees and costs and has awarded approximately $2.4 million in fees and approximately $225,000 in costs. The court entered a final judgment that incorporated the amounts of the verdicts, as reduced by the trial court, the awards of interest, and the awards of attorneys’ fees and costs. Lorillard Tobacco has noticed an appeal from the final judgment to the Massachusetts Appeals Court. In March 2012, plaintiff’s application for direct appellate review was granted, transferring the appeal to the Massachusetts Supreme Judicial Court. The parties’ arguments in this appeal were heard in December 2012.

Neither Lorillard Tobacco nor Lorillard, Inc. was a defendant in the eight other trials since January 1, 2010. Juries found in favor of the plaintiffs and awarded compensatory damages in three of these trials and also awarded $4.0 million in punitive damages in one of these trials. Defendants appealed the verdicts in two of these trials, and those appeals remain pending. The plaintiff in another case was awarded $25 million in punitive damages in a retrial ordered by an appellate court in which the jury was permitted to consider only the amount of punitive damages to award. Defendants have appealed that verdict. Juries found in favor of the defendants in the four other trials. Two of these four cases have concluded because the plaintiffs did not pursue appeals. Plaintiff in the third case has noticed an appeal, and arguments are scheduled to be heard in February 2013. In December 2012, the court granted a post trial motion for a new trial filed by the plaintiff in the fourth case. The defendant has filed a motion for reconsideration of this decision. As of February 11, 2013 the trial court has not ruled on this motion.

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

Some cases are scheduled for trial in 2013. As of February 11, 2013, Lorillard Tobacco is a defendant in two of these cases. Lorillard, Inc. is a not a defendant in any of these cases. Trial dates are subject to change.

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

Engle Progeny Cases are pending in various Florida state and federal courts. Some of the Engle Progeny Cases were filed on behalf of multiple plaintiffs. Various courts have entered orders severing the cases filed by multiple plaintiffs into separate actions. In 2009, one Florida federal court entered orders that severed the claims of approximately 4,400 Engle Progeny plaintiffs, initially asserted in a small number of multi-plaintiff actions, into separate lawsuits. In some cases, spouses or children of alleged former class members have also brought derivative claims. In 2011, approximately 500 cases that were among the 4,400 cases severed into separate lawsuits in 2009, filed by family members of alleged former class members, were combined with the cases filed by the smoker from which the family members’ claims purportedly derived. In August 2012, the United States District Court for the Middle District of Florida ordered the parties to submit approximately 600 Engle cases to mediation. These cases were scheduled to be mediated in groups starting in November 2012 through May 2013. The first group of mediations has concluded. Lorillard resolved 15 cases in the first group and an additional 20 cases were dismissed outright. On January 30, 2013, the Court issued an order changing the mediation process. Instead of conducting individual plaintiff mediations, the Court ordered the parties to participate in a mediation process for the federal Engle progeny cases globally. The order provides that: (1) plaintiffs will participate in a confidential mediation session without the defendants by March 15, 2013; (2) defendants will participate along with a high-level corporate officer from each defendant in a confidential mediation session without the plaintiffs by April 15, 2013; and (3) each side will disclose to the mediators a confidential offer for global resolution of the federal Engle progeny cases. Defendants have filed a motion for reconsideration of this mediation order.

On December 14, 2012, plaintiffs’ counsel filed a motion to remand the majority of the federal cases to state court. On January 25, 2013, the Court denied the motion. Plaintiffs have petitioned the United States Court of Appeals for the 11th Circuit for permission to appeal the District Court’s order denying the motion to remand.

Since January 2010 and through February 11, 2013, the United States District Court for the Middle District of Florida has dismissed a total of approximately 2,721 cases. In some instances, the plaintiffs whose cases were dismissed also were pursuing cases pending in other courts. In other instances, the attorneys who represented the plaintiffs asked the court to enter dismissal orders because they were no longer able to contact their clients. In September 2012, the Court dismissed approximately 589 cases for failure to comply with court deadlines and granted a motion that dismissed 211 additional cases for a variety of reasons. In November 2012, the Court granted a motion by defendants and dismissed an additional 36 cases as barred by the statute of limitations. In January 2013, the Court granted a motion by defendants and dismissed approximately 520 cases in which the plaintiffs were deceased at the time their personal injury lawsuits were filed. Other courts, including state courts, have entered orders dismissing additional cases.

Various intermediate state and federal Florida appellate courts have issued rulings that address the scope of the preclusive effect of the findings from the first phase of the Engle trial, including whether those findings relieve plaintiffs from the burden of proving certain legal elements of their claims. In July 2010, the United States. Court of Appeals for the Eleventh Circuit reversed the decision of the trial court in the Bernice Brown case, finding that it was premature to address the extent of any preclusive effect of the Engle Phase I findings until the scope of the factual issues decided in Engle Phase I was determined by the trial court. In December 2010, in the Martin case, the Florida First District Court of Appeal disagreed with the Bernice Brown ruling and found that the trial court correctly construed the Florida Supreme Court’s 2006 Engle decision and that it properly instructed the jury on the preclusive effect of certain of the Engle jury’s findings. In September 2011, in the Jimmie Lee Brown case, the Florida Fourth District Court of Appeal had a different interpretation of the effect of the 2006 Engle decision on plaintiff’s claims than both the Bernice Brown and Martin courts. In December 2011, the U.S. District Court for the Middle District of Florida, in the Waggoner case, found that the Florida Supreme Court’s 2006 Engle decision to give the Engle Phase I findings preclusive effect, in conjunction with the Martin and Jimmie Lee Brown cases, was a constitutionally permissible application of Florida law. Since the Martin and Jimmie Lee Brown decisions, 15 other verdicts awarding damages to plaintiffs have been affirmed in intermediate state Florida appellate courts. The Florida Supreme Court has granted review in one of those cases, the Douglas case, to address the issue of whether a tobacco manufacturer’s due process rights are violated by relying upon the Engle Phase I findings. The Florida Supreme Court heard argument in September 2012. The due process issue is also currently on appeal in the United States Court of Appeals for the Eleventh Circuit in the Duke and Walker cases. The Duke appeal has been stayed pending the Florida Supreme Court’s decision on Douglas. A joint motion to consolidate the Duke and Walker appeals and suspend any further activity on those appeals until after the Florida Supreme Court’s decision on Douglas is also pending.

Various courts, including appellate courts, have issued rulings that have addressed the conduct of the cases prior to trial. One intermediate state appellate court ruled in 2011 that plaintiffs are permitted to assert a claim against a cigarette manufacturer even if the smoker did not smoke a brand sold by that manufacturer. Defendants’ petition for review of this decision by the Florida Supreme Court was denied in August 2012. In March 2012, another intermediate state appellate court agreed with the 2011 ruling and reversed dismissals in a group of cases. Defendants in these cases are also seeking review by the Florida Supreme Court. The Florida Supreme Court had announced that it would defer decision on whether to accept review of these cases until it decided whether to review the 2011 decision. As of February 11, 2013, the Florida Supreme Court had not announced whether it would grant review of these cases. These rulings may limit the ability of the defendants, including Lorillard Tobacco and Lorillard, Inc., to be dismissed from cases in which smokers did not use a cigarette manufactured by Lorillard Tobacco. In October 2012, the Florida First District Court of Appeal affirmed the judgment awarding damages in one case, however the appeals court certified to the Florida Supreme Court the question of whether Engle class members may pursue an award of punitive damages based on claims of negligence or strict liability. As of February 11, 2013, the Florida Supreme Court had not announced whether it would grant review of this case.

In connection with the Engle Progeny Cases, Lorillard and various other tobacco manufacturing defendants face various other legal issues that could materially affect the outcome of the Engle cases. These legal issues include, but are not limited to, the application of the statute of limitations and statute of repose, the constitutionality of a cap on the amount of a bond necessary to obtain an automatic stay of a post-trial judgment, and whether a plaintiff’s representative may continue an existing lawsuit or file a new lawsuit after that the original plaintiff has died. Various intermediate Florida appellate courts and Florida Federal Courts have issued rulings on these issues.

Lorillard Tobacco and Lorillard, Inc. are defendants in Engle Progeny Cases that have been placed on courts’ 2013 trial calendars or in which specific trial dates have been set. Trial schedules are subject to change and it is not possible to predict how many of the cases pending against Lorillard Tobacco or Lorillard, Inc. will be tried in 2013. It also is not possible to predict whether some courts will implement procedures that consolidate multiple Engle Progeny Cases for trial.

As of February 11, 2013, trial was underway in one Engle Progeny Case in which Lorillard Tobacco is a defendant: the case of Evers v. RJ Reynolds Tobacco Company, et al. (Circuit Court, Thirteenth Judicial Circuit, Hillsborough County, Florida). Lorillard, Inc. is not a defendant in this trial.

As of February 11, 2013, verdicts had been returned in nine Engle Progeny Cases in which Lorillard Tobacco was a defendant. Lorillard, Inc. was not a defendant in any of these nine cases. Juries awarded compensatory damages to the plaintiffs in seven of these cases. In three of the seven cases in which juries awarded compensatory damages, plaintiffs were awarded punitive damages from Lorillard Tobacco. In another case, the court entered an order following trial that awarded plaintiff compensatory damages. The nine cases are listed below in the order in which the verdicts were returned:

•

In Rohr v. R.J. Reynolds Tobacco Company, et al. (Circuit Court, Broward County, Florida), a jury returned a verdict in favor of the defendants, including Lorillard Tobacco. Plaintiff in Rohr did not pursue an appeal and the case is concluded.

•

In Mrozek v. Lorillard Tobacco Company (Circuit Court, Fourth Judicial Circuit, Duval County, Florida), the jury awarded plaintiffs a total of $6 million in compensatory damages and $11.3 million in punitive damages. The jury apportioned 35% of the fault for the smoker’s injuries to the smoker and 65% to Lorillard Tobacco. The final judgment entered by the trial court reflected the jury’s verdict and awarded plaintiff $3,900,588 in compensatory damages and $11,300,000 in punitive damages plus 6% annual interest. A motion filed by Lorillard Tobacco to disqualify the trial judge based on comments he made in another Engle Progeny trial was denied in July 2012 and a petition filed by Lorillard tobacco requesting that the Florida First District Court of Appeal review that decision was denied in January 2013. In December 2012, the Florida First District Court of Appeal affirmed the final judgment awarding compensatory and punitive damages. Lorillard Tobacco has filed a motion for rehearing of the appellate court opinion. The appellate court provisionally granted plaintiff’s motion for appellate attorneys’ fees, ruling that the trial court is authorized to award appellate fees if the trial court determines entitlement to attorneys’ fees. As of February 11, 2013, the trial court had not ruled on plaintiff’s motion for costs and attorneys’ fees.

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

•

In Jewett v. R.J. Reynolds Tobacco Co., et al. (Circuit Court, Duval County, Florida), the jury awarded the estate of the decedent $692,981 in compensatory damages and awarded the plaintiff $400,000 for loss of companionship. The jury assessed 70% of the responsibility for the decedent’s injuries to the decedent, 20% to R.J. Reynolds and 10% to Lorillard Tobacco. The jury returned a verdict for the defendants regarding whether punitive damages were warranted. The final judgment entered by the trial court reflected the jury’s verdict and awarded plaintiff a total of $109,298 from Lorillard Tobacco plus 6% annual interest. In June 2012, an agreement was reached between the parties as to the amount of costs and attorneys’ fees incurred and plaintiff’s motion for costs and attorneys’ fees was withdrawn. In November 2012, the Florida First District Court of Appeal reversed the judgment awarding compensatory damages and ordered the case returned to the trial court for a new trial. In January 2013, the appellate court denied a motion filed by the plaintiff for rehearing of the decision reversing the judgment.

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

•

In Sury v. R.J. Reynolds Tobacco Company, et al. (Circuit Court, Duval County, Florida), the jury awarded plaintiff $1,000,000 in compensatory damages and assessed 60% of the responsibility for the decedent’s injuries to the decedent, 20% to Lorillard Tobacco and 20% to R.J. Reynolds. The jury returned a verdict for the defendants regarding whether punitive damages were warranted. In March 2012, the court entered a final judgment against defendants in the amount of $1,000,000 plus 4.75% annual interest, declining to apply the jury’s comparative fault findings to causes of action alleging intentional conduct. Defendants have noticed an appeal to the Florida First District Court of Appeal from the final judgment that awarded compensatory damages to the plaintiff. In December 2012, Lorillard Tobacco reached an agreement with the plaintiff to resolve the trial costs and fees, should the judgment be upheld on appeal.

•

In Alexander v. Lorillard Tobacco Company, et al. (Circuit Court, Eleventh Judicial Circuit, Miami-Dade County, Florida), the jury awarded plaintiff $20,000,000 in compensatory damages and $25,000,000 in punitive damages. Lorillard Tobacco is the only defendant in this case. The jury apportioned 20% of the fault for the smoker's injuries to the smoker and 80% to Lorillard Tobacco. In March 2012, the court entered a final judgment that applied the jury’s comparative fault determination to the court’s award of compensatory damages, awarding the plaintiff $16,000,000 in compensatory damages and $25,000,000 in punitive damages from Lorillard Tobacco. In May 2012, the court granted a motion by Lorillard Tobacco to lower the amount of compensatory damages and reduced the amount awarded to $10,000,000 from Lorillard Tobacco. Other post-trial motions challenging the verdict were denied. The court entered an amended final judgment that applied the jury’s comparative fault determination to the court’s award of compensatory damages, awarding the plaintiff $8,000,000 in compensatory damages and $25,000,000 in punitive damages, plus the statutory rate of interest, should the judgment be upheld on appeal. Lorillard Tobacco has noticed an appeal from the amended final judgment to the Florida Third District Court of Appeal. Plaintiff filed a motion for attorneys’ fees and costs. In September 2012, an agreement was reached between the parties as to the amount of costs and attorneys’ fees incurred.

•

In Calloway v. R.J. Reynolds Tobacco Company, et al. (Circuit Court, Seventeenth Judicial Circuit, Broward County, Florida), the jury awarded plaintiff and a daughter of the decedent a total of $20,500,000 in compensatory damages. The jury apportioned 20.5% of the fault for the smoker’s injuries to the smoker, 27% to R.J. Reynolds, 25% to Philip Morris, 18% to Lorillard Tobacco, and 9.5% to Liggett. The jury awarded $12,600,000 in punitive damages from Lorillard Tobacco and $42,250,000 from the other defendants, for a total punitive damages award of $54,850,000. In August 2012, the court granted a post-trial motion by the defendants and lowered the compensatory damages award to $16,100,000. The court also ruled that the jury’s finding on the plaintiff’s percentage of comparative fault would not be applied to reduce the compensatory damage award because the jury found in favor of the plaintiff on her claims alleging intentional conduct. In August 2012, the court entered final judgment against defendants in the amount of $16,100,000 in compensatory damages and $54,850,000 ($12,600,000 from Lorillard Tobacco) in punitive damages, plus the statutory rate of interest, which is currently 4.75%. The final judgment also granted plaintiff’s application for costs and attorneys’ fees, but as of February 11, 2013, the trial court had not awarded an amount. Defendants have noticed an appeal from the final judgment to the Florida Fourth District Court of Appeal.

•

In Evers v. R.J. Reynolds Tobacco Company, et al. (Circuit Court, Thirteenth Judicial Circuit, Hillsborough County, Florida), the jury awarded plaintiff and the estate of the decedent a total of $3,230,000 in compensatory damages. The jury apportioned 31% of the fault for the smoker’s injuries to the smoker, 60% to R.J. Reynolds and 9% to Lorillard Tobacco. The jury found that punitive damages against Lorillard Tobacco were not warranted. The jury determined that punitive damages were warranted against R.J. Reynolds Tobacco Company. As of February 11, 2013, the trial had not proceeded to a second phase to determine the amount of punitive damages, if any.

As of February 11, 2013, trial was underway in one Engle Progeny Case involving defendants other than Lorillard Tobacco or Lorillard, Inc.: the case of Spolzino v. RJ Reynolds Tobacco Company, et al. (Circuit Court, Broward County, Florida).

As of February 11, 2013, verdicts have been returned in 71 Engle Progeny Cases since the Florida Supreme Court issued its 2006 ruling that permitted members of the Engle class to bring individual lawsuits in which neither Lorillard Tobacco nor Lorillard, Inc. was a defendant at trial. Juries awarded compensatory damages and punitive damages in 24 of the trials. The 24 punitive damages awards have totaled approximately $625 million and have ranged from $20,000 to $244 million. In 20 of the trials, juries’ awards were limited to compensatory damages. In the 27 remaining trials, juries found in favor of the defendants. Post-trial motions challenging the verdicts in some cases and appeals from final judgments in some cases are pending before various Florida circuit and intermediate appellate courts. As of February 11, 2013, one verdict in favor of the defendants and two verdicts in favor of the plaintiff have been reversed on appeal and returned to the trial court for a new trial on all issues. In six cases, the appellate courts have ruled that the issue of damages awarded must be revisited by the trial court. Motions for rehearing of these appellate court rulings are pending in some cases.

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

In June 2009, Florida amended the security requirements for a stay of execution of any judgment during the pendency of appeal in Engle Progeny Cases. The amended statute provides for the amount of security for individual Engle Progeny Cases to vary within prescribed limits based on the number of adverse judgments that are pending on appeal at a given time. The required security decreases as the number of appeals increases to ensure that the total security posted or deposited does not exceed $200 million in the aggregate. This amended statute applies to all judgments entered on or after June 16, 2009. The plaintiffs in some of the cases have challenged the constitutionality of the amended statute. As of February 11, 2013, none of these motions had been granted and courts either denied these challenges or rulings have not been issued. In January 2012, the Florida Supreme Court agreed to review one of the orders denying a challenge to the amended statute. In August 2012, the Florida Supreme Court dismissed the appeal as moot because the defendant had satisfied the judgment.

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

In September 2000, there were approximately 1,250 IPIC Cases, and Lorillard Tobacco was named in all but a few of them. Plaintiffs in most of the cases alleged injuries from smoking cigarettes, and the claims alleging injury from smoking cigarettes have been consolidated for a multi-phase trial. Approximately 645 IPIC Cases have been dismissed in their entirety. Lorillard Tobacco has been dismissed from approximately 565 additional IPIC Cases because those plaintiffs did not submit evidence that they used a Lorillard Tobacco product. These additional IPIC Cases remain pending against other cigarette manufacturers and some or all of the dismissals of Lorillard Tobacco could be contested in subsequent appeals. As of February 11, 2013, Lorillard Tobacco is a defendant in 31 of the pending IPIC Cases. Lorillard, Inc. was not a defendant in any of the IPIC Cases.

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

As of February 11, 2013, the Severed IPIC Claims and the Severed IPIC Cases were not subject to a trial plan. None of the Severed IPIC Claims or the Severed IPIC Cases was scheduled for trial as of February 11, 2013. Trial dates are subject to change.

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

As of February 11, 2013, none of the Flight Attendant Cases were scheduled for trial. Trial dates are subject to change.

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

Counsel for the certified class had filed a motion for attorneys’ fees, for costs and expenses, and for an award to the class representatives. In May 2012, an agreement was reached among all parties that released all claims against the defendants for attorneys’ fees and costs, and provided that class counsel would seek a fee only from the fund awarded to the class. In December 2012, the Court ratified and approved the agreement.

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

“Lights” Class Action Cases. Neither Lorillard Tobacco nor Lorillard, Inc. is a defendant in another approximately 16 Class Action Cases in which plaintiffs’ claims are based on the allegedly fraudulent marketing of “light” or “ultra-light” cigarettes. Classes have been certified in some of these cases. In one of these cases, Craft v. Philip Morris USA (Circuit Court, City of St. Louis, Missouri, filed February 29, 2000), trial began in September 2011. In November 2011, the court ordered a mistrial when the jury was unable to reach a verdict. Retrial has been scheduled for January 2014. In another of the “lights” Class Action Cases, Good v. Altria Group, Inc., et al., the U.S. Supreme Court ruled in December 2008 that neither the Federal Cigarette Labeling and Advertising Act nor the Federal Trade Commission’s regulation of cigarettes’ tar and nicotine disclosures preempts (or bars) some of plaintiffs’ claims. In 2009, the Judicial Panel on Multidistrict Litigation consolidated various federal court “lights” Class Action Cases pending against Philip Morris USA or Altria Group and transferred those cases to the U.S. District Court of Maine (the “MDL cases”). The court denied plaintiffs’ motion for class certification filed in four of the MDL Cases, and a federal appellate court declined to review the class certification order. Following the appellate court’s ruling, plaintiffs dismissed thirteen of the MDL Cases, including Good v. Altria Group, Inc., et al. In April, 2012, the Judicial Panel on Multidistrict Litigation entered an order transferring the four MDL cases that remained pending to the courts in which each originated.

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

The final judgment and remedial order has not yet been fully implemented. Following trial, the final judgment and remedial order was stayed because the defendants, the government and several intervenors noticed appeals to the Circuit Court of Appeals for the District of Columbia. In May 2009, a three judge panel upheld substantially all of the District Court’s final judgment and remedial order. In September 2009, the Court of Appeals denied defendants’ rehearing petitions as well as their motion to vacate those statements in the appellate ruling that address defendants’ marketing of “low tar” or “lights” cigarettes, to vacate those parts of the trial court’s judgment on that issue, and to remand the case with instructions to deny as moot the government’s allegations and requested relief regarding “lights” cigarettes. The Court of Appeals stayed its order that formally relinquished jurisdiction of defendants’ appeal pending the disposition of the petitions for writ of certiorari to the U.S. Supreme Court that were noticed by the defendants, the government and the intervenors. In June 2010, the U.S. Supreme Court denied all of the petitions for writ of certiorari. The case has been returned to the trial court for implementation of the Court of Appeals’ directions in its 2009 ruling and for entry of an amended final judgment. On November 27, 2012, the court entered an order prescribing the language the defendants must include in the corrective statements defendants are to make on their websites and through other media. The court directed the parties to engage in discussions to implement those statements, with such discussions to be concluded by March 1, 2013. On January 25, 2013, defendants appealed the court’s November 27, 2012 order to the U.S. Court of Appeals for the District of Columbia Circuit. As of February 11, 2013, the court had not entered an amended final judgment.

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

The State Settlement Agreements provide that the agreements are not admissions, concessions or evidence of any liability or wrongdoing on the part of any party, and were entered into by the Original Participating Manufacturers to avoid the further expense, inconvenience, burden and uncertainty of litigation. Lorillard recorded pretax charges for its obligations under the State Settlement Agreements of $334 million and $1.379 billion for the three and twelve months ended December 31, 2012, respectively, and $294 million and $1.307 billion for the three and twelve months ended December 31, 2011, respectively. Lorillard’s portion of ongoing adjusted settlement payments and legal fees is based on its share of domestic cigarette shipments in the year preceding that in which the payment is due. Accordingly, Lorillard records its portions of ongoing adjusted settlement payments as part of cost of manufactured products sold as the related sales occur.

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

On December 18, 2012, the Participating Manufacturers, including Lorillard Tobacco, agreed to a term sheet with 17 states and the District of Columbia and Puerto Rico that resolves disputes under the MSA involving payment adjustments relating to nonparticipating manufacturers. The settlement would resolve the claims for the years 2003 through 2012 and would put in place a new method for calculating this adjustment beginning in 2013. Under the terms of the agreement, Lorillard and other manufacturers would receive credits against their future MSA payments over the next five years, and the signatory states would be entitled to receive their allocable share of the amounts currently being held in escrow resulting from these disputes. The term sheet is subject to approval by the arbitration panel presiding over the arbitration of the dispute for 2003. If the settlement proceeds and is approved, Lorillard Tobacco expects to receive credits over the next five years totaling at least $196 million on its outstanding claims, with the majority of the credits occurring in April 2013 and the remainder over the following four years. As of February 11, 2013, the arbitration panel has not made its ruling with regard to the settlement. No amounts have been included in 2012 results related to this settlement. Certain non-settling states have objected to the request for approval. No assurance can be given that the arbitration panel will issue the order necessary for the agreement to proceed or that the objections or any other such actions by nonsignatory states will be resolved in a manner favorable to Lorillard.

From time to time, lawsuits have been brought against Lorillard Tobacco and other participating manufacturers to the MSA, or against one or more of the Settling States, challenging the validity of the MSA on certain grounds, including as a violation of the antitrust laws. See “MSA-Related Antitrust Suit” below.

In addition, in connection with the MSA, the Original Participating Manufacturers entered into an agreement to establish a $5.2 billion trust fund payable between 1999 and 2010 to compensate the tobacco growing communities in 14 states (the “Trust”). Payments to the Trust ended in 2005 as a result of an assessment imposed under a federal law, enacted in 2004, repealing the federal supply management program for tobacco growers. Under the law, tobacco quota holders and growers will be compensated over 10 years with payments totaling $10.1 billion, funded by an assessment on tobacco manufacturers and importers. Payments under the law to qualifying tobacco quota holders and growers commenced in 2005 and will be completed in 2014.

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

Filter Cases

In addition to the above, claims have been brought against Lorillard Tobacco and Lorillard, Inc. by individuals who seek damages resulting from their alleged exposure to asbestos fibers that were incorporated into filter material used in one brand of cigarettes manufactured by a predecessor to Lorillard Tobacco for a limited period of time ending more than 50 years ago. As of February 11, 2013, Lorillard Tobacco was a defendant in 54 Filter Cases. Lorillard, Inc. was a defendant in four Filter Cases, including three that also name Lorillard Tobacco. Since January 1, 2011, Lorillard Tobacco has paid, or has reached agreement to pay, a total of approximately $22.4 million in settlements to finally resolve 85 claims, including the Lenney case, discussed below. The related expense was recorded in selling, general and administrative expenses on the consolidated statements of income. Since January 1, 2011, verdicts have been returned in the following three Filter Cases: Lenney v. Armstrong International, Inc., et al., tried in the Superior Court of California, San Francisco County, McGuire v. Lorillard Tobacco Company and Hollingsworth & Vose Company, tried in the Circuit Court, Division Four, of Jefferson County, Kentucky, and Couscouris v. Hatch Grinding Wheels, et al., tried in the Superior Court of the State of California, Los Angeles. In the Lenney trial, the jury found in favor of the plaintiffs as to their claims for compensatory damages and damages for loss of consortium, but it determined that plaintiffs were not entitled to an award of punitive damages from Lorillard Tobacco or Hollingsworth & Vose. Pursuant to the terms of a 1952 agreement between P. Lorillard Company and H&V Specialties Co., Inc. (the manufacturer of the filter material), Lorillard Tobacco is required to indemnify Hollingsworth & Vose for legal fees, expenses, judgments and resolutions in cases and claims alleging injury from finished products sold by P. Lorillard Company that contained the filter material. The final judgment entered by the trial court awarded plaintiffs a total of approximately $1.1 million in compensatory damages, damages for loss of consortium and costs from Lorillard Tobacco and Hollingsworth & Vose. Lorillard Tobacco and Hollingsworth & Vose noticed an appeal to the California Court of Appeals. In 2012, Lorillard Tobacco reached agreement with the plaintiffs to resolve plaintiffs’ pending claims, and any claims they might assert in the future, for an amount that is included in the above total for settlements reached since January 1, 2011. The jury in the McGuire case returned a verdict for Lorillard Tobacco and Hollingsworth & Vose, and the Court entered final judgment in May 2012. Plaintiff has noticed an appeal to the Kentucky Court of Appeals. On October 4, 2012, the jury in the Couscouris case returned a verdict for Lorillard Tobacco and Hollingsworth & Vose, and the court entered final judgment on November 1, 2012. An appeal is pending in the California Court of Appeal, Second Appellate District. As of February 11, 2013, 29 Filter Cases were scheduled for trial or have been placed on courts’ trial calendars. Trial dates are subject to change.

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

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2012 as required under Section 404 of the Sarbanes-Oxley Act of 2002. Management’s assessment of the effectiveness of our internal control over financial reporting was conducted using the criteria in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors. Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2012.

The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by Deloitte & Touche LLP, our independent registered public accounting firm, as stated in their attestation report included herein.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Lorillard, Inc.

Greensboro, North Carolina

We have audited the internal control over financial reporting of Lorillard, Inc. and subsidiaries (the “Company”) as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2012 of the Company and our report dated February 19, 2013 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

Charlotte, North Carolina

February 19, 2013

Item 9B.	OTHER INFORMATION

Annual Meeting of Shareholders

The Company’s 2013 Annual Meeting of Shareholders will be held on May 14, 2013 in Greensboro, North Carolina.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item is contained in our proxy statement for our 2013 Annual Meeting of Shareholders to be held on May 14, 2013, to be filed pursuant to Section 14 of the Exchange Act, and is incorporated herein by reference.

Item 11.	EXECUTIVE COMPENSATION

The information required by this item is contained in our proxy statement for our 2013 Annual Meeting of Shareholders to be held on May 14, 2013, to be filed pursuant to Section 14 of the Exchange Act, and is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is contained in our proxy statement for our 2013 Annual Meeting of Shareholders to be held on May 14, 2013, to be filed pursuant to Section 14 of the Exchange Act, and is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is contained in our proxy statement for our 2013 Annual Meeting of Shareholders to be held on May 14, 2013, to be filed pursuant to Section 14 of the Exchange Act, and is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is contained in our proxy statement for our 2013 Annual Meeting of Shareholders to be held on May 14, 2013, to be filed pursuant to Section 14 of the Exchange Act, and is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Listing of Documents

(1)	Financial Statements

The Company’s Consolidated Financial Statements included in Item 8 hereof, as required at December 31, 2012 and December 31, 2011, and for the periods ended December 31, 2012, December 31, 2011 and December 31, 2010, consist of the following:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Income

Consolidated Statements of Comprehensive Income

Consolidated Statements of Shareholders’ Equity (Deficit)

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

(2)	Financial Statement Schedule

Financial Statement Schedule of the Company appended hereto, as required for the periods ended December 31, 2012, December 31, 2011 and December 31, 2010, consists of the following:

Valuation and Qualifying Accounts

(3)	Exhibits

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Lorillard, Inc., incorporated herein by reference to Exhibit 3.1 to our Current Report on Form 8-K (File No. 1-34097) filed on June 12, 2008

3.2	Amended and Restated Bylaws of Lorillard, Inc., as of July 28, 2011, incorporated herein by reference to Exhibit 3.2 to our Current Report on Form 8-K filed (File No. 1-34097) on July 29, 2011

3.3	Certificate of Amendment of Certificate of Incorporation of Lorillard Tobacco Company and Certificate of Incorporation of Lorillard Tobacco Company, incorporated herein by reference to Exhibit 3.3 to Lorillard, Inc.’s Registration Statement on Form S-3 (File No. 333-159902) filed on June 11, 2009

3.4	Bylaws of Lorillard Tobacco Company, incorporated herein by reference to Exhibit 3.4 to Lorillard, Inc.’s Registration Statement on Form S-3 (File No. 333-159902) filed on June 11, 2009

4.1	Specimen certificate for shares of common stock of Lorillard, Inc., incorporated herein by reference to Exhibit 4.1 to our Amended Registration Statement on Form S-4 (File No. 333-149051) filed on May 9, 2008

4.2	Indenture, dated June 23, 2009, among Lorillard Tobacco Company, Lorillard, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee, incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K (File No. 1-34097) filed on June 23, 2009

4.3	First Supplemental Indenture, dated June 23, 2009, among Lorillard Tobacco Company, Lorillard, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee, incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K (File No. 1-34097) filed on June 23, 2009

4.4	Second Supplemental Indenture, dated April 12, 2010, among Lorillard Tobacco Company, Lorillard, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee, incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K (File No. 1-34097) filed on April 12, 2010

4.5	Third Supplemental Indenture, dated August 4, 2011, among Lorillard Tobacco Company, Lorillard, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee, incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K (File No. 1-34097) filed on August 4, 2011

4.6	Fourth Supplemental Indenture, dated August 21, 2012, among Lorillard Tobacco Company, Lorillard, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee, incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K (File No. 1-34097) filed on August 21, 2012

4.7	Form of 8.125% Senior Note due 2019 of Lorillard Tobacco Company, incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K (File No. 1-34097) filed on June 23, 2009

4.8	Form of 6.875% Senior Note due 2020 of Lorillard Tobacco Company, incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K (File No. 1-34097) filed on April 12, 2010

4.9	Form of 8.125% Senior Note due 2040 of Lorillard Tobacco Company, incorporated by reference of Exhibit 4.4 to our Current Report on Form 8-K (File No. 1-34097) filed on April 12, 2010

4.10	Form of 3.500% Senior Note due 2016 of Lorillard Tobacco Company, incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K (File No. 1-34097) filed on August 4, 2011

4.11	Form of 7.000% Senior Note due 2041 of Lorillard Tobacco Company, incorporated by reference to Exhibit 4.4 to our Current Report on Form 8-K (File No. 1-34097) filed on August 4, 2011

4.12	Form of 2.300% Senior Note due 2017 of Lorillard Tobacco Company, incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K (File No. 1-34097) filed on August 21, 2012

4.13	Form of Guarantee Agreement of Lorillard, Inc. for the 8.125% Senior Notes due 2019 of Lorillard Tobacco Company, incorporated by reference to Exhibit 4.4 to Lorillard, Inc.’s Current Report on Form 8-K filed on June 23, 2009

4.14	Form of Guarantee Agreement of Lorillard, Inc. for the 6.875% Senior Notes due 2020 of Lorillard Tobacco Company, incorporated by reference to Exhibit 4.5 to our Current Report on Form 8-K (File No. 1-34097) filed on April 12, 2010

4.15	Form of Guarantee Agreement of Lorillard, Inc. for the 8.125% Senior Notes due 2040 of Lorillard Tobacco Company, incorporated by reference to Exhibit 4.6 to our Current Report on Form 8-K (File No. 1-34097) filed on April 12, 2010

4.16	Form of Guarantee Agreement of Lorillard, Inc. for the 3.500% Senior Notes due 2016 of Lorillard Tobacco Company, incorporated by reference to Exhibit 4.5 to our Current Report on Form 8-K (File No. 1-34097) filed on August 4, 2011

4.17	Form of Guarantee Agreement of Lorillard, Inc. for the 7.000% Senior Notes due 2041 of Lorillard Tobacco Company, incorporated by reference to Exhibit 4.6 to our Current Report on Form 8-K (File No. 1-34097) filed on August 4, 2011

4.18	Form of Guarantee Agreement of Lorillard, Inc. for the 2.300% Senior Notes due 2017 of Lorillard Tobacco Company, incorporated by reference to Exhibit 4.4 to our Current Report on Form 8-K (File No. 1-34097) filed on August 21, 2012

10.1	Separation Agreement between Loews Corporation and Lorillard, Inc., Lorillard Tobacco Company, Lorillard Licensing Company, LLC, One Park Media Services, Inc. and Plisa, S.A., incorporated herein by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q (File No. 1-34097) filed on August 7, 2008

10.2	Amended and Restated Employment Agreement between Lorillard, Inc. and Martin L. Orlowsky, dated December 19, 2008, incorporated by reference to Exhibit 10.2 to our Annual Report on Form 10-K (File No. 1-34097) filed on March 2, 2009†*

10.3	Comprehensive Settlement Agreement and Release with the State of Florida to settle and resolve with finality all present and future economic claims by the State and its subdivisions relating to the use of or exposure to tobacco products, incorporated herein by reference to Exhibit 10 to Loews’s Report on Form 8-K (File No. 1-6541) filed September 5, 1997

10.4	Comprehensive Settlement Agreement and Release with the State of Texas to settle and resolve with finality all present and future economic claims by the State and its subdivisions relating to the use of or exposure to tobacco products, incorporated herein by reference to Exhibit 10 to Loews’s Report on Form 8-K (File No. 1-6541) filed February 3, 1998

10.5	State of Minnesota Settlement Agreement and Stipulation for Entry of Consent Judgment to settle and resolve with finality all claims of the State of Minnesota relating to the subject matter of this action which have been or could have been asserted by the State, incorporated herein by reference to Exhibit 10.1 to Loews’s Report on Form 10-Q for the quarter ended March 31, 1998 (File No. 1-6541) filed May 15, 1998

10.6	State of Minnesota Consent Judgment relating to the settlement of tobacco litigation, incorporated herein by reference to Exhibit 10.2 to Loews’s Report on Form 10-Q for the quarter ended March 31, 1998 (File No. 1-6541) filed May 15, 1998

10.7	State of Minnesota Settlement Agreement and Release relating to the settlement of tobacco litigation, incorporated herein by reference to Exhibit 10.3 to Loews’s Report on Form 10-Q for the quarter ended March 31, 1998 (File No. 1-6541) filed May 15, 1998

10.8	State of Minnesota State Escrow Agreement relating to the settlement of tobacco litigation, incorporated herein by reference to Exhibit 10.6 to Loews’s Report on Form 10-Q for the quarter ended March 31, 1998 (File No. 1-6541) filed May 15, 1998

10.9	Stipulation of Amendment to Settlement Agreement and For Entry of Agreed Order, dated July 2, 1998, regarding the settlement of the State of Mississippi health care cost recovery action, incorporated herein by reference to Exhibit 10.1 to Loews’s Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 1-6541) filed August 14, 2008

10.10	Mississippi Fee Payment Agreement, dated July 2, 1998, regarding the payment of attorneys’ fees, incorporated herein by reference to Exhibit 10.2 to Loews’s Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 1-6541) filed August 14, 2008

10.11	Stipulation of Amendment to Settlement Agreement and For Entry of Consent Decree, dated July 24, 1998, regarding the settlement of the Texas health care cost recovery action, incorporated herein by reference to Exhibit 10.4 to Loews’s Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 1-6541) filed on August 14, 2008

10.12	Texas Fee Payment Agreement, dated July 24, 1998, regarding the payment of attorneys’ fees, incorporated herein by reference to Exhibit 10.5 to Loews’s Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 1-6541) filed on August 14, 2008

10.13	Stipulation of Amendment to Settlement Agreement and For Entry of Consent Decree, dated September 11, 1998, regarding the settlement of the Florida health care cost recovery action, incorporated herein by reference to Exhibit 10.1 to Loews’s Report on Form 10-Q for the quarter ended September 30, 1998 (File No. 1-6541) filed November 17, 2008

10.14	Florida Fee Payment Agreement, dated September 11, 1998, regarding the payment of attorneys’ fees, incorporated herein by reference to Exhibit 10.2 to Loews’s Report on Form 10-Q for the quarter ended September 30, 1998 (File No. 1-6541) filed November 17, 2008

10.15	Master Settlement Agreement with 46 states, the District of Columbia, the Commonwealth of Puerto Rico, Guam, the U.S. Virgin Islands, American Samoa and the Northern Marianas to settle the asserted and unasserted health care cost recovery and certain other claims of those states, incorporated herein by reference to Exhibit 10 to Loews’s Current Report on Form 8-K (File No. 1-6541) filed November 25, 1998

10.16	Form of Assignment and Assumption of Services Agreement, dated as of April 1, 2008, by and between R.J. Reynolds Tobacco Company and R.J. Reynolds Global Products, Inc., with a joinder by Lorillard Tobacco Company, incorporated herein by reference to Exhibit 10.17 to our Amended Registration Statement on Form S-4 (File No. 333-149051) filed on March 26, 2008

10.17	Lorillard, Inc. 2008 Incentive Compensation Plan, as amended October 30, 2012, incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 1-34097) filed on November 1, 2012†

10.18	Form of Lorillard, Inc. indemnification agreement for directors and executive officers, incorporated herein by reference to Exhibit 10.19 to our Amended Registration Statement on Form S-4 (File No. 333-149051) filed on May 9, 2008†

10.19	Form of Severance Agreement for named executive officers, incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K (File No. 1-34097) filed on July 10, 2008†

10.20	Amendment to Supply Agreement for Reconstituted Tobacco, dated October 30, 2008, by and between R.J. Reynolds Tobacco Company and Lorillard Tobacco Company, incorporated herein by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 1-34097) filed on November 4, 2008 #

10.21	Form of Stock Appreciation Rights Award Certificate, incorporated herein by reference to Exhibit 10.7 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 1-34097) filed on November 4, 2008†

10.22	Form of Stock Option Award Certificate, incorporated herein by reference to Exhibit 10.22 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (File No. 1-34097) filed on May 6, 2010†

10.23	Form of Restricted Stock Award Certificate, incorporated herein by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q (File No. 1-34097) filed on May 5, 2009†

10.24	Form of Restricted Stock Unit Award Certificate, incorporated herein by reference to Exhibit 10.24 to our Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 1-34097) filed on February 21, 2012†

10.25	Credit Agreement, dated July 10, 2012, among Lorillard Tobacco Company, as borrower, Lorillard, Inc., as parent guarantor, the lenders referred to therein, and JPMorgan Chase Bank, N.A., as Administrative Agent, incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 1-34097) filed on July 10, 2012

10.26	Consulting Agreement between Lorillard, Inc. and Martin L. Orlowsky, dated August 12, 2010, incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K (File No. 1-34097) filed on August 12, 2010†

10.27	Offer Letter between Lorillard, Inc. and Murray S. Kessler, dated August 12, 2010, incorporated herein by reference to Exhibit 10.3 to our Current Report on Form 8-K (File No. 1-34097) filed on August 12, 2010†

10.28	Severance Agreement between Lorillard, Inc. and Murray S. Kessler, dated October 11, 2010, incorporated herein by reference to Exhibit 10.26 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (File No. 1-34087) filed on October 27, 2010†

10.29	Asset Purchase Agreement, dated April 24, 2012, among, Lorillard Holding Company, Inc., formerly known as LRDHC, Inc., and BLEC, LLC, Intermark Brands, LLC and QSN Technologies, LLC, incorporated herein by reference to our Quarterly Report of Form 10-Q for the quarter ended March 31, 2012 (File No. 1-34097) filed on April 27, 2012 ‡

11.1	Statement regarding computation of earnings per share. (See Note 14 to the consolidated financial statements.)*

12.1	Computation of Ratio of Earnings to Fixed Charges*

21.1	Subsidiaries of Lorillard, Inc.*

23.1	Consent of Registered Public Accounting Firm*

23.2	Consent of Management Science Associates, Inc., incorporated herein by reference to Exhibit 23.2 to our Annual Report on Form 10-K (File No. 1-34097) filed on March 2, 2009

31.1	Certification by the Chief Executive Officer of Lorillard, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a)*

31.2	Certification by the Chief Financial Officer of Lorillard, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a)*

32.1	Certification by the Chief Executive Officer and Chief Financial Officer of Lorillard, Inc. pursuant to 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002)*

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

*	Filed herewith.
**	Pursuant to applicable securities laws and regulations, the Company is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Company has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fails to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.
#	Confidential treatment has been granted for certain portions of this exhibit pursuant to an order under the Exchange Act of 1934, as amended, which portions have been omitted and filed separately with the Securities and Exchange Commission.
†	Management or compensatory plan or arrangement required to be filed pursuant to Item 601(b)(10) of Regulation S-K.
‡	Schedules and exhibits to Exhibit 2.1, the Asset Purchase Agreement, have been omitted pursuant to Item 601 (b)(2) of Regulation S-K. The Registrant hereby undertakes to furnish supplemental copies of any omitted schedules upon request by the Securities and Exchange Commission

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 19, 2013.

LORILLARD, INC.

By:	/s/ MURRAY S. KESSLER
Name: Murray S. Kessler
Title: Chairman, President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons in the capacities indicated on February 19, 2013. The undersigned hereby constitute and appoint Murray S. Kessler, David H. Taylor and Ronald S. Milstein, and each of them, their true and lawful agents and attorneys-in-fact with full power and authority in said agents and attorneys-in-fact, and in any one or more of them, to sign for the undersigned and in their respective names as directors and officers of Lorillard, Inc., any amendment or supplement hereto. The undersigned hereby confirm all acts taken by such agents and attorney-in-fact, or any one or more of them, as herein authorized.

Signature	Title

/s/ MURRAY S. KESSLER	Chairman, President and Chief Executive Officer
Murray S. Kessler	(Principal Executive Officer)

/s/ DAVID H. TAYLOR	Executive Vice President, Finance and Planning and
David H. Taylor	Chief Financial Officer (Principal Financial Officer)

/s/ ANTHONY B. PETITT	Vice President, Chief Accounting Officer and Controller
Anthony B. Petitt	(Principal Accounting Officer)

/s/ ROBERT C. ALMON	Director
Robert C. Almon

/s/ DIANNE NEAL BLIXT	Director
Dianne Neal Blixt

/s/ ANDREW J. CARD, JR.	Director
Andrew J. Card, Jr.

/s/ VIRGIS W. COLBERT	Director
Virgis W. Colbert

/s/ DAVID E. R. DANGOOR	Director
David E. R. Dangoor

/s/ KIT D. DIETZ	Director
Kit D. Dietz

/s/ RICHARD W. ROEDEL	Director
Richard W. Roedel

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS OF LORILLARD, INC. AND SUBSIDIARIES

Column A	Column B	Column C		Column D	Column E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions (1)	Balance at End of Period
	(In millions)
For the Year Ended December 31, 2012
Deducted from assets:
Allowance for discounts	$1	$198	$—	$198	$1
Allowance for doubtful accounts	1	1	—	—	2

Total	$2	$199	$—	$198	$3

For the Year Ended December 31, 2011
Deducted from assets:
Allowance for discounts	$1	$193	$—	$193	$1
Allowance for doubtful accounts	2	—	—	1	1

Total	$3	$193	$—	$194	$2

For the Year Ended December 31, 2010
Deducted from assets:
Allowance for discounts	$1	$177	$—	$177	$1
Allowance for doubtful accounts	2	—	—	—	2

Total	$3	$177	$—	$177	$3

(1)	Discounts allowed.