Form 10-Q
period 2013-03-31
LORILLARD, INC.
filed 2013-04-24
CIK 1424847

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Class	Outstanding at April 22, 2013
Common stock, $0.01 par value	377,754,306 shares

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

LORILLARD, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(UNAUDITED)

(In millions, except share and per share data)	March 31, 2013	December 31, 2012
Assets:
Cash and cash equivalents	$2,057	$1,720
Accounts receivable, less allowances of $3 and $3	23	18
Other receivables	31	52
Inventories	446	410
Deferred income taxes	556	557
Other current assets	32	20

Total current assets	3,145	2,777
Plant and equipment, net	294	298
Goodwill	64	64
Intangible assets	57	57
Deferred income taxes	47	48
Other assets	142	152

Total assets	$3,749	$3,396

Liabilities and Shareholders’ Deficit:
Accounts and drafts payable	$23	$39
Accrued liabilities	419	356
Settlement costs	1,356	1,183
Income taxes	189	23

Total current liabilities	1,987	1,601
Long-term debt	3,101	3,111
Postretirement pension, medical and life insurance benefits	402	409
Other liabilities	55	52

Total liabilities	5,545	5,173

Commitments and Contingent Liabilities
Shareholders’ Deficit:
Preferred stock, $0.01 par value, authorized 10 million shares	—	—
Common stock:
Authorized—600 million shares; par value $0.01 per share
Issued—381 million and 525 million shares (outstanding 378 million and 382 million shares)	4	5
Additional paid-in capital	223	298
Accumulated (deficit)/Retained earnings	(1,676)	2,351
Accumulated other comprehensive loss	(237)	(241)
Treasury stock at cost, 3 million and 143 million shares	(110)	(4,190)

Total shareholders’ deficit	(1,796)	(1,777)

Total liabilities and shareholders’ deficit	$3,749	$3,396

See Notes to Consolidated Condensed Financial Statements

LORILLARD, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended March 31,
(In millions, except per share data)	2013	2012
Net sales (including excise taxes of $455 and $467, respectively)	$1,577	$1,526
Cost of sales (including excise taxes of $455 and $467, respectively)	864	1,003

Gross profit	713	523
Selling, general and administrative	152	131

Operating income	561	392
Investment income	1	1
Interest expense	(41)	(39)

Income before income taxes	521	354
Income taxes	193	131

Net income	$328	$223

Earnings per share:
Basic	$0.86	$0.57
Diluted	$0.86	$0.57

Weighted average number of shares outstanding:
Basic	378.62	391.45
Diluted	379.42	392.40

See Notes to Consolidated Condensed Financial Statements

LORILLARD, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended March 31,
(In millions)	2013	2012

Net income	$328	$223

Other comprehensive income, net of tax:
Defined benefit retirement plan gains, net of tax expense of $2 and $2	4	4

Comprehensive income	$332	$227

See Notes to Consolidated Condensed Financial Statements

LORILLARD, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(UNAUDITED)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Shares	Total Shareholders’ Deficit
(In millions, except per share data)

Balance, January 1, 2012	$5	$263	$2,059	$(228)	$(3,612)	$(1,513)

Net income			223			223
Other comprehensive loss, net of tax expense of $2				4		4
Dividends paid ($0.52 per share)			(202)			(202)
Shares repurchased					(188)	(188)
Share-based compensation		10				10

Balance, March 31, 2012	$5	$273	$2,080	$(224)	$(3,800)	$(1,666)

Balance, January 1, 2013	$5	$298	$2,351	$(241)	$(4,190)	$(1,777)

Net income			328			328
Other comprehensive income, net of tax expense of $2				4		4
Dividends paid ($0.55 per share)			(209)			(209)
Retirement of treasury shares	(1)	(82)	(4,146)		4,229	—
Shares repurchased					(149)	(149)
Share-based compensation		4				4
Excess tax benefit on share-based compensation		3				3

Balance, March 31, 2013	$4	$223	$(1,676)	$(237)	$(110)	$(1,796)

See Notes to Consolidated Condensed Financial Statements

LORILLARD, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2013	2012
(In millions)
Cash flows from operating activities:
Net income	$328	$223
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11	10
Pension and other postretirement benefits contributions	(12)	(10)
Pension and other postretirement benefits expense	9	12
Share-based compensation	4	4
Excess tax benefits from share-based payment arrangements	(3)	(5)
Changes in operating assets and liabilities:
Accounts and other receivables	(5)	(2)
Inventories	(36)	(65)
Accounts payable and accrued liabilities	47	65
Settlement costs	173	337
Income taxes	179	118
Other current assets	2	5
Other assets	2	(2)

Net cash provided by operating activities	699	690

Cash flows from investing activities:
Additions to plant and equipment	(7)	(16)
Cash flows from financing activities:
Dividends paid	(209)	(202)
Shares repurchased	(149)	(188)
Proceeds from exercise of stock options	—	6
Excess tax benefits from share-based payment arrangements	3	5

Net cash used in financing activities	(355)	(379)

Change in cash and cash equivalents	337	295
Cash and cash equivalents, beginning of year	1,720	1,634

Cash and cash equivalents, end of period	$2,057	$1,929

Cash paid for income taxes	$14	$10
Cash paid for interest, net of cash received from interest rate swaps of $6 and $6	$17	$18

See Notes to Consolidated Condensed Financial Statements

LORILLARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

Overview. Lorillard, Inc., through its subsidiaries, is engaged in the manufacture and sale of cigarettes and electronic cigarettes. Its principal products are marketed under the brand names of Newport, Kent, True, Maverick and Old Gold with substantially all of its sales in the United States of America. On April 24, 2012, Lorillard acquired blu eCigs, an electronic cigarette brand in the U.S. Newport, Kent, True, Maverick, Old Gold and blu eCigs are the registered trademarks of Lorillard, Inc. and its subsidiaries.

The consolidated condensed financial statements of Lorillard, Inc. (the “Company”), together with its subsidiaries (“Lorillard,” “we,” “us” or “our”), include the accounts of the Company and its subsidiaries after the elimination of intercompany accounts and transactions.

The Company conducts its business through two operating and reporting segments – Cigarettes and Electronic Cigarettes. The Company’s Cigarettes Segment is managed through the Company, Lorillard Tobacco Company (“Lorillard Tobacco” or “Issuer”) and related entities. The Electronic Cigarettes Segment is managed through LOEC, Inc. (“LOEC”).

Basis of Presentation. The accompanying unaudited consolidated condensed financial statements reflect all adjustments necessary to present fairly the financial position as of March 31, 2013 and December 31, 2012 and the consolidated income, shareholders’ deficit and cash flows for the three months ended March 31, 2013 and 2012.

Results of operations for the three months for each of the years reported herein are not necessarily indicative of results of operations of the entire year.

These consolidated condensed financial statements should be read in conjunction with the Consolidated Financial Statements and related Notes to Consolidated Financial Statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the SEC on February 19, 2013.

Stock Split. On November 13, 2012, the Company’s Board of Directors declared a three-for-one split of the Company’s common stock effected in the form of a 200% stock dividend. The record date of the stock split was December 14, 2012 and the additional shares were distributed on January 15, 2013. Treasury shares were treated as shares outstanding in the stock split. All shares and per share amounts in these financial statements have been adjusted for prior periods presented for the stock split.

Retirement of Treasury Shares. Effective January 16, 2013, the Company retired all of its 143.9 million common stock shares held in treasury, which resulted in decreases in treasury stock, common stock, additional paid-in capital and retained earnings of $4.229 billion, $1 million, $82 million and $4.146 billion, respectively.

Recently Adopted Accounting Pronouncements. Lorillard adopted ASU 2011-04 “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.” ASU 2011-04 clarifies certain areas of the fair value guidance, including application of the highest and best use and valuation premise concepts, measuring the fair value of an instrument classified in a reporting entity’s shareholders’ equity, and quantitative information about unobservable inputs used in a Level 3 fair value measurement. Additionally, ASU 2011-04 contains guidance on measuring the fair value of instruments that are managed within a portfolio, application of premiums and discounts in a fair value measurement, and requires additional disclosures about fair value measurements. The amendments contained in ASU 2011-04 are to be applied prospectively, and ASU 2011-04 is effective for public companies for interim and annual periods beginning after December 15, 2011. ASU 2011-04 did not have a material impact on Lorillard’s financial position or results of operations.

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

In July 2012, the FASB issued ASU 2012-02 “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Asset for Impairment.” ASU 2012-02 gives an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances indicates that it is more likely than not that indefinite-lived intangible assets other than goodwill are impaired, before being required to complete a quantitative impairment test. If an entity concludes, after assessing the totality of qualitative factors, that it is more likely than not that the indefinite-lived intangible assets are not impaired, then it is not required to complete a quantitative impairment test whereby the fair value of the indefinite-lived intangible asset would be determined and compared with the carrying amount of the intangible asset. The amendments in this update are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, and early adoption is permitted. The adoption of ASU 2012-02 in the first quarter of 2013 did not have a material impact on Lorillard’s financial position or results of operations, but may impact the manner in which Lorillard assesses indefinite-lived intangible assets for impairment.

In February 2013, the FASB issued ASU 2013-02 “Comprehensive Income (Topic 220) – Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income.” ASU 2013-02 requires an entity to provide information about amounts reclassified out of accumulated other comprehensive income. An entity is also required to present either on the face of the financial statements or in the footnotes, significant items reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety. For other items that are not required under U.S. GAAP to be reclassified to net income in their entirety, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. This standard is effective for public entities prospectively for reporting periods beginning after December 15, 2012. The adoption of ASU 2013-02 did not have any impact on Lorillard’s financial position or results of operations, but resulted in disclosure of additional information about amounts reclassified out of accumulated other comprehensive income. For additional information, see Note 17, “Accumulated Other Comprehensive Loss.”

2.	Acquisition

On April 24, 2012, Lorillard, Inc., through its 100% owned subsidiary, Lorillard Holdings Company, Inc. (“LHCI”), and its subsidiaries acquired blu eCigs and other assets used in the manufacture, distribution, development, research, marketing, advertising, and sale of electronic cigarettes (the “Acquisition”) for $135 million in cash. The Acquisition was made pursuant to an asset purchase agreement (the “Agreement”) with BLEC, LLC, Intermark Brands, LLC and QSN Technologies, LLC (the “Sellers”). The Agreement contains customary representations, warranties, covenants and indemnities by the Sellers and LHCI. The Acquisition provided Lorillard with the blu eCigs brand and an electronic cigarette product line.

The results of operations of blu eCigs are included in our consolidated financial statements beginning as of April 24, 2012. Lorillard’s consolidated revenues include $57 million of sales of blu eCigs during the three months ended March 31, 2013. blu eCigs had operating income of $7 million during the three months ended March 31, 2013.

The fair values of the assets acquired and liabilities assumed at the date of acquisition are summarized below (in millions):

Assets acquired:
Current assets:
Accounts receivable	$2
Inventories	15

Total current assets	17

Goodwill	64
Intangible assets	58

Total assets	139

Liabilities assumed:
Current liabilities:
Accounts and drafts payable	4

Purchase price	$135

3.	Inventories

Cigarette inventories (including leaf tobacco, manufactured stock and materials and supplies) are valued at the lower of cost, determined on a last-in, first-out (“LIFO”) basis, or market. Electronic cigarette inventories of $29 million and $41 million included in manufactured stock as of March 31, 2013 and December 31, 2012, respectively, are valued at the lower of cost, determined on a first-in, first-out (“FIFO”) basis, or market. Inventories consisted of the following:

	March 31, 2013	December 31, 2012
	(In millions)
Leaf tobacco	$315	$311
Manufactured stock	125	94
Material and supplies	6	5

	$446	$410

If the average cost method of accounting was used for inventories valued on a LIFO basis, inventories would be greater by approximately $250 million and $245 million at March 31, 2013 and December 31, 2012, respectively.

4.	Other Current Assets

Other current assets were as follows:

	March 31, 2013	December 31, 2012
	(In millions)
Prepaid income taxes	$14	$—
Appeal bonds	7	7
Deposits	8	7
Other current assets	3	6

Total	$32	$20

5.	Plant and Equipment, Net

Plant and equipment is stated at historical cost and consisted of the following:

	March 31, 2013	December 31, 2012
	(In millions)
Land	$3	$3
Buildings	95	95
Equipment	661	657

Total	759	755
Accumulated depreciation	(465)	(457)

Plant and equipment, net	$294	$298

6.	Goodwill and Intangible Assets

On April 24, 2012, Lorillard completed the Acquisition of the net assets of blu eCigs from Sellers. For additional information, see Note 2, “Acquisition.” The purchase price allocation includes $64 million of goodwill and $58 million of intangible assets, $57 million of which was an indefinite lived intangible asset consisting of trademarks and trade names. All goodwill and trademarks have been recorded as a part of our Electronic Cigarettes reporting segment.

We evaluated our goodwill and indefinite lived intangible assets for impairment as of November 1, 2012. Based on the results of our impairment analysis, no impairment of goodwill or the blu eCigs trademark or trade name was determined to exist.

There were no changes in goodwill during the three months ended March 31, 2013.

7.	Other Assets

Other assets were as follows:

	March 31, 2013	December 31, 2012
	(In millions)
Debt issuance costs	$25	$26
Interest rate swaps	101	111
Other prepaid assets	16	15

Total	$142	$152

8.	Accrued Liabilities

Accrued liabilities were as follows:

	March 31, 2013	December 31, 2012
	(In millions)
Legal fees	$37	$23
Salaries and other compensation	23	19
Medical and other employee benefit plans	32	33
Consumer rebates	107	87
Sales promotion	24	26
Accrued vendor charges	9	19
Excise and other taxes	78	63
Accrued interest	54	33
Other accrued liabilities	55	53

Total	$419	$356

9.	Commitments

At March 31, 2013, Lorillard Tobacco had contractual obligations to purchase leaf tobacco between April 1, 2013 and March 31, 2014 of approximately $203 million.

At March 31, 2013, Lorillard Tobacco had contractual purchase obligations of approximately $74 million. These purchase obligations related primarily to agreements to purchase machinery between April 1, 2013 and March 31, 2014.

At March 31, 2013, blu eCigs had contractual purchase obligations of approximately $20 million. These purchase obligations related primarily to agreements to purchase inventory between April 1, 2013 and March 31, 2014.

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

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2013, were as follows:

	Level 1	Level 2	Level 3	Total
	(In millions)
Cash and Cash Equivalents:
Prime money market funds	$2,057	$—	$—	$2,057

Total cash and cash equivalents	$2,057	$—	$—	$2,057

Derivative Asset:
Interest rate swaps – fixed to floating rate	$—	$101	$—	$101

Total derivative asset	$—	$101	$—	$101

Assets and liabilities measured at fair value on a recurring basis at December 31, 2012 were as follows:

	Level 1	Level 2	Level 3	Total
	(In millions)
Cash and Cash Equivalents:
Prime money market funds	$1,720	$—	$—	$1,720

Total cash and cash equivalents	$1,720	$—	$—	$1,720

Derivative Asset:
Interest rate swaps – fixed to floating rate	$—	$111	$—	$111

Total derivative asset	$—	$111	$—	$111

There were no transfers between levels within the fair value hierarchy or Level 3 purchases, sales, issuances or settlements for the three months ended March 31, 2013 or the twelve months ended December 31, 2012.

The fair value of the money market funds, classified as Level 1, utilized quoted prices in active markets.

The fair value of the interest rate swaps, classified as Level 2, utilized a market approach model using the notional amount of the interest rate swap and observable inputs of time to maturity and market interest rates. See Note 13, “Derivative Instruments,” for additional information on the interest rate swaps.

11.	Credit Agreement

On July 10, 2012, Lorillard Tobacco, the principal, 100% owned operating subsidiary of the Company, terminated its three year $185 million credit agreement (the “Old Revolver”), dated March 26, 2010, and entered into a $200 million revolving credit facility that expires on July 10, 2017 (the “Revolver”) and is guaranteed by the Company. The Revolver may be increased to $300 million upon request. Proceeds from the Revolver may be used for general corporate and working capital purposes. The interest rates on borrowings under the Revolver are based on prevailing interest rates and, in part, upon the credit rating applicable to the Company’s senior unsecured long-term debt.

The Revolver requires that the Company maintain a (i) ratio of debt to net income plus income taxes, interest expense, depreciation and amortization expense, any extraordinary losses, any non-cash expenses or losses and any losses on sales of assets outside of the ordinary course of business (“EBITDA”) of not more than 2.25 to 1 and (ii) ratio of EBITDA to interest expense of not less than 3.0 to 1. In addition, the Revolver contains other affirmative and negative covenants customary for facilities of this type. The Revolver contains customary events of default, including upon a change in control (as defined therein), that could result in the acceleration of all amounts and cancellation of all commitments outstanding under the Revolver.

As of March 31, 2013, Lorillard was in compliance with all financial covenants and there were no borrowings under the Revolver.

12.	Long-Term Debt

Long-term debt consisted of the following:

	March 31, 2013	December 31, 2012
	(In millions)
2016 Notes - 3.500% Notes due 2016	$500	$500
2017 Notes - 2.300% Notes due 2017	500	500
2019 Notes - 8.125% Notes due 2019	851	861
2020 Notes - 6.875% Notes due 2020	750	750
2040 Notes - 8.125% Notes due 2040	250	250
2041 Notes - 7.000% Notes due 2041	250	250

Total long-term debt	$3,101	$3,111

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

Lorillard Tobacco is the principal, 100% owned operating subsidiary of the Company, and the $750 million aggregate principal amount of 8.125% Senior Notes issued in June 2009 and due 2019 (the “2019 Notes”), 2016 Notes, 2017 Notes, 2020 Notes, 2040 Notes and 2041 Notes (together, the “Notes”) are unconditionally guaranteed on a senior unsecured basis by the Company.

The interest rate payable on the 2019 Notes is subject to incremental increases from 0.25% to 2.00% in the event either Moody’s Investors Services, Inc. (“Moody’s”), Standard & Poor’s Ratings Services (“S&P”) or both Moody’s and S&P downgrade the 2019 Notes below investment grade (Baa3 and BBB- for Moody’s and S&P, respectively). As of March 31, 2013, our debt ratings were Baa2 and BBB- with Moody’s and S&P, respectively, both of which are investment grade.

Upon the occurrence of a change of control triggering event, Lorillard Tobacco would be required to make an offer to repurchase the Notes at a price equal to 101% of the aggregate principal amount of the Notes, plus accrued interest. A “change of control triggering event” occurs when there is both a “change of control” (as defined in the Supplemental Indentures) and the Notes cease to be rated investment grade by both Moody’s and S&P within 60 days of the occurrence of a change of control or public announcement of the intention to effect a change of control. The Notes are not entitled to any sinking fund and are not redeemable prior to maturity. The Notes contain covenants that restrict liens and sale and leaseback transactions, subject to a limited exception. At March 31, 2013 and December 31, 2012, the carrying value of the Notes was $3.101 billion and $3.111 billion, respectively, and the estimated fair value was $3.518 billion and $3.512 billion, respectively. The fair value of the Notes is based on market pricing. The fair value of the Notes, classified as Level 1, utilized quoted prices in active markets.

13.	Derivative Instruments

In September 2009, Lorillard Tobacco entered into interest rate swap agreements, which the Company guaranteed, with a total notional amount of $750 million to modify its exposure to interest rate risk by effectively converting the interest rate payable on the 2019 Notes from a fixed rate to a floating rate. Under the agreements, Lorillard Tobacco receives interest based on a fixed rate of 8.125% and pays interest based on a floating one-month LIBOR rate plus a spread of 4.625%. The variable rates were 4.829% and 4.840% as of March 31, 2013 and December 31, 2012, respectively. The agreements expire in June 2019. The interest rate swap agreements qualify for hedge accounting and were designated as fair value hedges. Under the swap agreements, Lorillard Tobacco receives a fixed rate settlement and pays a variable rate settlement with the difference recorded in interest expense. That difference reduced interest expense by $6 million for the three months ended March 31, 2013 and 2012.

For derivatives designated as fair value hedges, which relate entirely to hedges of debt, changes in the fair value of the derivatives are recorded in other assets or other liabilities with an offsetting adjustment to the carrying amount of the hedged debt. At March 31, 2013 and December 31, 2012, the adjusted carrying amounts of the hedged debt outstanding were $851 million and $861 million, respectively, and the amounts included in other assets were $101 million and $111 million, respectively.

If our debt rating is downgraded below Ba2 by Moody’s or BB by S&P, the swap agreements will terminate and we will be required to settle them in cash before their expiration date. As of March 31, 2013, our debt ratings were Baa2 and BBB- with Moody’s and S&P, respectively, both of which are above the ratings at which settlement of our derivative contracts would be required.

14.	Earnings Per Share

Basic and diluted earnings per share (“EPS”) were calculated using the following:

	Three Months Ended March 31,
	2013	2012
	(In millions)
Numerator:
Net income, as reported	$328	$223
Less: Net income attributable to participating securities	(1)	(1)

Net income available to common shareholders	$327	$222

Denominator:

Basic EPS- weighted average shares	378.62	391.45
Effect of dilutive securities:
Stock Options and SARS	0.80	0.95

Diluted EPS- adjusted weighted average shares and assumed conversions	379.42	392.40

Earnings Per Share:
Basic	$0.86	$0.57
Diluted	$0.86	$0.57

No options to purchase shares of common stock were excluded from the diluted earnings per share calculation because their effect would be anti-dilutive for the three months ended March 31, 2013.

15.	Retirement Plans

Lorillard has defined benefit pension, postretirement benefits, profit sharing and savings plans for eligible employees.

Net periodic benefit cost components were as follows:

	Three Months Ended March 31,
Pension Benefits	2013	2012
	(In millions)
Service cost	$7	$6
Interest cost	13	14
Expected return on plan assets	(21)	(18)
Amortization of net loss	5	5
Amortization of prior service cost	1	1

Net periodic benefit cost	$5	$8

	Three Months Ended March 31,
Other Postretirement Benefits	2013	2012
	(In millions)
Service cost	$2	$1
Interest cost	2	3

Net periodic benefit cost	$4	$4

Lorillard expects to contribute $31 million to its pension plans and $12 million to its other postretirement benefit plans in 2013, of which $8 million and $4 million had been contributed to the pension and postretirement benefit plans, respectively, as of March 31, 2013.

16.	Share Repurchase Programs

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

As of January 30, 2013, the Company completed its $500 million share repurchase program that was announced in August 2012, after repurchasing an additional 2.8 million shares in January 2013 for $109 million at an average purchase price of $39.24. The Company repurchased a total of 12.7 million shares at an average price of $39.38 per share under this program.

On March 12, 2013, Lorillard, Inc. announced that its Board of Directors had approved a new share repurchase program authorizing the Company to repurchase in the aggregate up to $500 million of its outstanding common stock. Purchases by the Company under this program are made from time to time at prevailing market prices in open market purchases, privately negotiated transactions and block purchases or otherwise, as determined by the Company’s management. The repurchases are funded from existing cash balances.

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

During the first quarter of 2013, the Company repurchased approximately 2.8 million shares for $109 million at an average purchase price of $39.24 per share under the $500 million share repurchase program that ended on January 30, 2013. Also during the first quarter, the Company repurchased approximately 1.0 million shares for $40 million at an average purchase price of $39.72 per share under the $500 million share repurchase program announced on March 12, 2013.

As of March 31, 2013, total shares repurchased under share repurchase programs authorized by the Board since the separation from Loews in 2008 were as follows:

Program	Amount Authorized	Number of Shares Repurchased
	(In millions)	(In millions)

July 2008 – October 2008	$400	17.6
May 2009 – July 2009	250	11.0
July 2009 – January 2010	750	29.3
February 2010 – May 2010	250	9.8
August 2010 * – August 2011	1,400	45.1
August 2011 – February 2012	750	20.1
August 2012 – January 2013	500	12.7
March 2013 –	500	1.0

Total	$4,800	146.6

*	As amended on May 19, 2011

17.	Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss during the period consisted of the following:

Defined Benefit Pension Plan Items
(In millions)
Beginning balance, January 1, 2013	$241
Amortization of pension and post-retirement plan actuarial loss and prior service cost	(4)

Ending balance , March 31, 2013	$237

Reclassifications out of accumulated other comprehensive loss during the period were as follows:

	Amount Reclassified from Accumulated Other Comprehensive Loss	Affected Line Item in the Consolidated Statements of Income
	(In millions)
Amortization of defined benefit pension items:
Prior service costs	$1	(A)
Actuarial loss	5	(A)

	6	Total before tax
	(2)	Income tax benefit

Total reclassifications for the period	$4	Net of tax

(A)	These accumulated comprehensive loss components are included in the computation of net periodic pension cost (see Note 15, “Retirement Plans,” for additional details), which is included in cost of sales and selling, general and administrative expenses.

18.	Segment Information

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

The Cigarettes segment consists principally of the operations of the Company, Lorillard Tobacco and related entities. Its principal products are marketed under the brand names of Newport, Kent, True, Maverick and Old Gold with substantially all of its sales in the United States of America.

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

	As of or For the Three Months Ended March 31, 2013
	Cigarettes	Electronic Cigarettes	Consolidating Adjustments	Total Lorillard
(In millions)
Net sales	$1,520	$57	$—	$1,577
Cost of sales	828	36	—	864

Gross profit	692	21	—	713
Selling, general and administrative	138	14	—	152

Operating income	$554	$7	$—	$561

Depreciation and amortization	$11	$—	$—	$11
Total assets	$3,658	$216	$(125)	$3,749
Capital expenditures	$7	$—	$—	$7

19.	Consolidating Financial Information

In June 2009, April 2010, August 2011 and August 2012, Lorillard Tobacco, as primarily obligor, issued the Notes, which are unconditionally guaranteed by the Company for the payment and performance of Lorillard Tobacco’s obligation in connection therewith.

The following sets forth the condensed consolidating balance sheets as of March 31, 2013 and December 31, 2012, condensed consolidating statements of income for the three months ended March 31, 2013 and 2012, condensed consolidating statements of comprehensive income for the three months ended March 31, 2013 and 2012, and condensed consolidating statements of cash flows for the three months ended March 31, 2013 and 2012 for the Company as parent guarantor (herein referred to as “Parent”), Lorillard Tobacco (herein referred to as “Issuer”) and all other non-guarantor subsidiaries of the Company and Lorillard Tobacco. These condensed consolidating financial statements were prepared in accordance with Rule 3-10 of SEC Regulation S-X, “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered.” Lorillard accounts for investments in these subsidiaries under the equity method of accounting.

Condensed Consolidating Balance Sheets

March 31, 2013

(In millions)

	Parent	Issuer	Non- guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Assets:
Cash and cash equivalents	$119	$1,594	$344	$—	$2,057
Accounts receivable, less allowances of $3	—	10	13	—	23
Other receivables (1)	1	20	99	(89)	31
Inventories	—	417	29	—	446
Deferred income taxes	—	554	2	—	556
Other current assets	—	22	10	—	32

Total current assets	120	2,617	497	(89)	3,145
Investment in subsidiaries	—	278	—	(278)	—
Plant and equipment, net	—	294	—	—	294
Goodwill	—	—	64	—	64
Intangible assets	—	—	57	—	57
Deferred income taxes	—	43	5	(1)	47
Other assets	125	142	—	(125)	142

Total assets	$245	$3,374	$623	$(493)	$3,749

Liabilities and Shareholders’ Equity (Deficit):
Accounts and drafts payable	$—	$20	$3	$—	$23
Accrued liabilities (1)	4	489	15	(89)	419
Settlement costs	—	1,356	—	—	1,356
Income taxes	—	71	118	—	189

Total current liabilities	4	1,936	136	(89)	1,987
Long-term debt	—	3,101	—	—	3,101
Investment in subsidiaries	2,036	—	—	(2,036)	—
Postretirement pension, medical and life insurance benefits	—	402	—	—	402
Other liabilities	1	41	139	(126)	55

Total liabilities	2,041	5,480	275	(2,251)	5,545

Shareholders’ Equity (Deficit):
Common stock	4	—	—	—	4
Additional paid-in capital	223	99	72	(171)	223
Accumulated (deficit)/Retained earnings	(1,676)	(1,968)	276	1,692	(1,676)
Accumulated other comprehensive loss	(237)	(237)	—	237	(237)
Treasury stock	(110)	—	—	—	(110)

Total shareholders’ equity (deficit)	(1,796)	(2,106)	348	1,758	(1,796)

Total liabilities and shareholders’ equity (deficit)	$245	$3,374	$623	$(493)	$3,749

(1)	Includes intercompany royalties between Issuer and other subsidiaries of a corresponding amount.

Condensed Consolidating Balance Sheets

December 31, 2012

(In millions)

	Parent	Issuer	Non- guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Assets:
Cash and cash equivalents	$150	$1,471	$99	$—	$1,720
Accounts receivable, less allowances of $3	—	8	10	—	18
Other receivables (1)	1	41	77	(67)	52
Inventories	—	369	41	—	410
Deferred income taxes	—	555	2	—	557
Other current assets	—	12	8	—	20

Total current assets	151	2,456	237	(67)	2,777
Investment in subsidiaries	—	118	—	(118)	—
Plant and equipment, net	—	298	—	—	298
Goodwill	—	—	64	—	64
Intangible assets	—	—	57	—	57
Deferred income taxes	—	45	5	(2)	48
Other assets	125	152	—	(125)	152

Total assets	$276	$3,069	$363	$(312)	$3,396

Liabilities and Shareholders’ Equity (Deficit):
Accounts and drafts payable	$—	$35	$4	$—	$39
Accrued liabilities (1)	14	399	10	(67)	356
Settlement costs	—	1,183	—	—	1,183
Income taxes	—	—	23	—	23

Total current liabilities	14	1,617	37	(67)	1,601
Long-term debt	—	3,111	—	—	3,111
Investment in subsidiaries	2,037	—	—	(2,037)	—
Postretirement pension, medical and life insurance benefits	—	409	—	—	409
Other liabilities	2	39	138	(127)	52

Total liabilities	2,053	5,176	175	(2,231)	5,173

Shareholders’ Equity (Deficit):
Common stock	5	—	—	—	5
Additional paid-in capital	298	92	72	(164)	298
Retained earnings/Accumulated (deficit)	2,351	(1,958)	116	1,842	2,351
Accumulated other comprehensive loss	(241)	(241)	—	241	(241)
Treasury stock	(4,190)	—	—	—	(4,190)

Total shareholders’ equity (deficit)	(1,777)	(2,107)	188	1,919	(1,777)

Total liabilities and shareholders’ equity (deficit)	$276	$3,069	$363	$(312)	$3,396

(1)	Includes intercompany royalties between Issuer and other subsidiaries of a corresponding amount.

Condensed Consolidating Statements of Income

For the Three Months Ended March 31, 2013

(In millions)

	Parent	Issuer	Non- guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated

Net sales (including excise taxes of $455)	$—	$1,520	$308	$(251)	$1,577
Cost of sales (including excise taxes of $455)	—	828	36	—	864

Gross profit	—	692	272	(251)	713
Selling, general and administrative	—	388	15	(251)	152

Operating income	—	304	257	—	561
Investment income	—	1	—	—	1
Interest expense	1	(41)	(1)	—	(41)

Income before income taxes	1	264	256	—	521
Income taxes	—	97	96	—	193
Equity in earnings of subsidiaries	327	156	—	(483)	—

Net income	$328	$323	$160	$(483)	$328

Condensed Consolidating Statements of Income

For the Three Months Ended March 31, 2012

(In millions)

	Parent	Issuer	Non- guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated

Net sales (including excise taxes of $467)	$—	$1,526	$—	$—	$1,526
Cost of sales (including excise taxes of $467)	—	1,003	—	—	1,003

Gross profit	—	523	—	—	523
Selling, general and administrative (1)	—	376	(245)	—	131

Operating income	—	147	245	—	392
Investment income	—	1	—	—	1
Interest expense	(1)	(38)	—	—	(39)

Income before income taxes	(1)	110	245	—	354
Income taxes	(1)	43	89	—	131
Equity in earnings of subsidiaries	223	156	—	(379)	—

Net income	$223	$223	$156	$(379)	$223

(1)	Includes intercompany royalties between Issuer and other subsidiaries of a corresponding amount.

Condensed Consolidating Statements of Comprehensive Income

For the Three Months Ended March 31, 2013

(In millions)

	Parent	Issuer	Non- guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated

Net income	$328	$323	$160	$(483)	$328

Other comprehensive income, net of tax:
Defined benefit retirement plan gains, net of tax expense of $2	—	4	—	—	4

Comprehensive income	$328	$327	$160	$(483)	$332

Condensed Consolidating Statements of Comprehensive Income

For the Three Months Ended March 31, 2012

(In millions)

	Parent	Issuer	Non- guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated

Net income	$223	$223	$156	$(379)	$223

Other comprehensive income, net of tax:
Defined benefit retirement plan gains, net of tax expense of $2	—	4	—	—	4

Comprehensive income	$223	$227	$156	$(379)	$227

Condensed Consolidating Statements of Cash Flows

For the Three Months Ended March 31, 2013

(In millions)

	Parent	Issuer	Non- guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated

Cash flows from operating activities:
Net income	$328	$323	$160	$(483)	$328
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity income from subsidiaries	(327)	(156)	—	483	—
Depreciation and amortization	—	11	—	—	11
Pension and other postretirement benefits contributions	—	(12)	—	—	(12)
Pension and other postretirement benefits expense	—	9	—	—	9
Deferred income taxes	(1)	1	—	—	—
Share-based compensation	—	4	—	—	4
Excess tax benefits from share-based payment arrangements	—	(3)	—	—	(3)
Changes in operating assets and liabilities:
Accounts and other receivables	—	(2)	(25)	22	(5)
Inventories	—	(48)	12	—	(36)
Accounts payable and accrued liabilities	(8)	74	3	(22)	47
Settlement costs	—	173	—	—	173
Income taxes	—	82	97	—	179
Other current assets	—	4	(2)	—	2
Other assets	—	2	—	—	2
Return on investment in subsidiaries	335	—	—	(335)	—

Net cash provided by (used in) operating activities	327	462	245	(335)	699

Cash flows from investing activities:
Additions to plant and equipment	—	(7)	—	—	(7)
Cash flows from financing activities:
Dividends paid	(209)	(335)	—	335	(209)
Shares repurchased	(149)	—	—	—	(149)
Excess tax benefits from share-based payment arrangements	—	3	—	—	3

Net cash (used in) provided by financing activities	(358)	(332)	—	335	(355)

Change in cash and cash equivalents	(31)	123	245	—	337
Cash and cash equivalents, beginning of year	150	1,471	99	—	1,720

Cash and cash equivalents, end of period	$119	$1,594	$344	$—	$2,057

Condensed Consolidating Statements of Cash Flows

For the Three Months Ended March 31, 2012

(In millions)

	Parent	Issuer	Non- guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated

Cash flows from operating activities:
Net income	$223	$223	$156	$(379)	$223
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity income from subsidiaries	(223)	(156)	—	379	—
Depreciation and amortization	—	10	—	—	10
Pension, health and life insurance contributions	—	(10)	—	—	(10)
Pension, health and life insurance benefits expense	—	12	—	—	12
Deferred income taxes	—	1	(1)	—	—
Share-based compensation	—	4	—	—	4
Excess tax benefits from share-based arrangements	—	(5)	—	—	(5)
Changes in operating assets and liabilities:
Accounts and other receivables	—	872	1	(875)	(2)
Inventories	—	(65)	—	—	(65)
Accounts payable and accrued liabilities	(13)	94	(891)	875	65
Settlement costs	—	337	—	—	337
Income taxes	(1)	30	89	—	118
Other current assets Other assets	— —	5 (2)	— —	— —	5 (2)
Return on investment in subsidiaries	200	—	—	(200)	—

Net cash provided by (used in) operating activities	186	1,350	(646)	(200)	690

Cash flows from investing activities:
Additions to plant and equipment	—	(16)	—	—	(16)

Cash flows from financing activities:
Shares repurchased	(188)	—	—	—	(188)
Dividends paid	(202)	(200)	—	200	(202)
Proceeds from exercise of stock options	—	6	—	—	6
Excess tax benefits from share-based arrangements	—	5	—	—	5

Net cash (used in) provided by financing activities	(390)	(189)	—	200	(379)

Change in cash and cash equivalents	(204)	1,145	(646)	—	295
Cash and cash equivalents, beginning of year	235	582	817	—	1,634

Cash and cash equivalents, end of period	$31	$1,727	$171	$—	$1,929

20.	Legal Proceedings

Overview

As of April 22, 2013, 8,140 product liability cases are pending against cigarette manufacturers in the United States. Lorillard Tobacco is a defendant in 7,168 of these cases. Lorillard, Inc. is a co-defendant in 660 pending cases. A total of 4,531 of these lawsuits are Engle Progeny Cases, described below. In addition to the product liability cases, Lorillard Tobacco and, in some instances, Lorillard, Inc., are defendants in Filter Cases and Tobacco-Related Antitrust Cases.

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

Type of Case	Total Number of Cases Pending against Lorillard as of April 22, 2013

Conventional Product Liability Cases	23
Engle Progeny Cases	4,531
West Virginia Individual Personal Injury Cases	38
Flight Attendant Cases	2,574
Class Action Cases	1
Reimbursement Cases	1
Filter Cases	57
Tobacco-Related Antitrust Cases	1

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

Engle Progeny Cases. Engle Progeny Cases are brought by individuals who purport to be members of the decertified Engle class. These cases are pending in a number of Florida courts. Lorillard Tobacco is a defendant in each of the Engle Progeny Cases listed in the above table and Lorillard, Inc. is a co-defendant in 657 Engle Progeny Cases. The time period for filing Engle Progeny Cases expired in January 2008 and no additional cases may be filed. Some of the Engle Progeny Cases were filed on behalf of multiple class members. Some of the courts hearing the cases filed by multiple class members have severed these suits into separate individual cases. It is possible the remaining suits filed by multiple class members may also be severed into separate individual cases.

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

Reimbursement Cases. Reimbursement Cases are brought by or on behalf of entities seeking equitable relief and reimbursement of expenses incurred in providing health care to individuals who allegedly were injured by smoking. Plaintiffs in these cases have included the U.S. federal government, U.S. state and local governments, foreign governmental entities, hospitals or hospital districts, American Indian tribes, labor unions, private companies and private citizens. Included in this category is the suit filed by the federal government, United States of America v. Philip Morris USA, Inc., et al., (“Philip Morris”), that sought to recover profits earned by the defendants and other equitable relief. Lorillard Tobacco is a defendant in the case, and Lorillard, Inc. is not a party to this case. In August 2006, the trial court issued its final judgment and remedial order and granted injunctive and other equitable relief. The final judgment did not award monetary damages. In May 2009, the final judgment was largely affirmed by an appellate court. In June 2010, the U.S. Supreme Court denied review of the case. See “Reimbursement Cases” below.

Filter Cases. Filter Cases are brought by individuals, including former employees of a predecessor of Lorillard Tobacco, who seek damages resulting from their alleged exposure to asbestos fibers that were incorporated into filter material used in one brand of cigarettes manufactured by Lorillard for a limited period of time ending more than 50 years ago. Lorillard Tobacco is a defendant in 56 of the 57 Filter Cases listed in the above table. Lorillard, Inc. is a co-defendant in one of the 56 Filter Cases that are pending against Lorillard Tobacco. Lorillard, Inc. is also a defendant in one additional Filter Case in which Lorillard Tobacco is not a defendant.

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

Neither Lorillard Tobacco nor Lorillard, Inc. was a defendant in the eight other trials since January 1, 2010. Juries found in favor of the plaintiffs and awarded compensatory damages in three of these trials and also awarded $4.0 million in punitive damages in one of these trials. Defendants appealed the verdicts in two of these trials, and those appeals remain pending. The plaintiff in another case was awarded $25 million in punitive damages in a retrial ordered by an appellate court in which the jury was permitted to consider only the amount of punitive damages to award. Defendants have appealed that verdict. Juries found in favor of the defendants in the four other trials. Two of these four cases have concluded because the plaintiffs did not pursue appeals. Plaintiff in the third case noticed an appeal, and in February 2013 the appellate Court affirmed the verdict. In December 2012, the court granted a post-trial motion for a new trial filed by the plaintiff in the fourth case. The defendant filed a motion for reconsideration which the Court granted. A new order was entered which denied plaintiff’s motion for a new trial. The plaintiff has filed a petition for review of this decision with the Alaska Supreme Court.

In rulings addressing cases tried in earlier years, some appellate courts have reversed verdicts returned in favor of the plaintiffs in whole or in part, while other judgments that awarded damages to smokers have been affirmed on appeal. Manufacturers have exhausted their appeals and have been required to pay damages to plaintiffs in thirteen individual cases since 2001. Punitive damages were paid to the smokers in six of these cases. Neither Lorillard Tobacco nor Lorillard, Inc. was a party to any of these matters.

Some cases are scheduled for trial in 2013. As of April 22, 2013, Lorillard Tobacco is a defendant in two of these cases. Lorillard, Inc. is a not a defendant in any of these cases. Trial dates are subject to change.

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

Engle Progeny Cases are pending in various Florida state and federal courts. Some of the Engle Progeny Cases were filed on behalf of multiple plaintiffs. Various courts have entered orders severing the cases filed by multiple plaintiffs into separate actions. In 2009, one Florida federal court entered orders that severed the claims of approximately 4,400 Engle Progeny plaintiffs, initially asserted in a small number of multi-plaintiff actions, into separate lawsuits. In some cases, spouses or children of alleged former class members have also brought derivative claims. In 2011, approximately 500 cases that were among the 4,400 cases severed into separate lawsuits in 2009, filed by family members of alleged former class members, were combined with the cases filed by the smoker from which the family members’ claims purportedly derived. In August 2012, the United States District Court for the Middle District of Florida ordered the parties to submit approximately 600 Engle cases to mediation. These cases were scheduled to be mediated in groups starting in November 2012 through May 2013. The first group of mediations has concluded. Lorillard resolved 15 cases in the first group and an additional 20 cases were dismissed outright. On January 30, 2013, the Court issued an order changing the mediation process. Instead of conducting individual plaintiff mediations, the Court ordered the parties to participate in a mediation process for the federal Engle progeny cases globally. Defendants filed a motion for reconsideration of this mediation order. On March 4, 2013, the Court entered a new order which provides that: (1) plaintiffs will participate in a confidential mediation session without the defendants; (2) defendants will participate along with a high-level corporate officer from each defendant in a confidential mediation session without the plaintiffs; and (3) plaintiffs will disclose to the mediators a global offer for resolving all pending federal cases and defendants will be prepared to respond in good faith to any collective, individual, or other settlement offer from plaintiffs. The mediators conducted the ordered mediation sessions. On April 9, 2013, the mediators issued a report stating that “there are practical and procedural impediments which act to prevent a meaningful discussion of settlements at this time,” and that the mediators are prepared to discuss the mediation process further with the Court at the Court’s convenience. The court has scheduled a meeting with only the mediators to discuss in further detail the mediation process.

On December 14, 2012, plaintiffs’ counsel filed a motion to remand the majority of the federal cases to state court. On January 25, 2013, the Court denied the motion. Plaintiffs petitioned the United States Court of Appeals for the Eleventh Circuit for permission to appeal the District Court’s order denying the motion to remand. On April 2, 2013, the United States Court of Appeals for the Eleventh Circuit granted the petition for permission to appeal and simultaneously affirmed the District Court’s order denying remand.

Since January 2010 and through April 22, 2013, the United States District Court for the Middle District of Florida has dismissed a total of approximately 2,730 cases. In some instances, the plaintiffs whose cases were dismissed also were pursuing cases pending in other courts. In other instances, the attorneys who represented the plaintiffs asked the court to enter dismissal orders because they were no longer able to contact their clients. In September 2012, the Court dismissed approximately 589 cases for failure to comply with court deadlines and granted a motion that dismissed 211 additional cases for a variety of reasons. In November 2012, the Court granted a motion by defendants and dismissed an additional 36 cases as barred by the statute of limitations. In January 2013, the Court granted a motion by defendants and dismissed approximately 520 cases in which the plaintiffs were deceased at the time their personal injury lawsuits were filed. Plaintiffs appealed the dismissal of these 520 cases to the United States Court of Appeal for the Eleventh Circuit and the Court heard argument on March 25, 2013. Other courts, including state courts, have entered orders dismissing additional cases.

Various intermediate state and federal Florida appellate courts have issued rulings that address the scope of the preclusive effect of the findings from the first phase of the Engle trial, including whether those findings relieve plaintiffs from the burden of proving certain legal elements of their claims. The Florida Supreme Court granted review in the Douglas case, in which a verdict awarding damages to the plaintiff was affirmed by an intermediate state Florida appellate court, to address the issue of whether a tobacco manufacturer’s due process rights are violated by reliance upon the Engle Phase I findings. On March 14, 2013, the Florida Supreme Court ruled that application of the Engle Phase I findings to establish certain elements of plaintiffs’ claims is not a violation of the Engle defendants’ due process rights. In order to prevail on either strict liability or negligence claims, the Court found that an Engle plaintiff must establish (i) membership in the Engle class; (ii) that addiction to smoking the Engle defendants’ cigarettes containing nicotine was a legal cause of the injuries the plaintiff alleged; and (iii) damages. A deadline for defendants to file a petition for review of the Florida Supreme Court’s decision in Douglas with the United States Supreme Court is pending. The due process issue is also currently on appeal in the United States Court of Appeals for the Eleventh Circuit in the Duke and Walker cases. These appeals were consolidated and further activity was suspended pending the Florida Supreme Court’s decision on Douglas. The defendant has filed a motion to expedite the argument in these consolidated appeals. As of April 22, 2013, the United States Court of Appeals for the Eleventh Circuit had not issued a ruling on these cases.

Various courts, including appellate courts, have issued rulings that have addressed the conduct of the cases prior to trial. One intermediate state appellate court ruled in 2011 that plaintiffs are permitted to assert a claim against a cigarette manufacturer even if the smoker did not smoke a brand sold by that manufacturer. Defendants’ petition for review of this decision by the Florida Supreme Court was denied in August 2012. In March 2012, another intermediate state appellate court agreed with the 2011 ruling and reversed dismissals in a group of cases. Defendants in these cases are also seeking review by the Florida Supreme Court. The Florida Supreme Court had announced that it would defer decision on whether to accept review of these cases until it decided whether to review the 2011 decision. As of April 22, 2013, the Florida Supreme Court had not announced whether it would grant review of these cases. These rulings may limit the ability of the defendants, including Lorillard Tobacco and Lorillard, Inc., to be dismissed from cases in which smokers did not use a cigarette manufactured by Lorillard Tobacco. In October 2012, the Florida First District Court of Appeal affirmed the judgment awarding damages in one case, however the appeals court certified to the Florida Supreme Court the question of whether Engle class members may pursue an award of punitive damages based on claims of negligence or strict liability. As of April 22, 2013, the Florida Supreme Court had not announced whether it would grant review of this case.

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

As of April 22, 2013, trial was underway in three Engle Progeny Cases in which Lorillard Tobacco is a defendant: LaMotte v. RJ Reynolds Tobacco Company, et al. (Circuit Court, First Judicial Circuit, Escambia County, Florida), Cohen v. RJ Reynolds Tobacco Company, et al. (Circuit Court, Fifteenth Judicial Circuit, Palm Beach County, Florida) and Ruffo v. RJ Reynolds Tobacco Company, et al. (Circuit Court, Eleventh Judicial Circuit, Miami-Dade County, Florida). Lorillard, Inc. is not a defendant in any of these cases. As of April 22, 2013, there were no other Engle Progeny Case trials underway.

As of April 22, 2013, verdicts had been returned in ten Engle Progeny Cases in which Lorillard Tobacco was a defendant. Lorillard, Inc. was not a defendant in any of these ten cases at the time of trial. Juries awarded compensatory damages to the plaintiffs in eight of these cases. In three of the eight cases in which juries awarded compensatory damages, plaintiffs were awarded punitive damages from Lorillard Tobacco. In another case, the court entered an order following trial that awarded plaintiff compensatory damages. The ten cases are listed below in the order in which the verdicts were returned:

•

In Rohr v. R.J. Reynolds Tobacco Company, et al. (Circuit Court, Seventeenth Judicial Circuit, Broward County, Florida), a jury returned a verdict in favor of the defendants, including Lorillard Tobacco. Plaintiff in Rohr did not pursue an appeal and the case is concluded.

•

In Mrozek v. Lorillard Tobacco Company (Circuit Court, Fourth Judicial Circuit, Duval County, Florida), the jury awarded plaintiffs a total of $6 million in compensatory damages and $11.3 million in punitive damages. The jury apportioned 35% of the fault for the smoker’s injuries to the smoker and 65% to Lorillard Tobacco. The final judgment entered by the trial court reflected the jury’s verdict and awarded plaintiff $3,900,588 in compensatory damages and $11,300,000 in punitive damages plus 6% annual interest. A motion filed by Lorillard Tobacco to disqualify the trial judge based on comments he made in another Engle Progeny trial was denied in July 2012 and a petition filed by Lorillard Tobacco requesting that the Florida First District Court of Appeal review that decision was denied in January 2013. In December 2012, the Florida First District Court of Appeal affirmed the final judgment awarding compensatory and punitive damages and Lorillard Tobacco’s motion for rehearing of the appellate court opinion was denied in February 2013. In March 2013, Lorillard filed a notice with the Florida Supreme Court seeking review of the appellate court decision. As of April 22, 2013, the Florida Supreme Court had not announced whether it would grant review, but has requested that Lorillard Tobacco show cause why the Florida Supreme Court’s decision in Douglas, which addressed the application of the Engle Phase I findings, is not controlling in this case. The appellate court provisionally granted plaintiff’s motion for appellate attorneys’ fees, ruling that the trial court is authorized to award appellate fees if the trial court determines entitlement to attorneys’ fees. As of April 22, 2013, the trial court had not ruled on plaintiff’s motion for costs and attorneys’ fees.

•

In Tullo v. R.J. Reynolds, et al. (Circuit Court, Fifteenth Judicial Circuit, Palm Beach County, Florida), the jury awarded plaintiff a total of $4.5 million in compensatory damages. The jury assessed 45% of the fault to the smoker, 5% to Lorillard Tobacco and 50% to other defendants. The jury did not award punitive damages to the plaintiff. The court entered a final judgment that awarded plaintiff $225,000 in compensatory damages from Lorillard Tobacco plus 6% annual interest. Defendants noticed an appeal from the final judgment to the Florida Fourth District Court of Appeal.

•

In Sulcer v. Lorillard Tobacco Company, et al. (Circuit Court, First Judicial Circuit, Escambia County, Florida), the jury awarded $225,000 in compensatory damages to the plaintiff and it assessed 95% of the fault for the smoker’s injuries to the smoker with 5% allocated to Lorillard Tobacco. The jury returned a verdict for Lorillard Tobacco as to whether plaintiff is entitled to punitive damages. The court entered a final judgment that incorporated the jury’s determination of the parties’ fault and awarded plaintiff $11,250 in compensatory damages. Lorillard Tobacco paid approximately $246,000 to resolve the verdict, costs and fees, as well as all post-trial motions and any potential appeal by the plaintiff. Following this payment, Sulcer was concluded.

•

In Jewett v. R.J. Reynolds Tobacco Co., et al. (Circuit Court, Fourth Judicial Circuit, Duval County, Florida), the jury awarded the estate of the decedent $692,981 in compensatory damages and awarded the plaintiff $400,000 for loss of companionship. The jury assessed 70% of the responsibility for the decedent’s injuries to the decedent, 20% to R.J. Reynolds and 10% to Lorillard Tobacco. The jury returned a verdict for the defendants regarding whether punitive damages were warranted. The final judgment entered by the trial court reflected the jury’s verdict and awarded plaintiff a total of $109,298 from Lorillard Tobacco plus 6% annual interest. In June 2012, an agreement was reached between the parties as to the amount of costs and attorneys’ fees incurred and plaintiff’s motion for costs and attorneys’ fees was withdrawn. In November 2012, the Florida First District Court of Appeal reversed the judgment awarding compensatory damages and ordered the case returned to the trial court for a new trial. In January 2013, the appellate court denied a motion filed by the plaintiff for rehearing of the decision reversing the judgment. Both the plaintiff and defendants have filed notices with the Florida Supreme Court seeking review of the appellate court decision. As of April 22, 2013, the Florida Supreme Court had not announced whether it would grant review of this case.

•

In Weingart v. R.J. Reynolds Tobacco Company, et al. (Circuit Court, Fifteenth Judicial Circuit, Palm Beach County, Florida), the jury determined that the decedent did not sustain any compensatory damages from the defendants, including Lorillard Tobacco, and it returned a verdict for the defendants that punitive damages were not warranted. The jury assessed 91% of the fault for the decedent’s injuries to the decedent, 3% to Lorillard Tobacco and 3% to each of the other two defendants. Following trial, the court granted in part a motion filed by the plaintiff to award damages and it awarded plaintiff $150,000 in compensatory damages. The court entered a final judgment that applied the jury’s comparative fault determinations to the court’s award of compensatory damages. The final judgment awarded plaintiff $4,500 from Lorillard Tobacco. Defendants noticed an appeal to the Florida Fourth District Court of Appeal from the order that awarded compensatory damages to the plaintiff and amended their notice of appeal to address the final judgment. On February 13, 2013, the Florida Fourth District Court of Appeal affirmed the final judgment awarding compensatory damages. Defendants have filed a notice with the Florida Supreme Court seeking review of this decision. As of April 22, 2013, the Florida Supreme Court had not announced whether it would grant review of this case. In March 2012, the court entered a judgment against the defendants for costs with Lorillard Tobacco’s share amounting to $43,081 plus 4.75% annual interest. Defendants have noticed an appeal from this cost judgment.

•

In Sury v. R.J. Reynolds Tobacco Company, et al. (Circuit Court, Fourth Judicial Circuit, Duval County, Florida), the jury awarded plaintiff $1,000,000 in compensatory damages and assessed 60% of the responsibility for the decedent’s injuries to the decedent, 20% to Lorillard Tobacco and 20% to R.J. Reynolds. The jury returned a verdict for the defendants regarding whether punitive damages were warranted. In March 2012, the court entered a final judgment against defendants in the amount of $1,000,000 plus 4.75% annual interest, declining to apply the jury’s comparative fault findings to causes of action alleging intentional conduct. Defendants have noticed an appeal to the Florida First District Court of Appeal from the final judgment that awarded compensatory damages to the plaintiff. In December 2012, Lorillard Tobacco reached an agreement with the plaintiff to resolve the trial costs and fees, should the judgment be upheld on appeal.

•

In Alexander v. Lorillard Tobacco Company, et al. (Circuit Court, Eleventh Judicial Circuit, Miami-Dade County, Florida), the jury awarded plaintiff $20,000,000 in compensatory damages and $25,000,000 in punitive damages. Lorillard Tobacco is the only defendant in this case. The jury apportioned 20% of the fault for the smoker’s injuries to the smoker and 80% to Lorillard Tobacco. In March 2012, the court entered a final judgment that applied the jury’s comparative fault determination to the court’s award of compensatory damages, awarding the plaintiff $16,000,000 in compensatory damages and $25,000,000 in punitive damages from Lorillard Tobacco. In May 2012, the court granted a motion by Lorillard Tobacco to lower the amount of compensatory damages and reduced the amount awarded to $10,000,000 from Lorillard Tobacco. Other post-trial motions challenging the verdict were denied. The court entered an amended final judgment that applied the jury’s comparative fault determination to the court’s award of compensatory damages, awarding the plaintiff $8,000,000 in compensatory damages and $25,000,000 in punitive damages, plus the statutory rate of interest. Lorillard Tobacco has noticed an appeal from the amended final judgment to the Florida Third District Court of Appeal. Plaintiff filed a motion for attorneys’ fees and costs. In September 2012, an agreement was reached between the parties as to the amount of costs and attorneys’ fees incurred, should the judgment be upheld on appeal.

•

In Calloway v. R.J. Reynolds Tobacco Company, et al. (Circuit Court, Seventeenth Judicial Circuit, Broward County, Florida), the jury awarded plaintiff and a daughter of the decedent a total of $20,500,000 in compensatory damages. The jury apportioned 20.5% of the fault for the smoker’s injuries to the smoker, 27% to R.J. Reynolds, 25% to Philip Morris, 18% to Lorillard Tobacco, and 9.5% to Liggett. The jury awarded $12,600,000 in punitive damages from Lorillard Tobacco and $42,250,000 from the other defendants, for a total punitive damages award of $54,850,000. In August 2012, the court granted a post-trial motion by the defendants and lowered the compensatory damages award to $16,100,000. The court also ruled that the jury’s finding on the plaintiff’s percentage of comparative fault would not be applied to reduce the compensatory damage award because the jury found in favor of the plaintiff on her claims alleging intentional conduct. In August 2012, the court entered final judgment against defendants in the amount of $16,100,000 in compensatory damages and $54,850,000 ($12,600,000 from Lorillard Tobacco) in punitive damages, plus the statutory rate of interest, which is currently 4.75%.The final judgment also granted plaintiff’s application for costs and attorneys’ fees, but as of April 22, 2013, the trial court had not awarded an amount. Defendants have noticed an appeal from the final judgment to the Florida Fourth District Court of Appeal.

•

In Evers v. R.J. Reynolds Tobacco Company, et al. (Circuit Court, Thirteenth Judicial Circuit, Hillsborough County, Florida), the jury awarded plaintiff and the estate of the decedent a total of $3,230,000 in compensatory damages. The jury apportioned 31% of the fault for the smoker’s injuries to the smoker, 60% to R.J. Reynolds and 9% to Lorillard Tobacco. The jury found that punitive damages against Lorillard Tobacco were not warranted and awarded $12,362,042 in punitive damages from R.J. Reynolds Tobacco Company. The Court granted a post-trial motion by the defendants for a directed verdict on punitive damages and, as a result, the jury’s punitive damages award was set aside. The Court denied a motion filed by the plaintiff to reconsider the directed verdict. At a post-trial hearing, the plaintiff waived entitlement to the jury’s loss of services award which amounted to $280,000 of the total compensatory damages award. As of April 22, 2013, the Court had not entered final judgment.

As of April 22, 2013, verdicts have been returned in 77 Engle Progeny Cases since the Florida Supreme Court issued its 2006 ruling that permitted members of the Engle class to bring individual lawsuits in which neither Lorillard Tobacco nor Lorillard, Inc. was a defendant at trial. Juries awarded compensatory damages and punitive damages in 26 of the trials. The 26 punitive damages awards have totaled approximately $675 million and have ranged from $20,000 to $244 million. In 23 of the trials, juries’ awards were limited to compensatory damages. In the 28 remaining trials, juries found in favor of the defendants. Post-trial motions challenging the verdicts in some cases and appeals from final judgments in some cases are pending before various Florida circuit and intermediate appellate courts. As of April 22, 2013, one verdict in favor of the defendants and two verdicts in favor of the plaintiff have been reversed on appeal and returned to the trial court for a new trial on all issues. In six cases, the appellate courts have ruled that the issue of damages awarded must be revisited by the trial court. Motions for rehearing of these appellate court rulings are pending in some cases.

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

In June 2009, Florida amended the security requirements for a stay of execution of any judgment during the pendency of appeal in Engle Progeny Cases. The amended statute provides for the amount of security for individual Engle Progeny Cases to vary within prescribed limits based on the number of adverse judgments that are pending on appeal at a given time. The required security decreases as the number of appeals increases to ensure that the total security posted or deposited does not exceed $200 million in the aggregate. This amended statute applies to all judgments entered on or after June 16, 2009. The plaintiffs in some cases challenged the constitutionality of the amended statute. These motions were denied, withdrawn or declared moot. In January 2012, the Florida Supreme Court agreed to review one of the orders denying a challenge to the amended statute. In August 2012, the Florida Supreme Court dismissed the appeal as moot because the defendant had satisfied the judgment.

West Virginia Individual Personal Injury Cases

The West Virginia Individual Personal Injury Cases (the “IPIC Cases”) are brought in a single West Virginia court by individuals who allege cancer or other health effects caused by smoking cigarettes, smoking cigars, or using smokeless tobacco products. Approximately 600 IPIC Cases are pending. Most of the pending cases have been consolidated for trial. The order that consolidated the cases for trial, among other things, also limited the consolidation to those cases that were filed by September 2000. No additional IPIC Cases may be consolidated for trial with this group. The court has entered a trial plan for the IPIC Cases that calls for a multi-phase trial. The first phase of the consolidated trial began April 15, 2013.

In September 2000, there were approximately 1,250 IPIC Cases, and Lorillard Tobacco was named in all but a few of them. Plaintiffs in most of the cases alleged injuries from smoking cigarettes, and the claims alleging injury from smoking cigarettes have been consolidated for a multi-phase trial. Approximately 645 IPIC Cases have been dismissed in their entirety. Lorillard Tobacco has been dismissed from approximately 565 additional IPIC Cases because those plaintiffs did not submit evidence that they used a Lorillard Tobacco product. These additional IPIC Cases remain pending against other cigarette manufacturers and some or all of the dismissals of Lorillard Tobacco could be contested in subsequent appeals. As of April 22, 2013, Lorillard Tobacco is a defendant in 31 of the pending IPIC Cases. Lorillard, Inc. was not a defendant in any of the IPIC Cases.

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

As of April 22, 2013, the Severed IPIC Claims and the Severed IPIC Cases were not subject to a trial plan. None of the Severed IPIC Claims or the Severed IPIC Cases were scheduled for trial as of April 22, 2013. Trial dates are subject to change.

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

As of April 22, 2013, none of the Flight Attendant Cases were scheduled for trial. Trial dates are subject to change.

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

“Lights” Class Action Cases. Neither Lorillard Tobacco nor Lorillard, Inc. is a defendant in the approximately 16 Class Action Cases in which plaintiffs’ claims are based on the allegedly fraudulent marketing of “light” or “ultra-light” cigarettes. Classes have been certified in some of these cases. In one of these cases, Craft v. Philip Morris USA (Circuit Court, City of St. Louis, Missouri, filed February 29, 2000), trial began in September 2011. In November 2011, the court ordered a mistrial when the jury was unable to reach a verdict. Retrial has been scheduled for January 2014. In another of the “lights” Class Action Cases, Good v. Altria Group, Inc., et al., the U.S. Supreme Court ruled in December 2008 that neither the Federal Cigarette Labeling and Advertising Act nor the Federal Trade Commission’s regulation of cigarettes’ tar and nicotine disclosures preempts (or bars) some of plaintiffs’ claims. In 2009, the Judicial Panel on Multidistrict Litigation consolidated various federal court “lights” Class Action Cases pending against Philip Morris USA or Altria Group and transferred those cases to the U.S. District Court of Maine (the “MDL cases”). The court denied plaintiffs’ motion for class certification filed in four of the MDL Cases, and a federal appellate court declined to review the class certification order. Following the appellate court’s ruling, plaintiffs dismissed thirteen of the MDL Cases, including Good v. Altria Group, Inc., et al. In April, 2012, the Judicial Panel on Multidistrict Litigation entered an order transferring the four MDL cases that remained pending to the courts in which each originated. Trial in one “Lights” Class Action Case is currently underway: Brown v. The American Tobacco Company, Inc., et al. (Superior Court, San Diego County, California).

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

In its 2006 final judgment and remedial order, the court determined that the defendants, including Lorillard Tobacco, violated certain provisions of the RICO statute, that there was a likelihood of present and future RICO violations, and that equitable relief was warranted. The government was not awarded monetary damages. The equitable relief included permanent injunctions that prohibit the defendants, including Lorillard Tobacco, from engaging in any act of racketeering, as defined under RICO; from making any material false or deceptive statements concerning cigarettes; from making any express or implied statement about health on cigarette packaging or promotional materials (these prohibitions include a ban on using such descriptors as “low tar,” “light,” “ultra-light,” “mild” or “natural”); from making any statements that “low tar,” “light,” “ultra-light,” “mild” or “natural” or low-nicotine cigarettes may result in a reduced risk of disease; and from participating in the management or control of certain entities or their successors. The final judgment and remedial order also requires the defendants, including Lorillard Tobacco, to make corrective statements on their websites, in certain media, in point-of-sale advertisements, and on cigarette package “onserts” concerning: the health effects of smoking; the addictiveness of smoking; that there are no significant health benefits to be gained by smoking “low tar,” “light,” “ultra-light,” “mild” or “natural” cigarettes; that cigarette design has been manipulated to ensure optimum nicotine delivery to smokers; and that there are adverse effects from exposure to secondhand smoke. Lorillard Tobacco has accrued estimated costs of approximately $20 million to comply with or otherwise resolve the final judgment and remedial order. The final judgment and remedial order also requires defendants, including Lorillard Tobacco, to make disclosures of disaggregated marketing data to the government, and to make document disclosures on a website and in a physical depository. The final judgment and remedial order prohibits each defendant that manufactures cigarettes, including Lorillard Tobacco, from selling any of its cigarette brands or certain elements of its business unless certain conditions are met.

The final judgment and remedial order has not yet been fully implemented. Following trial, the final judgment and remedial order was stayed because the defendants, the government and several intervenors noticed appeals to the Circuit Court of Appeals for the District of Columbia. In May 2009, a three judge panel upheld substantially all of the District Court’s final judgment and remedial order. In September 2009, the Court of Appeals denied defendants’ rehearing petitions as well as their motion to vacate those statements in the appellate ruling that address defendants’ marketing of “low tar” or “lights” cigarettes, to vacate those parts of the trial court’s judgment on that issue, and to remand the case with instructions to deny as moot the government’s allegations and requested relief regarding “lights” cigarettes. The Court of Appeals stayed its order that formally relinquished jurisdiction of defendants’ appeal pending the disposition of the petitions for writ of certiorari to the U.S. Supreme Court that were noticed by the defendants, the government and the intervenors. In June 2010, the U.S. Supreme Court denied all of the petitions for writ of certiorari. The case has been returned to the trial court for implementation of the Court of Appeals’ directions in its 2009 ruling and for entry of an amended final judgment. On November 27, 2012, the court entered an order prescribing the language the defendants must include in the corrective statements defendants are to make on their websites and through other media. The court directed the parties to engage in discussions to implement those statements, and as of April 22, 2013, those discussions were still ongoing. On January 25, 2013, defendants appealed the court’s November 27, 2012 order to the U.S. Court of Appeals for the District of Columbia Circuit. On February 15, 2013, the Court of Appeals granted defendants’ unopposed motion to hold the appeal in abeyance pending the district court’s resolution of the issues regarding the implementation of the corrective statements. As of April 22, 2013, the district court had not entered an amended final judgment.

Following remand, the defendants filed a motion asserting that the 2009 Family Smoking Prevention and Tobacco Control Act had, in whole or in part, extinguished the court’s jurisdiction. In the alternative, defendants urged the court not to order any injunctive remedy in deference to the regulatory authority recently extended to the Food and Drug Administration. The trial court denied this motion in June 2011, and defendants noticed an appeal to the U.S. Court of Appeals for the District of Columbia Circuit. On July 27, 2012, the appellate court affirmed the district court’s ruling, permitting the case to proceed. The defendants did not seek further review of that decision. The government filed a motion following remand requesting clarification of the extent of the defendants’ obligation to make disclosures of disaggregated marketing data and the use the government can make of that data. The trial court granted that motion in April, 2011, holding that the defendants must provide a broad range of data for the ten-year period beginning July 29, 2010, and that the Department of Justice may share that data with other governmental agencies, subject to the confidentiality requirements previously imposed by the trial court. The defendants noticed an appeal from this order to the U.S. Court of Appeals for the District of Columbia Circuit. On July 27, 2012, the appellate court dismissed the appeal for lack of jurisdiction. The defendants did not seek further review of that decision.

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

The State Settlement Agreements provide that the agreements are not admissions, concessions or evidence of any liability or wrongdoing on the part of any party, and were entered into by the Original Participating Manufacturers to avoid the further expense, inconvenience, burden and uncertainty of litigation. Lorillard recorded pretax charges for its obligations under the State Settlement Agreements of $176 million and $337 million for the three months ended March 31, 2013 and 2012, respectively. Lorillard’s portion of ongoing adjusted settlement payments and legal fees is based on its share of domestic cigarette shipments in the year preceding that in which the payment is due. Accordingly, Lorillard records its portions of ongoing adjusted settlement payments as part of cost of manufactured products sold as the related sales occur.

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

On December 17, 2012, the Participating Manufacturers, including Lorillard Tobacco, agreed to settle with 17 states and the District of Columbia and Puerto Rico disputes under the MSA involving payment adjustments relating to nonparticipating manufacturers. One additional state joined the settlement on April 12, 2013. The settlement had been under consideration by the arbitration panel presiding over the pending arbitration relating to the disputes. On March 12, 2013, the arbitration panel issued a Stipulated Partial Settlement and Award, which directs the Internal Auditor under the MSA to implement the settlement provisions involved, thereby allowing the settlement to proceed.

The settlement resolves the claims for the years 2003 through 2012 and puts in place a new method for calculating this adjustment beginning in 2013. Under the terms of the settlement, Lorillard and other manufacturers will receive credits against their future MSA payments over the next five years, and the signatory states will be entitled to receive their allocable share of the amounts currently being held in escrow resulting from these disputes. Lorillard currently expects to receive credits over the next five years of at least $205 million on its outstanding claims, with $164 million occurring in April 2013 and the remainder over the following four years. The estimate is subject to change depending upon a number of factors included in the calculation of the credit.

Based on the terms of the settlement, during the first quarter of 2013 Lorillard Tobacco recorded a reduction in its State Settlements liability and expense of $164 million and reduced its April 15, 2013 MSA Annual Payment by the same amount. The reduction was partially offset by an increase of $21 million in the State Settlements liability and expense related to the industry Volume Adjustment Offset associated with the increase in the industry aggregate operating income.

The arbitration proceeding will continue as to those states that have not settled. As of April 15, 2013, eight states that have not joined the settlement have taken action in state court to prevent the settlement from proceeding or to seek other relief related to the settlement. Two of the states also unsuccessfully sought to preliminary enjoin the implementation of the award. There is no assurance that such attempts will be resolved favorably to the Company.

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

Filter Cases

In addition to the above, claims have been brought against Lorillard Tobacco and Lorillard, Inc. by individuals who seek damages resulting from their alleged exposure to asbestos fibers that were incorporated into filter material used in one brand of cigarettes manufactured by a predecessor to Lorillard Tobacco for a limited period of time ending more than 50 years ago. As of April 22, 2013, Lorillard Tobacco was a defendant in 56 Filter Cases. Lorillard, Inc. was a defendant in two Filter Cases, including one that also names Lorillard Tobacco. Since January 1, 2011, Lorillard Tobacco has paid, or has reached agreement to pay, a total of approximately $23.6 million in settlements to finally resolve 90 claims, including the Lenney case, discussed below. The related expense was recorded in selling, general and administrative expenses on the consolidated statements of income. Since January 1, 2011, verdicts have been returned in the following three Filter Cases: Lenney v. Armstrong International, Inc., et al., tried in the Superior Court of California, San Francisco County, McGuire v. Lorillard Tobacco Company and Hollingsworth & Vose Company, tried in the Circuit Court, Division Four, of Jefferson County, Kentucky, and Couscouris v. Hatch Grinding Wheels, et al., tried in the Superior Court of the State of California, Los Angeles. In the Lenney trial, the jury found in favor of the plaintiffs as to their claims for compensatory damages and damages for loss of consortium, but it determined that plaintiffs were not entitled to an award of punitive damages from Lorillard Tobacco or Hollingsworth & Vose. Pursuant to the terms of a 1952 agreement between P. Lorillard Company and H&V Specialties Co., Inc. (the manufacturer of the filter material), Lorillard Tobacco is required to indemnify Hollingsworth & Vose for legal fees, expenses, judgments and resolutions in cases and claims alleging injury from finished products sold by P. Lorillard Company that contained the filter material. The final judgment entered by the trial court awarded plaintiffs a total of approximately $1.1 million in compensatory damages, damages for loss of consortium and costs from Lorillard Tobacco and Hollingsworth & Vose. Lorillard Tobacco and Hollingsworth & Vose noticed an appeal to the California Court of Appeals. In 2012, Lorillard Tobacco reached agreement with the plaintiffs to resolve plaintiffs’ pending claims, and any claims they might assert in the future, for an amount that is included in the above total for settlements reached since January 1, 2011. The jury in the McGuire case returned a verdict for Lorillard Tobacco and Hollingsworth & Vose, and the Court entered final judgment in May 2012. Plaintiff has noticed an appeal to the Kentucky Court of Appeals. On October 4, 2012, the jury in the Couscouris case returned a verdict for Lorillard Tobacco and Hollingsworth & Vose, and the court entered final judgment on November 1, 2012. An appeal is pending in the California Court of Appeal, Second Appellate District. As of April 22, 2013, 32 Filter Cases were scheduled for trial or have been placed on courts’ trial calendars. Trial dates are subject to change.

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

The following discussion should be read in conjunction with our historical consolidated financial statements and the notes related to those financial statements included in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (the “Form 10-Q”). In addition to historical information, the following discussion contains forward-looking statements based on current expectations that involve risks and uncertainties. Investors are cautioned not to place undue reliance on these forward-looking statements. Statements preceded by, followed by or that otherwise include the words “believe,” “expect,” “anticipate,” “intend,” “project,” “estimate,” “plan,” “may increase,” “may fluctuate” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” “may” and “could” are generally forward-looking in nature and are not historical facts. Actual results and the timing of certain events may differ significantly from those projected in such forward-looking statements due to a number of factors, including those risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2012 (the “Form 10-K”) and those risk factors set forth in “Business Environment” below, in Part II, “Item 1A. Risk Factors” and elsewhere in this Form 10-Q. Except for our ongoing obligations to disclose material information under the federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events unless required by law. For any forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States (“GAAP”).

The terms “Lorillard,” “we,” “our” and “us” refer to Lorillard, Inc., a Delaware corporation, and its subsidiaries. The terms “Lorillard, Inc.” and the “Company” refer solely to the parent company and “Lorillard Tobacco” refers solely to Lorillard Tobacco Company, the principal subsidiary of Lorillard, Inc.

Overview

Lorillard, Inc. (NYSE: LO), through its Lorillard Tobacco Company subsidiary, is the third largest manufacturer of cigarettes in the United States. Founded in 1760, Lorillard is the oldest continuously operating tobacco company in the United States. Newport, our flagship premium cigarette brand, is the top selling menthol and second largest selling cigarette brand overall in the United States based on gross units sold in the first three months of 2013 and in the full year 2012. In addition to the Newport brand, our product line has four additional cigarette brand families marketed under the Kent, True, Maverick and Old Gold brand names. These five cigarette brands include 39 different product offerings which vary in price, taste, flavor, length and packaging. In the United States and certain U.S. possessions and territories, we shipped 9.2 billion cigarettes in the first three months of 2013 and 40.2 billion cigarettes for the full year 2012. Lorillard, through its LOEC, Inc. subsidiary, is also a leading electronic cigarette company in the U.S., marketed under the blu eCigs brand following its acquisition of blu eCigs and other assets used in the manufacture, distribution, development, research, marketing, advertising and sale of electronic cigarettes on April 24, 2012. Newport, Kent, True, Maverick, Old Gold and blu eCigs are the registered trademarks of Lorillard and its subsidiaries. We sold our major trademarks outside of the United States in 1977. We maintain our headquarters and manufacture all of our traditional cigarette products in our Greensboro, North Carolina facilities.

Critical Accounting Policies and Estimates

For a description of the critical accounting policies that require the use of significant judgments and estimates by management, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 19, 2013.

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

•

Substantial annual payments continuing in perpetuity, and significant restrictions on marketing and advertising have been agreed to and are required under the terms of certain settlement agreements, including the Master Settlement Agreement among major tobacco manufacturers and 46 states and various other governments and jurisdictions (the “MSA”) that we entered into in 1998 along with Philip Morris Incorporated (“Phillip Morris USA”), R.J. Reynolds Tobacco Company (“RJR Tobacco”) and Brown & Williamson Tobacco Corporation (now an affiliate of RJR Tobacco) (the other “Original Participating Manufacturers”) to settle asserted and unasserted health care cost recovery and other claims. We and certain other U.S. tobacco product manufacturers previously settled similar claims brought by Mississippi, Florida, Texas and Minnesota (the “Initial State Settlements,” and together with the MSA, the “State Settlement Agreements”). The State Settlement Agreements impose a stream of future payment obligations on us and on the other major U.S. cigarette manufacturers as product is sold and place significant restrictions on our and their ability to market and sell cigarettes.

•

The domestic cigarette market continues to contract. As a result of price increases, restrictions on advertising, promotions and smoking in public and private facilities, increases in regulation and excise taxes, health concerns, a decline in the social acceptability of smoking, increased pressure from anti-tobacco groups and other factors, domestic cigarette shipments have decreased at a compound rate of approximately 3.6% from the twelve months ended March 31, 2003 through the twelve months ended March 31, 2013.

•

Increases in cigarette prices since 1998 have led to an increase in the volume of discount and, specifically, deep discount cigarettes. Cigarette price increases have been driven by increases in federal, state and local excise taxes and by manufacturer price increases. Price increases have led, and continue to lead, to high levels of discounting and other promotional activities for premium brands. Deep discount brands have grown from an estimated domestic shipment share in 1998 of less than 2.0% to an estimated share of 13.2% for the three months ended March 31, 2013, and continue to be a significant competitive factor in the domestic cigarette market. We do not have sufficient empirical data to determine whether the increased price of cigarettes has deterred consumers from starting to smoke or encouraged them to quit smoking, but it is likely that increased prices may have had an adverse effect on consumption and may continue to do so.

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

•

In August 2009, we, along with RJR Tobacco, other tobacco manufacturers and a tobacco retailer, filed a lawsuit in the U.S. District Court for the Western District of Kentucky against the FDA challenging the constitutionality of certain restrictions on speech included in the FSPTCA. These restrictions on speech include, among others, bans on the use of color and graphics in certain tobacco product advertising, limits on the right to make truthful statements regarding modified risk tobacco products, a prohibition on making certain statements about the FDA’s regulation of tobacco products, restrictions on the placement of outdoor advertising, a ban on certain promotions offering gifts in consideration for the purchase of tobacco products, a ban on brand name sponsorship of events and the sale of brand name merchandise, and a ban on the distribution of product samples. The suit also challenges the law’s requirement for extensive graphic warning labels on all packaging and advertising. The complaint seeks a judgment (i) declaring that such provisions of the law violate the First and/or Fifth Amendments of the U.S. Constitution and (ii) enjoining the FDA from enforcing the unconstitutional provisions of the law. On January 4, 2010, the district court issued an order (a) striking down the provisions of the law that banned the use of color and graphics in certain tobacco product advertising and prohibited tobacco manufacturers from making certain statements about the FDA’s regulation of tobacco products and (b) upholding the remaining challenged advertising provisions. Both sides appealed the district court’s ruling to the Sixth Circuit Court of Appeals, and on March 19, 2012, the Sixth Circuit issued an opinion (i) affirming the district court’s decision upholding the FSPTCA’s restrictions on marketing modified-risk tobacco products, bans on event sponsorship, branding nontobacco merchandise and free sampling; (ii) affirming the district court’s decision upholding the FSPTCA’s requirement that tobacco man-

ufacturers reserve significant packaging space for graphic health warnings; (iii) affirming the district court’s decision striking down the FSPTCA’s restriction of tobacco advertising, in most instances, to black and white text; (iv) reversing the district court’s decision upholding the FSPTCA’s restriction on statements regarding the relative safety of tobacco products based on FDA regulation and its decision upholding the FSPTCA’s ban on tobacco continuity programs in most instances. Plaintiffs’ motion for rehearing en banc was denied, and Plaintiffs filed a petition for certiorari with the U.S. Supreme Court on October 30, 2012. The government declined to seek a petition for certiorari to the U.S. Supreme Court. The government did not appeal the part of the Court of Appeal’s ruling striking the FSPTCA’s restriction of tobacco advertising to black and white text. On April 22, 2013, the U.S. Supreme Court denied plaintiffs’ petition for certiorari.

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

•

In August 2011, we, along with RJR Tobacco and several other tobacco manufacturers, filed a lawsuit in the U.S. District Court for the District of Columbia against the FDA challenging the constitutionality of certain regulations requiring specific graphic warning labels on all packaging and advertising. The Complaint seeks a judgment (i) declaring that the regulations violate the First Amendment; (ii) declaring that the regulations violate various provisions of the Administrative Procedure Act; (iii) declaring that the textual and graphic warnings required under the FSPTCA shall become effective 15 months after the FDA issues regulations that are permissible under the U.S. Constitution and federal law; and (iv) preliminarily and permanently enjoining enforcement of the regulations. Plaintiffs moved for a preliminary injunction, and after full briefing and oral argument, the district court granted plaintiffs’ motion. Plaintiffs also moved in the district court for summary judgment in their favor and after full briefing and oral argument, the district court granted that motion too. The FDA appealed both decisions to the D.C. Circuit Court of Appeals, which consolidated the appeals and heard oral argument on April 10, 2012. On August 24, 2012, the D.C. Circuit Court of Appeals affirmed the lower court’s judgment that the graphic warnings were unconstitutional, vacated the regulations and remanded them to the FDA. On October 9, 2012, the FDA filed a motion with the Court of Appeals for rehearing or rehearing en banc. That motion was denied on December 5, 2012. On March 19, 2013, the government announced that it would not seek review by the U.S. Supreme Court.

•

Electronic cigarettes are generally less regulated than cigarettes. However, the FDA indicated that it intends to regulate electronic cigarettes under the FSPTCA through the issuance of deeming regulations that would include electronic cigarettes under the definition of a “tobacco product” under the FSPTCA subject to the FDA’s jurisdiction. As of April 22, 2013, the FDA had not taken such action. We cannot predict the scope of such regulations or the impact they may have on our electronic cigarette business, though if enacted, they could have a material adverse effect on our electronic cigarette business in the future.

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

•

Substantial federal, state and local excise taxes are reflected in the retail price of cigarettes. For the three months ended March 31, 2013, the federal excise tax was $1.0066 per pack and combined state and local excise taxes ranged from $0.17 to $5.85 per pack. For the three months ended March 31, 2013, there were no state excise tax increases implemented, however, there was a tax increase in Cook County, Illinois of $1.00 per pack. On June 21, 2010, New York state legislature approved a $1.60 per pack state excise tax increase that was implemented on July 1, 2010. The federal excise tax on cigarettes increased by $0.6166 per pack to $1.0066 per pack, effective April 1, 2009, to finance health insurance for children. It is likely that increases in excise and similar taxes have had an adverse impact on sales of cigarettes and that the most recent increase and future increases, the extent of which cannot be predicted, could result in further volume declines for the cigarette industry, including us, and an increased sales shift toward deep discount cigarettes rather than premium brands. In addition, we and other cigarette manufacturers and importers are required to pay an assessment under a federal law designed to fund payments to tobacco quota holders and growers and are required to pay an annual user fee to the FDA.

•

The domestic market for cigarettes is highly competitive. Competition is primarily based on a brand’s taste; quality; price, including the level of discounting and other promotional activities which have become more intense in 2012 and have continued in 2013; positioning; consumer loyalty; and retail display. Our principal competitors are the two other major U.S. cigarette manufacturers, Philip Morris USA and RJR Tobacco. We also compete with numerous other smaller manufacturers and importers of cigarettes, including deep discount cigarette manufacturers. We believe our ability to compete even more effectively has been restrained in some marketing areas as a result of retail merchandising contracts offered by Philip Morris USA and RJR Tobacco which limit the retail shelf space available to our brands. As a result, in some retail locations we are limited in competitively supporting our promotional programs, which may constrain sales.

The following table presents selected Lorillard and industry cigarette shipment data for the three months ended March 31, 2013 and 2012.

Selected Industry Data

	Three Months Ended March 31,
(Volume in billions)	2013	2012
Lorillard total domestic unit volume (1), (3)	9.044	9.287
Industry total domestic unit volume (1), (3)	62.735	66.847

Lorillard’s premium volume as a percentage of its total volume (2)	85.9%	85.1%
Newport’s share of Lorillard’s total volume (2)	85.0%	84.2%
Newport’s share of Lorillard’s Cigarettes Segment net sales (2)	88.2%	87.9%

(1)	Source: Management Science Associates, Inc. (“MSAI”), an independent third-party database management organization that collects wholesale shipment data from various cigarette manufacturers. MSAI divides the cigarette market into two price segments, the premium price segment and the discount or reduced price segment. MSAI’s information relating to unit sales volume of certain of the smaller, primarily deep discount, cigarette manufacturers is based on estimates derived by MSAI. Management believes that volume information for deep discount manufacturers may be understated.
(2)	Source: Lorillard shipment reports.
(3)	Domestic unit volume includes cigarette units sold as well as promotional cigarette units and excludes volumes for Puerto Rico and U.S. Possessions.

The following table presents selected Lorillard and industry retail cigarette market share data for the three months ended March 31, 2013 and 2012, based on Lorillard’s proprietary retail shipment data, “EXCEL”, which reflects shipments from wholesalers to retailers.

Selected Domestic Retail Cigarette Market Share Data(1)

	Three Months Ended March 31,
	2013		2012
Lorillard’s share of the retail market	14.9%		14.5%
Lorillard’s share of the premium market	17.4%		16.9%
Lorillard’s share of the menthol market (2)	40.8%		40.0%

Newport’s share of the retail market	12.7%		12.2%
Newport’s share of the premium market Newport’s share of the menthol market (2)	17.2 37.6	% %	16.7 36.8	% %
Total menthol segment market share for the industry (2)	31.3%		31.1%
Total discount segment market share for the industry	26.6%		26.7%

(1)	Source: Lorillard’s proprietary retail shipment data, EXCEL, which reflect shipments from wholesalers to retailers.
(2)	Lorillard has made certain adjustments to its proprietary retail shipment data to reflect management’s judgment as to which brands are included in the menthol segment.

The market for electronic cigarettes is evolving at a very fast pace and is very fragmented, with many smaller companies competing with similar product offerings. In the competition for retail presence, blu eCigs has differentiated itself from the competition with unique technology, impactful displays and point of sale materials. As a result of these efforts, blu eCigs are now sold in more than 80,000 retail outlets. According to our proprietary EXCEL database which now includes electronic cigarettes, blu eCigs domestic retail market share of the electronic cigarettes market for the first quarter was over 40%. The method of distribution for many competing companies is predominately over the internet, with only a small number of competitors currently having a significant presence at retail.

Results of Operations

Three Months Ended March 31, 2013 Compared to the Three Months Ended March 31, 2012

Lorillard Consolidated Results

	Three Months Ended March 31,
	2013	2012
	(In millions)
Net sales (including excise taxes of $455 and $467)	$1,577	$1,526
Cost of sales (including excise taxes of $455 and $467)	864	1,003

Gross profit	713	523
Selling, general and administrative	152	131

Operating income	561	392
Investment income	1	1
Interest expense	(41)	(39)

Income before income taxes	521	354
Income taxes	193	131

Net income	$328	$223

Cigarettes Segment Results

	Three Months Ended March 31,
	2013	2012
	(In millions)
Net sales (including excise taxes of $455 and $467)	$1,520	$1,526
Cost of sales (including excise taxes of $455 and $467)	828	1,003

Gross profit	692	523
Selling, general and administrative	138	131

Operating income	$554	$392

Net sales. Cigarette net sales decreased by $6 million, or 0.4%, from $1.526 billion for the three months ended March 31, 2012 to $1.520 billion for the three months ended March 31, 2013. Cigarette net sales decreased due to lower cigarette unit sales volume ($37 million, including $12 million of federal excise tax), partially offset by higher average net cigarette selling prices of $31 million which reflects price increases in June and December 2012.

Total Lorillard wholesale cigarette unit volume, which includes Puerto Rico and U.S. Possessions, decreased 2.3% for the first quarter of 2013 compared to the corresponding period of 2012. Domestic wholesale cigarette unit volume, which excludes Puerto Rico and U.S. Possessions, decreased 2.6% for the first quarter of 2013 compared to the corresponding period of 2012. During the quarter, changes in wholesale inventory levels, changes in wholesale purchasing patterns arising from varying holiday schedules and calendars and the negative impact of one fewer shipping day in the first quarter of 2013 largely offset and are estimated to have had a minimal impact on the Company’s domestic wholesale shipment comparisons. Total cigarette industry domestic wholesale shipments decreased an estimated 6.2% for the first quarter of 2013 compared to the first quarter of 2012.

Total wholesale unit volume for Newport, the Company’s flagship brand, decreased 1.3% for the first quarter of 2013 compared to the corresponding period of 2012. Domestic wholesale cigarette unit volume for Newport, which excludes Puerto Rico and U.S. Possessions, decreased 1.6% for the first quarter of 2013 compared to the corresponding period of 2012. Domestic wholesale shipments for Maverick, the Company’s leading discount brand, decreased 6.5% for the first quarter of 2013 compared to the first quarter of 2012.

Based on Lorillard’s proprietary retail shipment data (“EXCEL”), which measures shipments from wholesale to retail and is unaffected by wholesale inventory changes, Lorillard’s domestic retail market share once again posted solid gains in the first quarter of 2013, increasing 0.4 share points to 14.9%. Newport’s domestic retail market share reached 12.7% for the first quarter of 2013, an increase of 0.5 share points compared to the first quarter of 2012. Lorillard’s domestic retail share of the menthol market reached 40.8% for the first quarter of 2013, an increase of 0.8 share points compared to the first quarter of 2012. Gains in market share were largely attributable to unit volume outperformance of Newport Menthol in response to increased promotions in our core markets, and geographic promotional expansion of Newport Menthol, and were achieved despite the heightened level of competitive menthol activity that continued during the quarter.

Cost of sales. Cost of sales decreased by $175 million, or 17.4%, from $1.003 billion for the three months ended March 31, 2012 to $828 million for the three months ended March 31, 2013. Cost of sales reflects lower expenses related to the State Settlement Agreements, lower unit sales volume and a decrease in the Federal Assessment for Tobacco Growers, partially offset by higher cigarette raw material input costs (primarily tobacco and other direct costs) and higher Food and Drug Administration fees. We recorded pre-tax charges for our obligations under the State Settlement Agreements of $176 million and $337 million for the three months ended March 31, 2013 and 2012, respectively, a decrease of $161 million. The $161 million decrease is due to the favorable impact of $164 million on Lorillard’s tobacco settlement expense in the first quarter of 2013 of the reduction in Lorillard’s April 15, 2013 MSA payment as a result of the settlement to resolve certain MSA payment adjustment disputes approved by the arbitration panel in March 2013, lower unit sales volume and other adjustments of $18 million (including $7 million resulting from a competitor’s adjustments in the first quarter of 2012 to certain historical components of the calculation of the industry Volume Adjustment Offset under the State Settlement Agreements), offset partially by a $21 million unfavorable impact of the industry Volume Adjustment Offset under the State Settlement Agreements associated with the settlement to resolve certain MSA payment adjustment disputes above and the inflation adjustment.

Selling, general and administrative. Selling, general and administrative costs increased $7 million to $138 million in the three months ended March 31, 2013 compared to the three months ended March 31, 2012, primarily due to estimated costs to comply with or otherwise resolve the U.S. Government Case judgment, offset partially by lower legal defense costs related to the Engle Progeny litigation.

Electronic Cigarettes Segment Results*

Three Months Ended March 31, 2013
(In millions)
Net sales	$57
Cost of sales	36

Gross profit	21
Selling, general and administrative	14

Operating income	$7

*	Comparative results for the three months ended March 31, 2012 not provided above as Lorillard purchased blu eCigs on April 24, 2012.

Net sales. Net sales for the Electronic Cigarettes segment contributed $57 million to Lorillard’s total net sales for the three months ended March 31, 2013. Strong sales of blu eCigs resulted from consumer marketing, expanded retail distribution as the brand is now carried in more than 80,000 retail outlets and strong repeat purchases.

According to Lorillard’s proprietary EXCEL database which now includes electronic cigarettes, blu eCigs domestic retail market share of the electronic cigarettes market for the first quarter was over 40%.

Cost sales. Cost of sales for the Electronic Cigarettes segment was $36 million for the three months ended March 31, 2013.

Gross profit. Gross profit was $21 million, or 36.8% of net sales, for the three months ended March 31, 2013.

Selling, general and administrative. Selling, general and administrative costs were $14 million for the three months ended March 31, 2013 and include marketing and administrative costs associated with the blu eCigs’ national retail roll-out.

Operating income. Operating income for the Electronic Cigarettes segment totaled $7 million for the three months ended March 31, 2013.

Lorillard Consolidated Results

Interest expense. Interest expense increased $2 million for the three months ended March 31, 2013 compared to the three months ended March 31, 2012, and reflects interest on the Senior Notes issued in the third quarter of 2012.

Income taxes. Income taxes increased $62 million or 47.3% from $131 million for the three months ended March 31, 2012 to $193 million for the three months ended March 31, 2013. The change mainly reflects an increase in income before income taxes of $167 million, or 47.2%.

Liquidity and Capital Resources

Our cash and cash equivalents of $2.057 billion at March 31, 2013 were invested in prime money market funds.

Cash Flows

Cash flow from operating activities. The principal source of liquidity for our business and operating needs is internally generated funds from our operations. We generated net cash flow from operations of $699 million for the three months ended March 31, 2013 compared to $690 million for the three months ended March 31, 2012. The increased cash flow in 2013 primarily reflects higher net income and a higher increase in income taxes payable, partially offset by a lower increase in accrued tobacco settlement costs.

Cash flow from investing activities. Our cash flows from investing activities used cash of $7 million for the three months ended March 31, 2013 compared to $16 million for the three months ended March 31, 2012. The decrease in cash used for investing activities in 2013 is due to decreased purchases of equipment. Our capital expenditures for the year ending December 31, 2013 are forecast to be between $65 million and $75 million.

Cash flow from financing activities. Our cash flow from operations has exceeded our working capital and capital expenditure requirements during the three months ended March 31, 2013. We paid cash dividends to our shareholders of $209 million on March 11, 2013 and $202 million on March 9, 2012. During the three months ended March 31, 2013 and 2012, we repurchased shares totaling $149 million and $188 million, respectively.

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

Lorillard Tobacco is the principal, 100% owned operating subsidiary of Lorillard, Inc., and the $750 million aggregate principal amount of 8.125% senior notes issued in June 2009 and due 2019 (the “2019 Notes”), 2016 Notes, 2017 Notes, 2020 Notes, 2040 Notes and 2041 Notes (together, the “Notes”) are unconditionally guaranteed on a senior unsecured basis by Lorillard, Inc.

The interest rate payable on the 2019 Notes is subject to incremental increases from 0.25% to 2.00% in the event either Moody’s Investors Services, Inc. (“Moody’s”), Standard & Poor’s Ratings Services (“S&P”) or both Moody’s and S&P downgrade the 2019 Notes below investment grade (Baa3 and BBB- for Moody’s and S&P, respectively). As of March 31, 2013, our debt ratings were Baa2 and BBB- with Moody’s and S&P, respectively, both of which are investment grade.

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

As of January 30, 2013, the Company completed its $500 million share repurchase program that was announced in August 2012 by repurchasing 2.8 million shares at a cost of $109 million. In March 2013, Lorillard, Inc. announced that the Board of Directors had approved a new share repurchase program authorizing the Company to repurchase in the aggregate up to $500 million of its outstanding common stock. Purchases by the Company under this program are made from time to time at prevailing market prices in open market purchases, privately negotiated transactions, block purchases or otherwise, as determined by the Company’s management. The purchases are funded from existing cash balances, including proceeds from the issuance of the Notes. These programs do not obligate the Company to acquire any particular amount of its common stock. The timing, frequency and amount of repurchase activity will depend on a variety of factors such as levels of cash generation from operations, cash requirements for investment in the Company’s business, current stock price, market conditions and other factors.

During the first quarter of 2013, the Company repurchased approximately 1 million shares at a cost of $40 million under the $500 million share repurchase program announced in March 2013. As of March 31, 2013, the maximum dollar value of shares that could yet be purchased under the $500 million share repurchase program was $460 million.

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

In April 2013, we paid $900 million under the State Settlement Agreements, primarily based on 2012 volume. The payment included the $164 million favorable impact of the reduction in Lorillard’s April 15, 2013 MSA payment as a result of the settlement to resolve certain MSA payment adjustment disputes approved by the arbitration panel in March 2013 discussed below. The payment included $115 million deposited in an interest-bearing escrow account in accordance with procedures established in the MSA pending resolution of a claim by us and the other Original Participating Manufacturers that they are entitled to reduce their MSA payments based on a loss of market share to non-participating manufacturers. Most of the states that are parties to the MSA are disputing the availability of the reduction and we believe that this dispute will ultimately be resolved by judicial and arbitration proceedings. Our $115 million deposit in escrow is based upon the Original Participating Manufacturers collective loss of market share in 2010 that resulted in a reduction of $115 million, partially offset by an unfavorable adjustment for year 2008 of $1 million. In April of 2012, 2011, 2010, 2009, 2008, 2007 and 2006, we had previously de-

posited $98 million, $104 million, $83 million, $73 million, $72 million, $111 million and $109 million, respectively, in the same escrow account discussed above, which was based on a loss of market share in 2009, 2008, 2007, 2006, 2005, 2004 and 2003 to non-participating manufacturers. In February 2009, we directed the release of $72 million from this account to the MSA states. This amount related to the loss of market share in 2005 and this release was pursuant to an Agreement Concerning Arbitration that we and the other Participating Manufacturers entered into with certain MSA states. We and the other Original Participating Manufacturers have the right to claim additional reductions of MSA payments in subsequent years under provisions of the MSA. In addition to the payments made in the three months ended March 31, 2013, we anticipate the additional amount payable in 2013 will be approximately $225 million to $275 million, primarily based on 2013 estimated volume.

On December 17, 2012, the Participating Manufacturers, including Lorillard Tobacco, agreed to settle with 17 states and the District of Columbia and Puerto Rico disputes under the MSA involving payment adjustments relating to nonparticipating manufacturers. One additional state joined the settlement on April 12, 2013. The settlement had been under consideration by the arbitration panel presiding over the pending arbitration relating to the disputes. On March 12, 2013, the arbitration panel issued a Stipulated Partial Settlement and Award, which directs the Internal Auditor under the MSA to implement the settlement provisions involved, thereby allowing the settlement to proceed.

The settlement resolves the claims for the years 2003 through 2012 and puts in place a new method for calculating this adjustment beginning in 2013. Under the terms of the settlement, Lorillard and other manufacturers will receive credits against their future MSA payments over the next five years, and the signatory states will be entitled to receive their allocable share of the amounts currently being held in escrow resulting from these disputes. Lorillard currently expects to receive credits over the next five years of at least $205 million on its outstanding claims, with $164 million occurring in April 2013 and the remainder over the following four years. The estimate is subject to change depending upon a number of factors included in the calculation of the credit.

Based on the terms of the settlement, during the first quarter of 2013 Lorillard Tobacco recorded a reduction in its State Settlements liability and expense of $164 million and reduced its April 15, 2013 MSA Annual Payment by the same amount. The reduction was partially offset by an increase of $21 million in the State Settlements liability and expense related to the industry Volume Adjustment Offset associated with the increase in the industry aggregate operating income.

The arbitration proceeding will continue as to those states that have not settled. As of April 15, 2013, eight states that have not joined the settlement have taken action in state court to prevent the settlement from proceeding or to seek other relief related to the settlement. Two of the states also unsuccessfully sought to preliminary enjoin the implementation of the award. There is no assurance that such attempts will be resolved favorably to the Company.

Contractual Cash Payment Obligations

The following chart presents our contractual cash payment obligations of Lorillard as of March 31, 2013:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In millions)
Senior notes	$3,000	$—	$—	$1,000	$2,000
Interest payments related to notes	1,897	179	515	317	886
Leaf Tobacco purchase obligations	203	203	—	—	—
Contractual purchase obligations	94	94	—	—	—
Operating lease obligations	4	2	2	—	—

Total	$5,198	$478	$517	$1,317	$2,886

As of March 31, 2013, we do not believe that we will make any payments in the next twelve months related to gross unrecognized tax benefits. We cannot make a reasonably reliable estimate of the amount of liabilities for unrecognized tax benefits that may result in cash settlements for periods beyond twelve months.

As previously discussed, we have entered into the State Settlement Agreements, which impose a stream of future payment obligations on us and the other major U.S. cigarette manufacturers. Our portion of ongoing adjusted settlement payments, including fees to settling plaintiffs’ attorneys, is based on a number of factors which are described above. Our cash payments under the State Settlement Agreements in 2012 amounted to $1.348 billion and we estimate our cash payments in 2013 under the State Settlement Agreements will be between $1.2 billion and $1.3 billion, primarily based on 2012 industry volume. Payment obligations are not incurred until the related sales occur and therefore are not reflected in the above table. The 2013 estimated cash payments include the $164 million favorable impact of the reduction in Lorillard’s April 15, 2013 MSA payment as a result of the settlement to resolve certain MSA payment adjustment disputes approved by the arbitration panel in March 2013.

Off-Balance Sheet Arrangements

None.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Market Risk

We invest in financial instruments that involve market risk. Our measure of market risk exposure represents an estimate of the change in fair value of our financial instruments. Market risk exposure is presented below for each class of financial instrument we held at March 31, 2013, assuming immediate adverse market movements of the magnitude described. We believe that the rate of adverse market movement represents a measure of exposure to loss under hypothetically assumed adverse conditions. The estimated market risk exposure represents the hypothetical loss to future earnings and does not represent the maximum possible loss nor any expected actual loss, even under adverse conditions, because actual adverse fluctuations would likely differ. In addition, since our investment portfolio is subject to change based on its portfolio management strategy as well as in response to changes in the market, these estimates are not necessarily indicative of the actual results which may occur. The market risk exposure represents the potential loss in carrying value and pretax impact to future earnings caused by the hypothetical change in price.

Exposure to market risk is managed and monitored by senior management. Senior management approves our overall investment strategy and has the responsibility to ensure that the investment positions are consistent with that strategy with an acceptable level of risk.

Interest rate risk. Our investments, which are included in cash and cash equivalents, consist of money market funds with major financial institutions. Those investments are exposed to fluctuations in interest rates. A sensitivity analysis, based on a hypothetical 1% increase or decrease in interest rates on our average 2013 investments, would cause an increase or decrease in pretax income of approximately $5 million for the three months ended March 31, 2013.

Our debt is denominated in US Dollars and has been issued at a fixed rate. In September 2009, we entered into interest rate swap agreements for a total notional amount of $750 million to hedge changes in fair value of the Notes due to changes in the designated benchmark interest rate. Changes in the fair value of the derivative are recorded in earnings along with offsetting adjustments to the carrying amount of the hedged debt. A sensitivity analysis, based on a hypothetical 1% change in LIBOR, would cause an increase or decrease in pretax income of approximately $2 million for the three months ended March 31, 2013.

Liquidity risk. We may be forced to cash settle all or a portion of our derivative contracts before the expiration date if our debt rating is downgraded below Ba2 by Moody’s or BB by S&P. This could have a negative impact on our cash position. Early cash settlement would result in the timing of our hedge settlement not being matched to the cash settlement of the debt. As of March 31, 2013, our debt ratings were Baa2 and BBB- with Moody’s and S&P, respectively, both of which are above the ratings at which settlement of our derivative contracts would be required. See Note 13, “Derivative Instruments,” to the Consolidated Condensed Financial Statements for additional information on derivatives.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Information about legal proceedings is set forth in Note 20, “Legal Proceedings,” in the Notes to Consolidated Condensed Financial Statements included in “Item 1. Financial Statements” of this Form 10-Q. Such information is incorporated by reference as if fully set forth herein.

Item 1A. Risk Factors

With the exception of the following, there have been no other material changes in our risk factors from those disclosed in Part I, Item 1A of our Form 10-K:

As of April 22, 2013, Lorillard Tobacco is a defendant in approximately 7,170 tobacco-related lawsuits, including approximately 660 cases in which Lorillard, Inc. is a co-defendant. Lorillard, Inc. is a defendant in one case in which Lorillard Tobacco is not a defendant. These cases, which are extremely costly to defend, could result in substantial judgments against Lorillard Tobacco and/or Lorillard, Inc.

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

The 2006 ruling by the Florida Supreme Court in Engle also permitted members of the Engle class to file individual claims, including claims for punitive damages. The Florida Supreme Court held that these individual plaintiffs are entitled to rely on a number of the jury’s findings in favor of the plaintiffs in the first phase of the Engle trial. These findings included that smoking cigarettes causes a number of diseases; that cigarettes are addictive or dependence-producing; and that the defendants, including Lorillard Tobacco and Lorillard, Inc., were negligent, breached express and implied warranties, placed cigarettes on the market that were defective and unreasonably dangerous, and concealed or conspired to conceal the risks of smoking. Lorillard Tobacco is a defendant in approximately 4,531 cases pending in various state and federal courts in Florida that were filed by members of the Engle class (the “Engle Progeny Cases”), including 660 cases in which Lorillard, Inc. is a co-defendant.

As of April 22, 2013, trial was underway in three Engle Progeny Cases in which Lorillard Tobacco is a defendant: LaMotte v. R.J. Reynolds Tobacco Company, et al. (Circuit Court, First Judicial Circuit, Escambia County, Florida), Cohen v. RJ Reynolds Tobacco Company, et al. (Circuit Court, Fifteenth Judicial Circuit, Palm Beach County, Florida) and Ruffo v. RJ Reynolds Tobacco Company, et al. (Circuit Court, Eleventh Judicial Circuit, Miami-Dade County, Florida). Lorillard, Inc. is not a defendant in either of these cases. As of April 22, 2013, Lorillard Tobacco and Lorillard, Inc. are defendants in Engle Progeny Cases that have been placed on courts’ 2013 trial calendars or in which specific trial dates have been set. Trial schedules are subject to change and it is not possible to predict how many of the Engle Progeny Cases pending against Lorillard Tobacco or Lorillard, Inc. will be tried in 2013. It also is not possible to predict whether some courts will implement procedures that consolidate multiple Engle Progeny Cases for trial.

Trials of some of the Engle Progeny Cases have resulted in verdicts that have awarded damages from cigarette manufacturers, including us.

As of April 22, 2013, plaintiffs in nine Engle Progeny Cases were awarded compensatory damages from Lorillard Tobacco. In three of the nine cases, plaintiffs were awarded punitive damages from Lorillard Tobacco. In one of the cases, the court awarded damages to the plaintiff from the defendants, including Lorillard Tobacco, following trial. Lorillard, Inc. was not a defendant in any of these nine cases at the time of trial. The nine cases are listed below in the order in which the verdicts were returned:

•

In Mrozek v. Lorillard Tobacco Company (Circuit Court, Fourth Judicial Circuit, Duval County, Florida), the jury awarded plaintiffs a total of $6 million in compensatory damages and $11.3 million in punitive damages. The jury apportioned 35% of the fault for the smoker’s injuries to the smoker and 65% to Lorillard Tobacco. The final judgment entered by the trial court reflected the jury’s verdict and awarded plaintiff $3,900,588 in compensatory damages and $11,300,000 in punitive damages plus 6% annual interest. A motion filed by Lorillard Tobacco to disqualify the trial judge based on comments he made in another Engle Progeny trial was denied in July 2012 and a petition filed by Lorillard Tobacco requesting that the Florida First District Court of Appeal review that decision was denied in January 2013. In December 2012, the Florida First District Court of Appeal affirmed the final judgment awarding compensatory and punitive damages and Lorillard Tobacco’s motion for rehearing of the appellate court opinion was denied in February 2013. In March 2013, Lorillard filed a notice with the Florida Supreme Court seeking review of the appellate court decision. As of April 22, 2013, the Florida Supreme Court had not announced whether it would grant review, but has requested that Lorillard Tobacco show cause why the Florida Supreme Court’s decision in Douglas, which addressed the application of the Engle Phase I findings, is not controlling in this case. The appellate court provisionally granted plaintiff’s motion for appellate attorneys’ fees, ruling that the trial court is authorized to award appellate fees if the trial court determines entitlement to attorneys’ fees. As of April 22, 2013, the trial court had not ruled on plaintiff’s motion for costs and attorneys’ fees.

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

•

In Jewett v. R.J. Reynolds Tobacco Co., et al. (Circuit Court, Duval County, Florida), the jury awarded the estate of the decedent $692,981 in compensatory damages and awarded the plaintiff $400,000 for loss of companionship. The jury assessed 70% of the responsibility for the decedent’s injuries to the decedent, 20% to R.J. Reynolds and 10% to Lorillard Tobacco. The jury determined that no punitive damages were warranted. The final judgment entered by the trial court reflected the jury’s verdict and awarded plaintiff a total of $109,298 from Lorillard Tobacco plus 6% annual interest. In June 2012, an agreement was reached between the parties as to the amount of costs and attorneys’ fees incurred and plaintiff’s motion for costs and attorneys’ fees was withdrawn. In November 2012, the Florida First District Court of Appeal reversed the judgment awarding compensatory damages and ordered the case returned to the trial court for a new trial. In January 2013, the appellate court denied a motion filed by the plaintiff for rehearing of the decision reversing the judgment. Both the plaintiff and defendants have filed notices with the Florida Supreme Court seeking review of the appellate court decision. As of April 22, 2013, the Florida Supreme Court had not announced whether it would grant review of this case.

•

In Weingart v. R.J. Reynolds Tobacco Company, et al. (Circuit Court, Palm Beach County, Florida), the jury determined that the decedent did not sustain any compensatory damages from the defendants, including Lorillard Tobacco, and it returned a verdict for the defendants that punitive damages were not warranted. The jury assessed 91% of the fault for the decedent’s injuries to the decedent, 3% to Lorillard Tobacco and 3% to each of the other two defendants. Following trial, the court granted in part a motion by the plaintiff to award damages, and it tentatively awarded plaintiff $150,000 in compensatory damages. The court entered a final judgment that applied the jury’s comparative fault determinations to the court’s award of compensatory damages. The final judgment awarded plaintiff $4,500 from Lorillard Tobacco. Defendants noticed an appeal to the Florida Fourth District Court of Appeal from the order that awarded compensatory damages to the plaintiff and amended their notice of appeal to address the final judgment. On February 13, 2013, the Florida Fourth District Court of Appeal affirmed the final judgment awarding compensatory damages. Defendants have filed a notice with the Florida Supreme Court seeking review of this decision. As of April 22, 2013, the Florida Supreme Court had not announced whether it would grant review of this case. In March 2012, the court entered a judgment against the defendants for costs with Lorillard Tobacco’s share amounting to $43,081 plus 4.75% annual interest. Defendants have noticed an appeal from this cost judgment.

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

•

In Alexander v. Lorillard Tobacco Company, et al. (Circuit Court, Eleventh Judicial Circuit, Miami-Dade County, Florida) the jury awarded plaintiff $20,000,000 in compensatory damages and $25,000,000 in punitive damages. Lorillard Tobacco is the only defendant in this case. The jury ap-

portioned 20% of the fault for the smoker’s injuries to the smoker and 80% to Lorillard Tobacco. In March 2012, the court entered a final judgment that applied the jury’s comparative fault determination to the court’s award of compensatory damages, awarding the plaintiff $16,000,000 in compensatory damages and $25,000,000 in punitive damages from Lorillard Tobacco. In May 2012, the court granted a motion by Lorillard Tobacco to lower the amount of compensatory damages and reduced the amount awarded to $10,000,000 from Lorillard Tobacco. Other post-trial motions challenging the verdict were denied. The court entered an amended final judgment that applied the jury’s comparative fault determination to the court’s award of compensatory damages, awarding the plaintiff $8,000,000 in compensatory damages and $25,000,000 in punitive damages, plus the statutory rate of interest. Lorillard Tobacco has noticed an appeal from the amended final judgment to the Florida Third District Court of Appeal. Plaintiff filed a motion for attorneys’ fees and costs. In September 2012, an agreement was reached between the parties as to the amount of costs and attorneys’ fees incurred, should the judgment be upheld on appeal.

•

In Calloway v. R.J. Reynolds Tobacco Company, et al. (Circuit Court, Seventeenth Judicial Circuit, Broward County, Florida), the jury awarded plaintiff and a daughter of the decedent a total of $20,500,000 in compensatory damages. The jury apportioned 20.5% of the fault for the smoker’s injuries to the smoker, 27% to R.J. Reynolds, 25% to Philip Morris, 18% to Lorillard Tobacco, and 9.5% to Liggett. The jury awarded $12,600,000 in punitive damages from Lorillard Tobacco and $42,250,000 from the other defendants, for a total punitive damages award of $54,850,000. In August 2012, the court granted a post-trial motion by the defendants and lowered the compensatory damages award to $16,100,000. The court also ruled that the jury’s finding on the plaintiff’s percentage of comparative fault would not be applied to reduce the compensatory damage award because the jury found in favor of the plaintiff on her claims alleging intentional conduct. In August 2012, the court entered final judgment against defendants in the amount of $16,100,000 in compensatory damages and $54,850,000 in punitive damages, plus the statutory rate of interest, which is currently 4.75%. Lorillard Tobacco is liable for $12,600,000 of the total punitive damages award. The final judgment also granted plaintiff’s application for costs and attorneys’ fees, but as of April 22, 2013, the trial court had not awarded an amount. Defendants have noticed an appeal from the final judgment to the Florida Fourth District Court of Appeal.

•

In Evers v. R.J. Reynolds Tobacco Company, et al. (Circuit Court, Thirteenth Judicial Circuit, Hillsborough County, Florida), the jury awarded plaintiff and the estate of the decedent a total of $3,230,000 in compensatory damages. The jury apportioned 31% of the fault for the smoker’s injuries to the smoker, 60% to R.J. Reynolds and 9% to Lorillard Tobacco. The jury found that punitive damages against Lorillard Tobacco were not warranted and awarded $12,362,042 in punitive damages from R.J. Reynolds Tobacco Company. The Court granted a post-trial motion by the defendants for a directed verdict on punitive damages and, as a result, the jury’s punitive damages award was set aside. The Court denied a motion filed by the plaintiff to reconsider the directed verdict. At a post-trial hearing, the plaintiff waived entitlement to the jury’s loss of services award which amounted to $280,000 of the total compensatory damages award. As of April 22, 2013, the Court had not entered final judgment.

As of April 22, 2013, verdicts have been returned in 77 Engle Progeny Cases in which neither Lorillard Tobacco nor Lorillard, Inc. were defendants since the Florida Supreme Court issued its 2006 ruling. Juries awarded compensatory damages and punitive damages in 26 of these trials. The punitive damages awards have totaled approximately $675 million and have ranged from $20,000 to $244 million. In 23 of the trials, juries awarded only compensatory damages. In the 28 other trials, juries found in favor of the defendants. In some of the trials decided in the defendants’ favor, plaintiffs have filed motions challenging the verdicts. It is not possible to predict the final outcome of this litigation.

Various intermediate state and federal Florida appellate courts have issued rulings that address the scope of the preclusive effect of the findings from the first phase of the Engle trial, including whether those findings relieve plaintiffs from the burden of proving certain legal elements of their claims. The Florida Supreme Court granted review in the Douglas case, in which a verdict awarding damages to the plaintiff was affirmed by an intermediate state Florida appellate court, to address the issue of whether a tobacco manufacturer’s due process rights are violated by reliance upon the Engle Phase I findings. On March 14, 2013, the Florida Supreme Court ruled that application of the Engle Phase I findings to establish certain elements of plaintiffs’ claims is not a violation of the Engle defendants’ due process rights. In order to prevail on either strict liability or negligence claims, the Court found that plaintiffs must establish (i) membership in the Engle class; (ii) that addiction to smoking the Engle defendants’ cigarettes containing nicotine was a legal cause of the injuries alleged and (iii) damages. A deadline for defendants to file a petition for review of the Florida Supreme Court’s decision in Douglas with the United States Supreme Court is pending. The due process issue is also currently on appeal in the United States Court of Appeals for the Eleventh Circuit in the Duke and Walker cases. These appeals were consolidated and further activity was suspended pending the Florida Supreme Court’s decision on Douglas. As of April 22, 2013, the United States Court of Appeals for the Eleventh Circuit had not issued a ruling on these cases.

In connection with the Engle Progeny Cases, Lorillard and various other tobacco manufacturing defendants face various legal issues that could materially affect the outcome of the Engle cases. These legal issues include, but are not limited to, the application of the statute of limitations and statute of repose, the ability of an Engle plaintiff to pursue a claim against defendants that did not manufacture or market the cigarettes plaintiff smoked, the constitutionality of a cap on the amount of a bond necessary to obtain an automatic stay of a post-trial judgment, whether a plaintiff’s representative may continue an existing lawsuit or file a new lawsuit after that the original plaintiff has died and whether Engle class members may pursue an award of punitive damages based on claims of negligence or strict liability. Various intermediate Florida appellate courts and Florida Federal Courts have issued rulings on these issues.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Lorillard, Inc., incorporated herein by reference to Exhibit 3.1 to our Current Report on Form 8-K (File No. 1-34097) filed on June 12, 2008

3.2	Amended and Restated Bylaws of Lorillard, Inc., as of July 28, 2011, incorporated herein by reference to Exhibit 3.2 to our Current Report on Form 8-K filed (File No. 1-34097) on July 29, 2011

3.3	Certificate of Amendment of Certificate of Incorporation of Lorillard Tobacco Company and Certificate of Incorporation of Lorillard Tobacco Company, incorporated herein by reference to Exhibit 3.3 to Lorillard, Inc.’s Registration Statement on Form S-3 (File No. 333-159902) filed on June 11, 2009

3.4	Bylaws of Lorillard Tobacco Company, incorporated herein by reference to Exhibit 3.4 to Lorillard, Inc.’s Registration Statement on Form S-3 (File No. 333-159902) filed on June 11, 2009

4.1	Specimen certificate for shares of common stock of Lorillard, Inc., incorporated herein by reference to Exhibit 4.1 to our Amended Registration Statement on Form S-4 (File No. 333-149051) filed on May 9, 2008

4.2	Indenture, dated June 23, 2009, among Lorillard Tobacco Company, Lorillard, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee, incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K (File No. 1-34097) filed on June 23, 2009

4.3	First Supplemental Indenture, dated June 23, 2009, among Lorillard Tobacco Company, Lorillard, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee, incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K (File No. 1-34097) filed on June 23, 2009

4.4	Second Supplemental Indenture, dated April 12, 2010, among Lorillard Tobacco Company, Lorillard, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee, incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K (File No. 1-34097) filed on April 12, 2010

4.5	Third Supplemental Indenture, dated August 4, 2011, among Lorillard Tobacco Company, Lorillard, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee, incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K (File No. 1-34097) filed on August 4, 2011

4.6	Fourth Supplemental Indenture, dated August 21, 2012, among Lorillard Tobacco Company, Lorillard, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee, incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K (File No. 1-34097) filed on August 21, 2012

4.7	Form of 8.125% Senior Note due 2019 of Lorillard Tobacco Company, incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K (File No. 1-34097) filed on June 23, 2009

4.8	Form of 6.875% Senior Note due 2020 of Lorillard Tobacco Company, incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K (File No. 1-34097) filed on April 12, 2010

4.9	Form of 8.125% Senior Note due 2040 of Lorillard Tobacco Company, incorporated by reference to Exhibit 4.4 to our Current Report on Form 8-K (File No. 1-34097) filed on April 12, 2010

4.10	Form of 3.500% Senior Note due 2016 of Lorillard Tobacco Company, incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K (File No. 1-34097) filed on August 4, 2011

4.11	Form of 7.000% Senior Note due 2041 of Lorillard Tobacco Company, incorporated by reference to Exhibit 4.4 to our Current Report on Form 8-K (File No. 1-34097) filed on August 4, 2011

4.12	Form of 2.300% Senior Note due 2017 of Lorillard Tobacco Company, incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K (File No. 1-34097) filed on August 21, 2012

4.13	Form of Guarantee Agreement of Lorillard, Inc. for the 8.125% Senior Notes due 2019 of Lorillard Tobacco Company, incorporated by reference to Exhibit 4.4 to Lorillard, Inc.’s Current Report on Form 8-K filed on June 23, 2009

4.14	Form of Guarantee Agreement of Lorillard, Inc. for the 6.875% Senior Notes due 2020 of Lorillard Tobacco Company, incorporated by reference to Exhibit 4.5 to our Current Report on Form 8-K (File No. 1-34097) filed on April 12, 2010

4.15	Form of Guarantee Agreement of Lorillard, Inc. for the 8.125% Senior Notes due 2040 of Lorillard Tobacco Company, incorporated by reference to Exhibit 4.6 to our Current Report on Form 8-K (File No. 1-34097) filed on April 12, 2010

4.16	Form of Guarantee Agreement of Lorillard, Inc. for the 3.500% Senior Notes due 2016 of Lorillard Tobacco Company, incorporated by reference to Exhibit 4.5 to our Current Report on Form 8-K (File No. 1-34097) filed on August 4, 2011

4.17	Form of Guarantee Agreement of Lorillard, Inc. for the 7.000% Senior Notes due 2041 of Lorillard Tobacco Company, incorporated by reference to Exhibit 4.6 to our Current Report on Form 8-K (File No. 1-34097) filed on August 4, 2011

4.18	Form of Guarantee Agreement of Lorillard, Inc. for the 2.300% Senior Notes due 2017 of Lorillard Tobacco Company, incorporated by reference to Exhibit 4.4 to our Current Report on Form 8-K (File No. 1-34097) filed on August 21, 2012

10.1	Separation Agreement between Loews Corporation and Lorillard, Inc., Lorillard Tobacco Company, Lorillard Licensing Company, LLC, One Park Media Services, Inc. and Plisa, S.A., incorporated herein by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q (File No. 1-34097) filed on August 7, 2008

10.2	Amended and Restated Employment Agreement between Lorillard, Inc. and Martin L. Orlowsky, dated December 19, 2008, incorporated by reference to Exhibit 10.2 to our Annual Report on Form 10-K (File No. 1-34097) filed on March 2, 2009†

10.3	Comprehensive Settlement Agreement and Release with the State of Florida to settle and resolve with finality all present and future economic claims by the State and its subdivisions relating to the use of or exposure to tobacco products, incorporated herein by reference to Exhibit 10 to Loews’s Report on Form 8-K (File No. 1-6541) filed September 5, 1997

10.4	Comprehensive Settlement Agreement and Release with the State of Texas to settle and resolve with finality all present and future economic claims by the State and its subdivisions relating to the use of or exposure to tobacco products, incorporated herein by reference to Exhibit 10 to Loews’s Report on Form 8-K (File No. 1-6541) filed February 3, 1998

10.5	State of Minnesota Settlement Agreement and Stipulation for Entry of Consent Judgment to settle and resolve with finality all claims of the State of Minnesota relating to the subject matter of this action which have been or could have been asserted by the State, incorporated herein by reference to Exhibit 10.1 to Loews’s Report on Form 10-Q for the quarter ended March 31, 1998 (File No. 1-6541) filed May 15, 1998

10.6	State of Minnesota Consent Judgment relating to the settlement of tobacco litigation, incorporated herein by reference to Exhibit 10.2 to Loews’s Report on Form 10-Q for the quarter ended March 31, 1998 (File No. 1-6541) filed May 15, 1998

10.7	State of Minnesota Settlement Agreement and Release relating to the settlement of tobacco litigation, incorporated herein by reference to Exhibit 10.3 to Loews’s Report on Form 10-Q for the quarter ended March 31, 1998 (File No. 1-6541) filed May 15, 1998

10.8	State of Minnesota State Escrow Agreement relating to the settlement of tobacco litigation, incorporated herein by reference to Exhibit 10.6 to Loews’s Report on Form 10-Q for the quarter ended March 31, 1998 (File No. 1-6541) filed May 15, 1998

10.9	Stipulation of Amendment to Settlement Agreement and For Entry of Agreed Order, dated July 2, 1998, regarding the settlement of the State of Mississippi health care cost recovery action, incorporated herein by reference to Exhibit 10.1 to Loews’s Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 1-6541) filed August 14, 2008

10.10	Mississippi Fee Payment Agreement, dated July 2, 1998, regarding the payment of attorneys’ fees, incorporated herein by reference to Exhibit 10.2 to Loews’s Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 1-6541) filed August 14, 2008

10.11	Stipulation of Amendment to Settlement Agreement and For Entry of Consent Decree, dated July 24, 1998, regarding the settlement of the Texas health care cost recovery action, incorporated herein by reference to Exhibit 10.4 to Loews’s Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 1-6541) filed on August 14, 2008

10.12	Texas Fee Payment Agreement, dated July 24, 1998, regarding the payment of attorneys’ fees, incorporated herein by reference to Exhibit 10.5 to Loews’s Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 1-6541) filed on August 14, 2008

10.13	Stipulation of Amendment to Settlement Agreement and For Entry of Consent Decree, dated September 11, 1998, regarding the settlement of the Florida health care cost recovery action, incorporated herein by reference to Exhibit 10.1 to Loews’s Report on Form 10-Q for the quarter ended September 30, 1998 (File No. 1-6541) filed November 17, 2008

10.14	Florida Fee Payment Agreement, dated September 11, 1998, regarding the payment of attorneys’ fees, incorporated herein by reference to Exhibit 10.2 to Loews’s Report on Form 10-Q for the quarter ended September 30, 1998 (File No. 1-6541) filed November 17, 2008

10.15	Master Settlement Agreement with 46 states, the District of Columbia, the Commonwealth of Puerto Rico, Guam, the U.S. Virgin Islands, American Samoa and the Northern Marianas to settle the asserted and unasserted health care cost recovery and certain other claims of those states, incorporated herein by reference to Exhibit 10 to Loews’s Current Report on Form 8-K (File No. 1-6541) filed November 25, 1998

10.16	Form of Assignment and Assumption of Services Agreement, dated as of April 1, 2008, by and between R.J. Reynolds Tobacco Company and R.J. Reynolds Global Products, Inc., with a joinder by Lorillard Tobacco Company, incorporated herein by reference to Exhibit 10.17 to our Amended Registration Statement on Form S-4 (File No. 333-149051) filed on March 26, 2008

10.17	Lorillard, Inc. 2008 Incentive Compensation Plan, incorporated herein by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (File No. 1-34097) filed on August 7, 2008†

10.18	Form of Lorillard, Inc. indemnification agreement for directors and executive officers, incorporated herein by reference to Exhibit 10.19 to our Amended Registration Statement on Form S-4 (File No. 333-149051) filed on May 9, 2008†

10.19	Form of Severance Agreement for named executive officers, incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K (File No. 1-34097) filed on July 10, 2008†

10.20	Amendment to Supply Agreement for Reconstituted Tobacco, dated October 30, 2008, by and between R.J. Reynolds Tobacco Company and Lorillard Tobacco Company, incorporated herein by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 1-34097) filed on November 4, 2008 #

10.21	Form of Stock Appreciation Rights Award Certificate, incorporated herein by reference to Exhibit 10.7 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 1-34097) filed on November 4, 2008†

10.22	Form of Stock Option Award Certificate, incorporated herein by reference to Exhibit 10.22 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (File No. 1-34097) filed on May 6, 2010†

10.23	Form of Restricted Stock Award Certificate, incorporated herein by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (File No. 1-34097) filed on May 5, 2009†

10.24	Form of Restricted Stock Unit Award Certificate, incorporated herein by reference to Exhibit 10.24 to our Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 1-34097) filed on February 21, 2012†

10.25	Credit Agreement, dated July 10, 2012, among Lorillard Tobacco Company, as borrower, Lorillard, Inc., as parent guarantor, the lenders referred to therein, and JPMorgan Chase Bank, N.A., as Administrative Agent, incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 1-34097) filed on July 10, 2012

10.26	Consulting Agreement between Lorillard, Inc. and Martin L. Orlowsky, dated August 12, 2010, incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K (File No. 1-34097) filed on August 12, 2010†

10.27	Offer Letter between Lorillard, Inc. and Murray S. Kessler, dated August 12, 2010, incorporated herein by reference to Exhibit 10.3 to our Current Report on Form 8-K (File No. 1-34097) filed on August 12, 2010†

10.28	Severance Agreement between Lorillard, Inc. and Murray S. Kessler, dated October 11, 2010, incorporated herein by reference to Exhibit 10.26 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (File No. 1-34087) filed on October 27, 2010†

10.29	Asset Purchase Agreement, dated April 24, 2012, among, Lorillard Holding Company, Inc., formerly known as LRDHC, Inc., and BLEC, LLC, Intermark Brands, LLC and QSN Technologies, LLC, incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (File No. 1-34097) filed on April 27, 2012 ‡

11.1	Statement regarding computation of earnings per share. (See Note 14, “Earnings Per Share,” to the Consolidated Condensed Financial Statements.)*

31.1	Certification by the Chief Executive Officer of Lorillard, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a)*

31.2	Certification by the Chief Financial Officer of Lorillard, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a)*

32.1	Certification by the Chief Executive Officer and Chief Financial Officer of Lorillard, Inc. pursuant to 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002)*

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

*	Filed herewith.
#	Confidential treatment has been granted for certain portions of this exhibit pursuant to an order under the Exchange Act of 1934, as amended, which portions have been omitted and filed separately with the Securities and Exchange Commission.
†	Management or compensatory plan or arrangement required to be filed pursuant to Item 601(b)(10) of Regulation S-K.
‡	Schedules and exhibits to Exhibit 2.1, the Asset Purchase Agreement, have been omitted pursuant to Item 601 (b)(2) of Regulation S-K. The Registrant hereby undertakes to furnish supplemental copies of any omitted schedules upon request by the Securities and Exchange Commission

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 24, 2013

LORILLARD, INC.

By:	/s/ Murray S. Kessler
	Name:	Murray S. Kessler
	Title:	Chairman, President and
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ David H. Taylor
	Name:	David H. Taylor
	Title:	Executive Vice President, Finance and
Planning and Chief Financial Officer
(Principal Financial Officer)