Form 10-Q
period 2013-09-30
LORILLARD, INC.
filed 2013-10-23
CIK 1424847

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

Class	Outstanding at October 21, 2013
Common stock, $0.01 par value	368,364,363 shares

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

LORILLARD, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(UNAUDITED)

(In millions, except share and per share data)	September 30, 2013	December 31, 2012
Assets:
Cash and cash equivalents	$1,490	$1,720
Short-term investments—available for sale securities	145	—
Accounts receivable, less allowances of $2 and $3	33	18
Other receivables	56	52
Inventories	464	410
Deferred income taxes	555	557
Other current assets	120	20

Total current assets	2,863	2,777
Plant and equipment, net	313	298
Long-term investments—available for sale securities	88	—
Goodwill	64	64
Intangible assets	57	57
Deferred income taxes	51	48
Other assets	119	152

Total assets	$3,555	$3,396

Liabilities and Shareholders’ Deficit:
Accounts and drafts payable	$35	$39
Accrued liabilities	430	356
Settlement costs	1,098	1,183
Income taxes	3	23

Total current liabilities	1,566	1,601
Long-term debt	3,571	3,111
Postretirement pension, medical and life insurance benefits	397	409
Other liabilities	63	52

Total liabilities	5,597	5,173

Commitments and Contingent Liabilities
Shareholders’ Deficit:
Preferred stock, $0.01 par value, authorized 10 million shares	—	—
Common stock:
Authorized—600 million shares; par value $0.01 per share
Issued—381 million and 525 million shares (outstanding 369 million and 382 million shares)	4	5
Additional paid-in capital	239	298
Accumulated (deficit)/Retained earnings	(1,518)	2,351
Accumulated other comprehensive loss	(238)	(241)
Treasury stock at cost, 12 million and 143 million shares	(529)	(4,190)

Total shareholders’ deficit	(2,042)	(1,777)

Total liabilities and shareholders’ deficit	$3,555	$3,396

See Notes to Consolidated Condensed Financial Statements

LORILLARD, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2013	2012	2013	2012
Net sales (including excise taxes of $517, $498, $1,488 and $1,491, respectively)	$1,827	$1,661	$5,208	$4,919
Cost of sales (including excise taxes of $517, $498, $1,488 and $1,491, respectively)	1,158	1,059	3,148	3,181

Gross profit	669	602	2,060	1,738
Selling, general and administrative	211	122	501	382

Operating income	458	480	1,559	1,356
Investment income	—	1	2	3
Interest expense	(45)	(38)	(128)	(114)

Income before income taxes	413	443	1,433	1,245
Income taxes	155	160	535	455

Net income	$258	$283	$898	$790

Earnings per share:
Basic	$0.69	$0.72	$2.39	$2.02
Diluted	$0.69	$0.72	$2.38	$2.01

Weighted average number of shares outstanding:
Basic	371.01	390.21	375.13	390.75
Diluted	371.77	391.05	375.93	391.65

See Notes to Consolidated Condensed Financial Statements

LORILLARD, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2013	2012	2013	2012

Net income	$258	$283	$898	$790

Other comprehensive income, net of tax:
Defined benefit retirement plan gains, net of tax expense of $2, $2, $2 and $7	4	4	3	13

Comprehensive income	$262	$287	$901	$803

See Notes to Consolidated Condensed Financial Statements

LORILLARD, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(UNAUDITED)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Shares	Total Shareholders’ Deficit
(In millions, except per share data)

Balance, January 1, 2012	$5	$263	$2,059	$(228)	$(3,612)	$(1,513)

Net income			790			790
Other comprehensive income, net of tax expense of $7				13		13
Dividends paid ($1.55 per share)			(608)			(608)
Shares repurchased					(274)	(274)
Share-based compensation		28				28

Balance, September 30, 2012	$5	$291	$2,241	$(215)	$(3,886)	$(1,564)

Balance, January 1, 2013	$5	$298	$2,351	$(241)	$(4,190)	$(1,777)

Net income			898			898
Other comprehensive income, net of tax expense of $2				3		3
Dividends paid ($1.65 per share)			(621)			(621)
Retirement of treasury shares	(1)	(82)	(4,146)		4,229	—
Shares repurchased					(568)	(568)
Share-based compensation		16				16
Excess tax benefit on share-based compensation		7				7

Balance, September 30, 2013	$4	$239	$(1,518)	$(238)	$(529)	$(2,042)

See Notes to Consolidated Condensed Financial Statements

LORILLARD, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2013	2012
(In millions)
Cash flows from operating activities:
Net income	$898	$790
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33	30
Pension and other postretirement benefits contributions	(41)	(41)
Pension and other postretirement benefits expense	27	34
Deferred income taxes	(3)	(1)
Share-based compensation	14	14
Excess tax benefits from share-based payment arrangements	(7)	(9)
Changes in operating assets and liabilities, net of amounts acquired:
Accounts and other receivables	(50)	(13)
Inventories	(54)	(124)
Accounts payable and accrued liabilities	69	54
Settlement costs	(85)	(84)
Income taxes	(79)	(17)
Other current assets	8	6
Other assets	5	2

Net cash provided by operating activities	735	641

Cash flows from investing activities, net of cash acquired:
Purchase of investments	(236)	—
Business acquisition	—	(135)
Additions to plant and equipment	(48)	(51)
Sales, maturities and calls of investments	3	—

Net cash used in investing activities	(281)	(186)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	500	500
Dividends paid	(621)	(608)
Shares repurchased	(568)	(274)
Debt issuance costs	(4)	(6)
Proceeds from exercise of stock options	2	5
Excess tax benefits from share-based payment arrangements	7	9

Net cash used in financing activities	(684)	(374)

Change in cash and cash equivalents	(230)	81
Cash and cash equivalents, beginning of year	1,720	1,634

Cash and cash equivalents, end of period	$1,490	$1,715

Cash paid for income taxes	$619	$471
Cash paid for interest, net of cash received from interest rate swaps of $18 and $18	$95	$84

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

Basis of Presentation. The accompanying unaudited consolidated condensed financial statements reflect all adjustments necessary to present fairly the financial position as of September 30, 2013 and December 31, 2012 and the consolidated income, comprehensive income, shareholders’ deficit and cash flows for the three and nine months ended September 30, 2013 and 2012.

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

Short-term and Long-term Investments. Our short-term and long-term investments consist of investment grade debt securities, all of which are classified as available for sale. Available for sale securities are recorded at fair value, and unrealized holding gains and losses are recorded, net of tax, as a component of accumulated other comprehensive income. Available for sale securities with remaining maturities of less than one year and those identified by management at the time of purchase to be used to fund operations within one year are classified as short-term. All other available for sale securities are classified as long-term. Unrealized losses are charged against net earnings when a decline in fair value is determined to be other than temporary. We review several factors to determine whether a loss is other than temporary, such as the length and extent of the fair value decline, the financial condition and near term prospects of the issuer, and whether we have the intent to sell or will likely be required to sell before the anticipated recovery of the securities, which may be at maturity. Realized gains and losses are accounted for using the specific identification method. Purchases and sales are recorded on a trade date basis.

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

In September 2011, the FASB issued ASU 2011-08 “Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment.” ASU 2011-08 gives an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines that it is not more likely than not, then performing a two-step impairment test of goodwill is not necessary. ASU 2011-08 is effective for public companies for reporting periods beginning after December 15, 2011. The adoption of ASU 2011-08 did not have a material impact on Lorillard’s financial position or results of operations, but may impact the manner in which Lorillard assesses goodwill for impairment.

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

The results of operations of blu eCigs are included in our consolidated financial statements beginning as of April 24, 2012. Lorillard’s consolidated revenues include $63 million and $177 million of sales of blu eCigs during the three and nine months ended September 30, 2013, respectively. blu eCigs had operating income of $0 and $9 million during the three and nine months ended September 30, 2013, respectively. Lorillard’s consolidated revenues included $14 million and $22 million of sales of blu eCigs during the third quarter and first nine months of 2012, respectively. blu eCigs incurred operating losses of $5 million and $6 million in the third quarter and first nine months of 2012, respectively. Lorillard incurred $6 million of acquisition-related expenses during the first nine months of 2012.

The fair values of the assets acquired and liabilities assumed at the date of acquisition are summarized below (in millions):

Assets acquired:
Current assets:
Accounts receivable	$2
Inventories	15

Total current assets	17

Goodwill	64
Intangible assets	58

Total assets	139

Liabilities assumed:
Current liabilities:
Accounts and drafts payable	4

Purchase price	$135

3.	Inventories

Cigarette inventories (including leaf tobacco, manufactured stock and materials and supplies) are valued at the lower of cost, determined on a last-in, first-out (“LIFO”) basis, or market. Electronic cigarette inventories of $70 million and $41 million included in manufactured stock as of September 30, 2013 and December 31, 2012, respectively, are valued at the lower of cost, determined on a first-in, first-out (“FIFO”) basis, or market. Inventories consisted of the following:

	September 30, 2013	December 31, 2012
	(In millions)
Leaf tobacco	$307	$311
Manufactured stock	149	94
Material and supplies	8	5

	$464	$410

If the average cost method of accounting was used for inventories valued on a LIFO basis, inventories would be greater by approximately $265 million and $245 million at September 30, 2013 and December 31, 2012, respectively.

4.	Other Current Assets

Other current assets were as follows:

	September 30, 2013	December 31, 2012
	(In millions)
Prepaid income taxes	$108	$—
Appeal bonds	7	7
Deposits	—	7
Other current assets	5	6

Total	$120	$20

5.	Plant and Equipment, Net

Plant and equipment is stated at historical cost and consisted of the following:

	September 30, 2013	December 31, 2012
	(In millions)
Land	$3	$3
Buildings	95	95
Equipment	695	657

Total	793	755
Accumulated depreciation	(480)	(457)

Plant and equipment, net	$313	$298

6.	Goodwill and Intangible Assets

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

There were no changes in goodwill during the nine months ended September 30, 2013.

7.	Other Assets

Other assets were as follows:

	September 30, 2013	December 31, 2012
	(In millions)
Debt issuance costs	$27	$26
Interest rate swaps	71	111
Other prepaid assets	21	15

Total	$119	$152

8.	Accrued Liabilities

Accrued liabilities were as follows:

	September 30, 2013	December 31, 2012
	(In millions)
Legal fees	$39	$23
Salaries and other compensation	25	19
Medical and other employee benefit plans	29	33
Consumer rebates	88	87
Sales promotion	24	26
Accrued vendor charges	5	19
Excise and other taxes	16	63
Accrued interest	60	33
U.S. Government Case accrual	20	—
Evans Case accrual	79	—
Other accrued liabilities	45	53

Total	$430	$356

9.	Commitments

At September 30, 2013, Lorillard Tobacco had contractual obligations to purchase leaf tobacco between October 1, 2013 and September 30, 2014 of approximately $104 million and between October 1, 2014 and September 30, 2015 of approximately $5 million.

At September 30, 2013, Lorillard Tobacco had other contractual purchase obligations of approximately $60 million. These purchase obligations related primarily to agreements to purchase machinery between October 1, 2013 and September 30, 2014.

At September 30, 2013, blu eCigs had contractual purchase obligations of approximately $57 million. These purchase obligations related primarily to agreements to purchase inventory between October 1, 2013 and September 30, 2014.

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

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2013, were as follows:

	Level 1	Level 2	Level 3	Total
	(In millions)
Cash and Cash Equivalents:
Prime money market funds	$1,490	$—	$—	$1,490

Total cash and cash equivalents	$1,490	$—	$—	$1,490

Short-term investments:
Corporate debt securities	$—	$72	$—	$72
U.S. Government agency obligations	—	44	—	44
Commercial paper	—	16	—	16
International government obligations	—	13	—	13

Total short-term investments	$—	$145	$—	$145

Long-term investments:
Corporate debt securities	$—	$70	$—	$70
U.S. Government agency obligations	—	18	—	18

Total long-term investments	$—	$88	$—	$88

Derivative Asset:
Interest rate swaps – fixed to floating rate	$—	$71	$—	$71

Total derivative asset	$—	$71	$—	$71

Assets and liabilities measured at fair value on a recurring basis at December 31, 2012 were as follows:

	Level 1	Level 2	Level 3	Total
	(In millions)
Cash and Cash Equivalents:
Prime money market funds	$1,720	$—	$—	$1,720

Total cash and cash equivalents	$1,720	$—	$—	$1,720

Derivative Asset:
Interest rate swaps – fixed to floating rate	$—	$111	$—	$111

Total derivative asset	$—	$111	$—	$111

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

Available for sale securities include corporate debt securities, U.S. Government agency obligations, commercial paper and international government obligations. The fair value of corporate debt securities, U.S. Government agency obligations, commercial paper and international government obligations, classified as Level 2, for which a quoted market price is not available for identical assets, utilized quoted market prices of similar assets.

There were no transfers between levels within the fair value hierarchy or Level 3 purchases, sales, issuances or settlements for the nine months ended September 30, 2013 or the twelve months ended December 31, 2012.

Proceeds from sales of available for sale securities were $3 million for the nine months ended September 30, 2013. There were no proceeds from sales of available for sale securities for the nine months ended September 30, 2012. For the nine months ended September 30, 2013, realized gains and losses on sales and maturities of available for sale securities were not material. There were no realized gains and losses on sales and maturities of available for sale securities for the nine months ended September 30, 2012.

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

As of September 30, 2013, Lorillard was in compliance with all financial covenants and there were no borrowings under the Revolver.

12.	Long-Term Debt

Long-term debt consisted of the following:

	September 30, 2013	December 31, 2012
	(In millions)
2016 Notes - 3.500% Notes due 2016	$500	$500
2017 Notes - 2.300% Notes due 2017	500	500
2019 Notes - 8.125% Notes due 2019	821	861
2020 Notes - 6.875% Notes due 2020	750	750
2023 Notes - 3.750% Notes due 2023	500	—
2040 Notes - 8.125% Notes due 2040	250	250
2041 Notes - 7.000% Notes due 2041	250	250

Total long-term debt	$3,571	$3,111

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

The interest rate payable on the 2019 Notes is subject to incremental increases from 0.25% to 2.00% in the event either Moody’s Investors Services, Inc. (“Moody’s”), Standard & Poor’s Ratings Services (“S&P”) or both Moody’s and S&P downgrade the 2019 Notes below investment grade (Baa3 and BBB- for Moody’s and S&P, respectively). As of September 30, 2013, our debt ratings were Baa2 and BBB- with Moody’s and S&P, respectively, both of which are investment grade.

Upon the occurrence of a change of control triggering event, Lorillard Tobacco would be required to make an offer to repurchase the Notes at a price equal to 101% of the aggregate principal amount of the Notes, plus accrued interest. A “change of control triggering event” occurs when there is both a “change of control” (as defined in the Supplemental Indentures) and the Notes cease to be rated investment grade by both Moody’s and S&P within 60 days of the occurrence of a change of control or public announcement of the intention to effect a change of control. The Notes are not entitled to any sinking fund and are not redeemable prior to maturity. The Notes contain covenants that restrict liens and sale and leaseback transactions, subject to a limited exception. At September 30, 2013 and December 31, 2012, the carrying value of the Notes was $3.571 billion and $3.111 billion, respectively, and the estimated fair value was $3.804 billion and $3.512 billion, respectively. The fair value of the Notes is based on market pricing. The fair value of the Notes, classified as Level 1, utilized quoted prices in active markets.

13.	Derivative Instruments

In September 2009, Lorillard Tobacco entered into interest rate swap agreements, which the Company guaranteed, with a total notional amount of $750 million to modify its exposure to interest rate risk by effectively converting the interest rate payable on the 2019 Notes from a fixed rate to a floating rate. Under the agreements, Lorillard Tobacco receives interest based on a fixed rate of 8.125% and pays interest based on a floating one-month LIBOR rate plus a spread of 4.625%. The variable rates were 4.807% and 4.840% as of September 30, 2013 and December 31, 2012, respectively. The agreements expire in June 2019. The interest rate swap agreements qualify for hedge accounting and were designated as fair value hedges. Under the swap agreements, Lorillard Tobacco receives a fixed rate settlement and pays a variable rate settlement with the difference recorded in interest expense. That difference reduced interest expense by $6 million and $18 million for the three and nine months ended September 30, 2013 and 2012, respectively.

For derivatives designated as fair value hedges, which relate entirely to hedges of debt, changes in the fair value of the derivatives are recorded in other assets or other liabilities with an offsetting adjustment to the carrying amount of the hedged debt. At September 30, 2013 and December 31, 2012, the adjusted carrying amounts of the hedged debt outstanding were $821 million and $861 million, respectively, and the amounts included in other assets were $71 million and $111 million, respectively.

If our debt rating is downgraded below Ba2 by Moody’s or BB by S&P, the swap agreements will terminate and we will be required to settle them in cash before their expiration date. As of September 30, 2013, our debt ratings were Baa2 and BBB- with Moody’s and S&P, respectively, both of which are above the ratings at which settlement of our derivative contracts would be required.

14.	Earnings Per Share

Basic and diluted earnings per share (“EPS”) were calculated using the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(In millions, except per share data)
Numerator:
Net income, as reported	$258	$283	$$898	$790
Less: Net income attributable to participating securities	(1)	(1)	(2)	(2)

Net income available to common shareholders	$257	$282	$896	$788

Denominator:

Basic EPS- weighted average shares	371.01	390.21	375.13	390.75
Effect of dilutive securities:
Stock Options and SARS	0.76	0.84	0.80	0.90

Diluted EPS- adjusted weighted average shares and assumed conversions	371.77	391.05	375.93	391.65

Earnings Per Share:
Basic	$0.69	$0.72	$2.39	$2.02
Diluted	$0.69	$0.72	$2.38	$2.01

No options to purchase shares of common stock were excluded from the diluted earnings per share calculation because their effect would be anti-dilutive for the three and nine months ended September 30, 2013.

15.	Retirement Plans

Lorillard has defined benefit pension, postretirement benefits, profit sharing and savings plans for eligible employees.

Net periodic benefit cost components were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
Pension Benefits	2013	2012	2013	2012
	(In millions)
Service cost	$7	$6	$20	$18
Interest cost	13	14	38	42
Expected return on plan assets	(21)	(19)	(62)	(57)
Amortization of net loss	5	5	16	16
Amortization of prior service cost	1	1	3	3

Net periodic benefit cost	$5	$7	$15	$22

	Three Months Ended September 30,		Nine Months Ended September 30,
Other Postretirement Benefits	2013	2012	2013	2012
	(In millions)
Service cost	$2	$1	$5	$4
Interest cost	2	3	7	7

Net periodic benefit cost	$4	$4	$12	$11

Lorillard expects to contribute $31 million to its pension plans and $14 million to its other postretirement benefit plans in 2013, of which $31 million and $10 million had been contributed to the pension and postretirement benefit plans, respectively, as of September 30, 2013.

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

During the first quarter of 2013, the Company repurchased approximately 2.8 million shares for $109 million at an average purchase price of $39.24 per share under the $500 million share repurchase program that ended on January 30, 2013. During the nine months ended September 30, 2013, the Company also repurchased approximately 10.6 million shares for $458 million at an average purchase price of $43.13 per share under the amended $1 billion share repurchase program announced on March 12, 2013 and amended on May 21, 2013.

As of September 30, 2013, total shares repurchased under share repurchase programs authorized by the Board since the separation from Loews in 2008 were as follows:

Program	Amount Authorized	Number of Shares Repurchased
	(In millions)	(In millions)

July 2008 – October 2008	$400	17.6
May 2009 – July 2009	250	11.0
July 2009 – January 2010	750	29.3
February 2010 – May 2010	250	9.8
August 2010 *– August 2011	1,400	45.1
August 2011 – February 2012	750	20.1
August 2012 – January 2013	500	12.7
March 2013 **–	1,000	10.6

Total	$5,300	156.2

*	As amended on May 19, 2011
**	As amended on May 21, 2013

17.	Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss during the period consisted of the following:

Defined Benefit Pension Plan Items
(In millions)
Beginning balance, January 1, 2013	$241
Amortization of pension and post-retirement plan actuarial gains and prior service cost	(3)

Ending balance September 30, 2013	$238

Reclassifications out of accumulated other comprehensive loss during the period were as follows:

	Amount Reclassified from Accumulated Other Comprehensive Loss	Affected Line Item in the Consolidated Statements of Income
	(In millions)
Amortization of defined benefit pension and post-retirement items:
Prior service costs	$(3)	(A)
Actuarial loss	(16)	(A)

	(19)	Total before tax
	7	Income tax benefit

Total reclassifications for the period	$(12)	Net of tax

(A)	These accumulated comprehensive loss components are included in the computation of net periodic pension cost (see Note 15, “Retirement Plans,” for additional details), which is included in cost of sales and selling, general and administrative expenses.

18.	Segment Information

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

	Three Months Ended September 30, 2013
	Cigarettes	Electronic Cigarettes	Consolidating Adjustments	Total Lorillard
(In millions)
Net sales	$1,764	$63	$—	$1,827
Cost of sales	1,110	48	—	1,158

Gross profit	654	15	—	669
Selling, general and administrative	196	15	—	211

Operating income	$458	$—	$—	$458

Depreciation and amortization	$10	$—	$—	$10
Capital expenditures	$14	$—	$—	$14

	Nine Months Ended September 30, 2013
	Cigarettes	Electronic Cigarettes	Consolidating Adjustments	Total Lorillard
(In millions)
Net sales	$5,031	$177	$—	$5,208
Cost of sales	3,025	123	—	3,148

Gross profit	2,006	54	—	2,060
Selling, general and administrative	456	45	—	501

Operating income	$1,550	$9	$—	$1,559

Depreciation and amortization	$33	$—	$—	$33
Total assets	$3,383	$297	$(125)	$3,555
Capital expenditures	$47	$1	$—	$48

	Three Months Ended September 30, 2012
	Cigarettes	Electronic Cigarettes	Consolidating Adjustments	Total Lorillard
(In millions)
Net sales	$1,647	$14	$—	$1,661
Cost of sales	1,049	10	—	1,059

Gross profit	598	4	—	602
Selling, general and administrative	113	9	—	122

Operating income/(loss)	$485	$(5)	$—	$480

Depreciation and amortization	$10	$—	$—	$10
Capital expenditures	$15	$—	$—	$15

	Nine Months Ended September 30, 2012
	Cigarettes	Electronic Cigarettes	Consolidating Adjustments	Total Lorillard
(In millions)
Net sales	$4,897	$22	$—	$4,919
Cost of sales	3,164	17	—	3,181

Gross profit	1,733	5	—	1,738
Selling, general and administrative	371	11	—	382

Operating income/(loss)	$1,362	$(6)	$—	$1,356

Depreciation and amortization	$30	$—	$—	$30
Total assets	$3,368	$181	$(125)	$3,424
Capital expenditures	$51	$—	$—	$51

19.	Consolidating Financial Information

In June 2009, April 2010, August 2011, August 2012 and May 2013, Lorillard Tobacco, as primarily obligor, issued the Notes, which are unconditionally guaranteed by the Company for the payment and performance of Lorillard Tobacco’s obligation in connection therewith.

The following sets forth the condensed consolidating balance sheets as of September 30, 2013 and December 31, 2012, condensed consolidating statements of income for the three and nine months ended September 30, 2013 and 2012, condensed consolidating statements of comprehensive income for the three and nine months ended September 30, 2013 and 2012, and condensed consolidating statements of cash flows for the nine months ended September 30, 2013 and 2012 for the Company as parent guarantor (herein referred to as “Parent”), Lorillard Tobacco (herein referred to as “Issuer”) and all other non-guarantor subsidiaries of the Company and Lorillard Tobacco. These condensed consolidating financial statements were prepared in accordance with Rule 3-10 of SEC Regulation S-X, “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered.” Lorillard accounts for investments in these subsidiaries under the equity method of accounting.

Condensed Consolidating Balance Sheets

September 30, 2013

(In millions)

	Parent	Issuer	Non- guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Assets:
Cash and cash equivalents	$331	$529	$630	$—	$1,490
Short-term investments – available for sale securities	—	145	—	—	145
Accounts receivable, less allowances of $2	—	14	19	—	33
Other receivables (1)	—	55	93	(92)	56
Inventories	—	394	70	—	464
Deferred income taxes	—	553	2	—	555
Other current assets	—	112	8	—	120

Total current assets	331	1,802	822	(92)	2,863
Investment in subsidiaries	—	634	—	(634)	—
Plant and equipment, net	—	312	1	—	313
Long-term investments – available for sale securities	—	88	—	—	88
Goodwill	—	—	64	—	64
Intangible assets	—	—	57	—	57
Deferred income taxes	—	47	6	(2)	51
Other assets	125	119	—	(125)	119

Total assets	$456	$3,002	$950	$(853)	$3,555

Liabilities and Shareholders’ Equity (Deficit):
Accounts and drafts payable	$—	$30	$5	$—	$35
Accrued liabilities (1)	10	499	13	(92)	430
Settlement costs	—	1,098	—	—	1,098
Income taxes	—	—	3	—	3

Total current liabilities	10	1,627	21	(92)	1,566
Long-term debt	—	3,571	—	—	3,571
Investment in subsidiaries	2,486	—	—	(2,486)	—
Postretirement pension, medical and life insurance benefits	—	397	—	—	397
Other liabilities	2	48	140	(127)	63

Total liabilities	2,498	5,643	161	(2,705)	5,597

Shareholders’ Equity (Deficit):
Common stock	4	—	—	—	4
Additional paid-in capital	239	113	152	(265)	239
Accumulated (deficit)/Retained earnings	(1,518)	(2,516)	637	1,879	(1,518)
Accumulated other comprehensive loss	(238)	(238)	—	238	(238)
Treasury stock	(529)	—	—	—	(529)

Total shareholders’ equity (deficit)	(2,042)	(2,641)	789	1,852	(2,042)

Total liabilities and shareholders’ equity (deficit)	$456	$3,002	$950	$(853)	$3,555

(1)	Includes intercompany royalties between Issuer and non-guarantor subsidiaries of a corresponding amount.

Condensed Consolidating Balance Sheets

December 31, 2012

(In millions)

	Parent	Issuer	Non- guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Assets:
Cash and cash equivalents	$150	$1,471	$99	$—	$1,720
Accounts receivable, less allowances of $3	—	8	10	—	18
Other receivables (1)	1	41	77	(67)	52
Inventories	—	369	41	—	410
Deferred income taxes	—	555	2	—	557
Other current assets	—	12	8	—	20

Total current assets	151	2,456	237	(67)	2,777
Investment in subsidiaries	—	118	—	(118)	—
Plant and equipment, net	—	298	—	—	298
Goodwill	—	—	64	—	64
Intangible assets	—	—	57	—	57
Deferred income taxes	—	45	5	(2)	48
Other assets	125	152	—	(125)	152

Total assets	$276	$3,069	$363	$(312)	$3,396

Liabilities and Shareholders’ Equity (Deficit):
Accounts and drafts payable	$—	$35	$4	$—	$39
Accrued liabilities (1)	14	399	10	(67)	356
Settlement costs	—	1,183	—	—	1,183
Income taxes	—	—	23	—	23

Total current liabilities	14	1,617	37	(67)	1,601
Long-term debt	—	3,111	—	—	3,111
Investment in subsidiaries	2,037	—	—	(2,037)	—
Postretirement pension, medical and life insurance benefits	—	409	—	—	409
Other liabilities	2	39	138	(127)	52

Total liabilities	2,053	5,176	175	(2,231)	5,173

Shareholders’ Equity (Deficit):
Common stock	5	—	—	—	5
Additional paid-in capital	298	92	72	(164)	298
Retained earnings/Accumulated (deficit)	2,351	(1,958)	116	1,842	2,351
Accumulated other comprehensive loss	(241)	(241)	—	241	(241)
Treasury stock	(4,190)	—	—	—	(4,190)

Total shareholders’ equity (deficit)	(1,777)	(2,107)	188	1,919	(1,777)

Total liabilities and shareholders’ equity (deficit)	$276	$3,069	$363	$(312)	$3,396

(1)	Includes intercompany royalties between Issuer and non-guarantor subsidiaries of a corresponding amount.

Condensed Consolidating Statements of Income

For the Three Months Ended September 30, 2013

(In millions)

	Parent	Issuer	Non- guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated

Net sales (including excise taxes of $517)	$—	$1,764	$352	$(289)	$1,827
Cost of sales (including excise taxes of $517)	—	1,110	48	—	1,158

Gross profit	—	654	304	(289)	669
Selling, general and administrative (1)	1	484	15	(289)	211

Operating income	(1)	170	289	—	458
Investment income	—	—	—	—	—
Interest expense	1	(45)	(1)	—	(45)

Income before income taxes	—	125	288	—	413
Income taxes	2	48	105	—	155
Equity in earnings of subsidiaries	260	182	—	(442)	—

Net income	$258	$259	$183	$(442)	$258

(1)	Includes intercompany royalties between Issuer and non-guarantor subsidiaries of a corresponding amount.

Condensed Consolidating Statements of Income

For the Nine Months Ended September 30, 2013

(In millions)

	Parent	Issuer	Non- guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated

Net sales (including excise taxes of $1,488)	$—	$5,031	$1,001	$(824)	$5,208
Cost of sales (including excise taxes of $1,488)	—	3,025	123	—	3,148

Gross profit	—	2,006	878	(824)	2,060
Selling, general and administrative (1)	1	1,279	45	(824)	501

Operating income	(1)	727	833	—	1,559
Investment income	—	2	—	—	2
Interest expense	4	(128)	(4)	—	(128)

Income before income taxes	3	601	829	—	1,433
Income taxes	3	224	308	—	535
Equity in earnings of subsidiaries	898	516	—	(1,414)	—

Net income	$898	$893	$521	$(1,414)	$898

(1)	Includes intercompany royalties between Issuer and non-guarantor subsidiaries of a corresponding amount.

Condensed Consolidating Statements of Income

For the Three Months Ended September 30, 2012

(In millions)

	Parent	Issuer	Non- guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated

Net sales (including excise taxes of $498)	$—	$1,647	$14	$—	$1,661
Cost of sales (including excise taxes of $498)	—	1,049	10	—	1,059

Gross profit	—	598	4	—	602
Selling, general and administrative (1)	—	379	(257)	—	122

Operating income	—	219	261	—	480
Investment income	—	1	—	—	1
Interest expense	—	(37)	(1)	—	(38)

Income before income taxes	—	183	260	—	443
Income taxes	—	67	93	—	160
Equity in earnings of subsidiaries	283	171	—	(454)	—

Net income	$283	$287	$167	$(454)	$283

(1)	Includes intercompany royalties between Issuer and non-guarantor subsidiaries of a corresponding amount.

Condensed Consolidating Statements of Income

For the Nine Months Ended September 30, 2012

(In millions)

	Parent	Issuer	Non- guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated

Net sales (including excise taxes of $1,491)	$—	$4,897	$22	$—	$4,919
Cost of sales (including excise taxes of $1,491)	—	3,165	16	—	3,181

Gross profit	—	1,732	6	—	1,738
Selling, general and administrative (1)	1	1,157	(776)	—	382

Operating income	(1)	575	782	—	1,356
Investment income	—	2	1	—	3
Interest expense	(1)	(112)	(1)	—	(114)

Income before income taxes	(2)	465	782	—	1,245
Income taxes	(1)	174	282	—	455
Equity in earnings of subsidiaries	791	505	—	(1,296)	—

Net income	$790	$796	$500	$(1,296)	$790

(1)	Includes intercompany royalties between Issuer and non-guarantor subsidiaries of a corresponding amount.

Condensed Consolidating Statements of Comprehensive Income

For the Three Months Ended September 30, 2013

(In millions)

	Parent	Issuer	Non- guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated

Net income	$258	$259	$183	$(442)	$258

Other comprehensive income, net of tax:
Defined benefit retirement plan gains, net of tax expense of $2	—	4	—	—	4

Comprehensive income	$258	$263	$183	$(442)	$262

Condensed Consolidating Statements of Comprehensive Income

For the Nine Months Ended September 30, 2013

(In millions)

	Parent	Issuer	Non- guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated

Net income	$898	$893	$521	$(1,414)	$898

Other comprehensive income, net of tax:
Defined benefit retirement plan gains, net of tax expense of $2	—	3	—	—	3

Comprehensive income	$898	$896	$521	$(1,414)	$901

Condensed Consolidating Statements of Comprehensive Income

For the Three Months Ended September 30, 2012

(In millions)

	Parent	Issuer	Non- guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated

Net income	$283	$287	$167	$(454)	$283

Other comprehensive income, net of tax:
Defined benefit retirement plan gains, net of tax expense of $2	—	4	—	—	4

Comprehensive income	$283	$291	$167	$(454)	$287

Condensed Consolidating Statements of Comprehensive Income

For the Nine Months Ended September 30, 2012

(In millions)

	Parent	Issuer	Non- guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated

Net income	$790	$796	$500	$(1,296)	$790

Other comprehensive income, net of tax:
Defined benefit retirement plan gains, net of tax expense of $7	—	13	—	—	13

Comprehensive income	$790	$809	$500	$(1,296)	$803

Condensed Consolidating Statements of Cash Flows

For the Nine Months Ended September 30, 2013

(In millions)

	Parent	Issuer	Non- guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net income	$898	$893	$521	$(1,414)	$898
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity income from subsidiaries	(898)	(516)	—	1,414	—
Depreciation and amortization	—	33	—	—	33
Pension, health and life insurance contributions	—	(41)	—	—	(41)
Pension, health and life insurance benefits expense	—	27	—	—	27
Deferred income taxes	—	(2)	(1)	—	(3)
Share-based compensation	1	13	—	—	14
Excess tax benefits from share-based arrangements	—	(7)	—	—	(7)
Changes in operating assets and liabilities:
Accounts and other receivables	—	(41)	(34)	25	(50)
Inventories	—	(25)	(29)	—	(54)
Accounts payable and accrued liabilities	(4)	94	4	(25)	69
Settlement costs	—	(85)	—	—	(85)
Income taxes	1	(65)	(15)	—	(79)
Other current assets	—	2	6	—	8
Other assets	—	5	—	—	5
Return on investment in subsidiaries	1,452	—	—	(1,452)	—

Net cash provided by (used in) operating activities	1,450	285	452	(1,452)	735

Cash flows from investing activities:
Purchases of investments	—	(236)	—	—	(236)
Additions to plant and equipment	—	(47)	(1)	—	(48)
Sales, maturities and calls of investments	—	3	—	—	3
Investment in subsidiary	(80)	—	—	80	—

Net cash used in investing activities	(80)	(280)	(1)	80	(281)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	500	—	—	500
Dividends paid	(621)	(1,452)	—	1,452	(621)
Shares repurchased	(568)	—	—	—	(568)
Debt issuance costs	—	(4)	—	—	(4)
Contributions from parent	—	—	80	(80)	—
Proceeds from exercise of stock options	—	2	—	—	2
Excess tax benefits from share-based arrangements	—	7	—	—	7

Net cash (used in) provided by financing activities	(1,189)	(947)	80	1,372	(684)

Change in cash and cash equivalents	181	(942)	531	—	(230)
Cash and cash equivalents, beginning of year	150	1,471	99	—	1,720

Cash and cash equivalents, end of period	$331	$529	$630	$—	$1,490

Condensed Consolidating Statements of Cash Flows

For the Nine Months Ended September 30, 2012

(In millions)

	Parent	Issuer	Non- guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net income	$790	$796	$500	$(1,296)	$790
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity income from subsidiaries	(791)	(505)	—	1,296	—
Depreciation and amortization	—	30	—	—	30
Pension, health and life insurance contributions	—	(41)	—	—	(41)
Pension, health and life insurance benefits expense	—	34	—	—	34
Deferred income taxes	(1)	1	(1)	—	(1)
Share-based compensation	1	13	—	—	14
Excess tax benefits from share-based arrangements	—	(9)	—	—	(9)
Changes in operating assets and liabilities, net of amounts acquired:
Accounts and other receivables	—	864	(2)	(875)	(13)
Inventories	—	(110)	(14)	—	(124)
Accounts payable and accrued liabilities	(4)	60	(877)	875	54
Settlement costs	—	(84)	—	—	(84)
Income taxes	—	(15)	(2)	—	(17)
Other current assets	—	17	(11)	—	6
Other assets	(125)	2	—	125	2
Return on investment in subsidiaries	1,021	—	—	(1,021)	—

Net cash provided by (used in) operating activities	891	1,053	(407)	(896)	641

Cash flows from investing activities, net of cash acquired:
Business acquisition	—	—	(135)	—	(135)
Additions to plant and equipment	—	(51)	—	—	(51)
Investment in subsidiary	(50)	—	—	50	—

Net cash (used in) provided by investing activities	(50)	(51)	(135)	50	(186)

Cash flows from financing activities:
Dividends paid	(608)	(1,021)	—	1,021	(608)
Proceeds from issuance of long-term debt	—	500	125	(125)	500
Shares repurchased	(274)	—	—	—	(274)
Contributions from Parent	—	—	50	(50)	—
Debt issuance costs	—	(6)	—	—	(6)
Proceeds from exercise of stock options	—	5	—	—	5
Excess tax benefits from share-based arrangements	—	9	—	—	9

Net cash (used in) provided by financing activities	(882)	(513)	175	846	(374)

Change in cash and cash equivalents	(41)	489	(367)	—	81
Cash and cash equivalents, beginning of year	235	582	817	—	1,634

Cash and cash equivalents, end of period	$194	$1,071	$450	$—	$1,715

20.	Legal Proceedings

Overview

As of October 17, 2013, 7,795 product liability cases are pending against cigarette manufacturers in the United States. Lorillard Tobacco is a defendant in 6,871 of these cases. Lorillard, Inc. is a co-defendant in 658 pending cases. A total of 4,237 of these lawsuits are Engle Progeny Cases, described below. In addition to the product liability cases, Lorillard Tobacco and, in some instances, Lorillard, Inc., are defendants in Filter Cases and Tobacco-Related Antitrust Cases.

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

Type of Case	Total Number of Cases Pending against Lorillard as of October 17, 2013

Conventional Product Liability Cases	22
Engle Progeny Cases	4,237
West Virginia Individual Personal Injury Cases	38
Flight Attendant Cases	2,572
Class Action Cases	1
Reimbursement Cases	1
Filter Cases	61
Tobacco-Related Antitrust Cases	1

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

Engle Progeny Cases. Engle Progeny Cases are brought by individuals who purport to be members of the decertified Engle class. These cases are pending in a number of Florida courts. Lorillard Tobacco is a defendant in each of the Engle Progeny Cases listed in the above table and Lorillard, Inc. is a co-defendant in 654 Engle Progeny Cases. The time period for filing Engle Progeny Cases expired in January 2008 and no additional cases may be filed. Some of the Engle Progeny Cases were filed on behalf of multiple class members. Some of the courts hearing the cases filed by multiple class members have severed these suits into separate individual cases. It is possible the remaining suits filed by multiple class members may also be severed into separate individual cases.

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

Class Action Cases. Class Action Cases are purported to be brought on behalf of large numbers of individuals for damages allegedly caused by smoking. Lorillard Tobacco but not Lorillard, Inc. is a defendant in the Class Action Case listed in the above table. Neither Lorillard Tobacco nor Lorillard, Inc. is a defendant in additional Class Action Cases that are pending against other cigarette manufacturers, including approximately 19 “lights” Class Action Cases and two Class Action Cases that seek court-supervised medical monitoring programs.

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

Filter Cases. Filter Cases are brought by individuals, including former employees of a predecessor of Lorillard Tobacco, who seek damages resulting from their alleged exposure to asbestos fibers that were incorporated into filter material used in one brand of cigarettes manufactured by Lorillard for a limited period of time ending more than 50 years ago. Lorillard Tobacco is a defendant in 60 of the 61 Filter Cases listed in the above table. Lorillard, Inc. is a co-defendant in one of the 60 Filter Cases that are pending against Lorillard Tobacco. Lorillard, Inc. is also a defendant in one additional Filter Case in which Lorillard Tobacco is not a defendant.

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

Lorillard records provisions in the consolidated financial statements for pending litigation when it determines that it is probable that a loss has been incurred and the amount of loss can be reasonably estimated. Except for the impact of the State Settlement Agreements and the Evans case as described below, while it is reasonably possible that a loss has been incurred, (i) management has concluded that it is not probable that a loss has been incurred in any material pending litigation against Lorillard, (ii) management is unable to estimate the possible loss or range of loss that could result from an unfavorable outcome in any material pending litigation due to the many variables, uncertainties and complexities described above, and (iii) accordingly, management has not provided any amounts in the consolidated financial statements for possible losses related to material pending litigation. It is possible that Lorillard’s results of operations or cash flows in a particular quarterly or annual period or its financial position could be materially adversely affected by an unfavorable outcome or settlement of certain pending or future litigation or an inability to secure bonds where required to stay the execution of judgments on appeal.

Tobacco-Related Product Liability Litigation

Conventional Product Liability Cases

Since January 1, 2010, verdicts have been returned in eleven Conventional Product Liability Cases against cigarette manufacturers. Lorillard Tobacco was the only defendant in one of these eleven trials, Evans v. Lorillard Tobacco Company (Superior Court, Suffolk County, Massachusetts). In December 2010, the jury in Evans awarded $50 million in compensatory damages to the estate of a deceased smoker, $21 million in damages to the deceased smoker’s son, and $81 million in punitive damages. In September 2011, the court granted in part Lorillard Tobacco’s motion to reduce the jury’s damages awards and reduced the verdicts to the deceased smoker to $25 million and to the deceased smoker’s son to $10 million. The court did not reduce the punitive damages verdict, and it denied the other motions Lorillard Tobacco filed following trial that contested the jury’s verdict. In September 2011, the court also issued an order that addressed the claim based upon a Massachusetts consumer protection statute, which was not submitted to the jury in the trial. While the court made certain findings that were favorable to the plaintiffs on the consumer protection claim, it did not award additional damages to the plaintiffs on this claim. The court denied the various motions filed by Lorillard Tobacco following the entry of the order on the claim that was not submitted to the jury. In September 2011, the court entered a judgment that reflected the jury’s damages awards and the court’s reductions following trial. The judgment awarded plaintiffs interest on each of the three damages awards at the rate of 12% per year from the date the case was filed in 2004. Interest on the three awards was to continue to accrue until either the judgment was paid or was vacated on appeal. The judgment permitted plaintiff’s counsel to request an award of attorneys’ fees and costs. In November 2011, the court granted in part plaintiff’s counsel’s application for attorneys’ fees and costs and awarded approximately $2.4 million in fees and approximately $225,000 in costs. The court entered a final judgment that incorporated the amounts of the verdicts, as reduced by the trial court, the awards of interest, and the awards of attorneys’ fees and costs. Lorillard Tobacco noticed an appeal from the final judgment to the Massachusetts Appeals Court. In March 2012, plaintiff’s application for direct appellate review was granted, transferring the appeal to the Massachusetts Supreme Judicial Court. The parties’ arguments in this appeal were heard in December 2012. On June 11, 2013, the Massachusetts Supreme Judicial Court affirmed the compensatory damages award but remanded the case to the trial court for a new trial on the issue of punitive damages, finding that the jury was inadequately instructed regarding the application of various theories of negligence. The Massachusetts Supreme Judicial Court also vacated the judgment of the trial court pertaining to the claim based upon a Massachusetts consumer protection statute that was not submitted to the jury, and instructed the trial court to reconsider this claim in its entirety, (including the issue of liability, compensatory damages, attorneys’ fees and costs and whether to award double or treble damages), based solely on the relevant evidence presented at trial. Lorillard Tobacco filed a petition for rehearing, which was denied on July 26, 2013. In September 2013, plaintiff filed a motion seeking immediate entry of judgment on the compensatory damages award. At a status conference on September 17, 2013, the trial judge rejected defendant’s proposed procedures for retrial of plaintiff’s claims. Consequently, Lorillard Tobacco has incurred a charge of $79 million, including $35 million for compensatory damages plus statutory interest of 12% per year since June 28, 2004. This charge is reflected in selling, general and administrative expense for the third quarter 2013. This amount was paid in October 2013, and the case has been dismissed in its entirety and is now concluded.

Neither Lorillard Tobacco nor Lorillard, Inc. was a defendant in the ten other trials since January 1, 2010. Juries found in favor of the plaintiffs and awarded compensatory damages in four of these trials and also awarded $4.0 million in punitive damages in one of these trials. Defendants appealed the verdicts in two of these trials. The verdict in the first case was affirmed on appeal in July 2013; judgment has since been satisfied and this case is concluded.

As of October 17, 2013 the appeal in the second case remains pending. In September 2013, an agreement was reached between the parties in the third case and no further appellate review will be taken. Satisfaction of judgment has been filed and this case is concluded. Post-trial motions are pending in the fourth case. The plaintiff in another case was awarded $25 million in punitive damages in a retrial ordered by an appellate court in which the jury was permitted to consider only the amount of punitive damages to award. Defendants have appealed that verdict. Juries found in favor of the defendants in the five other trials. Three of these five cases have concluded. Plaintiffs in two of the cases did not pursue appeals. Plaintiff in the third case noticed an appeal, which was affirmed in February 2013, and then did not seek any further review. In December 2012, the Court granted a post-trial motion for a new trial filed by the plaintiff in the fourth case, however, the defendant’s motion for reconsideration was granted by the Court, and a new order was entered which denied plaintiff’s motion for a new trial. The plaintiff filed a petition for review of this decision with the Alaska Supreme Court, which was denied in April 2013. The plaintiff in the fifth case filed a motion for a new trial, which was denied in August 2013. This case is currently on appeal.

In rulings addressing cases tried in earlier years, some appellate courts have reversed verdicts returned in favor of the plaintiffs in whole or in part, while other judgments that awarded damages to smokers have been affirmed on appeal. Manufacturers have exhausted their appeals and have been required to pay damages to plaintiffs in fourteen individual cases since 2001. Punitive damages were paid to the smokers in six of these cases. Neither Lorillard Tobacco nor Lorillard, Inc. was a party to any of these matters.

As of October 17, 2013, there was one case scheduled for trial in 2013. Some cases are scheduled for trial in 2014. As of October 17, 2013, Lorillard Tobacco is a defendant in one of these cases. Lorillard, Inc. is not a defendant in any of these cases. Trial dates are subject to change.

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

Engle Progeny Cases are pending in various Florida state and federal courts. Some of the Engle Progeny Cases were filed on behalf of multiple plaintiffs. Various courts have entered orders severing the cases filed by multiple plaintiffs into separate actions. In 2009, one Florida federal court entered orders that severed the claims of approximately 4,400 Engle Progeny plaintiffs, initially asserted in a small number of multi-plaintiff actions, into separate lawsuits. In some cases, spouses or children of alleged former class members have also brought derivative claims. In 2011, approximately 500 cases that were among the 4,400 cases severed into separate lawsuits in 2009, filed by family members of alleged former class members, were combined with the cases filed by the smoker from which the family members’ claims purportedly derived. On August 1, 2013, Judge William G. Young of the District of Massachusetts took over responsibility for the Engle cases in the Middle District of Florida, Jacksonville Division. Judge Young issued an order that day that called for three groups of cases to be prepared for trial on the following schedule: approximately 50 cases to be made trial ready by January 2, 2014, approximately 107 cases to be made trial ready by May 2014, and approximately 120 cases to be made trial ready by September 2, 2014. Since the issuance of this order, fourteen of the cases to be prepared for trial have been dismissed.

Since January 2010 and through October 17, 2013, the United States District Court for the Middle District of Florida has dismissed a total of approximately 3,224 cases. In some instances, the plaintiffs whose cases were dismissed also were pursuing cases pending in other courts. In other instances, the attorneys who represented the plaintiffs asked the court to enter dismissal orders because they were no longer able to contact their clients. In September 2012, the Court dismissed approximately 589 cases for failure to comply with court deadlines and granted a motion that dismissed 211 additional cases for a variety of reasons. In November 2012, the Court granted a motion by defendants and dismissed an additional 36 cases as barred by the statute of limitations. In January 2013, the Court granted a motion by defendants and dismissed approximately 520 cases in which the plaintiffs were deceased at the time their personal injury lawsuits were filed. Plaintiffs appealed the dismissal of these 520 cases to the United States Court of Appeal for the Eleventh Circuit, and as of October 17, 2013, this appeal remains pending. In June 2013, the Court dismissed an additional approximately 440 cases for a variety of reasons. Plaintiffs have appealed the dismissal of approximately 70 of these cases, in which the plaintiffs were deceased at the time their personal injury lawsuits were filed or where the cases were barred by the statute of limitations. The Court granted plaintiffs’ motion to consolidate the appeals from the January and June orders dismissing these groups of federal cases. Other courts, including state courts, have entered orders dismissing additional cases.

Various intermediate state and federal Florida appellate courts have issued rulings that address the scope of the preclusive effect of the findings from the first phase of the Engle trial, including whether those findings relieve plaintiffs from the burden of proving certain legal elements of their claims. The Florida Supreme Court granted review in the Douglas case, in which a verdict awarding damages to the plaintiff was affirmed by an intermediate state Florida appellate court, to address the issue of whether a tobacco manufacturer’s due process rights are violated by reliance upon the Engle Phase I findings. On March 14, 2013, the Florida Supreme Court ruled that application of the Engle Phase I findings to establish certain elements of plaintiffs’ claims is not a violation of the Engle defendants’ due process rights. In order to prevail on either strict liability or negligence claims, the Court found that an Engle plaintiff must establish (i) membership in the Engle class; (ii) that addiction to smoking the Engle defendants’ cigarettes containing nicotine was a legal cause of the injuries the plaintiff alleged; and (iii) damages. On August 12, 2013, defendants filed a petition with the United States Supreme Court seeking review of the Florida Supreme Court’s decision. This petition for review was denied on October 7, 2013. The due process issue was also on appeal in the United States Court of Appeals for the Eleventh Circuit in two cases that had been consolidated for appeal: Duke and Walker. On September 6, 2013, the United States Court of Appeals for the Eleventh Circuit affirmed the verdicts in these cases, holding that the judgment of the Florida Supreme Court in Douglas should be given full faith and credit, and that deference to the decision in Douglas did not violate the due process rights of the defendant. The defendant has filed a petition for rehearing of the decision in Duke and Walker with the United States Court of Appeals for the Eleventh Circuit. As of October 17, 2013, the Court had not ruled on this petition.

Various courts, including appellate courts, have issued rulings that have addressed the conduct of the cases prior to trial. One intermediate state appellate court ruled in 2011 that plaintiffs are permitted to assert a claim against a cigarette manufacturer even if the smoker did not smoke a brand sold by that manufacturer. Defendants’ petition for review of this decision by the Florida Supreme Court was denied in August 2012. In March 2012, another intermediate state appellate court agreed with the 2011 ruling and reversed dismissals in a group of cases. In June and July 2013, the Florida Supreme Court denied defendants’ petitions for review of the intermediate appellate court’s decision in these cases. These rulings may limit the ability of the defendants, including Lorillard Tobacco and Lorillard, Inc., to be dismissed from cases in which smokers did not use a cigarette manufactured by Lorillard Tobacco. In October 2012, the Florida First District Court of Appeal affirmed the judgment awarding damages in one case, however the appeals court certified to the Florida Supreme Court the question of whether Engle class members may pursue an award of punitive damages based on claims of negligence or strict liability. As of October 17, 2013, the Florida Supreme Court had not announced whether it would grant review of this case. In June 2013, the Florida Supreme Court reversed an intermediate state appellate court and held that a plaintiff’s representative may continue to litigate an existing lawsuit after the original plaintiff has died. As of October 17, 2013, no petition seeking further review of this decision has been filed.

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

Lorillard Tobacco and Lorillard, Inc. are defendants in Engle Progeny Cases that have been placed on courts’ 2013 and 2014 trial calendars or in which specific trial dates have been set. Trial schedules are subject to change and it is not possible to predict how many of the cases pending against Lorillard Tobacco or Lorillard, Inc. will be tried in 2013. It also is not possible to predict whether some courts will implement procedures that consolidate multiple Engle Progeny Cases for trial.

As of October 17, 2013, trial was underway in one Engle Progeny Case in which Lorillard Tobacco is a defendant: Jacobson v. R. J. Reynolds Tobacco Company, et al. (Federal Court, Southern District, Florida). Lorillard, Inc. is not a defendant in this trial.

As of October 17, 2013, verdicts had been returned in fourteen Engle Progeny Cases in which Lorillard Tobacco was a defendant. Lorillard, Inc. was a defendant in one of these fourteen cases at the time of verdict. Juries awarded compensatory damages to the plaintiffs in eleven of these cases. In three of the eleven cases in which juries awarded compensatory damages, plaintiffs were awarded punitive damages from Lorillard Tobacco. In another case, the court entered an order following trial that awarded plaintiff compensatory damages. The fourteen cases are listed below in the order in which the verdicts were returned:

•

In Rohr v. R.J. Reynolds Tobacco Company, et al. (Circuit Court, Seventeenth Judicial Circuit, Broward County, Florida), a jury returned a verdict in favor of the defendants, including Lorillard Tobacco, in October 2010. Plaintiff in Rohr did not pursue an appeal and the case is concluded.

•

In Mrozek v. Lorillard Tobacco Company (Circuit Court, Fourth Judicial Circuit, Duval County, Florida), the jury awarded plaintiff a total of $6 million in compensatory damages and $11.3 million in punitive damages, in March 2011. The jury apportioned 35% of the fault for the smoker’s injuries to the smoker and 65% to Lorillard Tobacco. The final judgment entered by the trial court reflected the jury’s verdict and awarded plaintiff $3,900,588 in compensatory damages and $11,300,000 in punitive damages plus 6% annual interest. A motion filed by Lorillard Tobacco to disqualify the trial judge based on comments he made in another Engle Progeny trial was denied in July 2012 and a petition filed by Lorillard Tobacco requesting that the Florida First District Court of Appeal review that decision was denied in January 2013. In December 2012, the Florida First District Court of Appeal affirmed the final judgment awarding compensatory and punitive damages and Lorillard Tobacco’s motion for rehearing of the appellate court opinion was denied in February 2013. In March 2013, Lorillard Tobacco filed a notice with the Florida Supreme Court seeking review of the appellate court decision. In April 2013, the Florida Supreme Court ordered Lorillard Tobacco to show cause why the Florida Supreme Court’s decision in Douglas, which addressed the application of the Engle Phase I findings, is not controlling in this case. Lorillard Tobacco filed a response to this order in May 2013. As of October 17, 2013, the Florida Supreme Court had not announced whether it would grant review. The appellate court provisionally granted plaintiff’s motion for appellate attorneys’ fees, ruling that the trial court is authorized to award appellate fees if the trial court determines entitlement to attorneys’ fees. In June 2013, the trial court granted plaintiff’s motion for entitlement to trial court attorneys’ costs and fees and also determined that plaintiff was entitled to appellate attorneys’ fees. As of October 17, 2013, the trial court had not determined the amount of trial court or appellate fees to award.

•

In Tullo v. R.J. Reynolds, et al. (Circuit Court, Fifteenth Judicial Circuit, Palm Beach County, Florida), the jury awarded plaintiff a total of $4.5 million in compensatory damages, in April 2011. The jury assessed 45% of the fault to the smoker, 5% to Lorillard Tobacco and 50% to other defendants. The jury did not award punitive damages to the plaintiff. The court entered a final judgment that awarded plaintiff $225,000 in compensatory damages from Lorillard Tobacco plus 6% annual interest. Defendants noticed an appeal from the final judgment to the Florida Fourth District Court of Appeal. In August 2013, the Florida Fourth District Court of Appeal affirmed the final judgment awarding compensatory damages. Defendants filed a notice with the Florida Supreme Court seeking review of the appellate court decision. As of October 17, 2013, the Florida Supreme Court had not announced whether it would grant review. The appellate court provisionally granted plaintiff’s motion for appellate attorneys’ fees, ruling that the trial court is authorized to award appellate fees if the trial court determines entitlement to attorneys’ fees. As of October 17, 2013, the trial court had not determined the amount of trial court or appellate fees to award.

•

In Sulcer v. Lorillard Tobacco Company, et al. (Circuit Court, First Judicial Circuit, Escambia County, Florida), in April 2011, the jury awarded $225,000 in compensatory damages to the plaintiff and it assessed 95% of the fault for the smoker’s injuries to the smoker with 5% allocated to Lorillard Tobacco.

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

•

In Jewett v. R.J. Reynolds Tobacco Co., et al. (Circuit Court, Fourth Judicial Circuit, Duval County, Florida), the jury awarded the estate of the decedent $692,981 in compensatory damages and awarded the plaintiff $400,000 for loss of companionship in May 2011. The jury assessed 70% of the responsibility for the decedent’s injuries to the decedent, 20% to R.J. Reynolds and 10% to Lorillard Tobacco. The jury returned a verdict for the defendants regarding whether punitive damages were warranted. The final judgment entered by the trial court reflected the jury’s verdict and awarded plaintiff a total of $109,298 from Lorillard Tobacco plus 6% annual interest. In June 2012, an agreement was reached between the parties as to the amount of costs and attorneys’ fees incurred and plaintiff’s motion for costs and attorneys’ fees was withdrawn. In November 2012, the Florida First District Court of Appeal reversed the judgment awarding compensatory damages and ordered the case returned to the trial court for a new trial. In January 2013, the appellate court denied a motion filed by the plaintiff for rehearing of the decision reversing the judgment. Both the plaintiff and defendants have filed notices with the Florida Supreme Court seeking review of the appellate court decision. As of October 17, 2013, the Florida Supreme Court had not announced whether it would grant review of this case.

•

In Weingart v. R.J. Reynolds Tobacco Company, et al. (Circuit Court, Fifteenth Judicial Circuit, Palm Beach County, Florida), in July 2011, the jury determined that the decedent did not sustain any compensatory damages from the defendants, including Lorillard Tobacco, and it returned a verdict for the defendants that punitive damages were not warranted. The jury assessed 91% of the fault for the decedent’s injuries to the decedent, 3% to Lorillard Tobacco and 3% to each of the other two defendants. Following trial, the court granted in part a motion filed by the plaintiff to award damages and it awarded plaintiff $150,000 in compensatory damages. The court entered a final judgment that applied the jury’s comparative fault determinations to the court’s award of compensatory damages. The final judgment awarded plaintiff $4,500 from Lorillard Tobacco. Defendants noticed an appeal to the Florida Fourth District Court of Appeal from the order that awarded compensatory damages to the plaintiff and amended their notice of appeal to address the final judgment. On February 13, 2013, the Florida Fourth District Court of Appeal affirmed the final judgment awarding compensatory damages. Defendants filed a notice with the Florida Supreme Court seeking review of this decision. In March 2012, the court entered a judgment against the defendants for costs with Lorillard Tobacco’s share amounting to $43,081 plus 4.75% annual interest. Defendants noticed an appeal from this costs judgment. In June 2013, all defendants satisfied both the final judgment awarding compensatory damages and the costs judgment, with Lorillard Tobacco’s share amounting to approximately $50,000. Defendants’ petition for Florida Supreme Court review and the appeal from the costs judgment have been dismissed. This case is now concluded.

•

In Sury v. R.J. Reynolds Tobacco Company, et al. (Circuit Court, Fourth Judicial Circuit, Duval County, Florida), in November 2011, the jury awarded plaintiff $1,000,000 in compensatory damages and assessed 60% of the responsibility for the decedent’s injuries to the decedent, 20% to Lorillard Tobacco and 20% to R.J. Reynolds. The jury returned a verdict for the defendants regarding whether punitive damages were warranted. In March 2012, the court entered a final judgment against defendants in the amount of $1,000,000 plus 4.75% annual interest, declining to apply the jury’s comparative fault findings to causes of action alleging intentional conduct. In December 2012, Lorillard Tobacco reached an agreement with the plaintiff to resolve the trial costs and fees, should the judgment be upheld on appeal. On June 24, 2013, the Florida First District Court of Appeal affirmed the final judgment awarding compensatory damages to the plaintiff. Lorillard Tobacco’s motion for rehearing of this decision with the Florida First District Court of Appeal was denied in August 2013. The defendants have filed a petition with the Florida Supreme Court seeking review of this decision. As of October 17, 2013, the Florida Supreme Court had not announced whether it would grant review of this case.

•

In Alexander v. Lorillard Tobacco Company, et al. (Circuit Court, Eleventh Judicial Circuit, Miami-Dade County, Florida), the jury awarded plaintiff $20,000,000 in compensatory damages and $25,000,000 in punitive damages in February and March 2012. Lorillard Tobacco is the only defendant in this case. The jury apportioned 20% of the fault for the smoker’s injuries to the smoker and 80% to Lorillard Tobacco. In March 2012, the court entered a final judgment that applied the jury’s comparative fault determination to the court’s award of compensatory damages, awarding the plaintiff $16,000,000 in compensatory damages and $25,000,000 in punitive damages from Lorillard Tobacco. In May 2012, the court granted a motion by Lorillard Tobacco to lower the amount of compensatory damages and reduced the amount awarded to $10,000,000 from Lorillard Tobacco. Other post-trial motions challenging the verdict were denied. The court entered an amended final judgment that applied the jury’s comparative fault determination to the court’s award of compensatory damages, awarding the plaintiff $8,000,000 in compensatory damages and $25,000,000 in punitive damages, plus the statutory rate of interest, which is currently 4.75%. In September 2012, an agreement was reached between the parties as to the amount of costs and attorneys’ fees incurred, should the judgment be upheld on appeal. Lorillard Tobacco noticed an appeal from the amended final judgment to the Florida Third District Court of Appeal. On September 4, 2013, the Florida Third District Court of Appeal affirmed the amended final judgment awarding compensatory and punitive damages. Lorillard Tobacco has filed a motion for rehearing of this decision with the Florida Third District Court of Appeal. As of October 17, 2013, the Court had not ruled on this motion.

•

In Calloway v. R.J. Reynolds Tobacco Company, et al. (Circuit Court, Seventeenth Judicial Circuit, Broward County, Florida), the jury awarded plaintiff and a daughter of the decedent a total of $20,500,000 in compensatory damages in May 2012. The jury apportioned 20.5% of the fault for the smoker’s injuries to the smoker, 27% to R.J. Reynolds, 25% to Philip Morris, 18% to Lorillard Tobacco, and 9.5% to Liggett. The jury awarded $12,600,000 in punitive damages from Lorillard Tobacco and $42,250,000 from the other defendants, for a total punitive damages award of $54,850,000. In August 2012, the court granted a post-trial motion by the defendants and lowered the compensatory damages award to $16,100,000. The court also ruled that the jury’s finding on the plaintiff’s percentage of comparative fault would not be applied to reduce the compensatory damage award because the jury found in favor of the plaintiff on her claims alleging intentional conduct. In August 2012, the court entered final judgment against defendants in the amount of $16,100,000 in compensatory damages and $54,850,000 ($12,600,000 from Lorillard Tobacco) in punitive damages, plus the statutory rate of interest. The final judgment also granted plaintiff’s application for costs and attorneys’ fees, but as of October 17, 2013, the trial court had not awarded an amount. Defendants have noticed an appeal from the final judgment to the Florida Fourth District Court of Appeal.

•

In Evers v. R.J. Reynolds Tobacco Company, et al. (Circuit Court, Thirteenth Judicial Circuit, Hillsborough County, Florida), the jury awarded plaintiff and the estate of the decedent a total of $3,230,000 in compensatory damages in February 2013. The jury apportioned 31% of the fault for the smoker’s injuries to the smoker, 60% to R.J. Reynolds and 9% to Lorillard Tobacco. The jury found that punitive damages against Lorillard Tobacco were not warranted and awarded $12,362,042 in punitive damages from R.J. Reynolds Tobacco Company. The Court granted a post-trial motion by the defendants for a directed verdict on punitive damages and, as a result, the jury’s punitive damages award was set aside. The Court denied a motion filed by the plaintiff to reconsider the directed verdict. At a post-trial hearing, the plaintiff waived entitlement to the jury’s loss of services award which amounted to $280,000 of the total compensatory damages award. In May, 2013, the court entered a final judgment that applied the jury’s comparative fault determinations and awarded plaintiff and the estate of the decedent $2,035,500 in compensatory damages ($256,500 from Lorillard Tobacco), plus the statutory rate of interest. Plaintiff and defendants have both appealed the final judgment to the Florida Second District Court of Appeal. Plaintiff also filed a motion for entitlement to attorneys’ fees and costs. As of October 17, 2013, the trial court had not ruled on this motion.

•

In Cohen v. R.J. Reynolds Tobacco Company, et al. (Circuit Court, Fifteenth Judicial Circuit, Palm Beach County, Florida), the jury awarded plaintiff and the estate of the decedent a total of $2,055,050 in compensatory damages in May 2013. The jury apportioned 40% of the fault for the smoker’s injuries to the smoker, 30% to R.J. Reynolds, 20% to Lorillard Tobacco, and 10% to Liggett. The jury found that punitive damages were not warranted against any of the defendants. On May 6,

2013, the Court entered final judgment against defendants in the amount of $1,233,030 ($411,010 from Lorillard Tobacco) plus 4.75% annual interest. On July 10, 2013, the Court entered an order granting defendants’ motion for a new trial based on the plaintiff’s improper arguments during closing. This order effectively vacated the final judgment. Plaintiff has filed a notice of appeal from the order granting a motion for new trial to the Florida Fourth District Court of Appeal. Plaintiff has also filed a petition with the Florida Fourth District Court of Appeal seeking to disqualify the trial court judge from further consideration of this case. As of October 17, 2013, the Court had not ruled on this petition.

•

In LaMotte v. R.J. Reynolds Tobacco Company, et al. (Circuit Court, First Judicial Circuit, Escambia County, Florida), the jury returned a verdict in favor of the defendants in May 2013. The Court entered final judgment in favor of the defendants in May 2013. Plaintiff has agreed to waive any post-trial or appellate review of the verdict and judgment, and defendants have agreed not to seek to recover costs or fees. This case is concluded.

•

In Ruffo v. R.J. Reynolds Tobacco Company, et al. (Circuit Court, Eleventh Circuit, Miami-Dade County, Florida), the jury awarded plaintiff $1,500,000 in compensatory damages in May 2013. The jury apportioned 85% of the fault for the smoker’s injuries to the smoker, 12% to Philip Morris, and 3% to Lorillard Tobacco. Defendants’ post-trial motions challenging the verdict were denied. On October 4, 2013, the Court entered a final judgment against defendants that applied the jury’s comparative fault determinations and awarded plaintiff $225,000 in compensatory damages ($45,000 from Lorillard Tobacco) plus the statutory rate of interest which is currently 4.75%. Plaintiff has filed a motion seeking entitlement to attorneys’ costs and fees. As of October 17, 2013, the Court had not ruled on this motion.

•

In Gafney v. R.J. Reynolds Tobacco Company, et al. (Circuit Court, Fifteenth Judicial Circuit, Palm Beach County, Florida), the jury awarded plaintiff a total of $5,800,000 in compensatory damages in September 2013. The jury apportioned 34% of the fault for the smoker’s injuries to the smoker, 33% to R.J. Reynolds, and 33% to Lorillard Tobacco. Lorillard, Inc. was also a defendant in this trial but damages and comparative fault were not assessed separately for Lorillard, Inc. Because the jury found in favor of the defendants on the claims alleging intentional conduct, the plaintiff was not entitled to punitive damages. On September 26, 2013, the Court entered a final judgment that applied the jury’s comparative fault determinations and awarded the plaintiff a total of $3,828,000 in compensatory damages ($1,914,000 from Lorillard Tobacco), plus the statutory rate of interest. Plaintiff has filed a motion seeking entitlement to attorneys’ fees and costs and defendants have filed post-trial motions challenging the verdict. As of October 17, 2013, the Court had not ruled on these motions.

As of October 17, 2013, trial was not underway in any Engle Progeny Cases involving defendants other than Lorillard Tobacco or Lorillard, Inc.

As of October 17, 2013, verdicts have been returned in 92 Engle Progeny trials since the Florida Supreme Court issued its 2006 ruling that permitted members of the Engle class to bring individual lawsuits in which neither Lorillard Tobacco nor Lorillard, Inc. was a defendant at trial. Juries awarded compensatory damages and punitive damages in 30 of the trials. The 30 punitive damages awards have totaled approximately $707 million and have ranged from $20,000 to $244 million. In 28 of the trials, juries’ awards were limited to compensatory damages. In the 34 remaining trials, juries found in favor of the defendants. Post-trial motions challenging the verdicts in some cases and appeals from final judgments in some cases are pending before various Florida circuit and intermediate appellate courts. As of October 17, 2013, one verdict in favor of the defendants and three verdicts in favor of the plaintiff have been reversed on appeal and returned to the trial court for a new trial on all issues. In nine cases, the appellate courts have ruled that the issue of damages awarded must be revisited by the trial court. Motions for rehearing of these appellate court rulings are pending in some cases.

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

In September 2000, there were approximately 1,250 IPIC Cases, and Lorillard Tobacco was named in all but a few of them. Plaintiffs in most of the cases alleged injuries from smoking cigarettes, and the claims alleging injury from smoking cigarettes have been consolidated for a multi-phase trial. Approximately 645 IPIC Cases have been dismissed in their entirety. Lorillard Tobacco has been dismissed from approximately 565 additional IPIC Cases because those plaintiffs did not submit evidence that they used a Lorillard Tobacco product. These additional IPIC Cases remain pending against other cigarette manufacturers and some or all of the dismissals of Lorillard Tobacco could be contested in subsequent appeals. As of October 17, 2013, Lorillard Tobacco is a defendant in 31 of the pending IPIC Cases. Lorillard, Inc. was not a defendant in any of the IPIC Cases.

The first phase of the consolidated trial began April 15, 2013, and ended with a Phase I verdict entered by the jury on May 15, 2013. In its verdict, the jury found against plaintiffs on their claims against defendants for design defect, negligent design, failure to warn, concealment, breach of express warranty, and willful and wanton misconduct. The jury found for plaintiffs on their claim that all ventilated filter cigarettes manufactured and sold between 1964 and July 1, 1969 were defective because of a failure to instruct. In pleadings filed before trial, no plaintiff in a pending IPIC Case claims to have smoked a ventilated filtered cigarette manufactured and sold by Lorillard Tobacco between 1964 and July 1, 1969. Plaintiffs and defendants both filed post-trial motions on July 15, 2013. The trial court heard argument on those motions on August 13, 2013.

On September 16, 2013, the court entered a judgment on the jury’s Phase I verdict and entered a separate order denying the parties’ post-trial motions. Plaintiffs filed a motion to alter or amend the judgment on September 24, 2013, and defendants filed their opposition to that motion on October 2, 2013. On October 7, 2013, the court informed the parties that, on its own authority, it will vacate the September 16, 2013 judgment and order. The court stated that it intends to enter a new judgment reciting that: 1) ventilated cigarettes the defendants manufactured and sold between 1964 and July 1, 1969, were defective due to a failure to instruct; 2) all other cigarettes manufactured and sold by defendants were not defective; 3) defendants’ conduct did not justify an award of punitive damages; 4) there is no just reason for delaying entry of final judgment on the jury’s verdict; and 5) plaintiffs’ motion to alter or amend the September 16 judgment is denied as moot. The court also stated that it intends to enter an order that: 1) denies the parties’ post-trial motions; 2) makes final the dismissals of the approximately 645 IPIC cases that occurred before trial; and 3) states that there is no just cause for denying entry of final judgment in those cases. As of October 17, 2013, the court had not vacated the September 16 judgment and order or entered referenced judgment or order. It is possible that if a new judgment and order are entered, they may not conform in all respects to the court’s intent as described above.

The court has severed from the IPIC Cases those claims alleging injury from the use of tobacco products other than cigarettes, including smokeless tobacco and cigars (the “Severed IPIC Claims”). The Severed IPIC Claims involve 30 plaintiffs. Twenty-eight of these plaintiffs have asserted both claims alleging that their injuries were caused by smoking cigarettes as well as claims alleging that their injuries were caused by using other tobacco products. The former claims were included in the consolidated trial of the IPIC Cases, while the latter claims are among the Severed IPIC Claims. Lorillard Tobacco is a defendant in seven of the Severed IPIC Claims. Lorillard,

Inc. is not a defendant in any of the Severed IPIC Claims. Two plaintiffs have asserted only claims alleging that injuries were caused by using tobacco products other than cigarettes, and no part of their cases was included in the consolidated trial of the IPIC Cases (the “Severed IPIC Cases”). Neither Lorillard Tobacco nor Lorillard, Inc. is a defendant in either of the Severed IPIC Cases.

As of October 17, 2013, the Severed IPIC Claims and the Severed IPIC Cases were not subject to a trial plan. None of the Severed IPIC Claims or the Severed IPIC Cases was scheduled for trial as of October 17, 2013.

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

As of October 17, 2013, none of the Flight Attendant Cases were scheduled for trial.

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

“Lights” Class Action Cases. Neither Lorillard Tobacco nor Lorillard, Inc. is a defendant in the approximately 19 Class Action Cases in which plaintiffs’ claims are based on the allegedly fraudulent marketing of “light” or “ultra-light” cigarettes. Classes have been certified in some of these cases. In one of these cases, Craft v. Philip Morris USA (Circuit Court, City of St. Louis, Missouri, filed February 29, 2000), trial began in September 2011. In November 2011, the court ordered a mistrial when the jury was unable to reach a verdict. Retrial has been scheduled for January 2014. In another of the “lights” Class Action Cases, Good v. Altria Group, Inc., et al., the U.S. Supreme Court ruled in December 2008 that neither the Federal Cigarette Labeling and Advertising Act nor the Federal Trade Commission’s regulation of cigarettes’ tar and nicotine disclosures preempts (or bars) some of plaintiffs’ claims. In 2009, the Judicial Panel on Multidistrict Litigation consolidated various federal court “lights” Class Action Cases pending against Philip Morris USA or Altria Group and transferred those cases to the U.S. District Court of Maine (the “MDL cases”). The court denied plaintiffs’ motion for class certification filed in four of the

MDL Cases, and a federal appellate court declined to review the class certification order. Following the appellate court’s ruling, plaintiffs dismissed thirteen of the MDL Cases, including Good v. Altria Group, Inc., et al. In April, 2012, the Judicial Panel on Multidistrict Litigation entered an order transferring the four MDL cases that remained pending to the courts in which each originated. On September 23, 2013, in the “Lights” Class Action Case Brown v. The American Tobacco Company, Inc., et al. (Superior Court, San Diego County, California), the Court issued a Statement of Decision that granted judgment in favor of the defendant. The Court held that the defendant misrepresented the health benefits of its “light” cigarette but that plaintiffs were not entitled to restitution or injunctive relief. Final judgment was entered in favor of the defendant on October 15, 2013.

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

The final judgment and remedial order has not yet been fully implemented. Following trial, the final judgment and remedial order was stayed because the defendants, the government and several intervenors noticed appeals to the Circuit Court of Appeals for the District of Columbia. In May 2009, a three judge panel upheld substantially all of the District Court’s final judgment and remedial order. In September 2009, the Court of Appeals denied defendants’ rehearing petitions as well as their motion to vacate those statements in the appellate ruling that address defendants’ marketing of “low tar” or “lights” cigarettes, to vacate those parts of the trial court’s judgment on that issue, and to remand the case with instructions to deny as moot the government’s allegations and requested relief regarding “lights” cigarettes. The Court of Appeals stayed its order that formally relinquished jurisdiction of defendants’ appeal pending the disposition of the petitions for writ of certiorari to the U.S. Supreme Court that were noticed by the defendants, the government and the intervenors. In June 2010, the U.S. Supreme Court denied all of the petitions for writ of certiorari. The case has been returned to the trial court for implementation of the Court of Appeals’ directions in its 2009 ruling and for entry of an amended final judgment. On November 27, 2012, the court entered an order prescribing the language the defendants must include in the corrective statements defendants are to make on their websites and through other media. The court directed the parties to engage in discussions to implement those statements, and as of October 17, 2013, those discussions were still ongoing. On January 25, 2013, defendants appealed the court’s November 27, 2012 order to the U.S. Court of Appeals for the District of Columbia Circuit. On February 15, 2013, the Court of Appeals granted defendants’ unopposed motion to hold the appeal in abeyance pending the district court’s resolution of the issues regarding the implementation of the corrective statements. As of October 17, 2013, the district court had not entered an amended final judgment.

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

The State Settlement Agreements provide that the agreements are not admissions, concessions or evidence of any liability or wrongdoing on the part of any party, and were entered into by the Original Participating Manufacturers to avoid the further expense, inconvenience, burden and uncertainty of litigation. Lorillard recorded pretax charges for its obligations under the State Settlement Agreements of $369 million and $888 million for the three and nine months ended September 30, 2013, respectively, and $343 million and $1.045 billion for the three and nine months ended September 30, 2012, respectively. Lorillard’s portion of ongoing adjusted settlement payments and legal fees is based on its share of domestic cigarette shipments in the year preceding that in which the payment is due. Accordingly, Lorillard records its portions of ongoing adjusted settlement payments as part of cost of manufactured products sold as the related sales occur.

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

On December 17, 2012, the Participating Manufacturers, including Lorillard Tobacco, agreed to settle with 17 states and the District of Columbia and Puerto Rico disputes under the MSA involving payment adjustments relating to nonparticipating manufacturers. The Participating Manufacturers presented the settlement to the arbitration panel responsible for adjudicating the 2003 non-participating manufacturer (“NPM”) adjustment dispute with a request that the panel enter it as a partial settlement and award. On March 12, 2013, the arbitration panel issued a Stipulated Partial Settlement and Award that directed the Independent Auditor under the MSA to implement the settlement provisions involved, thereby allowing the settlement to proceed. Since the panel’s ruling, one additional state joined the settlement on April 12, 2013 and two additional states joined the settlement on May 24, 2013.

The settlement resolves the claims for the years 2003 through 2012 and puts in place a new method for calculating this adjustment beginning in 2013. Under the terms of the settlement, Lorillard and other manufacturers will receive credits against their future MSA payments over five years, and the signatory states will be entitled to receive their allocable share of the amounts currently being held in escrow resulting from these disputes. Lorillard currently expects to receive credits over five years of approximately $220 million on its outstanding claims, with $164 million having occurred in April 2013 and the remainder over the following four years. The estimate is subject to change depending upon a number of factors included in the calculation of the credit.

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

The arbitration proceeding will continue as to those states that have not settled. As of September 30, 2013, fourteen states that have not joined the settlement have taken action in state court to prevent the settlement from proceeding or to seek other relief related to the settlement. Two of the states also unsuccessfully sought to preliminary enjoin the implementation of the award. There is no assurance that such attempts will be resolved favorably to the Company.

On September 11, 2013, the arbitration panel responsible for adjudicating the 2003 NPM adjustment dispute issued a determination that six states failed to diligently enforce escrow provisions applicable to non-participating manufacturers. The six non-diligent states included Indiana, Kentucky, Missouri, New Mexico, Maryland, and Pennsylvania. Nine other states that did not participate in the settlement were considered by the arbitration panel because the OPMs contested their diligence as well. The arbitration panel found those nine states diligent. As a result of the panel’s ruling, the OPMs are entitled to receive $457.9 million, plus interest and earnings, with Lorillard’s share of the principal amount totaling $46.9 million. If the award is ultimately upheld after any state court challenges, the non-diligent states will receive reductions in future MSA payments they receive, and the OPMs and states found diligent will be entitled to receive amounts due to them through payments from the Disputed Payments Account and/or adjustments associated with future payments. No amount has been recorded in Lorillard’s financial statements related to this award as it is Lorillard’s expectation that the six states found non-diligent by the arbitration panel will contest the arbitration panel’s findings in their individual state MSA courts, and, as a result, it is uncertain this award will be realized.

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

Filter Cases

In addition to the above, claims have been brought against Lorillard Tobacco and Lorillard, Inc. by individuals who seek damages resulting from their alleged exposure to asbestos fibers that were incorporated into filter material used in one brand of cigarettes manufactured by a predecessor to Lorillard Tobacco for a limited period of time ending more than 50 years ago. As of October 17, 2013, Lorillard Tobacco was a defendant in 60 Filter Cases. Lorillard, Inc. was a defendant in two Filter Cases, including one that also names Lorillard Tobacco. Since January 1, 2011, Lorillard Tobacco has paid, or has reached agreement to pay, a total of approximately $30 million in settlements to finally resolve 122 claims, including the Lenney case, discussed below. The related expense was recorded in selling, general and administrative expenses on the consolidated statements of income. Since January 1, 2011, verdicts have been returned in the following four Filter Cases: Lenney v. Armstrong International, Inc., et al., tried in the Superior Court of California, San Francisco County; McGuire v. Lorillard Tobacco Company and Hollingsworth & Vose Company, tried in the Circuit Court, Division Four, of Jefferson County, Kentucky; Couscouris v. Hatch Grinding Wheels, et al., tried in the Superior Court of the State of California, Los Angeles; and DeLisle v. A.W. Chesterton Company, et al., tried in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida. In the Lenney trial, the jury found in favor of the plaintiffs as to their claims for compensatory damages and damages for loss of consortium, but it determined that plaintiffs were not entitled to an award of punitive damages from Lorillard Tobacco or Hollingsworth & Vose. Pursuant to the terms of a 1952 agreement between P. Lorillard Company and H&V Specialties Co., Inc. (the manufacturer of the filter material), Lorillard Tobacco is required to indemnify Hollingsworth & Vose for legal fees, expenses, judgments and resolutions in cases and claims alleging injury from finished products sold by P. Lorillard Company that contained the filter material. The final judgment entered by the trial court awarded plaintiffs a total of approximately $1.1 million in compensatory damages, damages for loss of consortium and costs from Lorillard Tobacco and Hollingsworth & Vose. Lorillard Tobacco and Hollingsworth & Vose noticed an appeal to the California Court of Appeals. In 2012, Lorillard Tobacco reached agreement with the plaintiffs to resolve plaintiffs’ pending claims, and any claims they might assert in the future, for an amount that is included in the above total for settlements reached since January 1, 2011. The jury in the McGuire case returned a verdict for Lorillard Tobacco and Hollingsworth & Vose, and the Court entered final judgment in May 2012. Plaintiff’s appeal is pending in the Kentucky Court of Appeals. On October 4, 2012, the jury in the Couscouris case returned a verdict for Lorillard Tobacco and Hollingsworth & Vose, and the court entered final judgment on November 1, 2012. On June 17, 2013, the California Court of Appeal for the Second Appellate District entered an order dismissing the appeal of the final judgment pursuant to plaintiffs’ request. On September 13, 2013, the jury in the DeLisle case found in favor of the plaintiffs as to their claims for negligence and strict liability, and awarded $8 million. Lorillard Tobacco Company is responsible for 44%, or $3.52 million. As of October 17, 2013, judgment has not yet been entered. As of October 17, 2013, 31 Filter Cases were scheduled for trial or have been placed on courts’ trial calendars. Trial dates are subject to change.

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

In the Kansas case, the District Court of Seward County certified a class of Kansas indirect purchasers in 2002. In July 2006, the Court issued an order confirming that fact discovery was closed, with the exception of privilege issues that the Court determined, based on a Special Master’s report, justified further fact discovery. In October 2007, the Court denied all of the defendants’ privilege claims, and the Kansas Supreme Court thereafter denied a petition seeking to overturn that ruling. On March 23, 2012, The District Court of Seward County granted the defendants’ motions for summary judgment dismissing the Kansas suit. Plaintiff’s motion for reconsideration was denied. On July 18, 2012, plaintiff filed a notice of appeal to the Court of Appeals for the State of Kansas. Briefing on plaintiff’s appeal has been completed and argument in the Court of Appeals is scheduled for December 11, 2013.

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

21.	Subsequent Event

On October 1, 2013, Lorillard acquired all of the assets and operations of SKYCIG®, a British-based electronic cigarette (e-cigarette) business for approximately £30 million (approximately $49 million) in cash paid at closing and contingent consideration of up to an additional £30 million (approximately $49 million at October 1, 2013 exchange rates) to be paid in 2016 based on the achievement of certain financial performance benchmarks.

The acquisition provides Lorillard with a major UK electronic cigarette brand and, along with its leading U.S. electronic cigarette brand – blu eCigs®, a global presence in the rapidly growing worldwide e-cigarette category. SKYCIG is expected to benefit from Lorillard’s significant sales, marketing, regulatory, research and development expertise to further strengthen its competitive position in the UK e-cigarette market.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our historical consolidated financial statements and the notes related to those financial statements included in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 (the “Form 10-Q”). In addition to historical information, the following discussion contains forward-looking statements based on current expectations that involve risks and uncertainties. Investors are cautioned not to place undue reliance on these forward-looking statements. Statements preceded by, followed by or that otherwise include the words “believe,” “expect,” “anticipate,” “intend,” “project,” “estimate,” “plan,” “may increase,” “may fluctuate” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” “may” and “could” are generally forward-looking in nature and are not historical facts. Actual results and the timing of certain events may differ significantly from those projected in such forward-looking statements due to a number of factors, including those risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2012 (the “Form 10-K”) and those risk factors set forth in “Business Environment” below, in Part II, “Item 1A. Risk Factors” and elsewhere in this Form 10-Q. Except for our ongoing obligations to disclose material information under the federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events unless required by law. For any forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States (“GAAP”).

The terms “Lorillard,” “we,” “our” and “us” refer to Lorillard, Inc., a Delaware corporation, and its subsidiaries. The terms “Lorillard, Inc.” and the “Company” refer solely to the parent company and “Lorillard Tobacco” refers solely to Lorillard Tobacco Company, the principal subsidiary of Lorillard, Inc.

Overview

Lorillard, Inc. (NYSE: LO), through its Lorillard Tobacco Company subsidiary, is the third largest manufacturer of cigarettes in the United States. Founded in 1760, Lorillard is the oldest continuously operating tobacco company in the United States. Newport, our flagship premium cigarette brand, is the top selling menthol and second largest selling cigarette brand overall in the United States based on gross units sold in the first nine months of 2013 and in the full year 2012. In addition to the Newport brand, our product line has four additional cigarette brand families marketed under the Kent, True, Maverick and Old Gold brand names. These five cigarette brands include 43 different product offerings which vary in price, taste, flavor, length and packaging. In the United States and certain U.S. possessions and territories, we shipped 30.1 billion cigarettes in the first nine months of 2013 and 40.2 billion cigarettes for the full year 2012. Lorillard, through its other subsidiaries, is also a leading global electronic cigarette company, marketed under the blu eCigs and SKYCIG brands. Newport, Kent, True, Maverick, Old Gold, blu eCigs and SKYCIG are the registered trademarks of Lorillard and its subsidiaries. We sold our major trademarks outside of the United States in 1977. We maintain our corporate headquarters and manufacture all of our traditional cigarette products in our Greensboro, North Carolina facilities.

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

•

The domestic cigarette market continues to contract. As a result of price increases, restrictions on advertising, promotions and smoking in public and private facilities, increases in regulation and excise taxes, health concerns, a decline in the social acceptability of smoking, increased pressure from anti-tobacco groups and other factors, domestic cigarette shipments have decreased at a compound rate of approximately 3.6% from the twelve months ended September 30, 2003 through the twelve months ended September 30, 2013.

•

Increases in cigarette prices since 1998 have led to an increase in the volume of discount and, specifically, deep discount cigarettes. Cigarette price increases have been driven by increases in federal, state and local excise taxes and by manufacturer price increases. Price increases have led, and continue to lead, to high levels of discounting and other promotional activities for premium brands. Deep discount brands have grown from an estimated domestic shipment share in 1998 of less than 2.0% to an estimated share of 13.8% for the three months ended September 30, 2013, and continue to be a significant competitive factor in the domestic cigarette market. We do not have sufficient empirical data to determine whether the increased price of cigarettes has deterred consumers from starting to smoke or encouraged them to quit smoking, but it is likely that increased prices may have had an adverse effect on consumption and may continue to do so.

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

•

On June 27, 2011, the FDA provided a progress report on its review of the science related to menthol cigarettes. In that update, the FDA stated that “[e]xperts within the FDA Center for Tobacco Products are conducting an independent review of the science related to the impact [of menthol] in cigarettes on public health …” On January 26, 2012, the FDA stated that its independent review had been submitted to the peer review panel and comments had been received from the panel on the report. On July 24, 2013, the FDA made available its preliminary scientific evaluation (“PSE”) of public health issues related to the use of menthol in cigarettes and peer review comments thereto. In the PSE, the FDA concluded that menthol cigarettes likely pose a public health risk above that seen with nonmenthol cigarettes. The FDA also acknowledged that it needed additional information on the impact of menthol in cigarettes. Accordingly, the FDA issued an Advance Notice of Proposed Rulemaking (“ANPRM”) seeking comments on the PSE and requesting additional information related to potential regulatory options it might consider for the regulation of menthol. In addition, the FDA announced that it is funding new research on, among other things, the differences between menthol and nonmenthol cigarettes to obtain information to assist FDA in making informed decisions related to potential regulation of menthol in cigarettes. The FDA established a 60-day comment period for the ANPRM and PSE, and said it will consider all comments and other information submitted to determine what, if any, regulatory action is appropriate. On September 11, 2013, the FDA extended the comment period for an additional 60 days to November 22, 2013. The Company intends to provide comments on the ANPRM and PSE within the comment period.

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

•

In February 2011, we, along with RJR Tobacco, filed a lawsuit in the U.S. District Court for the District of Columbia against the FDA challenging the composition of the TPSAC because of the FDA’s appointment of certain voting members with significant financial conflicts of interest. We believe these members are financially biased because they regularly testify as expert witnesses against tobacco-product manufacturers, and because they are paid consultants for pharmaceutical companies that develop and market smoking-cessation products. The suit similarly challenges the presence of certain conflicted individuals on the Constituents Subcommittee of the TPSAC. The complaint seeks a judgment (i) declaring that, among other things, the appointment of the conflicted individuals to the TPSAC (and its Constituents Subcommittee) was arbitrary, capricious, an abuse of discretion, and otherwise not in compliance with the law because it prevented the TPSAC from preparing a report that was unbiased and untainted by conflicts of interest, and (ii) enjoining the FDA from, among other things, relying on the TPSAC’s report. The FDA filed a motion to dismiss this action which the court denied in August 2012. In October 2012, the FDA filed its answer to the amended complaint. The parties completed the briefing for summary judgment motions on September 20, 2013 and expect a hearing on the summary judgment motions in the fourth quarter 2013.

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

•

Electronic cigarettes are generally less regulated than cigarettes. However, the FDA indicated that it intends to regulate electronic cigarettes under the FSPTCA through the issuance of deeming regulations that would include electronic cigarettes under the definition of a “tobacco product” under the FSPTCA subject to the FDA’s jurisdiction. As of October 17, 2013, the FDA had not taken such action. We cannot predict the scope of such regulations or the impact they may have on our electronic cigarette business, though if enacted, they could have a material adverse effect on our electronic cigarette business in the future.

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

•

Substantial federal, state and local excise taxes are reflected in the retail price of cigarettes. For the nine months ended September 30, 2013, the federal excise tax was $1.0066 per pack and combined state and local excise taxes ranged from $0.17 to $5.85 per pack. For the nine months ended September 30, 2013, there were three state excise tax increases implemented including a $1.60 per pack increase in Minnesota, effective July 1, 2013, and a $1.00 per pack increase in Massachusetts, effective July 31, 2013. In addition, in 2012, New Hampshire passed legislation that decreased the cigarette tax by $0.10 per pack, but provided for the tax to revert to the original amount if certain revenue goals were not reached. These goals were not reached and the tax increased by $0.10 per pack on August 1, 2013. There was also a tax increase in Cook County, Illinois of $1.00 per pack, effective March 1, 2013. On June 21, 2010, New York state legislature approved a $1.60 per pack state excise tax increase that was implemented on July 1, 2010. The federal excise tax on cigarettes increased by $0.6166 per pack to $1.0066 per pack, effective April 1, 2009, to finance health insurance for children. It is likely that increases in excise and similar taxes have had an adverse impact on sales of cigarettes and that the most recent increase and future increases, the extent of which cannot be predicted, could result in further volume declines for the cigarette industry, including us, and an increased sales shift toward deep discount cigarettes rather than premium brands. In addition, we and other cigarette manufacturers and importers are required to pay an assessment under a federal law designed to fund payments to tobacco quota holders and growers and are required to pay an annual user fee to the FDA.

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

The following table presents selected Lorillard and industry cigarette shipment data for the three and nine months ended September 30, 2013 and 2012.

Selected Industry Data

	Three Months Ended September 30,		Nine Months Ended September 30,
(Volume in billions)	2013	2012	2013	2012
Lorillard total domestic unit volume (1), (3)	10.271	9.896	29.577	29.644
Industry total domestic unit volume (1), (3)	72.332	72.339	206.541	215.322

Lorillard’s premium volume as a percentage of its total volume (2)	85.7%	84.7%	85.8%	85.0%
Newport’s share of Lorillard’s total volume (2)	84.9%	83.8%	85.0%	84.1%
Newport’s share of Lorillard’s Cigarettes Segment net sales (2)	88.1%	87.4%	88.2%	87.8%

(1)	Source: Management Science Associates, Inc. (“MSAI”), an independent third-party database management organization that collects wholesale shipment data from various cigarette manufacturers. MSAI divides the cigarette market into two price segments, the premium price segment and the discount or reduced price segment. MSAI’s information relating to unit sales volume of certain of the smaller, primarily deep discount, cigarette manufacturers is based on estimates derived by MSAI. Management believes that volume information for deep discount manufacturers may be understated.
(2)	Source: Lorillard shipment reports.
(3)	Domestic unit volume includes cigarette units sold as well as promotional cigarette units and excludes volumes for Puerto Rico and U.S. Possessions.

The following table presents selected Lorillard and industry retail cigarette market share data for the three and nine months ended September 30, 2013 and 2012, based on Lorillard’s proprietary retail shipment data, “EXCEL”, which reflects shipments from wholesalers to retailers.

Selected Domestic Retail Cigarette Market Share Data(1)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013		2012		2013		2012
Lorillard’s share of the retail market	14.9%		14.4%		14.9%		14.4%
Lorillard’s share of the premium market	17.3%		16.7%		17.3%		16.7%
Lorillard’s share of the menthol market (2)	40.4%		39.6%		40.5%		39.6%

Newport’s share of the retail market	12.6%		12.1%		12.6%		12.1%
Newport’s share of the premium market Newport’s share of the menthol market (2)	17.2 37.2	% %	16.5 36.4	% %	17.2 37.3	% %	16.5 36.4	% %
Total menthol segment market share for the industry (2)	31.4%		31.0%		31.4%		31.0%
Total discount segment market share for the industry	26.5%		26.9%		26.5%		26.6%

(1)	Source: Lorillard’s proprietary retail shipment data, EXCEL, which reflect shipments from wholesalers to retailers.
(2)	Lorillard has made certain adjustments to its proprietary retail shipment data to reflect management’s judgment as to which brands are included in the menthol segment.

The market for electronic cigarettes is evolving at a fast pace and is fragmented, with many companies competing with similar product offerings. In the competition for retail presence, blu eCigs has differentiated itself from the competition with unique technology, impactful displays and point of sale materials. As a result of these efforts, blu eCigs are now sold in more than 127,000 retail outlets. According to our proprietary EXCEL database which now includes electronic cigarettes, blu eCigs domestic retail market share of the electronic cigarettes market for the third quarter was approximately 49%. The method of distribution for many competing companies is predominately over the internet, with a smaller number of competitors currently having significant presence at retail.

Results of Operations

Three and Nine Months Ended September 30, 2013 Compared to the Three and Nine Months Ended September 30, 2012

Lorillard Consolidated Results

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in millions)		(in millions)
Net sales (a)	$1,827	$1,661	$5,208	$4,919
Cost of sales (a),(b)	1,158	1,059	3,148	3,181

Gross profit	669	602	2,060	1,738
Selling, general and administrative	211	122	501	382

Operating income	458	480	1,559	1,356
Investment income	—	1	2	3
Interest expense	(45)	(38)	(128)	(114)

Income before income taxes	413	443	1,433	1,245
Income taxes	155	160	535	455

Net income	$258	$283	$898	$790

(a)	Includes excise taxes of $517, $498, $1,488 and $1,491, respectively.
(b)	Cost of sales includes:
-	$369, $343, $888 and $1,045 to accrue obligations under the State Settlement Agreements, respectively.
-	$30, $26, $92 and $89 to accrue obligations under the Federal Assessment for Tobacco Growers, respectively.
-	$18, $16, $54 and $50 to accrue Food and Drug Administration user fees, respectively.

Cigarettes Segment Results

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in millions)		(in millions)
Net sales (a)	$1,764	$1,647	$5,031	$4,897
Cost of sales (a),(b)	1,110	1,049	3,025	3,164

Gross profit	654	598	2,006	1,733
Selling, general and administrative	196	113	456	371

Operating income	$458	$485	$1,550	$1,362

(a)	Includes excise taxes of $517, $498, $1,488 and $1,491, respectively.
(b)	Cost of sales includes:
-	$369, $343, $888 and $1,045 to accrue obligations under the State Settlement Agreements, respectively.
-	$30, $26, $92 and $89 to accrue obligations under the Federal Assessment for Tobacco Growers, respectively.
-	$18, $16, $54 and $50 to accrue Food and Drug Administration user fees, respectively

Three Months Ended September 30, 2013 Compared to the Three Months Ended September 30, 2012

Net sales. Cigarette net sales increased by $117 million, or 7.1%, from $1.647 billion for the three months ended September 30, 2012 to $1.764 billion for the three months ended September 30, 2013. Cigarette net sales increased due to higher cigarette unit sales volume ($72 million, including $19 million of federal excise tax) and higher average net cigarette selling prices of $45 million which reflects price increases in June and December 2012 and June 2013.

Total Lorillard wholesale cigarette unit volume, which includes Puerto Rico and U.S. Possessions, increased 3.5% for the third quarter of 2013 compared to the corresponding period of 2012. Domestic wholesale cigarette unit volume, which excludes Puerto Rico and U.S. Possessions, increased 3.8% for the third quarter of 2013 compared to the corresponding period of 2012. The Company estimates total cigarette industry domestic wholesale shipments were flat for the third quarter of 2013 compared to the third quarter of 2012. Adjusting for the impact of changes in wholesale inventory patterns and differences in quarterly shipping calendars, Lorillard domestic wholesale shipments were up slightly in the third quarter of 2013 versus year ago, significantly outperforming adjusted total cigarette industry domestic wholesale shipments which decreased an estimated 3.5% to 4.0% during the quarter compared to the third quarter of 2012.

Total wholesale unit volume for Newport, the Company’s flagship brand, increased 4.9% for the third quarter of 2013 compared to the corresponding period of 2012. Domestic wholesale cigarette unit volume for Newport, which excludes Puerto Rico and U.S. Possessions, increased 5.3% for the third quarter versus year ago. Adjusting for inventory fluctuations and calendar differences, Newport domestic volume increased approximately 1.6% versus year ago. Domestic wholesale shipments for Maverick, the Company’s leading discount brand, decreased 2.5% for the third quarter of 2013 compared to the third quarter of 2012.

Based on Lorillard’s proprietary retail shipment data (“EXCEL”), which measures shipments from wholesale to retail and is unaffected by wholesale inventory changes, Lorillard’s third quarter 2013 domestic retail market share once again posted solid gains, increasing 0.5 share points versus year ago to 14.9%. Newport’s domestic retail market share reached 12.6%, an increase of 0.5 share points compared to the third quarter of 2012. Lorillard’s domestic retail share of the menthol market reached 40.4%, an increase of 0.8 share points compared to the third quarter of 2012. Gains in market share were primarily attributable to the continued strengthening of Newport Menthol in its core geographies, continued success in expansion markets and the volume impact of Newport Smooth Select’s introduction in the second quarter of 2013.

Cost of sales. Cost of sales increased by $61 million, or 5.8%, from $1.049 billion for the three months ended September 30, 2012 to $1.110 billion for the three months ended September 30, 2013. Cost of sales reflects higher expenses related to the State Settlement Agreements, higher unit sales volume, higher cigarette raw material input costs (primarily tobacco and other direct costs) and higher Food and Drug Administration fees. We recorded pre-tax charges for our obligations under the State Settlement Agreements of $369 million and $343 million for the three months ended September 30, 2013 and 2012, respectively, an increase of $26 million. The $26 million increase is due to higher unit sales volume ($12 million), $10 million unfavorable impact of the inflation adjustment and higher other adjustments of $9 million, partially offset by the favorable impact of $5 million on Lorillard’s tobacco settlement expense in the third quarter of 2013 as a result of the settlement with some states to resolve certain MSA payment adjustment disputes approved by the arbitration panel in March 2013.

Gross profit. Gross profit was $654 million, or 37.1% of net sales, in the third quarter of 2013 and $598 million, or 36.3% of net sales, in the third quarter of 2012. The increase in gross profit reflects higher average net cigarette selling prices and increased cigarette unit sales volume, and the increase in gross profit margin reflects higher average net cigarette selling prices.

Selling, general and administrative. Selling, general and administrative costs increased $83 million to $196 million in the three months ended September 30, 2013 compared to the three months ended September 30, 2012, due to $79 million in accrued costs related to compensatory damages and statutory interest to dismiss the Evans case and $4 million of expenses incurred in conjunction with the acquisition of SKYCIG.

Lorillard Tobacco was the only defendant in Evans v. Lorillard Tobacco Company, a conventional product liability case. Following a jury trial, the trial court entered judgment for $35 million in compensatory damages, $81 million in punitive damages and statutory interest on each of the awards at the rate of 12% per year from the date the case was filed in 2004. Lorillard Tobacco appealed the final judgment to the Massachusetts Supreme Judicial Court, which in June 2013 affirmed the compensatory damages award but remanded the case to the trial court for a new trial on the issue of punitive damages, among other things. Lorillard Tobacco has incurred a charge of $79 million, including $35 million for compensatory damages plus statutory interest of 12% per year since June 28, 2004. The case is now dismissed in its entirety, including the potential for punitive or other damages.

Operating income. Operating income for the Cigarettes segment decreased $27 million to $458 million in the third quarter of 2013 from $485 million in the third quarter of 2012.

Nine Months ended September 30, 2013 Compared to Nine Months ended September 30, 2012

Net sales. Cigarette net sales increased by $134 million, or 2.7%, from $4.897 billion for the nine months ended September 30, 2012 to $5.031 billion for the nine months ended September 30, 2013. Cigarette net sales increased due to higher average net cigarette selling prices of $143 million which reflects price increases in June and December 2012 and June 2013, partially offset by lower cigarette unit sales volume ($9 million, including $3 million of federal excise tax).

Total Lorillard first nine months 2013 wholesale cigarette unit volume, which includes Puerto Rico and U.S. Possessions, decreased 0.1% compared to a year ago. Domestic wholesale cigarette unit volume, which excludes Puerto Rico and U.S. Possessions, decreased 0.2% for the first nine months compared to the corresponding period of 2012. Changes in wholesale inventory patterns are estimated to have had an insignificant impact on the Company’s domestic wholesale shipment comparisons during the first nine months of 2013. Total cigarette industry domestic wholesale shipments decreased an estimated 4% for the first nine months of 2013 compared to the first nine months of 2012.

Total wholesale unit volume for Newport, the Company’s flagship brand, increased 0.9% in the first nine months versus year ago. Domestic wholesale cigarette unit volume for Newport, which excludes Puerto Rico and U.S. Possessions, increased 0.8% for the first nine months of 2013 compared to the corresponding period of 2012. Domestic wholesale shipments for Maverick, the Company’s leading discount brand, decreased 4.4% during the same period.

Based on EXCEL, Lorillard’s domestic retail market share once again posted strong gains in the first nine months of 2013, increasing 0.5 share points to 14.9%. Newport’s domestic retail market share reached 12.6% for the first nine months, an increase of 0.5 share points versus year ago. Lorillard’s domestic retail share of the menthol market reached 40.5% for the first nine months, an increase of 0.9 share points compared to year ago. Gains in market share were primarily attributable to the continued strengthening of Newport Menthol in its core geographies, continued success in expansion markets and the volume impact of Newport Smooth Select’s introduction in the second quarter of 2013.

Cost of sales. Cost of sales decreased by $139 million, or 4.4%, from $3.164 billion for the nine months ended September 30, 2012 to $3.025 billion for the nine months ended September 30, 2013. Cost of sales reflects lower expenses related to the State Settlement Agreements and lower unit sales volume, partially offset by higher cigarette raw material input costs (primarily tobacco and other direct costs) and higher Food and Drug Administration fees. We recorded pre-tax charges for our obligations under the State Settlement Agreements of $888 million and $1.045 billion for the nine months ended September 30, 2013 and 2012, respectively, a decrease of $157 million. The $157 million decrease is due to the favorable impact of $176 million on Lorillard’s tobacco settlement expense in the first nine months of 2013 of the reduction in Lorillard’s MSA payments as a result of the settlement with some states to resolve certain MSA payment adjustment disputes approved by the arbitration panel in March 2013, lower unit sales volume ($11 million) and other adjustments of $20 million (including $7 million resulting from a competitor’s adjustments in the first quarter of 2012 to certain historical components of the calculation of the industry Volume Adjustment Offset under the State Settlement Agreements), offset partially by a $22 million unfavorable impact of the industry Volume Adjustment Offset under the State Settlement Agreements associated with the settlement to resolve certain MSA payment adjustment disputes above and the inflation adjustment ($28 million).

Gross profit. Gross profit was $2.006 billion, or 39.9% of net sales, in the first nine months of 2013 and $1.733 billion, or 35.4% of net sales, in the first nine months of 2012. The increase in gross profit and gross profit margin reflects higher average net cigarette selling prices and lower costs related to the State Settlement Agreements.

Selling, general and administrative. Selling, general and administrative costs increased $85 million to $456 million in the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012, primarily due to $79 million in accrued costs related to compensatory damages and statutory interest to dismiss the Evans case and $20 million in estimated costs to comply with or otherwise resolve the U.S. Government Case judgment, offset partially by lower legal defense costs related to the Engle Progeny litigation.

Operating income. Operating income for the Cigarettes segment increased $188 million to $1.550 billion in the first nine months of 2013 from $1.362 billion in the first nine months of 2012.

Electronic Cigarettes Segment Results

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012*
	(in millions)		(in millions)
Net sales	$63	$14	$177	$22
Cost of sales	48	10	123	17

Gross profit	15	4	54	5
Selling, general and administrative	15	9	45	11

Operating income/(loss)	$—	$(5)	$9	$(6)

*	Results for the nine months ended September 30, 2012 provided above are not comparable to the results for the nine months ended September 30, 2013 as Lorillard purchased blu eCigs on April 24, 2012.

Three and Nine Months Ended September 30, 2013 Compared to the Three and Nine Months Ended September 30, 2012

Net sales. Net sales for the Electronic Cigarettes segment were $63 million and $177 million for the three and nine months ended September 30, 2013, respectively, compared to $14 million and $22 million for the three and nine months ended September 30, 2012, respectively. Strong sales of blu eCigs resulted from significant brand building activities highlighted by a national television advertising campaign, expansion of retail distribution into a total of over 127,000 retail outlets, the launch of a new, lower priced rechargeable kit and strong repeat purchases.

According to EXCEL which includes electronic cigarettes beginning in the fourth quarter of 2012, blu eCigs domestic retail market share of the electronic cigarettes market was approximately 49% for the third quarter 2013 and approximately 44% for the first nine months of 2013.

Cost of sales. Cost of sales for the Electronic Cigarettes segment was $48 million and $123 million for the three and nine months ended September 30, 2013, respectively, compared to $10 million and $17 million for the three and nine months ended September 30, 2012, respectively.

Gross profit. Gross profit was $15 million, or 23.8% of net sales, and $54 million, or 30.5% of net sales, for the three and nine months ended September 30, 2013, respectively, compared to $4 million, or 28.6% of net sales, and $5 million, or 22.7% of net sales for the three and nine months ended September 30, 2012, respectively. Gross profit and gross profit margin for the third quarter of 2013 was negatively impacted by the change in product offering arising from the introduction of our new lower priced rechargeable kit that began shipping to wholesale late in the second quarter of 2013.

Selling, general and administrative. Selling, general and administrative costs were $15 million and $45 million for the three and nine months ended September 30, 2013, respectively, compared to $9 million and $11 million for the three and nine months ended September 30, 2012, respectively. Selling, general and administrative costs include marketing and administrative costs associated with the blu eCigs’ national retail roll-out.

Operating income. Operating income/(loss) for the Electronic Cigarettes segment was $0 and $9 million for the three and nine months ended September 30, 2013, respectively, compared to $(5) million and $(6) million for the three and nine months ended September 30, 2012, respectively.

Lorillard Consolidated Results

Interest expense. Interest expense increased $7 million and $14 million for the three and nine months ended September 30, 2013, respectively, compared to the three and nine months ended September 30, 2012, and reflects interest on the Senior Notes issued in the third quarter of 2012 and the second quarter of 2013.

Income taxes. Income taxes decreased $5 million or 3.1% from $160 million for the three months ended September 30, 2012 to $155 million for the three months ended September 30, 2013. The change reflects the decrease in income before income taxes of $30 million, or 6.8%, partially offset by an increase in the effective tax rate from 36.2% to 37.5% for the three months ended September 2012 and 2013, respectively. The rate increase is mainly due to a decrease in the Company’s manufacturing deduction in 2013 and a change in state tax law during the third quarter of 2013 that negatively impacted the tax rate.

Income taxes increased $80 million or 17.6% from $455 million for the nine months ended September 30, 2012 to $535 million for the nine months ended September 30, 2013. The change reflects the increase in income before income taxes of $188 million, or 15.1%, and an increase in the effective tax rate from 36.5% to 37.3% for the nine months ended September 30, 2012 and 2013, respectively. The rate increase is mainly due to a decrease in the Company’s manufacturing deduction in 2013 and a change in state tax law during the third quarter of 2013 that negatively impacted the tax rate.

Liquidity and Capital Resources

Our cash and cash equivalents of $1.490 billion at September 30, 2013 were invested in prime money market funds.

Our short-term and long-term investments totaled $145 million and $88 million as of September 30, 2013, respectively. Short-term and long-term investments consist of investment grade debt securities, all of which are classified as available for sale.

Cash Flows

Cash flow from operating activities. The principal source of liquidity for our business and operating needs is internally generated funds from our operations. We generated net cash flow from operations of $735 million for the nine months ended September 30, 2013 compared to $641 million for the nine months ended September 30, 2012. The increased cash flow in 2013 primarily reflects higher net income and a lower increase in inventory, partially offset by higher tax payments.

Cash flow from investing activities. Net cash of $281 million was used in investing activities for the nine months ended September 30, 2013 compared to $186 million for the nine months ended September 30, 2012. During the first nine months of 2013, Lorillard purchased investments totaling $236 million. During the first nine months of 2012, Lorillard completed the acquisition of blu eCigs totaling $135 million. Our capital expenditures for the year ending December 31, 2013 are forecast to be between $65 million and $75 million.

Cash flow from financing activities. Our cash flow from operations has exceeded our working capital and capital expenditure requirements during the nine months ended September 30, 2013. We paid cash dividends to our shareholders of $209 million on March 11, 2013, $208 million on June 10, 2013, $204 on September 10, 2013, $202 million on March 9, 2012, $203 million on June 11, 2012 and $203 million on September 10, 2012. During the nine months ended September 30, 2013 and 2012, we repurchased shares totaling $568 million and $274 million, respectively.

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

The interest rate payable on the 2019 Notes is subject to incremental increases from 0.25% to 2.00% in the event either Moody’s Investors Services, Inc. (“Moody’s”), Standard & Poor’s Ratings Services (“S&P”) or both Moody’s and S&P downgrade the 2019 Notes below investment grade (Baa3 and BBB - for Moody’s and S&P, respectively). As of September 30, 2013 our debt ratings were Baa2 and BBB - with Moody’s and S&P, respectively, both of which are investment grade.

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

During the first nine months of 2013, the Company repurchased approximately 10.6 million shares at a cost of $458 million under the amended $1 billion share repurchase program announced in March 2013 and amended in May 2013. As of September 30, 2013, the maximum dollar value of shares that could yet be purchased under the $1 billion share repurchase program was $542 million.

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

In April 2013, we paid $900 million under the State Settlement Agreements, primarily based on 2012 volume. The payment included the $164 million favorable impact of the reduction arising from the settlement to resolve disputes involving MSA payment adjustments relating to non-participating manufacturers, as further discussed below. The payment included $115 million deposited in an interest-bearing escrow account in accordance with procedures established in the MSA pending resolution of a claim by us and the other Original Participating Manufacturers that they are entitled to reduce their MSA payments based on a loss of market share to non-participating manufacturers. The MSA states have disputed the availability of such reductions. We agreed to a settlement, discussed below, with many MSA states in December 2012 that resolves this dispute with respect to the signatory states. For the states that did not agree to the settlement, we believe that this dispute will ultimately be resolved by judicial and arbitration proceedings. The arbitration panel responsible for adjudicating the 2003 non-participating manufacturer (“NPM”) adjustment dispute issued its determination on September 11, 2013, as discussed below. Our $115 million deposit in escrow is based upon the Original Participating Manufacturers collective loss of market share in 2010 that resulted in a reduction of $115 million, partially offset by an unfavorable adjustment for the 2008 and 2009 years of $1 million. In April of 2012, 2011, 2010, 2009, 2008, 2007 and 2006, we had previously deposited $98 million, $104 million, $83 million, $73 million, $72 million, $111 million and $109 million, respectively, in the same escrow account discussed above, which was based on a loss of market share in 2009, 2008, 2007, 2006, 2005, 2004 and 2003 to non-participating manufacturers. In February 2009, we directed the release of $72 million from this account to the MSA states. This amount related to the loss of market share in 2005 and this release was pursuant to an Agreement Regarding Arbitration that we and the other Participating Manufacturers entered into with certain MSA states. In April 2013, we directed the release of $298 million from this account to the signatory states to the settlement that resolved the disputes involving MSA payment adjustments relating to non-participating manufacturers, as further discussed below. We and the other Original Participating Manufacturers have the right to claim additional reductions of MSA payments in subsequent years under provisions of the MSA. In addition to the payments made in the nine months ended September 30, 2013, we anticipate the additional amount payable in 2013 will be approximately $225 million to $275 million, primarily based on 2013 estimated volume.

On December 17, 2012, the Participating Manufacturers, including Lorillard Tobacco, agreed to settle with 17 states and the District of Columbia and Puerto Rico disputes under the MSA involving payment adjustments relating to non-participating manufacturers. The Participating Manufacturers presented the settlement to the arbitration panel responsible for adjudicating the 2003 NPM adjustment dispute with a request that the panel enter it as a partial settlement and award. On March 12, 2013, the arbitration panel issued a Stipulated Partial Settlement and Award that directed the Independent Auditor under the MSA to implement the settlement provisions involved, thereby allowing the settlement to proceed. Since the panel’s ruling, one additional state joined the settlement on April 12, 2013 and two additional states joined the settlement on May 24, 2013.

The settlement resolves the claims for the years 2003 through 2012 and puts in place a new method for calculating this adjustment beginning in 2013. Under the terms of the settlement, Lorillard and other manufacturers will receive credits against their future MSA payments over five years, and the signatory states will be entitled to receive their allocable share of the amounts currently being held in escrow resulting from these disputes. Lorillard currently expects to receive credits over five years of approximately $220 million on its outstanding claims, with $164 million having occurred in April 2013 and the remainder over the following four years. The estimate is subject to change depending upon a number of factors included in the calculation of the credit.

Based on the terms of the settlement, during the first quarter of 2013 Lorillard Tobacco recorded a reduction in its State Settlements liability and expense of $164 million and reduced its April 15, 2013 MSA Annual Payment by the same amount. The reduction was partially offset by an increase of $21 million in the State Settlements liability and expense related to the industry Volume Adjustment Offset associated with the increase in the industry aggregate operating income under the agreements with the previously settled states. During the second quarter of 2013, Lorillard Tobacco recorded a reduction in its State Settlements liability and expense of $12 million as a result of two additional states joining the settlement. The reduction was partially offset by an increase of $1 million in the State Settlements liability and expense related to the industry Volume Adjustment Offset associated with the increase in the industry aggregate operating income under the agreements with previously settled states.

The arbitration proceeding will continue as to those states that have not settled. As of September 30, 2013, fourteen states that have not joined the settlement have taken action in state court to prevent the settlement from proceeding or to seek other relief related to the settlement. Two of the states also unsuccessfully sought to preliminarily enjoin the implementation of the award. There is no assurance that such attempts will be resolved favorably to the Company.

On September 11, 2013, the arbitration panel responsible for adjudicating the 2003 NPM adjustment dispute issued a determination that six states failed to diligently enforce escrow provisions applicable to non-participating manufacturers. The six non-diligent states included Indiana, Kentucky, Missouri, New Mexico, Maryland, and Pennsylvania. Nine other states that did not participate in the settlement were considered by the arbitration panel because the OPMs contested their diligence as well. The arbitration panel found those nine states diligent. As a result of the panel’s ruling, the OPMs are entitled to receive $457.9 million, plus interest and earnings, with Lorillard’s share of the principal amount totaling $46.9 million. If the award is ultimately upheld after any state court challenges, the non-diligent states will receive reductions in future MSA payments they receive, and the OPMs and states found diligent will be entitled to receive amounts due to them through payments from the Disputed Payments Account and/or adjustments associated with future payments. No amount has been recorded in Lorillard’s financial statements related to this award as it is Lorillard’s expectation that the six states found non-diligent by the arbitration panel will contest the arbitration panel’s findings in their individual state MSA courts, and, as a result, it is uncertain this award will be realized.

Contractual Cash Payment Obligations

The following chart presents our contractual cash payment obligations of Lorillard as of September 30, 2013:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In millions)
Senior notes	$3,500	$—	$500	$1,000	$2,000
Interest payments related to notes	1,988	198	544	332	914
Leaf Tobacco purchase obligations	109	104	5	—	—
Contractual purchase obligations	117	117	—	—	—
Operating lease obligations	4	2	2	—	—

Total	$5,718	$421	$1,051	$1,332	$2,914

As of September 30, 2013, we do not believe that we will make any payments in the next twelve months related to gross unrecognized tax benefits. We cannot make a reasonably reliable estimate of the amount of liabilities for unrecognized tax benefits that may result in cash settlements for periods beyond twelve months.

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

Market Risk

We invest in financial instruments that involve market risk. Our measure of market risk exposure represents an estimate of the change in fair value of our financial instruments. Market risk exposure is presented below for each class of financial instrument we held at September 30, 2013, assuming immediate adverse market movements of the magnitude described. We believe that the rate of adverse market movement represents a measure of exposure to loss under hypothetically assumed adverse conditions. The estimated market risk exposure represents the hypothetical loss to future earnings and does not represent the maximum possible loss nor any expected actual loss, even under adverse conditions, because actual adverse fluctuations would likely differ. In addition, since our investment portfolio is subject to change based on its portfolio management strategy as well as in response to changes in the market, these estimates are not necessarily indicative of the actual results which may occur. The market risk exposure represents the potential loss in carrying value and pretax impact to future earnings caused by the hypothetical change in price.

Exposure to market risk is managed and monitored by senior management. Senior management approves our overall investment strategy and has the responsibility to ensure that the investment positions are consistent with that strategy with an acceptable level of risk.

Interest rate risk. Our cash and cash equivalents consist of money market funds with major financial institutions. Our short and long-term investments are made up of available-for-sale securities which include corporate debt securities, U.S. Government agency obligations, commercial paper and international government obligations. All of our investments are exposed to fluctuations in interest rates. A sensitivity analysis, based on a hypothetical 1% increase or decrease in interest rates on our average 2013 investments, would cause an increase or decrease in pretax income of approximately $13 million for the nine months ended September 30, 2013.

Our debt is denominated in US Dollars and has been issued at a fixed rate. In September 2009, we entered into interest rate swap agreements for a total notional amount of $750 million to hedge changes in fair value of the Notes due to changes in the designated benchmark interest rate. Changes in the fair value of the derivative are recorded in earnings along with offsetting adjustments to the carrying amount of the hedged debt. A sensitivity analysis, based on a hypothetical 1% change in LIBOR, would cause an increase or decrease in pretax income of approximately $6 million for the nine months ended September 30, 2013.

Liquidity risk. We may be forced to cash settle all or a portion of our derivative contracts before the expiration date if our debt rating is downgraded below Ba2 by Moody’s or BB by S&P. This could have a negative impact on our cash position. Early cash settlement would result in the timing of our hedge settlement not being matched to the cash settlement of the debt. As of September 30, 2013, our debt ratings were Baa2 and BBB- with Moody’s and S&P, respectively, both of which are above the ratings at which settlement of our derivative contracts would be required. See Note 13, “Derivative Instruments,” to the Consolidated Condensed Financial Statements for additional information on derivatives.

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

On June 27, 2011, the FDA provided a progress report on its review of the science related to menthol cigarettes. In the June 2011 update, the FDA stated that “[e]xperts within the FDA Center for Tobacco Products are conducting an independent review of the science related to the impact [of menthol] in cigarettes on public health …” The FDA stated that it would submit its draft independent review of menthol science to an external peer review panel in July 2011. On January 26, 2012, the FDA provided a second progress report on its review of the science related to menthol cigarettes. In its January 2012 update, the FDA stated that “FDA submitted its report to external scientists for peer review, and the agency is revising its report based on their feedback.” On July 24, 2013, the FDA made available its preliminary scientific evaluation (“PSE”) of public health issues related to the use of menthol in cigarettes and peer review comments thereto. Although the FDA PSE found that menthol in cigarettes is not associated with increased smoke toxicity, increased levels of biomarkers of exposure or increased disease risk, the evaluation concluded that menthol in cigarettes is likely associated with increased initiation and progression to regular cigarette smoking, increased dependence, reduced success of smoking cessation, especially among African American menthol smokers, altered physiological responses to tobacco smoke and particular patterns of smoking. In the preliminary scientific evaluation, FDA concluded that menthol cigarettes likely pose a public health risk above that seen with nonmenthol cigarettes. The FDA also issued an Advance Notice of Proposed Rulemaking (“ANPRM”) seeking comments on the PSE and requesting additional information related to potential regulatory options it might consider for the regulation of menthol. The FDA is seeking comments regarding, among other things, information on potential product standards for levels of menthol in cigarettes; the timeframe for compliance with any product standard enacted; whether a stepped approach to lowering or removing menthol from cigarettes would be appropriate; whether sales, distribution, advertising or promotion restrictions are appropriate; and evidence, including public health impact, of any potential illicit market in menthol cigarettes should they no longer be available. In addition, the FDA announced that it is funding new research on, among other things, the differences between menthol and nonmenthol cigarettes to obtain information to assist FDA in making informed decisions related to potential regulation of menthol in cigarettes. The FDA established a 60-day comment period for the ANPRM and PSE, and said it will consider all comments and other information submitted to determine what, if any, regulatory action is appropriate. On September 11, 2013, the FDA extended the comment period for an additional 60 days to November 22, 2013. If the FDA determines that regulation of menthol is warranted, the FDA could promulgate regulations that, among other things, could result in a ban on or restrictions on the use of menthol in cigarettes.

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

In addition, products introduced on or after March 22, 2011 require pre-market approval by the FDA which may be subject to similar or more restrictive procedures. One component of our strategic plan is the introduction of new cigarette products in adjacent market segments, in which we do not have a significant presence. We have submitted a number of requests for approval of substantially equivalent new products with the FDA. Although we believe that the statutory language of the FSPTCA suggests the pre-market approval process should take 90 days for substantially equivalent new products, the FDA has approved only two substantially equivalent new product applications by us on June 25, 2013 (after more than 20 months of review). We believe our ability to execute our strategic plan has been negatively impacted by the delay in the FDA’s new product approval process.

As of October 17, 2013, Lorillard Tobacco is a defendant in approximately 6,985 tobacco-related lawsuits including approximately 660 cases in which Lorillard, Inc. is a co-defendant. Lorillard, Inc. is a defendant in one case in which Lorillard Tobacco is not a defendant. These cases, which are extremely costly to defend, could result in substantial judgments against Lorillard Tobacco and/or Lorillard, Inc.

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

In December 2010, a Massachusetts jury awarded damages, including punitive damages, from Lorillard Tobacco in a Conventional Product Liability Case, Evans v. Lorillard Tobacco Company (Superior Court, Suffolk County, Massachusetts). In September 2011, the court reduced the compensatory damages awarded to the estate of a deceased smoker to $25 million and reduced the award to the deceased smoker’s son to $10 million. The court declined to reduce the jury’s award of $81 million in punitive damages. In September 2011, the court entered a judgment that reflected the jury’s damages awards and the court’s reductions following trial. The judgment awarded plaintiffs interest on each of the three damages awards at the rate of 12% per year from the date the case was filed in 2004. Interest on the three awards was to continue to accrue until either the judgment was paid or was vacated on appeal. The judgment permitted plaintiff’s counsel to request an award of attorneys’ fees and costs. In November 2011, the court granted in part plaintiff’s counsel’s application for attorneys’ fees and costs and awarded approximately $2.4 million in fees and approximately $225,000 in costs. The court entered a final judgment that incorporated the amounts of the verdicts, as reduced by the trial court, the awards of interest, and the awards of attorneys’ fees and costs. Lorillard Tobacco noticed an appeal from the final judgment to the Massachusetts Appeals Court. In March 2012, plaintiff’s application for direct appellate review was granted, transferring the appeal to the Massachusetts Supreme Judicial Court. The parties’ arguments in this appeal were heard in December 2012. On June 11, 2013, the Massachusetts Supreme Judicial Court affirmed the compensatory damages award but remanded the case to the trial court for a new trial on the issue of punitive damages, finding that the jury was inadequately instructed regarding the application of various theories of negligence. The Massachusetts Supreme Judicial Court also vacated the judgment of the trial court pertaining to the claim based upon a Massachusetts consumer protection statute and instructed the trial court to reconsider this claim in its entirety, (including the issue of liability, compensatory damages, attorneys’ fees and costs and whether to award double or treble damages), based solely on the relevant evidence presented at trial. Lorillard Tobacco filed a petition for rehearing, which was denied on July 26, 2013. In September 2013, plaintiff filed a motion seeking immediate entry of judgment on the compensatory damages award. At a status conference on September 17, 2013, the trial judge rejected defendant’s proposed procedures for retrial of plaintiff’s claims. Lorillard Tobacco incurred a charge of $79 million, including $35 million for compensatory damages plus statutory interest of 12% per year since June 28, 2004. This amount was paid in October 2013, and the case has been dismissed in its entirety and is now concluded.

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

The 2006 ruling by the Florida Supreme Court in Engle also permitted members of the Engle class to file individual claims, including claims for punitive damages. The Florida Supreme Court held that these individual plaintiffs are entitled to rely on a number of the jury’s findings in favor of the plaintiffs in the first phase of the Engle trial. These findings included that smoking cigarettes causes a number of diseases; that cigarettes are addictive or dependence-producing; and that the defendants, including Lorillard Tobacco and Lorillard, Inc., were negligent, breached express and implied warranties, placed cigarettes on the market that were defective and unreasonably dangerous, and concealed or conspired to conceal the risks of smoking. Lorillard Tobacco is a defendant in approximately 4,238 cases pending in various state and federal courts in Florida that were filed by members of the Engle class (the “Engle Progeny Cases”), including 654 cases in which Lorillard, Inc. is a co-defendant.

As of October 17, 2013, trial was underway in one Engle Progeny Case in which Lorillard Tobacco is a defendant: Jacobson v. R. J. Reynolds Tobacco Company, et al. (Federal Court, Southern District, Florida). Lorillard, Inc. is not a defendant in this trial. As of October 17, 2013, Lorillard Tobacco and Lorillard, Inc. are defendants in Engle Progeny Cases that have been placed on courts’ 2013 and 2014 trial calendars or in which specific trial dates have been set. Trial schedules are subject to change and it is not possible to predict how many of the Engle Progeny Cases pending against Lorillard Tobacco or Lorillard, Inc. will be tried in 2013 and 2014. It also is not possible to predict whether some courts will implement procedures that consolidate multiple Engle Progeny Cases for trial.

Trials of some of the Engle Progeny Cases have resulted in verdicts that have awarded damages from cigarette manufacturers, including us.

As of October 17, 2013, plaintiffs in twelve Engle Progeny Cases were awarded compensatory damages from Lorillard Tobacco. In eleven of these cases the damages were awarded by the jury, and in one case the court entered an order following trial that awarded plaintiff compensatory damages. In three of the twelve cases, plaintiffs were awarded punitive damages from Lorillard Tobacco. Lorillard, Inc. was a defendant in one of these twelve cases at the time of verdict. The twelve cases are listed below in the order in which the verdicts were returned:

•

In Mrozek v. Lorillard Tobacco Company (Circuit Court, Fourth Judicial Circuit, Duval County, Florida), the jury awarded plaintiff a total of $6 million in compensatory damages and $11.3 million in punitive damages in March 2011. The jury apportioned 35% of the fault for the smoker’s injuries to the smoker and 65% to Lorillard Tobacco. The final judgment entered by the trial court reflected the jury’s verdict and awarded plaintiff $3,900,588 in compensatory damages and $11,300,000 in punitive damages plus 6% annual interest. A motion filed by Lorillard Tobacco to disqualify the trial judge based on comments he made in another Engle Progeny trial was denied in July 2012 and a petition filed by Lorillard Tobacco requesting that the Florida First District Court of Appeal review that decision was denied in January 2013. In December 2012, the Florida First District Court of Appeal affirmed the final judgment awarding compensatory and punitive damages and Lorillard Tobacco’s motion for rehearing of the appellate court opinion was denied in February 2013. In March 2013, Lorillard Tobacco filed a notice with the Florida Supreme Court seeking review of the appellate court decision. In April 2013, the Florida Supreme Court ordered Lorillard Tobacco to show cause why the Florida Supreme Court’s decision in Douglas, which addressed the application of the Engle Phase I findings, is not controlling in this case. Lorillard Tobacco filed a response to this order in May 2013. As of October 17, 2013, the Florida Supreme Court had not announced whether it would grant review. The appellate court provisionally granted plaintiff’s motion for appellate attorneys’ fees, ruling that the trial court is authorized to award appellate fees if the trial court determines entitlement to attorneys’ fees. In June 2013, the trial court granted plaintiffs’ motion for entitlement to trial court attorneys’ costs and fees and also determined that plaintiff was entitled to appellate attorneys’ fees. As of October 17, 2013, the trial court had not determined the amount of trial court or appellate fees to award.

•

In Tullo v. R.J. Reynolds, et al. (Circuit Court, Palm Beach County, Florida), the jury awarded plaintiff a total of $4.5 million in compensatory damages in April 2011. The jury assessed 45% of the fault to the smoker, 5% to Lorillard Tobacco and 50% to other defendants. The jury did not award punitive damages to the plaintiff. The court entered a final judgment that awarded plaintiff $225,000 in compensatory damages from Lorillard Tobacco plus 6% annual interest. Defendants noticed an appeal from the final judgment to the Florida Fourth District Court of Appeal. In August 2013, the Florida Fourth District Court of Appeal affirmed the final judgment awarding compensatory damages. On October 16, 2013 defendants filed a notice with the Florida Supreme Court seeking review of the appellate court decision. As of October 17, 2013, the Florida Supreme Court had not announced whether it would grant review. The appellate court provisionally granted plaintiff’s motion for appellate attorneys’ fees, ruling that the trial court is authorized to award appellate fees if the trial court determines entitlement to attorneys’ fees. As of October 17, 2013, the trial court had not determined the amount of trial court or appellate fees to award.

•

In Sulcer v. Lorillard Tobacco Company, et al. (Circuit Court, Escambia County, Florida), in April 2011, the jury awarded $225,000 in compensatory damages to the plaintiff and it assessed 95% of the fault for the smoker’s injuries to the smoker with 5% allocated to Lorillard Tobacco. The jury returned a verdict for Lorillard Tobacco as to whether plaintiff is entitled to punitive damages. The court entered a final judgment that incorporated the jury’s determination of the parties’ fault and awarded plaintiff $11,250 in compensatory damages. Lorillard Tobacco paid approximately $246,000 to resolve the damages verdict, costs and fees. Following this payment, Sulcer was concluded.

•

In Jewett v. R.J. Reynolds Tobacco Co., et al. (Circuit Court, Duval County, Florida), the jury awarded the estate of the decedent $692,981 in compensatory damages and awarded the plaintiff $400,000 for loss of companionship in May 2011. The jury assessed 70% of the responsibility for the decedent’s injuries to the decedent, 20% to R.J. Reynolds and 10% to Lorillard Tobacco. The jury determined that no punitive damages were warranted. The final judgment entered by the trial court reflected the jury’s verdict and awarded plaintiff a total of $109,298 from Lorillard Tobacco plus 6% annual interest. In June 2012, an agreement was reached between the parties as to the amount of costs and attorneys’ fees incurred and plaintiff’s motion for costs and attorneys’ fees was withdrawn. In November 2012, the Florida First District Court of Appeal reversed the judgment awarding compensatory damages and ordered the case returned to the trial court for a new trial. In January 2013, the appellate court denied a motion filed by the plaintiff for rehearing of the decision reversing the judgment. Both the plaintiff and defendants have filed notices with the Florida Supreme Court seeking review of the appellate court decision. As of October 17, 2013, the Florida Supreme Court had not announced whether it would grant review of this case.

•

In Weingart v. R.J. Reynolds Tobacco Company, et al. (Circuit Court, Palm Beach County, Florida), in July 2011, the jury determined that the decedent did not sustain any compensatory damages from the defendants, including Lorillard Tobacco, and it returned a verdict for the defendants that punitive damages were not warranted. The jury assessed 91% of the fault for the decedent’s injuries to the decedent, 3% to Lorillard Tobacco and 3% to each of the other two defendants. Following trial, the court granted in part a motion by the plaintiff to award damages, and it tentatively awarded plaintiff $150,000 in compensatory damages. The court entered a final judgment that applied the jury’s comparative fault determinations to the court’s award of compensatory damages. The final judgment awarded plaintiff $4,500 from Lorillard Tobacco. Defendants noticed an appeal to the Florida Fourth District Court of Appeal from the order that awarded compensatory damages to the plaintiff and amended their notice of appeal to address the final judgment. On February 13, 2013, the Florida Fourth District Court of Appeal affirmed the final judgment awarding compensatory damages. Defendants filed a notice with the Florida Supreme Court seeking review of this decision. In March 2012, the court entered a judgment against the defendants for costs with Lorillard Tobacco’s share amounting to $43,081 plus 4.75% annual interest. Defendants noticed an appeal from this costs judgment. In June 2013, all defendants satisfied both the final judgment awarding compensatory damages and the costs judgment, with Lorillard Tobacco’s share amounting to approximately $50,000. Defendants’ petition for Florida Supreme Court review and the appeal from the costs judgment have been dismissed. This case is now concluded.

•

In Sury v. R.J. Reynolds Tobacco Company, et al., (Circuit Court, Duval County, Florida), in November 2011, the jury awarded plaintiff $1,000,000 in compensatory damages and assessed 60% of the responsibility for the decedent’s injuries to the decedent, 20% to Lorillard Tobacco and 20% to R.J. Reynolds. The jury returned a verdict for the defendants regarding whether punitive damages were warranted. In March 2012, the court entered a final judgment against defendants in the amount of $1,000,000 plus 4.75% annual interest, declining to apply the jury’s comparative fault findings to causes of action alleging intentional conduct. In December 2012, Lorillard Tobacco reached an agreement with the plaintiff to resolve the trial costs and fees, should the judgment be upheld on appeal. On June 24, 2013, the Florida First District Court of Appeal affirmed the final judgment awarding compensatory damages to the plaintiff. Lorillard Tobacco’s motion for rehearing of this decision with the Florida First District Court of Appeal was denied in August 2013. The defendants have filed a petition with the Florida Supreme Court seeking review of this decision. As of October 17, 2013, the Florida Supreme Court had not announced whether it would grant review of this case.

•

In Alexander v. Lorillard Tobacco Company, et al. (Circuit Court, Eleventh Judicial Circuit, Miami-Dade County, Florida) the jury awarded plaintiff $20,000,000 in compensatory damages and $25,000,000 in punitive damages in February and March 2012. Lorillard Tobacco is the only defendant in this case. The jury apportioned 20% of the fault for the smoker’s injuries to the smoker and 80% to Lorillard Tobacco. In March 2012, the court entered a final judgment that applied the jury’s comparative fault determination to the court’s award of compensatory damages, awarding the plaintiff $16,000,000 in compensatory damages and $25,000,000 in punitive damages from Lorillard Tobacco. In May 2012, the court granted a motion by Lorillard Tobacco to lower the amount of compensatory damages and reduced the amount awarded to $10,000,000 from Lorillard Tobacco. Other post-trial motions challenging the verdict were denied. The court entered an amended final judgment that applied the jury’s comparative fault determination to the court’s award of compensatory damages, awarding the plaintiff $8,000,000 in compensatory damages and $25,000,000 in punitive damages, plus the statutory rate of interest, which is currently 4.75%. In September 2012, an agreement was reached between the parties as to the amount of costs and attorneys’ fees incurred, should the judgment be upheld on appeal. Lorillard Tobacco noticed an appeal from the amended final judgment to the Florida Third District Court of Appeal. On September 4, 2013, the Florida Third District Court of Appeal affirmed the amended final judgment awarding compensatory and punitive damages. Lorillard Tobacco has filed a motion for rehearing of this decision with the Florida Third District Court of Appeal. As of October 17, 2013, the Court had not ruled on this motion.

•

In Calloway v. R.J. Reynolds Tobacco Company, et al. (Circuit Court, Seventeenth Judicial Circuit, Broward County, Florida), the jury awarded plaintiff and a daughter of the decedent a total of $20,500,000 in compensatory damages in May 2012. The jury apportioned 20.5% of the fault for the smoker’s injuries to the smoker, 27% to R.J. Reynolds, 25% to Philip Morris, 18% to Lorillard Tobacco, and 9.5% to Liggett. The jury awarded $12,600,000 in punitive damages from Lorillard Tobacco and

$42,250,000 from the other defendants, for a total punitive damages award of $54,850,000. In August 2012, the court granted a post-trial motion by the defendants and lowered the compensatory damages award to $16,100,000. The court also ruled that the jury’s finding on the plaintiff’s percentage of comparative fault would not be applied to reduce the compensatory damage award because the jury found in favor of the plaintiff on her claims alleging intentional conduct. In August 2012, the court entered final judgment against defendants in the amount of $16,100,000 in compensatory damages and $54,850,000 in punitive damages, plus the statutory rate of interest. Lorillard Tobacco is liable for $12,600,000 of the total punitive damages award. The final judgment also granted plaintiff’s application for costs and attorneys’ fees, but as of October 17, 2013, the trial court had not awarded an amount. Defendants have noticed an appeal from the final judgment to the Florida Fourth District Court of Appeal.

•

In Evers v. R.J. Reynolds Tobacco Company, et al. (Circuit Court, Thirteenth Judicial Circuit, Hillsborough County, Florida), the jury awarded plaintiff and the estate of the decedent a total of $3,230,000 in compensatory damages in February 2013. The jury apportioned 31% of the fault for the smoker’s injuries to the smoker, 60% to R.J. Reynolds and 9% to Lorillard Tobacco. The jury found that punitive damages against Lorillard Tobacco were not warranted and awarded $12,362,042 in punitive damages from R.J. Reynolds Tobacco Company. The Court granted a post-trial motion by the defendants for a directed verdict on punitive damages and, as a result, the jury’s punitive damages award was set aside. The Court denied a motion filed by the plaintiff to reconsider the directed verdict. At a post-trial hearing, the plaintiff waived entitlement to the jury’s loss of services award which amounted to $280,000 of the total compensatory damages award. In May 2013, the court entered a final judgment that applied the jury’s comparative fault determinations and awarded plaintiff and the estate of the decedent $2,035,500 in compensatory damages ($256,500 from Lorillard Tobacco), plus the statutory rate of interest. Plaintiff and defendants have both appealed the final judgment to the Florida Second District Court of Appeal. Plaintiff also filed a motion for entitlement to attorneys’ fees and costs. As of October 17, 2013, the trial court had not ruled on this motion.

•

In Cohen v. R.J. Reynolds Tobacco Company, et al. (Circuit Court, Fifteenth Judicial Circuit, Palm Beach County, Florida), the jury awarded plaintiff and the estate of the decedent a total of $2,055,050 in compensatory damages in May 2013. The jury apportioned 40% of the fault for the smoker’s injuries to the smoker, 30% to R.J. Reynolds, 20% to Lorillard Tobacco, and 10% to Liggett. The jury found that punitive damages were not warranted against any of the defendants. On May 6, 2013, the Court entered final judgment against defendants in the amount of $1,233,030 ($411,010 from Lorillard Tobacco) plus 4.75% annual interest. On July 10, 2013, the Court entered an order granting defendants’ motion for a new trial based on the plaintiff’s improper arguments during closing. This order effectively vacated the final judgment. Plaintiff has filed a notice of appeal from the order granting a motion for new trial to the Florida Fourth District Court of Appeal. Plaintiff has also filed a petition with the Florida Fourth District Court of Appeal seeking to disqualify the trial court judge from further consideration of this case. As of October 17, 2013, the Court had not ruled on this petition.

•

In Ruffo v. R.J. Reynolds Tobacco Company, et al. (Circuit Court, Eleventh Circuit, Miami-Dade County, Florida), the jury awarded plaintiff $1,500,000 in compensatory damages in May 2013. The jury apportioned 85% of the fault for the smoker’s injuries to the smoker, 12% to Philip Morris, and 3% to Lorillard Tobacco. Defendants’ post-trial motions challenging the verdict were denied. On October 4, 2013, the Court entered a final judgment against defendants that applied the jury’s comparative fault determinations and awarded plaintiff $225,000 in compensatory damages ($45,000 from Lorillard Tobacco) plus the statutory rate of interest which is currently 4.75%. Plaintiff has filed a motion seeking entitlement to attorneys’ costs and fees. As of October 17, 2013, the Court had not ruled on this motion.

•

In Gafney v. R.J. Reynolds Tobacco Company, et al. (Circuit Court, Fifteenth Judicial Circuit, Palm Beach County, Florida), the jury awarded plaintiff a total of $5,800,000 in compensatory damages in September 2013. The jury apportioned 34% of the fault for the smoker’s injuries to the smoker, 33% to R.J. Reynolds, and 33% to Lorillard Tobacco. Lorillard, Inc. was also a defendant in this trial but damages and comparative fault were not assessed separately for Lorillard, Inc. Because the jury found in favor of the defendants on the claims alleging intentional conduct, the plaintiff was not entitled to punitive damages. On September 26, 2013, the Court entered a final judgment that applied the jury’s comparative fault determinations and awarded the plaintiff a total of $3,828,000 in compensatory damages ($1,914,000 from Lorillard Tobacco), plus the statutory rate of interest. Plaintiff has filed a motion seeking entitlement to attorneys’ fees and costs and defendants have filed post-trial motions challenging the verdict. As of October 17, 2013, the Court had not ruled on these motions.

As of October 17, 2013, verdicts have been returned in 92 Engle Progeny Cases in which neither Lorillard Tobacco nor Lorillard, Inc. were defendants since the Florida Supreme Court issued its 2006 ruling. Juries awarded compensatory damages and punitive damages in 30 of these trials. The punitive damages awards have totaled approximately $707 million and have ranged from $20,000 to $244 million. In 28 of the trials, juries awarded only compensatory damages. In the 34 other trials, juries found in favor of the defendants. In some of the trials decided in the defendants’ favor, plaintiffs have filed motions challenging the verdicts and in some cases, appeals from final judgments are pending before various Florida circuit and intermediate appellate courts. As of October 17, 2013, one verdict in favor of the defendants has been reversed on appeal and returned to the trial court for a new trial on all issues. It is not possible to predict the final outcome of this litigation.

Various intermediate state and federal Florida appellate courts have issued rulings that address the scope of the preclusive effect of the findings from the first phase of the Engle trial, including whether those findings relieve plaintiffs from the burden of proving certain legal elements of their claims. The Florida Supreme Court granted review in the Douglas case, in which a verdict awarding damages to the plaintiff was affirmed by an intermediate state Florida appellate court, to address the issue of whether a tobacco manufacturer’s due process rights are violated by reliance upon the Engle Phase I findings. On March 14, 2013, the Florida Supreme Court ruled that application of the Engle Phase I findings to establish certain elements of plaintiffs’ claims is not a violation of the Engle defendants’ due process rights. In order to prevail on either strict liability or negligence claims, the Court found that plaintiffs must establish (i) membership in the Engle class; (ii) that addiction to smoking the Engle defendants’ cigarettes containing nicotine was a legal cause of the injuries alleged and (iii) damages. On August 12, 2013, defendants filed a petition with the United States Supreme Court seeking review of the Florida Supreme Court’s decision. This petition for review was denied on October 7, 2013. The due process issue was also on appeal in the United States Court of Appeals for the Eleventh Circuit in two cases that had been consolidated for appeal: Duke and Walker. On September 6, 2013, the United States Court of Appeals for the Eleventh Court affirmed the verdicts in these cases, holding that the judgment of the Florida Supreme Court in Douglas should be given full faith and credit, and that deference to the decision in Douglas does not violate the due process rights of the defendant. The defendant has filed a petition for rehearing of the decision in Duke and Walker with the United States Court of Appeals for the Eleventh Circuit. As of October 17, 2013, the Court had not ruled on this petition.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Lorillard, Inc., as of May 14, 2013, incorporated herein by reference to Exhibit 3.1 to our Current Report on Form 8-K (File No. 1-34097) filed on May 14, 2013

3.2	Amended and Restated Bylaws of Lorillard, Inc., as of May 14, 2013, incorporated herein by reference to Exhibit 3.2 to our Current Report on Form 8-K filed (File No. 1-34097) on May 14, 2013

3.3	Certificate of Amendment of Certificate of Incorporation of Lorillard Tobacco Company and Certificate of Incorporation of Lorillard Tobacco Company, incorporated herein by reference to Exhibit 3.3 to Lorillard, Inc.’s Registration Statement on Form S-3 (File No. 333-159902) filed on June 11, 2009

3.4	Bylaws of Lorillard Tobacco Company, incorporated herein by reference to Exhibit 3.4 to Lorillard, Inc.’s Registration Statement on Form S-3 (File No. 333-159902) filed on June 11, 2009

4.1	Specimen certificate for shares of common stock of Lorillard, Inc., incorporated herein by reference to Exhibit 4.1 to our Amended Registration Statement on Form S-4 (File No. 333-149051) filed on May 9, 2008

4.2	Indenture, dated June 23, 2009, among Lorillard Tobacco Company, Lorillard, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee, incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K (File No. 1-34097) filed on June 23, 2009

4.3	First Supplemental Indenture, dated June 23, 2009, among Lorillard Tobacco Company, Lorillard, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee, incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K (File No. 1-34097) filed on June 23, 2009

4.4	Second Supplemental Indenture, dated April 12, 2010, among Lorillard Tobacco Company, Lorillard, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee, incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K (File No. 1-34097) filed on April 12, 2010

4.5	Third Supplemental Indenture, dated August 4, 2011, among Lorillard Tobacco Company, Lorillard, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee, incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K (File No. 1-34097) filed on August 4, 2011

4.6	Fourth Supplemental Indenture, dated August 21, 2012, among Lorillard Tobacco Company, Lorillard, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee, incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K (File No. 1-34097) filed on August 21, 2012

4.7	Fifth Supplemental Indenture, dated May 20, 2013, among Lorillard Tobacco Company, Lorillard, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee, incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K (File No. 1-34097) filed on May 20, 2013

4.8	Form of 8.125% Senior Note due 2019 of Lorillard Tobacco Company, incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K (File No. 1-34097) filed on June 23, 2009

4.9	Form of 6.875% Senior Note due 2020 of Lorillard Tobacco Company, incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K (File No. 1-34097) filed on April 12, 2010

4.10	Form of 8.125% Senior Note due 2040 of Lorillard Tobacco Company, incorporated by reference to Exhibit 4.4 to our Current Report on Form 8-K (File No. 1-34097) filed on April 12, 2010

4.11	Form of 3.500% Senior Note due 2016 of Lorillard Tobacco Company, incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K (File No. 1-34097) filed on August 4, 2011

4.12	Form of 7.000% Senior Note due 2041 of Lorillard Tobacco Company, incorporated by reference to Exhibit 4.4 to our Current Report on Form 8-K (File No. 1-34097) filed on August 4, 2011

4.13	Form of 2.300% Senior Note due 2017 of Lorillard Tobacco Company, incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K (File No. 1-34097) filed on August 21, 2012

4.14	Form of 3.750% Senior Note due 2023 of Lorillard Tobacco Company, incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K (File No. 1-34097) filed on May 20, 2013

4.15	Form of Guarantee Agreement of Lorillard, Inc. for the 8.125% Senior Notes due 2019 of Lorillard Tobacco Company, incorporated by reference to Exhibit 4.4 to Lorillard, Inc.’s Current Report on Form 8-K filed on June 23, 2009

4.16	Form of Guarantee Agreement of Lorillard, Inc. for the 6.875% Senior Notes due 2020 of Lorillard Tobacco Company, incorporated by reference to Exhibit 4.5 to our Current Report on Form 8-K (File No. 1-34097) filed on April 12, 2010

4.17	Form of Guarantee Agreement of Lorillard, Inc. for the 8.125% Senior Notes due 2040 of Lorillard Tobacco Company, incorporated by reference to Exhibit 4.6 to our Current Report on Form 8-K (File No. 1-34097) filed on April 12, 2010

4.18	Form of Guarantee Agreement of Lorillard, Inc. for the 3.500% Senior Notes due 2016 of Lorillard Tobacco Company, incorporated by reference to Exhibit 4.5 to our Current Report on Form 8-K (File No. 1-34097) filed on August 4, 2011

4.19	Form of Guarantee Agreement of Lorillard, Inc. for the 7.000% Senior Notes due 2041 of Lorillard Tobacco Company, incorporated by reference to Exhibit 4.6 to our Current Report on Form 8-K (File No. 1-34097) filed on August 4, 2011

4.20	Form of Guarantee Agreement of Lorillard, Inc. for the 2.300% Senior Notes due 2017 of Lorillard Tobacco Company, incorporated by reference to Exhibit 4.4 to our Current Report on Form 8-K (File No. 1-34097) filed on August 21, 2012

4.21	Form of Guarantee Agreement of Lorillard, Inc. for the 3.750% Senior Notes due 2023 of Lorillard Tobacco Company, incorporated by reference to Exhibit 4.4 to our Current Report on Form 8-K (File No. 1-34097) filed on May 20, 2013

10.1	Separation Agreement between Loews Corporation and Lorillard, Inc., Lorillard Tobacco Company, Lorillard Licensing Company, LLC, One Park Media Services, Inc. and Plisa, S.A., incorporated herein by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q (File No. 1-34097) filed on August 7, 2008

10.2	Comprehensive Settlement Agreement and Release with the State of Florida to settle and resolve with finality all present and future economic claims by the State and its subdivisions relating to the use of or exposure to tobacco products, incorporated herein by reference to Exhibit 10 to Loews’s Report on Form 8-K (File No. 1-6541) filed September 5, 1997

10.3	Comprehensive Settlement Agreement and Release with the State of Texas to settle and resolve with finality all present and future economic claims by the State and its subdivisions relating to the use of or exposure to tobacco products, incorporated herein by reference to Exhibit 10 to Loews’s Report on Form 8-K (File No. 1-6541) filed February 3, 1998

10.4	State of Minnesota Settlement Agreement and Stipulation for Entry of Consent Judgment to settle and resolve with finality all claims of the State of Minnesota relating to the subject matter of this action which have been or could have been asserted by the State, incorporated herein by reference to Exhibit 10.1 to Loews’s Report on Form 10-Q for the quarter ended March 31, 1998 (File No. 1-6541) filed May 15, 1998

10.5	State of Minnesota Consent Judgment relating to the settlement of tobacco litigation, incorporated herein by reference to Exhibit 10.2 to Loews’s Report on Form 10-Q for the quarter ended March 31, 1998 (File No. 1-6541) filed May 15, 1998

10.6	State of Minnesota Settlement Agreement and Release relating to the settlement of tobacco litigation, incorporated herein by reference to Exhibit 10.3 to Loews’s Report on Form 10-Q for the quarter ended March 31, 1998 (File No. 1-6541) filed May 15, 1998

10.7	State of Minnesota State Escrow Agreement relating to the settlement of tobacco litigation, incorporated herein by reference to Exhibit 10.6 to Loews’s Report on Form 10-Q for the quarter ended March 31, 1998 (File No. 1-6541) filed May 15, 1998

10.8	Stipulation of Amendment to Settlement Agreement and For Entry of Agreed Order, dated July 2, 1998, regarding the settlement of the State of Mississippi health care cost recovery action, incorporated herein by reference to Exhibit 10.1 to Loews’s Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 1-6541) filed August 14, 2008

10.9	Mississippi Fee Payment Agreement, dated July 2, 1998, regarding the payment of attorneys’ fees, incorporated herein by reference to Exhibit 10.2 to Loews’s Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 1-6541) filed August 14, 2008

10.10	Stipulation of Amendment to Settlement Agreement and For Entry of Consent Decree, dated July 24, 1998, regarding the settlement of the Texas health care cost recovery action, incorporated herein by reference to Exhibit 10.4 to Loews’s Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 1-6541) filed on August 14, 2008

10.11	Texas Fee Payment Agreement, dated July 24, 1998, regarding the payment of attorneys’ fees, incorporated herein by reference to Exhibit 10.5 to Loews’s Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 1-6541) filed on August 14, 2008

10.12	Stipulation of Amendment to Settlement Agreement and For Entry of Consent Decree, dated September 11, 1998, regarding the settlement of the Florida health care cost recovery action, incorporated herein by reference to Exhibit 10.1 to Loews’s Report on Form 10-Q for the quarter ended September 30, 1998 (File No. 1-6541) filed November 17, 2008

10.13	Florida Fee Payment Agreement, dated September 11, 1998, regarding the payment of attorneys’ fees, incorporated herein by reference to Exhibit 10.2 to Loews’s Report on Form 10-Q for the quarter ended September 30, 1998 (File No. 1-6541) filed November 17, 2008

10.14	Master Settlement Agreement with 46 states, the District of Columbia, the Commonwealth of Puerto Rico, Guam, the U.S. Virgin Islands, American Samoa and the Northern Marianas to settle the asserted and unasserted health care cost recovery and certain other claims of those states, incorporated herein by reference to Exhibit 10 to Loews’s Current Report on Form 8-K (File No. 1-6541) filed November 25, 1998

10.15	Form of Assignment and Assumption of Services Agreement, dated as of April 1, 2008, by and between R.J. Reynolds Tobacco Company and R.J. Reynolds Global Products, Inc., with a joinder by Lorillard Tobacco Company, incorporated herein by reference to Exhibit 10.17 to our Amended Registration Statement on Form S-4 (File No. 333-149051) filed on March 26, 2008

10.16	Lorillard, Inc. 2008 Incentive Compensation Plan, incorporated herein by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (File No. 1-34097) filed on August 7, 2008†

10.17	Form of Lorillard, Inc. indemnification agreement for directors and executive officers, incorporated herein by reference to Exhibit 10.19 to our Amended Registration Statement on Form S-4 (File No. 333-149051) filed on May 9, 2008†

10.18	Form of Severance Agreement for named executive officers other than the Chief Executive Officer, incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 1-34097) filed on September 20, 2013†

10.19	Amendment to Supply Agreement for Reconstituted Tobacco, dated October 30, 2008, by and between R.J. Reynolds Tobacco Company and Lorillard Tobacco Company, incorporated herein by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 1-34097) filed on November 4, 2008 #

10.20	Form of Stock Appreciation Rights Award Certificate, incorporated herein by reference to Exhibit 10.7 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 1-34097) filed on November 4, 2008†

10.21	Form of Stock Option Award Certificate, incorporated herein by reference to Exhibit 10.22 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (File No. 1-34097) filed on May 6, 2010†

10.22	Form of Restricted Stock Award Certificate, incorporated herein by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (File No. 1-34097) filed on May 5, 2009†

10.23	Form of Restricted Stock Unit Award Certificate, incorporated herein by reference to Exhibit 10.24 to our Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 1-34097) filed on February 21, 2012†

10.24	Credit Agreement, dated July 10, 2012, among Lorillard Tobacco Company, as borrower, Lorillard, Inc., as parent guarantor, the lenders referred to therein, and JPMorgan Chase Bank, N.A., as Administrative Agent, incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 1-34097) filed on July 10, 2012

10.25	Consulting Agreement between Lorillard, Inc. and Martin L. Orlowsky, dated August 12, 2010, incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K (File No. 1-34097) filed on August 12, 2010†

10.26	Offer Letter between Lorillard, Inc. and Murray S. Kessler, dated August 12, 2010, incorporated herein by reference to Exhibit 10.3 to our Current Report on Form 8-K (File No. 1-34097) filed on August 12, 2010†

10.27	Severance Agreement between Lorillard, Inc. and Murray S. Kessler, dated October 11, 2010, incorporated herein by reference to Exhibit 10.26 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (File No. 1-34087) filed on October 27, 2010†

10.28	Asset Purchase Agreement, dated April 24, 2012, among, Lorillard Holding Company, Inc., formerly known as LRDHC, Inc., and BLEC, LLC, Intermark Brands, LLC and QSN Technologies, LLC, incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (File No. 1-34097) filed on April 27, 2012 ‡

11.1	Statement regarding computation of earnings per share. (See Note 14, “Earnings Per Share,” to the Consolidated Condensed Financial Statements.)*

31.1	Certification by the Chief Executive Officer of Lorillard, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a)*

31.2	Certification by the Chief Financial Officer of Lorillard, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a)*

32.1	Certification by the Chief Executive Officer and Chief Financial Officer of Lorillard, Inc. pursuant to 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002)**

101.INS	XBRL Instance Document *

101.SCH	XBRL Taxonomy Extension Schema Document *

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document *

101.LAB	XBRL Taxonomy Extension Label Linkbase Document *

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document *

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document *

*	Filed herewith.
**	Furnished herewith.
#	Confidential treatment has been granted for certain portions of this exhibit pursuant to an order under the Exchange Act of 1934, as amended, which portions have been omitted and filed separately with the Securities and Exchange Commission.
†	Management or compensatory plan or arrangement required to be filed pursuant to Item 601(b)(10) of Regulation S-K.
‡	Schedules and exhibits to Exhibit 2.1, the Asset Purchase Agreement, have been omitted pursuant to Item 601 (b)(2) of Regulation S-K. The Registrant hereby undertakes to furnish supplemental copies of any omitted schedules upon request by the Securities and Exchange Commission

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 23, 2013

LORILLARD, INC.

By:	/s/ Murray S. Kessler
	Name:	Murray S. Kessler
	Title:	Chairman, President and
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ David H. Taylor
	Name:	David H. Taylor
	Title:	Executive Vice President, Finance and Planning and Chief Financial Officer (Principal Financial Officer)