Form 10-K
period 2013-12-31
LORILLARD, INC.
filed 2014-02-21
CIK 1424847

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of voting and non-voting common equity of the registrant held by nonaffiliates of the registrant as of June 30, 2013 was $16.4 billion.

Class	Outstanding at February 18, 2014
Common Stock, $0.01 par value	362,205,301 shares

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the definitive proxy statement for the registrant’s 2014 Annual Meeting of Shareholders to be held on May 15, 2014 are incorporated by reference into Part III hereof.

i

Unless otherwise indicated or the context otherwise requires, references to “Lorillard”, “we,” “us” and “our” refer to Lorillard, Inc., a Delaware corporation, and its subsidiaries. “Lorillard, Inc.” refers solely to the parent company and “Lorillard Tobacco” refers solely to Lorillard Tobacco Company, the principal subsidiary of Lorillard, Inc. “LOEC” or “blu eCigs” refers to LOEC, Inc., a subsidiary of Lorillard, Inc. “Cygnet” or “SKYCIG” refers to Cygnet UK Trading Limited, trading as SKYCIG, a subsidiary of Lorillard, Inc.

FORWARD-LOOKING STATEMENTS

Investors are cautioned that certain statements contained in this Annual Report on Form 10-K are “forward-looking” statements. Forward-looking statements include, without limitation, any statement that may project, indicate or imply future results, events, performance or achievements, and may contain the words “expect,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “will be,” “will continue,” “will likely result” and similar expressions. In addition, any statement concerning future financial performance (including future revenues, earnings or growth rates), ongoing business strategies or prospects, and possible actions taken by us, which may be provided by our management team, are also forward-looking statements as defined by the Private Securities Litigation Reform Act of 1995.

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

•

continued intense competition from other cigarette and electronic cigarette manufacturers, including significant levels of promotional activities and the presence of a sizable deep discount category in cigarettes;

•	the continuing decline in volume in the domestic cigarette industry;

•	the increasing restrictions on the marketing and use of cigarettes and electronic cigarettes through governmental regulation and privately imposed smoking restrictions;

•	general economic and business conditions;

•	changes in financial markets (such as interest rate, credit, currency, commodities and equities markets) or in the value of specific investments;

•	the availability of financing upon favorable terms, the results of our financing efforts and the impact of any breach of a debt covenant or a credit rating downgrade;

•

potential changes in accounting policies by the Financial Accounting Standards Board, the Securities and Exchange Commission (the “SEC”) or regulatory agencies for the industry in which we participate that may cause us to revise our financial accounting and/or disclosures in the future, and which may change the way analysts measure our business or financial performance;

•	the risk of fire, violent weather, disasters or other interruptions adversely affecting our supply chain, including our and our suppliers’ production, storage and other facilities;

•	changes in the price, quality or quantity of tobacco leaf and other raw materials available for use in our cigarettes;

•	reliance on a limited number of suppliers for certain raw materials;

•	our ability to attract and retain the best talent to implement our strategies as a result of the decreasing social acceptance of cigarettes; and

•	the closing of any contemplated transactions and agreements.

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

Overview

Lorillard is the third largest manufacturer of cigarettes in the United States. Founded in 1760, Lorillard is the oldest continuously operating tobacco company in the United States. Newport, our flagship premium cigarette brand, is the top selling menthol and second largest selling cigarette brand overall in the United States based on gross units sold in 2013. The Newport brand, which includes both menthol and non-menthol product offerings, accounted for approximately 85.4% of our consolidated net sales for the fiscal year ended December 31, 2013. In addition to the Newport brand, our product line has four additional brand families marketed under the Kent, True, Maverick, and Old Gold brand names. These five brands include 43 different product offerings which vary in price, taste, flavor, length and packaging. In 2013, we shipped 39.9 billion cigarettes, all of which were sold in the United States and certain U.S. possessions and territories. Lorillard, through its other subsidiaries, is also a leading global electronic cigarette company, marketed under the blu eCigs and SKYCIG brands. Newport, Kent, True, Maverick, Old Gold, blu eCigs and SKYCIG are the registered trademarks of Lorillard and its subsidiaries. We sold substantially all of our major cigarette trademarks outside of the United States in 1977. We maintain our headquarters and manufacture all of our traditional cigarette products in Greensboro, North Carolina.

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

We fund a Youth Smoking Prevention Program, which is designed to discourage youth from using cigarettes and electronic cigarettes by promoting parental involvement and assisting parents in discussing the issue with their children. We are also a founding member of the Coalition for Responsible Tobacco Retailing which through its “We Card” program trains retailers in how to prevent the purchase of cigarettes by underage persons. In addition, we have adopted guidelines established by the National Association of Attorneys General to restrict advertising in magazines with large readership among people under the age of 18.

Electronic cigarettes are generally less regulated than cigarettes. Accordingly, a wider variety of marketing programs are available. The predominant forms of advertising and promotion in the electronic cigarette industry are television, print advertising, sampling events and web based advertising. blu eCigs and SKYCIG require all purchasers of their electronic cigarettes to be at least 18 years of age. During 2012, the FDA indicated that it intends to regulate electronic cigarettes under the FSPTCA through the issuance of deeming regulations that would include electronic cigarettes under the definition of a “tobacco product” under the FSPTCA subject to the FDA’s jurisdiction. As of February 14, 2014, the FDA had not taken such action.

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

As of December 31, 2013, we had approximately 500 direct buying customers servicing more than 400,000 retail accounts for our cigarettes. We do not sell cigarettes directly to consumers. During 2013, 2012, and 2011, sales made by us to the McLane Company, Inc. comprised 29%, 29%, and 28%, respectively, of our cigarette revenues. No other customer accounted for more than 10% of 2013, 2012, or 2011 cigarette revenues. We do not have any written sales agreements with our customers, including the McLane Company, Inc. that provide for any backlog orders.

Most of our customers buy cigarettes on a next-day-delivery basis. Customer orders are shipped from public distribution warehouses via third party carriers. We do not ship products directly to retail stores. In 2013, approximately 99% of our customers purchased cigarettes using electronic funds transfer, which provides immediate payment to us.

As of December 31, 2013, we had approximately 400 direct buying customers providing blu eCigs electronic cigarettes to approximately 136,000 retail accounts in the U.S. SKYCIG sells electronic cigarettes through retail outlets in the U.K. We also sell electronic cigarettes directly to adult consumers over the internet. We do not have any written sales agreements with our customers that provide for any backlog orders for electronic cigarettes. Customer orders are shipped primarily from a public distribution warehouse via third party carriers.

Raw Materials and Manufacturing

In our production of cigarettes, we use domestic and foreign grown burley and flue-cured leaf tobaccos, as well as aromatic tobaccos grown primarily in Turkey and other Near Eastern countries. We believe that there is an adequate supply of leaf tobacco of the type and quality we require at competitive prices from a combination of global sources, and that we are not dependent on any one geographic region or country for our requirements. An affiliate of Reynolds American Inc. (“RAI”) manufactures all of our reconstituted tobacco pursuant to our specifications, as set forth in an agreement between us and RAI. Reconstituted tobacco is a form of tobacco material manufactured as a paper-like sheet from small pieces of tobacco that are too small to incorporate into the cigarette directly and may include some tobacco stems, and which is used as a component of cigarette blends.

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

We purchased approximately 86%, 90% and 88% of our leaf tobacco through a limited number of suppliers in 2013, 2012 and 2011. If these suppliers become unwilling or unable to supply leaf tobacco to us, we believe that we can readily obtain high quality leaf tobacco from well-established, alternative industry sources. However, we believe that such high quality leaf tobacco may not be available at prices comparable to those we pay currently.

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

All raw materials used in the manufacture of our electronic cigarettes, with the exception of the liquid flavorings used by blu eCigs, are produced by various suppliers located in Asia. The liquid flavorings used in our blu eCigs electronic cigarettes products, which have varieties with and without nicotine, are manufactured in the U.S. and exported to Asian based manufacturers for assembly. All of our electronic cigarettes are manufactured and assembled in Asia and imported to the United States for blu eCigs and United Kingdom for SKYCIG.

Research and Development

We have an experienced research and development team that continuously evaluates new products and line extensions and assesses new technologies and scientific advancements to be able to respond to marketplace demands and developing regulatory requirements. Our primary research and development facility is located in Greensboro, North Carolina, and we have an electronic cigarette research and development facility in Campbell, California. Our research and development efforts focus primarily on:

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

•

developing new, or modifying existing, products, processes, and analytical methods for cigarettes and electronic cigarettes to ensure high quality, accurate data, to promote quality control, and to comply with current and anticipated laws and regulations; and

•	collaborating and cooperating with public and private scientific institutions and encouraging independent research relating to cigarettes and electronic cigarettes.

Tobacco-related research activities include: the analysis of cigarette components, including cigarette paper, filters, tobacco and ingredients, including menthol; analysis of mainstream smoke; and modification of cigarette design. We employ advanced scientific equipment in our research efforts, including gas chromatographs, liquid chromatographs, and mass spectrometers coupled with gas and liquid chromatographs. We use this equipment to structurally identify and measure the amount of chemical compounds found in cigarette smoke and various tobaccos. These measurements allow us to better understand the relationship between the tobacco, cigarette construction, and the smoke yielded from cigarettes. In addition, advanced biological techniques are developed and used to test the biological impact of tobacco smoke on cells and advance our understanding of potential biomarkers for disease risk.

Information Technology

We are committed to the use of information technology throughout the organization to provide operating effectiveness, cost reduction and competitive advantages. We believe our system platform provides the appropriate level of information in a timely fashion to effectively manage the business. We utilize proven technologies while also continuously exploring new technologies consistent with our information technology architecture strategy. Our information technology environment is anchored by an SAP enterprise resource planning (“ERP”) system designed to meet the processing and analysis needs of our core business operations and financial control requirements. The process control and production methods in our manufacturing operation utilize barcode scanning, radio frequency identification, robotics, wireless technologies and software products to monitor and control the manufacturing process. Our primary data center is located at our corporate headquarters and is staffed by an in-house team of experienced information technology professionals. A satellite data center, located at a separate facility in Greensboro, supports our manufacturing environment. In addition, we have a comprehensive redundancy and disaster recovery plan in place.

Employees

As of December 31, 2013, we had approximately 2,900 full-time employees. As of that date, approximately 1,100 of those employees were represented by labor unions covered by two collective bargaining agreements. Local Union #317T Greensboro of the Bakery, Confectionery, Tobacco Workers and Grain Millers International Union (AFL-CIO-CLC) represents workers at our Greensboro cigarette manufacturing plant. In August 2011, a new collective bargaining agreement covering this Union was approved, which expires in September 2015. Workers at our Danville, Virginia tobacco storage facility are also represented by Local Union #317T Danville of the Bakery, Confectionery, Tobacco Workers and Grain Millers International Union (AFL-CIO-CLC). In March 2012, a new collective bargaining agreement covering Local Union #317T of Danville was approved, which expires in April 2016. We have historically had an amicable relationship with the unions representing our employees.

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

The market for electronic cigarettes is evolving at a very fast pace and is very fragmented, with many companies competing with similar product offerings. In the competition for retail presence, blu eCigs has begun the process of differentiating itself from the competition with unique technology, impactful displays and point of sale materials. The method of distribution for many competing companies is predominately over the internet, with only a small but growing number of competitors currently having a significant presence at retail.

Please read the sections entitled “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Business Environment” and “—Selected Industry and Domestic Cigarette Retail Market Share Data” beginning on pages 41 and 44, respectively, for additional information.

Legislation and Regulation

Our business operations are subject to a variety of federal, state and local laws and regulations governing, among other things, the research, development and manufacture of cigarettes and electronic cigarettes; the development of new tobacco products; the publication of health warnings on cigarette packaging and advertising; the marketing and sale of tobacco products; restrictions on the use of tobacco products in public places; and fire safety standards. From time to time, new legislation and regulations are proposed and reports are published by government sponsored committees and others recommending additional regulation of tobacco products.

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

During 2012, the FDA indicated that it intends to regulate electronic cigarettes under the FSPTCA through the issuance of deeming regulations that would include electronic cigarettes under the definition of a “tobacco product” under the FSPTCA subject to the FDA’s jurisdiction. As of February 14, 2014, the FDA had not taken such action. We cannot predict the scope of such regulations or the impact they may have on our electronic cigarette business, though if enacted, they could have a material adverse effect on our electronic cigarette business in the future.

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

State and Local Regulation

Many state, local and municipal governments and agencies, as well as private businesses, have adopted legislation, regulations or policies which prohibit or restrict, or are intended to discourage the use of cigarettes and electronic cigarettes,, including legislation, regulations or policies prohibiting or restricting smoking in various places such as public buildings and facilities, stores, restaurants and bars and on airline flights and in the workplace.

Two states, Massachusetts and Texas, have enacted legislation requiring each manufacturer of cigarettes sold in those states to submit an annual report identifying for each brand sold certain “added constituents,” and providing nicotine yield ratings and other information for certain brands. Neither law allows for the public release of trade secret information.

A New York law which became effective in June 2004 requires cigarettes sold in that state to meet a mandated standard for ignition propensity. We developed proprietary technology to comply with the standards and were compliant by the effective date. Following the passage of the New York law, every state and the District of Columbia have passed similar laws utilizing the same technical standards. The effective dates of these laws ranged from May 2006 to January 2011. Since November 1, 2009, all of our cigarettes have been manufactured using this technology.

Other similar laws and regulations have been enacted or considered by other state and local governments and may include electronic cigarettes as well as cigarettes. We cannot predict the impact which these regulations may have on our business, though if enacted, they could have a material adverse effect on our business, financial condition, results of operations and cash flows in the future.

Excise Taxes and Assessments

Cigarettes are subject to substantial federal, state and local excise taxes in the United States and, in general, such taxes have been increasing. Effective April 1, 2009, the federal excise tax on cigarettes increased to $50.33 per thousand cigarettes (or $1.0066 per pack of 20 cigarettes) from $19.50 per thousand cigarettes (or $0.39 per pack of 20 cigarettes). State excise taxes, which are levied upon and paid by the distributors, are also in effect in the fifty states, the District of Columbia and many municipalities. During 2013, there were three state excise tax increases implemented including a $1.60 per pack increase in Minnesota, effective July 1, 2013 and a $1.00 per pack increase in Massachusetts, effective July 31, 2013. In addition, in 2012, New Hampshire passed legislation that decreased the cigarette tax by $0.10 per pack, but provided for the tax to revert to the original amount if certain revenue goals were not reached. These goals were not reached and the tax increased by $0.10 per pack on August 1, 2013. There was also a tax increase in Cook County, Illinois of $1.00 per pack, effective March 1, 2013. For the twelve months ended December 31, 2013, the combined state and municipal taxes ranged from $0.17 to $5.85 per pack of cigarettes.

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

Some plaintiffs in our litigation and constituencies, including the FDA and other public health agencies, have claimed or expressed concerns that mentholated cigarettes may pose greater health risks and may impact public health more than non- mentholated cigarettes, including concerns that mentholated cigarettes may make it easier to start smoking and harder to quit, and may seek restrictions or a ban on the production and sale of mentholated cigarettes. For example, it is likely that in 2014 the European Union will adopt a ban on the sale of characterizing flavors in cigarettes, including menthol, which would become effective by 2022. Any ban or material limitation on the use of menthol in cigarettes would materially adversely affect our results of operations, cash flow and financial condition.

Following the passage of the Family Smoking Prevention and Tobacco Control Act (the “FSPTCA”) in June 2009, the FDA established the Tobacco Products Scientific Advisory Committee (the “TPSAC”) to evaluate, among other things, “the impact of the use of menthol in cigarettes on the public health, including such use among children, African-Americans, Hispanics, and other racial and ethnic minorities.” In addition, the FSPTCA permits the FDA to impose restrictions regarding the use of menthol in cigarettes, including a ban, if those restrictions would be appropriate for the public health. The TPSAC or the Menthol Report Subcommittee held meetings on March 30-31, 2010, July 15-16, 2010, September 27, 2010, October 7, 2010, November 18, 2010, January 10-11, 2011, February 10-11, 2011, March 2, 2011, March 17-18, 2011 and July 21, 2011 to consider the issues surrounding the use of menthol in cigarettes. At the March 18, 2011 meeting, TPSAC presented its report and recommendations on menthol. The report’s findings included that menthol likely increases experimentation and regular smoking, menthol likely increases the likelihood and degree of addiction for youth smokers, non-white menthol smokers (particularly African-Americans) are less likely to quit smoking and are less responsive to certain cessation medications, and that consumers continue to believe that smoking menthol cigarettes is less harmful than smoking non-menthol cigarettes as a result of the cigarette industry’s historical marketing. TPSAC’s overall recommendation to the FDA was that “[r]emoval of menthol cigarettes from the marketplace would benefit public health in the United States.” At the July 21, 2011 meeting, TPSAC considered revisions to its report, and the voting members unanimously approved the final report for submission to the FDA with no change in its recommendation.

On June 27, 2011, the FDA provided a progress report on its review of the science related to menthol cigarettes. In the June 2011 update, the FDA stated that “[e]xperts within the FDA Center for Tobacco Products are conducting an independent review of the science related to the impact [of menthol] in cigarettes on public health…” The FDA stated that it would submit its draft independent review of menthol science to an external peer review panel in July 2011. On January 26, 2012, the FDA provided a second progress report on its review of the science related to menthol cigarettes. In its January 2012 update, the FDA stated that “FDA submitted its report to external scientists for peer review, and the agency is revising its report based on their feedback.” On July 23, 2013, the FDA made available its preliminary scientific evaluation (“PSE”) of public health issues related to the use of menthol in cigarettes and peer review comments thereto. Although the FDA PSE found that menthol in cigarettes is not associated with increased smoke toxicity, increased levels of biomarkers of exposure or increased disease risk, the evaluation concluded that menthol in cigarettes is likely associated with increased initiation and progression to regular cigarette smoking, increased dependence, reduced success of smoking cessation, especially among African American menthol smokers, altered physiological responses to tobacco smoke and particular patterns of smoking. In the preliminary scientific evaluation, the FDA concluded that menthol cigarettes likely pose a public health risk above that seen with non-menthol cigarettes. The FDA also issued an Advance Notice of Proposed Rulemaking (“ANPRM”) seeking comments on the PSE and requesting additional information related to potential regulatory options it might consider for the regulation of menthol. The FDA requested comments regarding, among other things, information on potential product standards for levels of menthol in cigarettes; the timeframe for compliance with any product standard enacted; whether a stepped approach to lowering or removing menthol from cigarettes would be appropriate; whether sales, distribution, advertising or promotion restrictions are appropriate; and evidence, including public health impact, of any potential illicit market in menthol cigarettes should they no longer be available. In addition, the FDA announced that it is funding new research on, among other things, the differences between menthol and nonmenthol cigarettes to obtain information to assist FDA in making informed decisions related to potential regulation of menthol in cigarettes. The FDA established a 60-day comment period for the ANPRM and PSE, and said it will consider all comments and other information submitted to determine what, if any, regulatory action is appropriate. On September 11, 2013, the FDA extended the comment period for an additional 60 days to November 22, 2013. On November 21, 2013, the Company provided comments on the ANPRM and PSE to the FDA. If the FDA determines that regulation of menthol is warranted, the FDA could promulgate regulations that, among other things, could result in a ban on or restrictions on the use of menthol in cigarettes.

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

Pursuant to the FSPTCA, the FDA may also undertake various investigative and enforcement actions, including facility inspections, requests for documentation and other information, other examinations and investigations, seeking injunctive relief, money penalties and product withdrawals, recalls and seizures. Any of these FDA actions could result in significant costs to our businesses or otherwise have a material adverse effect on our financial position, cash flows and results of operations.

As of February 14, 2014, Lorillard Tobacco is a defendant in approximately 6,832 tobacco-related lawsuits including approximately 655 cases in which Lorillard, Inc. is a co-defendant. Lorillard, Inc. is a defendant in one case in which Lorillard Tobacco is not a defendant. These cases, which are extremely costly to defend, could result in substantial judgments against Lorillard Tobacco and/or Lorillard, Inc.

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

In December 2010, a Massachusetts jury awarded damages, including punitive damages, from Lorillard Tobacco in a Conventional Product Liability Case, Evans v. Lorillard Tobacco Company (Superior Court, Suffolk County, Massachusetts). In September 2011, the court reduced the compensatory damages awarded to the estate of a deceased smoker to $25 million and reduced the award to the deceased smoker’s son to $10 million. The court declined to reduce the jury’s award of $81 million in punitive damages. In December 2011, the court entered a final judgment that awarded $35 million in compensatory damages, $81 million in punitive damages, approximately $2.6 million in attorneys’ fees and costs, and interest on the damages awards at the rate of 12% per year from the date the case was filed in 2004. On June 11, 2013, the Massachusetts Supreme Judicial Court affirmed the compensatory damages award but remanded the case to the trial court for a new trial on the issue of punitive damages, finding that the jury was inadequately instructed regarding the application of various theories of negligence. Lorillard Tobacco filed a petition for rehearing, which was denied on July 26, 2013. In September 2013, plaintiff filed a motion seeking immediate entry of judgment on the compensatory damages award. At a status conference on September 17, 2013, the trial judge rejected defendant’s proposed procedures for retrial of plaintiff’s claims. Lorillard Tobacco incurred a charge of $79 million, including $35 million for compensatory damages plus statutory interest of 12% per year since June 28, 2004. This amount was paid in October 2013, and the case has been dismissed in its entirety and is now concluded.

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

The 2006 ruling by the Florida Supreme Court in Engle also permitted members of the Engle class to file individual claims, including claims for punitive damages. The Florida Supreme Court held that these individual plaintiffs are entitled to rely on a number of the jury’s findings in favor of the plaintiffs in the first phase of the Engle trial. These findings included that smoking cigarettes causes a number of diseases; that cigarettes are addictive or dependence-producing; and that the defendants, including Lorillard Tobacco and Lorillard, Inc., were negligent, breached express and implied warranties, placed cigarettes on the market that were defective and unreasonably dangerous, and concealed or conspired to conceal the risks of smoking. Lorillard Tobacco is a defendant in approximately 4,197 cases pending in various state and federal courts in Florida that were filed by members of the Engle class (the “Engle Progeny Cases”), including 651 cases in which Lorillard, Inc. is a co-defendant.

As of February 14, 2014, trial was not underway in any Engle Progeny Cases in which Lorillard Tobacco is a defendant. As of February 14, 2014, Lorillard Tobacco and Lorillard, Inc. are defendants in Engle Progeny Cases that have been placed on courts’ 2014 and 2015 trial calendars or in which specific trial dates have been set. Trial schedules are subject to change and it is not possible to predict how many of the Engle Progeny Cases pending against Lorillard Tobacco or Lorillard, Inc. will be tried in 2014 and 2015. It also is not possible to predict whether some courts will implement procedures that consolidate multiple Engle Progeny Cases for trial.

Trials of some of the Engle Progeny Cases have resulted in verdicts that have awarded damages from cigarette manufacturers, including us.

As of February 14, 2014, Lorillard has been a defendant in 16 Engle Progeny Cases tried to a verdict. Plaintiffs in twelve Engle Progeny Cases were awarded compensatory damages from Lorillard Tobacco. In eleven of these cases the damages were awarded by the jury, and in one case the court entered an order following trial that awarded plaintiff compensatory damages. In three of the twelve cases, plaintiffs were awarded punitive damages from Lorillard Tobacco. Lorillard, Inc. was a defendant in one of these twelve cases at the time of verdict. The twelve cases are listed below in the order in which the verdicts were returned:

•

In Mrozek v. Lorillard Tobacco Company (Circuit Court, Fourth Judicial Circuit, Duval County, Florida), the jury awarded plaintiff a total of $6 million in compensatory damages and $11.3 million in punitive damages in March 2011. The jury apportioned 35% of the fault for the smoker’s injuries to the smoker and 65% to Lorillard Tobacco. The final judgment entered by the trial court reflected the jury’s verdict and awarded plaintiff $3,900,588 in compensatory damages and $11,300,000 in punitive damages plus 6% annual interest. A motion filed by Lorillard Tobacco to disqualify the trial judge based on comments he made in another Engle Progeny trial was denied in July 2012 and a petition filed by Lorillard Tobacco requesting that the Florida First District Court of Appeal review that decision was denied in January 2013. In December 2012, the Florida First District Court of Appeal affirmed the final judgment awarding compensatory and punitive damages and Lorillard Tobacco’s motion for rehearing of the appellate court opinion was denied in February 2013. In March 2013, Lorillard Tobacco filed a notice with the Florida Supreme Court seeking review of the appellate court decision. In April 2013, the Florida Supreme Court ordered Lorillard Tobacco to show cause why the Florida Supreme Court’s decision in Douglas, which addressed the application of the Engle Phase I findings, is not controlling in this case. Lorillard Tobacco filed a response to this order in May 2013. On February 14, 2014, the Florida Supreme Court declined to grant review of this case. The Florida First District Court of Appeal provisionally granted plaintiff’s motion for appellate attorneys’ fees, ruling that the trial court is authorized to award appellate fees if the trial court determines entitlement to attorneys’ fees. In June 2013, the trial court granted plaintiffs’ motion for entitlement to trial court attorneys’ costs and fees and also determined that plaintiff was entitled to intermediate appellate court attorneys’ fees. As of February 14, 2014, the trial court had not determined the amount of trial court or intermediate appellate court fees to award. On November 18, 2013, plaintiff filed a motion with the Florida Supreme Court seeking attorneys’ fees in connection with the appeal to the Florida Supreme Court. On February 14, 2014, the Florida Supreme Court provisionally granted plantiff’s motion for attorney fees for $2,500, subject to the trial court’s determination.

•

In Tullo v. R.J. Reynolds, et al. (Circuit Court, Palm Beach County, Florida), the jury awarded plaintiff a total of $4.5 million in compensatory damages in April 2011. The jury assessed 45% of the fault to the smoker, 5% to Lorillard Tobacco and 50% to other defendants. The jury did not award punitive damages to the plaintiff. The court entered a final judgment that awarded plaintiff $225,000 in compensatory damages from Lorillard Tobacco plus 6% annual interest. Defendants noticed an appeal from the final judgment to the Florida Fourth District Court of Appeal. In August 2013, the Florida Fourth District Court of Appeal affirmed the final judgment. On October 16, 2013 defendants filed a notice with the Florida Supreme Court seeking review of the appellate court decision. As of February 14, 2014, the Florida Supreme Court had not announced whether it would grant review. The Florida Fourth District Court of Appeal provisionally granted plaintiff’s motion for appellate attorneys’ fees, ruling that the trial court is authorized to award appellate fees if the trial court determines entitlement to attorneys’ fees. As of February 14, 2014, the trial court had not determined the amount of appellate fees to award.

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

•

In Jewett v. R.J. Reynolds Tobacco Co., et al. (Circuit Court, Duval County, Florida), the jury awarded the estate of the decedent $692,981 in compensatory damages and awarded the plaintiff $400,000 for loss of companionship in May 2011. The jury assessed 70% of the responsibility for the decedent’s injuries to the decedent, 20% to R.J. Reynolds and 10% to Lorillard Tobacco. The jury determined that no punitive damages were warranted. The final judgment entered by the trial court reflected the jury’s verdict and awarded plaintiff a total of $109,298 from Lorillard Tobacco plus 6% annual interest. In June 2012, an agreement was reached between the parties as to the amount of trial court costs and attorneys’ fees incurred, should the judgment be upheld on appeal, and plaintiff’s motion for costs and attorneys’ fees was withdrawn. In November 2012, the Florida First District Court of Appeal reversed the judgment awarding compensatory damages and ordered the case returned to the trial court for a new trial. In January 2013, the appellate court denied a motion filed by the plaintiff for rehearing of the decision reversing the judgment. Both the plaintiff and defendants have filed notices with the Florida Supreme Court seeking review of the appellate court decision. On February 14, 2014, the Florida Supreme Court declined to grant review of this case.

•

In Weingart v. R.J. Reynolds Tobacco Company, et al. (Circuit Court, Palm Beach County, Florida), in July 2011, the jury determined that the decedent did not sustain any compensatory damages from the defendants, including Lorillard Tobacco, and it returned a verdict for the defendants that punitive damages were not warranted. The jury assessed 91% of the fault for the decedent’s injuries to the decedent, 3% to Lorillard Tobacco and 3% to each of the other two defendants. Following trial, the court granted in part a motion by the plaintiff to award damages, and it tentatively awarded plaintiff $150,000 in compensatory damages. The court entered a final judgment that applied the jury’s comparative fault determinations to the court’s award of compensatory damages. The final judgment awarded plaintiff $4,500 from Lorillard Tobacco. Defendants noticed an appeal to the Florida Fourth District Court of Appeal from the order that awarded compensatory damages to the plaintiff and amended their notice of appeal to address the final judgment. On February 13, 2013, the Florida Fourth District Court of Appeal affirmed the final judgment awarding compensatory damages. Defendants filed a notice with the Florida Supreme Court seeking review of this decision. In March 2012, the trial court entered a judgment against the defendants for costs with Lorillard Tobacco’s share amounting to $43,081 plus 4.75% annual interest. Defendants noticed an appeal from this costs judgment. In June 2013, all defendants satisfied both the final judgment awarding compensatory damages and the costs judgment, with Lorillard Tobacco’s share amounting to approximately $50,000. Defendants’ petition for Florida Supreme Court review and the appeal from the costs judgment have been dismissed. This case is now concluded.

•

In Sury v. R.J. Reynolds Tobacco Company, et al., (Circuit Court, Duval County, Florida), in November 2011, the jury awarded plaintiff $1,000,000 in compensatory damages and assessed 60% of the responsibility for the decedent’s injuries to the decedent, 20% to Lorillard Tobacco and 20% to R.J. Reynolds. The jury returned a verdict for the defendants regarding whether punitive damages were warranted. In March 2012, the court entered a final judgment against defendants in the amount of $1,000,000, jointly and severally, plus 4.75% annual interest, declining to apply the jury’s comparative fault findings to causes of action alleging intentional conduct. On June 24, 2013, the Florida First District Court of Appeal affirmed the final judgment. Lorillard Tobacco’s motion for rehearing of this decision with the Florida First District Court of Appeal was denied in August 2013. The Florida Supreme Court declined review of the intermediate appellate court decision in January 2014. In December 2012, Lorillard Tobacco reached an agreement with the plaintiff to resolve the trial costs and fees, conditioned on the judgment being upheld on appeal. In June 2013, the First District Court of Appeal determined that plaintiff was entitled to attorneys’ fees in connection with the appeal to the First District Court of Appeal and directed the trial court to determine the amount. As of February 14, 2014, the trial court had not determined the amount. In October 2013, the plaintiff filed a motion with the Florida Supreme Court seeking attorneys’ fees and costs in connection with the appeal to the Florida Supreme Court. The Florida Supreme Court granted the motion and awarded plaintiff $2,500 in fees.

•

In Alexander v. Lorillard Tobacco Company, et al. (Circuit Court, Eleventh Judicial Circuit, Miami-Dade County, Florida) the jury awarded plaintiff $20,000,000 in compensatory damages and $25,000,000 in punitive damages in February and March 2012. Lorillard Tobacco is the only defendant in this case. The jury apportioned 20% of the fault for the smoker’s injuries to the smoker and 80% to Lorillard Tobacco. In March 2012, the court entered a final judgment that applied the jury’s comparative fault determination to the court’s award of compensatory damages, awarding the plaintiff $16,000,000 in compensatory damages and $25,000,000 in punitive damages from Lorillard Tobacco. In May 2012, the court granted a motion by Lorillard Tobacco to lower the amount of compensatory damages and reduced the amount awarded to $10,000,000 from Lorillard Tobacco. Other post-trial motions challenging the verdict were denied. The court entered an amended final judgment that applied the jury’s comparative fault determination to the court’s award of compensatory damages, awarding the plaintiff $8,000,000 in compensatory damages and $25,000,000 in punitive damages, plus the statutory rate of interest, which is currently 4.75%. In September 2012, an agreement was reached between the parties as to the amount of costs and attorneys’ fees incurred, should the judgment be upheld on appeal. Lorillard Tobacco noticed an appeal from the amended final judgment to the Florida Third District Court of Appeal. On September 4, 2013, the Florida Third District Court of Appeal affirmed the amended final judgment awarding compensatory and punitive damages. Lorillard Tobacco’s motion for rehearing of this decision with the Florida Third District Court of Appeal was denied in October 2013. On November 27, 2013, Lorillard Tobacco filed a petition with the Florida Supreme Court seeking review of the intermediate appellate court decision. As of February 14, 2014, the Florida Supreme Court had not announced whether it would grant review of this case. On January 3, 2014, the plaintiff filed a motion with the Florida Supreme Court seeking attorneys’ fees in connection with the appeal to the Florida Supreme Court. As of February 14, 2014, the Florida Supreme Court had not ruled on this motion. In September 2013, the Florida Third District Court of Appeal determined that plaintiff was entitled to intermediate appellate court attorneys’ fees in connection with the appeal to the Florida Third District Court of Appeal and directed the trial court to determine the amount. As of February 14, 2014, the trial court had not determined the amount of such attorneys’ fees to award.

•

In Calloway v. R.J. Reynolds Tobacco Company, et al. (Circuit Court, Seventeenth Judicial Circuit, Broward County, Florida), the jury awarded plaintiff and a daughter of the decedent a total of $20,500,000 in compensatory damages in May 2012. The jury apportioned 20.5% of the fault for the smoker’s injuries to the smoker, 27% to R.J. Reynolds, 25% to Philip Morris, 18% to Lorillard Tobacco, and 9.5% to Liggett. The jury awarded $12,600,000 in punitive damages from Lorillard Tobacco and $42,250,000 from the other defendants, for a total punitive damages award of $54,850,000. In August 2012, the court granted a post-trial motion by the defendants and lowered the compensatory damages award to $16,100,000. The court also ruled that the jury’s finding on the plaintiff’s percentage of comparative fault would not be applied to reduce the compensatory damage award because the jury found in favor of the plaintiff on her claims alleging intentional conduct. In August 2012, the court entered final judgment against defendants in the amount of $16,100,000 in compensatory damages, jointly and severally, and $54,850,000 in punitive damages, plus the statutory rate of interest. Lorillard Tobacco is liable for $12,600,000 of the total punitive damages award. The final judgment also granted plaintiff’s application for trial court costs and attorneys’ fees, but as of February 14, 2014, the trial court had not awarded an amount. Defendants have noticed an appeal from the final judgment to the Florida Fourth District Court of Appeal.

•

In Evers v. R.J. Reynolds Tobacco Company, et al. (Circuit Court, Thirteenth Judicial Circuit, Hillsborough County, Florida), the jury awarded plaintiff and the estate of the decedent a total of $3,230,000 in compensatory damages in February 2013. The jury apportioned 31% of the fault for the smoker’s injuries to the smoker, 60% to R.J. Reynolds and 9% to Lorillard Tobacco. The jury found that punitive damages against Lorillard Tobacco were not warranted and awarded $12,362,042 in punitive damages from R.J. Reynolds Tobacco Company. The Court granted a post-trial motion by R.J. Reynolds for a directed verdict on punitive damages and, as a result, the jury’s punitive damages award was set aside. The Court denied a motion filed by the plaintiff to reconsider the directed verdict. At a post-trial hearing, the plaintiff waived entitlement to the jury’s loss of services award which amounted to $280,000 of the total compensatory damages award. In May 2013, the court entered a final judgment that applied the jury’s comparative fault determinations and awarded plaintiff and the estate of the decedent $2,035,500 in compensatory damages ($256,500 from Lorillard Tobacco), plus the statutory rate of interest. Plaintiff and defendants have both appealed the final judgment to the Florida Second District Court of Appeal. Plaintiff also filed a motion for entitlement to trial attorneys’ fees and costs. As of February 14, 2014, the trial court had not ruled on this motion. In January 2014, plaintiff filed another petition with the Florida Fourth District Court of Appeal seeking to disqualify the trial judge. As of February 14, 2014, the trial court had not ruled on this motion.

•

In Cohen v. R.J. Reynolds Tobacco Company, et al. (Circuit Court, Fifteenth Judicial Circuit, Palm Beach County, Florida), the jury awarded plaintiff and the estate of the decedent a total of $2,055,050 in compensatory damages in May 2013. The jury apportioned 40% of the fault for the smoker’s injuries to the smoker, 30% to R.J. Reynolds, 20% to Lorillard Tobacco, and 10% to Liggett. The jury found that punitive damages were not warranted against any of the defendants. On May 6, 2013, the Court entered final judgment against defendants in the amount of $1,233,030 ($411,010 from Lorillard Tobacco) plus 4.75% annual interest. On July 10, 2013, the Court entered an order granting defendants’ motion for a new trial based on the plaintiff’s improper arguments during closing. This order effectively vacated the final judgment. Plaintiff has filed a notice of appeal from the order granting the motion for new trial to the Florida Fourth District Court of Appeal. Plaintiff’s petition with the Florida Fourth District Court of Appeal seeking to disqualify the trial court judge from further consideration of this case was denied in November 2013.

•

In Ruffo v. R.J. Reynolds Tobacco Company, et al. (Circuit Court, Eleventh Judicial Circuit, Miami-Dade County, Florida), the jury awarded plaintiff $1,500,000 in compensatory damages in May 2013. The jury apportioned 85% of the fault for the smoker’s injuries to the smoker, 12% to Philip Morris, and 3% to Lorillard Tobacco. Defendants’ post-trial motions challenging the verdict were denied. On October 4, 2013, the Court entered a final judgment against defendants that applied the jury’s comparative fault determinations and awarded plaintiff $225,000 in compensatory damages ($45,000 from Lorillard Tobacco) plus the statutory rate of interest which is currently 4.75%. Defendants have noticed an appeal from the final judgment to the Florida Third District Court of Appeal. Plaintiff has filed a motion with the trial court seeking entitlement to attorneys’ costs and fees. As of February 14, 2014, the trial court had not ruled on this motion.

•

In Gafney v. R.J. Reynolds Tobacco Company, et al. (Circuit Court, Fifteenth Judicial Circuit, Palm Beach County, Florida), the jury awarded plaintiff a total of $5,800,000 in compensatory damages in September 2013. The jury apportioned 34% of the fault for the smoker’s injuries to the smoker, 33% to R.J. Reynolds, and 33% to Lorillard Tobacco. Lorillard, Inc. was also a defendant in this trial but damages and comparative fault were not assessed separately for Lorillard, Inc. Because the jury found in favor of the defendants on the claims alleging intentional conduct, the plaintiff was not entitled to punitive damages. On September 26, 2013, the Court entered a final judgment that applied the jury’s comparative fault determinations and awarded the plaintiff a total of $3,828,000 in compensatory damages ($1,914,000 from Lorillard Tobacco), plus the statutory rate of interest. Defendants’ post-trial motions challenging the verdict were denied in November 2013. Defendants have noticed an appeal from the final judgment to the Florida Fourth District Court of Appeal. Plaintiff has filed a motion with the trial court seeking entitlement to attorneys’ fees and costs. As of February 14, 2014, the trial court had not ruled on this motion.

As of February 14, 2014, verdicts have been returned in 100 Engle Progeny Cases in which neither Lorillard Tobacco nor Lorillard, Inc. were defendants since the Florida Supreme Court issued its 2006 ruling. Juries awarded compensatory damages and punitive damages in 31 of these trials. The punitive damages awards have totaled approximately $709 million and have ranged from $20,000 to $244 million. In 30 of the trials, juries awarded only compensatory damages. In the 39 other trials, juries found in favor of the defendants. In some of the trials decided in the defendants’ favor, plaintiffs have filed motions challenging the verdicts and in some cases, appeals from final judgments are pending before various Florida circuit and intermediate appellate courts. As of February 14, 2014, one verdict in favor of the defendants has been reversed on appeal and returned to the trial court for a new trial on all issues. It is not possible to predict the final outcome of this litigation.

Various intermediate state and federal Florida appellate courts have issued rulings that address the scope of the preclusive effect of the findings from the first phase of the Engle trial, including whether those findings relieve plaintiffs from the burden of proving certain legal elements of their claims. The Florida Supreme Court granted review in the Douglas case, in which a verdict awarding compensatory damages to the plaintiff was affirmed by an intermediate state Florida appellate court, to address the issue of whether a tobacco manufacturer’s due process rights are violated by reliance upon the Engle Phase I findings. On March 14, 2013, the Florida Supreme Court ruled that application of the Engle Phase I findings to establish certain elements of plaintiffs’ claims is not a violation of the Engle defendants’ due process rights. In order to prevail on either strict liability or negligence claims, the Court found that plaintiffs must establish (i) membership in the Engle class; (ii) that addiction to smoking the Engle defendants’ cigarettes containing nicotine was a legal cause of the injuries alleged and (iii) damages. On August 12, 2013, defendants filed a petition with the United States Supreme Court seeking review of the Florida Supreme Court’s decision. This petition for review was denied on October 7, 2013. The due process issue was also on appeal in the United States Court of Appeals for the Eleventh Circuit in two cases that had been consolidated for appeal: Duke and Walker. On September 6, 2013, the United States Court of Appeals for the Eleventh Court affirmed the verdicts in these cases, holding that the judgment of the Florida Supreme Court in Douglas should be given full faith and credit, and that deference to the decision in Douglas does not violate the due process rights of the defendant. The defendant filed a petition for rehearing of the decision in Duke and Walker with the United States Court of Appeals for the Eleventh Circuit in October 2013. On October 31, 2013, the United States Court of Appeals for the Eleventh Circuit vacated and reconsidered its original opinion. The Court entered a new opinion that is substantively similar to the first with the exception that the Court now discusses giving full faith and credit to the Engle decision, as interpreted in Douglas. On November 7, 2013, the Court denied defendant’s petition for rehearing. On November 7, 2013, the defendant filed a second petition seeking review of the October 31, 2013 opinion. On January 6, 2014, the Court denied this petition.

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

In certain cases, trial courts have entered final judgments that define defendants’ liability as joint and several. Three of these judgments have been affirmed by intermediate Florida appellate courts, including one case in which Lorillard Tobacco was a defendant. In such cases, Lorillard Tobacco may face the risk of liability for the entire amount of the judgment even if a percentage of fault was allocated to other defendants, in the event that one or more co-defendants decline or otherwise fail to pay their proportionate or jury-allocated share of a judgment. Also, the presumptive respective share of each joint and several judgment debtor is pro rata, and not proportional to the amount of fault attributable to each defendant by the jury. As a result, Lorillard Tobacco under certain circumstances may have to pay more than their proportionate share of any judgment-related amount.

The judgment entered in the U.S. Government Case, while not final in all respects, could restrict or limit our defenses in other litigation.

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

In 2009, a three-judge panel of the U.S. Court of Appeals for the District of Columbia Circuit upheld substantially all of the District Court’s final judgment and remedial order. In June 2010, the U.S. Supreme Court denied the parties’ petitions seeking review of the case. The case has been returned to the District Court, for implementation of the Court of Appeals’ directions in its 2009 ruling and for entry of an amended final judgment. As of February 14, 2014, the District Court had not entered the amended final judgment.

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

The Surgeon General also addressed the health risks to non-smokers from exposure to ETS in the 2010 Surgeon General Report and in the 2014 Surgeon General Report. These reports could form the basis of additional litigation against cigarette manufacturers, including us. The reports have been and in the future could be used to support litigation against us or other cigarette manufacturers. It also is possible that the Surgeon General’s report could result in additional restrictions placed on cigarette smoking or in additional regulations placed on the manufacture or sale of cigarettes. It is possible that such additional restrictions or regulations could result in a decrease in cigarette sales in the United States, including sales of our brands. These developments may have a material adverse effect on our financial condition, results of operations, and cash flows.

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

Under the State Settlement Agreements, we paid $1.200 billion in 2013 and estimate that we will pay between $1.400 billion and $1.450 billion in 2014, primarily based on 2013 estimated industry volume. Annual payments under the State Settlement Agreements are required to be paid in perpetuity and are based, among other things, on our domestic market share and unit volume of domestic shipments, with respect to the MSA, in the year preceding the year in which payment is due, and, with respect to the Initial State Settlements, in the year in which payment is due.

Amounts due under the State Settlement Agreements are impacted by a number of factors, including industry volume, market share and industry operating profits. In the fourth quarter 2011, RAI, the parent of RJR Tobacco, announced a change to a mark-to-market pension accounting method. Such method of accounting for pension and postretirement benefits results in the recognition of actuarial gains and losses on pension and postretirement plan assets or benefit obligations in the year it is incurred rather than amortized over the average future service period of the active employees in such plans. As a result of the change to mark-to-market pension accounting announced by RAI, the industry operating profits as defined in the State Settlement Agreements may be impacted positively or negatively in any given year. For example, in 2012 RAI’s mark-to-market pension adjustment resulted in a $8 million reduction in our obligations under the State Settlement Agreements. It is possible that our State Settlement Agreement obligations, results of operations, cash flows and financial position could be materially adversely affected by RAI’s mark-to-market adjustments or other factors impacting industry operating profits in the future.

We are unable to estimate the amount or range of loss that could result from an unfavorable outcome of certain material pending litigation.

We record provisions in the consolidated financial statements for pending litigation when we determine that it is probable that a loss has been incurred and the amount of loss can be reasonably estimated. Except for the impact of the State Settlement Agreements, the U.S. Government Case and certain Engle Progeny Cases, as described above, while it is reasonably possible that a loss has been incurred, (i) management has concluded that it is not probable that a loss has been incurred in any material pending litigation against us, (ii) management is unable to estimate the possible loss or range of loss that could result from an unfavorable outcome in any material pending litigation due to the many variables, uncertainties and complexities surrounding pending litigation, and (iii) accordingly, management has not provided any amounts in the consolidated financial statements for possible losses related to material pending litigation. It is possible that our results of operations or cash flows in a particular quarterly or annual period or its financial position could be materially adversely affected by an unfavorable outcome or settlement of certain pending or future litigation or an inability to secure bonds where required to stay the execution of judgments on appeal.

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

Electronic cigarettes, having been recently introduced to market, are at an early stage of development and are evolving rapidly. Competition in the electronic cigarette industry is intense. We compete with many companies in the market for electronic cigarettes and the nature of our competitors is varied as the market is highly fragmented and the barriers to entry into the business are low. For instance, our competitors include large companies, such as Philip Morris and RJR Tobacco, as well as smaller companies with similar product offerings. The method of distribution for many competing companies is predominately over the internet, with only a small number of competitors currently having a significant presence at retail. Our future sales and any future profits in our electronic cigarette business are substantially dependent upon the acceptance and use of electronic cigarettes by adult smokers. Our ability to generate future sales will be dependent on a number of factors, many of which are beyond our control, including the pricing of competing products, overall demand for our products, changes in consumer preferences, market competition and government regulation. We may not be able to adapt as the electronic cigarette industry and customer demand evolves, whether attributable to regulatory constraints or requirements or our failure to respond in a timely and/or effective manner to new technologies, customer preferences, changing market conditions or new developments in our industry, which could have a material adverse effect on our electronic cigarette business.

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

The potential regulation of electronic cigarettes by the Food and Drug Administration and other regulatory agencies may materially adversely affect our electronic cigarette business.

In 2012, the FDA indicated that it intends to regulate electronic cigarettes under the FSPTCA through the issuance of deeming regulations that would include electronic cigarettes under the definition of a “tobacco product” under the FSPTCA subject to the FDA’s jurisdiction. The FDA initially announced that it would issue proposed deeming regulations by April 2013 and then extended the deadline to October 31, 2013. As of February 14, 2014, the FDA had not taken such action. The application of the FSPTCA to electronic cigarettes could impose, among other things, restrictions on the content of nicotine in electronic cigarettes, the advertising, marketing and sale of electronic cigarettes, the use of certain flavorings and introducing new products. See “The regulation of cigarettes by the Food and Drug Administration may materially adversely affect our business” above for additional information on the FSPTCA restrictions applicable to cigarettes. We cannot predict the scope of such regulations or the impact they may have on our electronic cigarette business, though if enacted, they could have a material adverse effect on our electronic cigarette business in the future.

In the European Union (“EU”), the Tobacco Products Directive (“TPD”) regulates the content, manufacture, marketing and labeling of tobacco products. Currently, electronic cigarettes fall outside the scope of the TPD. A current draft revision of the TPD includes a section on electronic cigarettes. It is possible that the revised TPD will be adopted this year. Furthermore, irrespective of the outcome of the TPD revision process, EU member states may try to regulate electronic cigarettes as medicinal products at a national level at any time. If electronic cigarettes are subject to either medicinal regulation, or regulation substantially similar with the current draft TPD revision in the United Kingdom, this could result in a decrease in sales of our electronic cigarettes in the United Kingdom and have a material adverse effect on our electronic cigarette business in the future.

Changes in laws, regulations and other requirements could adversely affect our business, results of operations or financial condition.

In addition to the regulation of our business by the FDA, our business, results of operations or financial condition could be adversely affected by new or future legal requirements imposed by federal, state, local and foreign legislative or regulatory initiatives, including but not limited to those relating to health care reform, climate change and environmental matters. For example, the health care reform legislation, which was signed into law in March 2010, resulted in the repeal of $2 million of future tax deductions for Medicare Part D subsidies for our retiree drug benefits and could impact our accounting for retiree medical benefits, employer-sponsored medical plans and related matters in future periods. However, the extent of that impact, if any, cannot be determined until regulations are promulgated and additional interpretations of the health care law are available. In addition, SKYCIG is based in the United Kingdom and we manufacturer electronic cigarettes in Asia, which may present unique challenges and increase our exposure to the risks associated with foreign operations, including compliance with the legal requirements imposed by foreign legislative or regulatory initiatives. New legislation or regulations may result in increased costs directly for our compliance or indirectly to the extent such requirements increase the prices of goods and services because of increased costs or reduced availability. We cannot predict whether such legislative or regulatory initiatives will result in significant changes to existing laws and regulations and/or whether any changes in such laws or regulations will have a material adverse effect on our business, results of operations or financial condition.

Sales of cigarettes are subject to substantial federal, state and local excise taxes, which could be extended to electronic cigarettes.

The federal excise tax on cigarettes was last increased on April 1, 2009 from $0.39 per pack to $1.0066 per pack to finance health insurance for children. The fiscal year 2014 federal budget plan included a proposal to further increase the federal excise tax on cigarettes by $0.94 per pack to fund early childhood education. For the twelve months ended December 31, 2013, combined state and local excise taxes ranged from $0.17 to $5.85 per pack of cigarettes. Various states and localities have raised the excise tax on cigarettes substantially in recent years. During 2013, state excise tax increases on cigarette sales were implemented in three states ranging from $0.10 per pack to $1.60 per pack. It is our expectation that several states will propose further increases in 2014 and in subsequent years. We believe that increases in excise and similar taxes have had an adverse impact on sales of cigarettes. In addition, we believe that the 2009 increase in the federal excise tax, and possible future increases, the extent of which cannot be predicted, compounded by poor economic conditions, could result in further volume declines for the cigarette industry, including us, and an increased sales shift toward lower priced discount cigarettes rather than premium brands.

Presently the sale of electronic cigarettes is not subject to federal, state and local excise taxes, with the exception of a state excise tax in Minnesota, like the sale of cigarettes and other tobacco products, all of which have faced significant increases in the amount of taxes collected on their sales. Should any excise taxes be imposed on electronic cigarettes similar to those levied against cigarettes and other tobacco products, such imposition of taxes may have a material adverse effect on the demand for our electronic cigarettes, as consumers may be unwilling to pay the increased costs.

We are dependent on the domestic cigarette business, which we expect to continue to contract.

Although we conduct business in Puerto Rico, Guam and the U.S. Virgin Islands, our cigarette business in the 50 states of the United States (the “domestic cigarette market”) is currently our only significant business and has generally been contracting. We do not have foreign cigarette sales that could offset these effects, as we sold the international rights to substantially all of our cigarette brands, including Newport, in 1977. As a result of price increases, restrictions on advertising and promotions, increases in regulation and excise taxes, health concerns, a decline in the social acceptability of smoking, increased pressure from anti-tobacco groups and other factors, industry-wide domestic cigarette shipments have decreased at a compound annual rate of approximately 3.8% during the period 2003 through 2013. Industry-wide domestic cigarette shipments decreased by an estimated 4.6% for 2013 compared to 2012, 2.3% for 2012 compared to 2011, and 3.5% for 2011 compared to 2010. We expect the domestic cigarette market to continue to contract, which could have a material adverse effect on our results of operation and financial condition.

We derive most of our revenue from one brand.

Our largest selling brand, Newport, accounted for approximately 85.4% of our consolidated net sales for 2013. Our principal strategic plan revolves around the marketing and sales promotion in support of the Newport brand. We cannot ensure that we will continue to successfully implement our strategic plan with respect to Newport or that implementation of our strategic plan will result in the maintenance, growth or profitability of the Newport brand.

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

Increased restrictions on the sale and/or use of cigarettes and electronic cigarettes in public places could adversely affect our sales volume, revenue and profitability.

In recent years, states and many local and municipal governments and agencies, as well as private businesses, in the United States have adopted legislation, regulations or policies which prohibit, restrict, or discourage the sale and/or use of cigarettes and electronic cigarettes; the use of cigarettes and electronic cigarettes in public buildings and facilities, stores, restaurants and bars; and smoking on airline flights and in the workplace. In addition, smoking in virtually all enclosed public places and workplaces is now prohibited by law throughout the United Kingdom. Other similar laws and regulations are currently under consideration and may be enacted by state and local governments in the United States or in the United Kingdom in the future. At present, several local governments have considered and, in some cases imposed, similar restrictions on the use of electronic cigarettes. Although we have no empirical evidence of the effect of such restrictions, we believe that restrictions on smoking in public and other places may lead to a decrease in the number of people who smoke or a decrease in the number of cigarettes smoked by smokers. Increased restrictions on smoking in public and other places may have caused a decrease, and may continue to cause a decrease in the volume of cigarettes that would otherwise be sold by us absent such restrictions, which may have a material adverse effect on our sales volume, revenue and profits. Should state or local or municipal governments or agencies, federal regulators or private industry likewise restrict the use of electronic cigarettes in public and other places, such restrictions may lead to a similar decrease in the volume of electronic cigarettes that would otherwise be sold by us absent such restrictions, which may have an adverse effect on our electronic cigarette business.

Our business may face additional international governmental actions aimed at cigarettes and other tobacco products.

There are a number of international regulatory developments relating to cigarettes that could impact our domestic cigarette business and/or our electronic cigarette business. The tobacco industry expects significant regulatory developments to take place over the next few years, driven principally by the World Health Organization’s Framework Convention on Tobacco Control (“FCTC”), which entered into force in February 2005. As of February 14, 2014, 177 countries, including the United Kingdom, have become parties to the FCTC. While the United States is a signatory of the FCTC, it is not currently a party to the agreement, as the agreement has not been submitted to, or ratified by, the United States Senate. The FCTC is the first international public health treaty on tobacco and its objective is to establish a global agenda for tobacco regulation with the purpose of reducing initiation of tobacco use and encouraging cessation. Regulatory initiatives that have been proposed, introduced or enacted include:

•	the levying of substantial and increasing tax and duty charges;

•	restrictions or bans on advertising, marketing and sponsorship;

•	the display of larger health warnings, graphic health warnings and other labeling requirements;

•	restrictions on packaging design, including the use of colors and generic packaging;

•	restrictions or bans on the display of tobacco product packaging at the point of sale, and restrictions or bans on cigarette vending machines;

•	requirements regarding testing, disclosure and performance standards for tar, nicotine, carbon monoxide and other smoke constituents levels;

•	requirements regarding testing, disclosure and use of tobacco product ingredients;

•	increased restrictions on smoking in public and work places and, in some instances, in private places and outdoors;

•	elimination of duty free allowances for travelers; and

•	encouraging litigation against tobacco companies.

If electronic cigarettes are subject to one or more significant regulatory initiatives enacted under the FCTC, our electronic cigarette business could be materially and adversely affected.

Electronic cigarettes are not generally recognized as less harmful than cigarettes at this time.

Notwithstanding the potential harm reduction attributes of electronic cigarettes, the public health community is split on whether electronic cigarettes are less harmful than cigarettes. In addition, many public health advocates believe that electronic cigarettes provide a gateway to the normalization of smoking. Because long-term clinical studies about the safety and efficacy of electronic cigarettes will likely be required to address these public health concerns and a robust body of science on electronic cigarettes emissions is not available at this time, legislative, regulatory and other efforts to limit the sale, marketing and use of electronic cigarettes may continue or accelerate, which could have a material adverse effect on our electronic cigarette business.

Expanding our operations internationally poses additional risks to our business.

We are primarily engaged in business activities in the United States, but we do engage in certain international business activities, primarily related to electronic cigarettes, and are subject to various United States and foreign laws and regulations, such as the U.S. Foreign Corrupt Practices Act, U.K. Bribery Act and other laws prohibiting bribery and corruption. We operate our SKYCIG business and market its products in the United Kingdom and manufacture our electronic cigarettes in Asia. Our business or financial performance may be adversely affected due to the risks of doing business internationally, including but not limited to the following: economic and political instability; supply chain disruptions; unfavorable changes in tariffs or export and import restrictions; and failure to comply with foreign laws and regulations. If any of these events were to materialize, they could lead to disruption of our electronic cigarette business, significant expenditures and/or damage to our reputation, and could harm our reputation or have a material adverse effect on our financial position, results of operations, or cash flows.

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

We purchased approximately 86%, 90% and 88% of our leaf tobacco through a limited number of suppliers in 2013, 2012 and 2011. If these suppliers become unwilling or unable to supply leaf tobacco to us, we believe that leaf tobacco may not be available at prices comparable to those we pay to these suppliers, which could have a material adverse effect on our future profits. In addition, we purchase all of our reconstituted tobacco from one supplier, which is an affiliate of RAI, one of our major competitors. Reconstituted tobacco is a form of tobacco material manufactured as a paper-like sheet from small pieces of tobacco that are too small to incorporate into the cigarette directly and may include some tobacco stems, and which is used as a component of cigarette blends. If RAI becomes unwilling or unable to supply us and we are unable to find an alternative supplier on a timely basis, our operations could be disrupted resulting in lower production levels and reduced sales, which could have a material adverse effect on our sales volume, revenue and profits in the future.

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

Our intellectual property is material to the conduct of our business. Our ability to maintain and further build brand recognition is dependent on the continued and exclusive use of our trademarks, service marks, trade dress, trade secrets and other proprietary intellectual property, including our name and logo and the unique features of our tobacco products. If our efforts to protect our intellectual property are ineffective, thereby permitting a third- party to misappropriate or infringe on our intellectual property, the value of our brands may be harmed, which could have a material adverse effect on our business and might prevent our brands from growing or maintaining market share.

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

Our cigarette manufacturing facility is located on approximately 80 acres in Greensboro, North Carolina. This 854,300 square-foot plant contains modern high-speed cigarette manufacturing machinery. The Greensboro facility also includes a warehouse with shipping and receiving areas totaling 187,300 square feet. In addition, we own tobacco receiving and storage facilities totaling approximately 1,400,000 square feet in Danville, Virginia. Our executive offices are located in a 130,000 square-foot, four-story office building in Greensboro. Our 93,800 square-foot research and development facility is also located in Greensboro.

Our principal properties are owned in fee and generally we own all of the machinery we use. We believe that our properties and machinery are in generally good condition. We lease sales offices in major cities throughout the United States, a cold-storage facility and satellite data center in Greensboro and warehousing space in 18 public distribution warehouses located throughout the United States.

We lease an office for headquarters, marketing and administrative personnel in our blu eCigs electronic cigarettes business in Charlotte, North Carolina as well as an office for product development in Campbell, California. We also lease a warehouse with shipping and receiving areas totaling approximately 7,200 square feet in Charlotte, North Carolina that is used for the fulfillment of consumer orders over the internet.

We lease two offices for headquarters, marketing and administrative personnel and shipping and receiving in our SKYCIG electronic cigarettes business in Edinburgh, Scotland and Birmingham, England.

Item 3.	LEGAL PROCEEDINGS

Information regarding legal proceedings is set forth in Note 23, “Legal Proceedings,” to our Consolidated Financial Statements included in Part II, Item 8 of this report, which is incorporated herein by reference.

Item 4.	MINE SAFETY DISCLOSURES

None.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASE OF EQUITY SECURITIES.

Our Common Stock began trading “regular way” on the NYSE under the symbol “LO” on June 10, 2008. There were 80 shareholders of record as of February 14, 2014. This figure excludes any estimate of the indeterminate number of beneficial holders whose shares may be held of record by brokerage firms and clearing agencies. The following table presents the high and low sales prices of our Common Stock on the NYSE as well as cash dividends declared per share during the fiscal quarters indicated:

Common Stock Market Price	Price per Share		Cash Dividends Declared Per Share
	High	Low
2013
Fourth Quarter	$53.00	$44.18	$0.5500
Third Quarter	46.53	41.86	0.5500
Second Quarter	44.92	40.33	0.5500
First Quarter	42.41	37.98	0.5500
2012
Fourth Quarter	$41.09	$37.23	$0.5167
Third Quarter	46.55	38.59	0.5167
Second Quarter	45.98	39.99	0.5167
First Quarter	43.98	35.80	0.5167

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

In 2013, we paid cash dividends of $209 million, $208 million, $204 million and $202 million on March 11, 2013, June 10, 2013, September 10, 2013 and December 10, 2013, respectively. In 2012, we paid cash dividends of $202 million, $203 million, $203 million and $199 million on March 9, 2012, June 11, 2012, September 10, 2012 and December 10, 2012, respectively. In 2011, we paid cash dividends of $188 million, $185 million, $177 million and $173 million on March 11, 2011, June 10, 2011, September 12, 2011 and December 12, 2011, respectively.

Stock Split

In the fourth quarter of 2012, the Board of Directors declared a three-for-one split of the Company’s common stock. The record date of the stock split was December 14, 2012 and the additional shares were distributed January 15, 2013. All shares and per share amounts for all prior periods presented in this filing have been adjusted for the stock split.

Performance Graph

The following graph compares the cumulative total shareholder return on our Common Stock from December 31, 2008 to December 31, 2013 with the comparable cumulative return of (i) the S&P 500 Index and (ii) the S&P Tobacco Index. The graph assumes $100 was invested on December 31, 2008 in our Common Stock and in each of the indices and assumes that all cash dividends are reinvested. The table below the graph shows the dollar value of those investments as of the dates in the graph. The comparisons in the graph are required by the SEC and are not intended to forecast or be indicative of future performance of our Common Stock.

	12/31/08	06/30/09	12/31/09	06/30/10	12/31/10	06/30/11	12/31/11	06/30/12	12/31/12	06/30/13	12/31/13
Lorillard Common Stock	100.00	123.81	150.49	138.70	162.67	221.94	237.93	282.17	255.80	295.13	350.59
S&P 500 Index	100.00	103.16	126.46	118.05	145.51	154.28	148.59	162.69	172.37	196.19	228.19
S&P 500 Tobacco Index	100.00	106.49	125.61	124.92	160.40	186.07	218.81	251.99	241.62	264.27	282.60

The performance graph and related information above shall not be deemed “soliciting material” or to be “filed” with the SEC, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933, as amended, or the Exchange Act, except to the extent that we specifically incorporate it by reference into such filing.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In the fourth quarter of 2013, we repurchased the following number of shares of our Common Stock:

(In millions, except for per share amounts)	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2013 – October 31, 2013	1.2	$46.37	1.2	$484
November 1, 2013 – November 30, 2013	1.4	52.11	1.4	$414
December 1, 2013 – December 31, 2013	2.0	50.44	2.0	$314

Total	4.6	$49.82	4.6

The shares repurchased were acquired under the share repurchase program authorized by the Board of Directors in March 2013 and amended in May 2013 for a maximum of $1 billion. All repurchases were made in open market transactions. We record the repurchase of shares of Common Stock at cost based on the transaction date of the repurchase. As of December 31, 2013, the maximum dollar value of shares that could yet be purchased under the $1 billion share repurchase program was $314 million.

Recent Sales of Unregistered Securities

During the period covered by this annual report, the Company has not sold any unregistered securities.

Item 6.	SELECTED FINANCIAL DATA

The following table includes our selected historical consolidated financial information as of the dates and for the periods indicated. The selected historical consolidated financial information as of and for the years ended December 31, 2009 through 2013 have been derived from our audited financial statements. You should read the following selected historical consolidated financial data in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes appearing herein.

	Years Ended December 31,
(In millions, except per share data)	2013	2012	2011	2010	2009
Results of Operations:
Net sales (1)	$6,950	$6,623	$6,466	$5,932	$5,233
Cost of sales (1)	4,231	4,241	4,123	3,809	3,327

Gross profit	2,719	2,382	2,343	2,123	1,906
Selling, general and administrative	665	504	451	398	365

Operating income (2)	2,054	1,878	1,892	1,725	1,541
Investment income (3)	2	4	3	4	5
Interest expense	(172)	(154)	(125)	(94)	(27)

Income before income taxes	1,884	1,728	1,770	1,635	1,519
Income taxes	704	629	654	606	571

Net income	$1,180	$1,099	$1,116	$1,029	$948

Diluted weighted average number of shares outstanding	373.71	390.13	418.06	455.19	493.78
Diluted earnings per share	$3.15	$2.81	$2.66	$2.25	$1.91
Dividends per share	$2.20	$2.07	$1.73	$1.42	$1.28
Ratio of earnings to fixed charges	12.0	12.2	15.2	18.4	57.3
Segment data:
Net sales
Cigarettes (1)	$6,720	$6,562	$6,466	$5,932	$5,233
Electronic cigarettes	230	61	—	—	—

	$6,950	$6,623	$6,466	$5,932	$5,233

Operating income
Cigarettes	$2,054	$1,877	$1,892	$1,725	$1,541
Electronic cigarettes	—	1	—	—	—

	$2,054	$1,878	$1,892	$1,725	$1,541

(1)	Includes excise taxes of $1,978, $1,987, $2,014, $1,879, and $1,547 million, respectively.
(2)

2013 includes a $155 million favorable impact on Lorillard’s tobacco settlement expense included in cost of sales related to the reduction in Lorillard’s MSA payments as a result of the settlement with certain states to resolve certain MSA payment adjustment disputes in March 2013. 2013 also includes $79 million,

$20 million and $22 million unfavorable impacts on administrative expenses resulting from accrued costs related to compensatory damages and statutory interest to dismiss the Evans case, accrued costs related to estimated costs to comply with the U.S. Government Case and accrued costs related to compensatory damages, punitive damages, statutory interest and attorneys’ fees related to certain Engle Progeny Cases, respectively. Lastly, 2013 includes $3 million and $6 million unfavorable impacts on administrative expenses resulting from expenses incurred in conjunction with the acquisition of SKYCIG and amortization of the fair value ascribed to the SKYCIG brand that is being amortized over an estimated life of 18 months beginning October 1, 2013, after which amortization charges related to the brand will cease. 2012 includes a $6 million unfavorable impact on administrative expenses resulting from the acquisition of blu eCigs on April 24, 2012. 2012 also includes a $7 million unfavorable impact on tobacco settlement expense resulting from a competitor’s adjustments to its 2001-2005 operating income and restructuring charges. See further discussion under Results of Operations in Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(3)	Includes interest income of $2, $4, $3, $4, and $5 million.

	December 31,
(In millions)	2013	2012	2011	2010	2009
Financial Position:
Current assets	$2,736	$2,777	$2,564	$2,935	$2,181
Total assets	3,536	3,396	3,008	3,296	2,575
Current liabilities	1,651	1,601	1,485	1,426	1,337
Long-term debt	3,560	3,111	2,595	1,769	722
Total liabilities	5,600	5,173	4,521	3,521	2,488
Shareholders’ equity (deficit)	(2,064)	(1,777)	(1,513)	(225)	87

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Lorillard has two reportable segments, Cigarettes and Electronic Cigarettes.

The Cigarettes segment consists principally of the operations of Lorillard, Inc., Lorillard Tobacco and related entities. Lorillard Tobacco is the third largest manufacturer of cigarettes in the United States. Founded in 1760, Lorillard Tobacco is the oldest continuously operating tobacco company in the United States. Newport, Lorillard’s flagship premium cigarette brand, is the top selling menthol and second largest selling cigarette overall in the United States based on gross units sold during the years ended December 31, 2013 and 2012. In addition to the Newport brand, the Lorillard product line has four additional brand families marketed under the Kent, True, Maverick and Old Gold brand names. These five cigarette brands include 43 different product offerings which vary in price, taste, flavor, length and packaging.

The Electronic Cigarettes segment consists of the operations of LOEC (d/b/a blu eCigs), Cygnet Trading (t/a SKYCIG) and related entities. blu eCigs is a leading electronic cigarette company in the United States. Lorillard acquired the blu eCigs brand and other assets used in the manufacture, distribution, development, research, marketing, advertising and sale of electronic cigarettes on April 24, 2012. Lorillard acquired certain assets and operations of SKYCIG, a United Kingdom based electronic cigarette business, on October 1, 2013.

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

We consider the accounting policies discussed below to be critical to an understanding of our consolidated financial statements as their application places the most significant demands on management’s judgment. Due to the inherent uncertainties involved with this type of judgment, actual results could differ significantly from estimates and may have a material adverse impact on our results of operations and financial position.

Goodwill and Intangible Assets

The acquisitions of blu eCigs on April 24, 2012 and SKYCIG on October 1, 2103 resulted in the recording of goodwill, trademarks and other intangible assets. Upon acquisition, the purchase price was first allocated to identifiable assets and liabilities, including trademarks and trade names and other intangible assets, and the remainder of the purchase price was recorded as goodwill. Our blu eCigs trademark and trade name and goodwill recorded as a part of the blu eCigs reporting unit are considered indefinite lived intangible assets and as such are not amortized. Our SKYCIG trademark recorded as part of the SKYCIG reporting unit has an estimated useful life of 18 months and is being amortized over that life on a straight line basis starting on the date of acquisition (October 1, 2013). Our SKYCIG goodwill, also recorded as part of the SKYCIG reporting unit, is considered an indefinite lived intangible asset. Both the blu eCigs and SKYCIG reporting units are components of our Electronic Cigarettes reporting segment. We test indefinite lived intangible assets recorded as part of our blu eCigs reporting unit for impairment as of November 1 of each year and more frequently if indicators of impairment exist.

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

In arriving at the fair value of a reporting unit, we utilize a combination of the income and market approaches. The income approach uses a reporting unit’s projection of estimated operating results and cash flows that is discounted using a weighted average cost of capital that is determined based on current market conditions. The projection uses management’s best estimates of economic and market conditions over the projected period including growth rates in sales, costs and number of units, estimates of future expected changes in operating margins and cash expenditures. Other estimates and assumptions include terminal value growth rates, future estimates of capital expenditures and changes in future working capital requirements. The market approach estimates fair value by applying cash flow multiples to the reporting unit’s operating performance. The multiples are derived from comparable publicly traded companies with similar operating and investment characteristics. Finally, we consider the implied control premium and conclude whether the implied control premium is reasonable based on other recent market transactions. We believe we have based our blu eCigs goodwill impairment testing on reasonable estimates and assumptions, and as a result of our annual testing of goodwill performed as of November 1, 2013, the estimated fair value of the blu eCigs reporting unit was substantially in excess of its reported carrying value.

Intangible Asset Valuations

The fair value of our acquired blu eCigs’ trademark and trade name, which is an indefinite lived intangible asset, is estimated utilizing the relief from royalty method, and compared to the carrying value. The main assumptions utilized in the relief from royalty method are projected revenues from our long range plan, assumed royalty rates that could be payable if we did not own the trademarks and a discount rate. We recognize an impairment loss when the estimated fair value of the indefinite lived intangible asset is less than its carrying value.

Based on our impairment testing performed as of November 1, 2013, the estimated fair value of the blu eCigs trademark and trade name was substantially in excess of its carrying value, and, therefore, no impairment was determined to exist.

For additional information about goodwill and intangible asset valuations, see Notes 1 and 6 to our consolidated financial statements beginning on page 63.

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

Tobacco Settlement Costs

In 1998, Lorillard Tobacco, Philip Morris, RJR Tobacco and Brown & Williamson Tobacco Corporation (now an affiliate of RJR Tobacco) (the “Original Participating Manufacturers”) entered into the MSA with 46 states and various other governments and jurisdictions to settle asserted and unasserted health care cost recovery and other claims. We and certain other U.S. tobacco product manufacturers had previously settled similar claims brought by Mississippi, Florida, Texas and Minnesota (which are referred to as the “Initial State Settlements”, and together with the MSA, are referred to as the “State Settlement Agreements”). Our portion of ongoing adjusted settlement payments and legal fees is based on our relative share of the settling manufacturers’ domestic cigarette shipments, with respect to the MSA, in the year preceding that in which the payment is due, and, with respect to the Initial State Settlements, in the year in which payment is due. We record our portion of ongoing adjusted settlement payments as part of cost of sales as product is shipped. Please read “State Settlement Agreements” beginning on page 52 for additional information.

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

We record provisions in the consolidated financial statements for pending litigation when we determine that it is probable that a loss has been incurred and the amount of loss can be reasonably estimated. Except for the impact of the State Settlement Agreements as described above, the U.S. Government Case and certain Engle Progeny Cases (See Note 23 “Legal Proceedings,” to our consolidated financial statements beginning on page 100), while it is reasonably possible that a loss has been incurred, (i) we have concluded that it is not probable that a loss has been incurred in any material pending litigation against us, (ii) we are unable to estimate the possible loss or range of loss that could result from an unfavorable outcome in any material pending litigation due to the many variables, uncertainties and complexities described above, and (iii) accordingly, we have not provided any amounts in the consolidated financial statements for possible losses related to material pending litigation. It is possible that our results of operations or cash flows in a particular quarterly or annual period or our financial position could be materially adversely affected by an unfavorable outcome or settlement of certain pending or future litigation or an inability to secure bonds where required to stay the execution of judgments on appeal.

Defense costs associated with product liability claims are a significant component of our selling, general and administrative expenses and are accrued as incurred. Defense costs may increase in future periods, in part, as a result of the Engle Progeny Cases as described in Note 23, “Legal Proceedings,” to our consolidated financial statements beginning on page 100. Numerous factors affect product liability defense costs in any given period. The principal factors are as follows:

•	the number and types of cases filed;

•	the number of cases tried and appealed;

•	the development of the law;

•	the application of new or different theories of liability by plaintiffs and their counsel; and

•	litigation strategy and tactics.

Please read Note 23, “Legal Proceedings,” to our consolidated financial statements beginning on page 100 for detailed information regarding tobacco litigation affecting us.

Pension and Postretirement Benefit Obligations

A significant portion of our plan assets, classified in U.S. Equity Securities, Absolute Return Hedge Funds, Equity Hedge Funds, Private Equity, Private Real Assets and Fixed Income Securities, are invested in private investment funds and do not have readily determinable market values given the specific investment structures involved and the nature of the underlying investments. These investments are valued based on their respective net asset value (“NAV”) per share (or its equivalent) as a practical expedient to estimate fair value due to the absence of readily available market prices and are classified in Level 3.

NAVs or their equivalent for private investment funds are provided by the respective investment sponsors or investment advisers and are subsequently reviewed and approved by management. For those investments reported on a one-quarter lagged basis (primarily Private Equity and Private Real Assets) we adjust reported external valuations for subsequent cash flows and significant events.

See Note 16, “Retirement Plans,” to our consolidated financial statements beginning on page 78 for additional discussion of the inputs used to determine fair value for each significant asset class or category.

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

The salary growth assumption reflects our long-term actual experience and future and near-term outlook. Long-term return on plan assets is determined based on historical portfolio results, asset allocations and management’s expectation of the future economic environment. Our major assumptions are set forth in Note 16 to our Consolidated Financial Statements beginning on page 78.

For 2013, hypothetical changes in the assumptions we used for the pension plans would have had the following impact on our pension expense:

•	A decrease of 25 basis points in the long-term rate of return would have increased our pension expense by approximately $3 million;

•	A decrease of 25 basis points in the discount rate would have increased our pension expense by approximately $3 million; and

•	An increase of 25 basis points in the future salary growth rate would have increased our net pension expense by approximately $1 million.

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

Recent Accounting Pronouncements

Please read “Recently adopted accounting pronouncements” in Note 1 of the Notes to Consolidated Financial Statements beginning on page 66.

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

•

The domestic cigarette market, in which we conduct our only significant cigarette business, continues to contract. As a result of price increases, restrictions on advertising, promotions and smoking in public and private facilities, increases in regulation and excise taxes, health concerns, a decline in the social acceptability of smoking, increased pressure from anti-tobacco groups and other factors, domestic cigarette shipments have decreased at a compound rate of approximately 3.8% from 2003 through 2013.

•

Increases in cigarette prices since 1998 have led to an increase in the volume of discount and, specifically, deep discount cigarettes. Cigarette price increases have been driven by increases in federal, state and local excise taxes and by manufacturer price increases. Price increases have led, and continue to lead, to high levels of discounting and other promotional activities for premium brands. Deep discount brands have grown from an estimated domestic shipment share in 1998 of less than 2.0% to an estimated share of 13.1% for the twelve months ended December 31, 2013, and continue to be a significant competitive factor in the domestic cigarette market. We do not have sufficient empirical data to determine whether the increased price of cigarettes has deterred consumers from starting to smoke or encouraged them to quit smoking, but it is likely that increased prices may have had an adverse effect on consumption and may continue to do so.

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

•

Pursuant to the terms of the FSPTCA, the FDA established the Tobacco Products Scientific Advisory Committee (the “TPSAC”) to evaluate, among other things, the impact of the use of menthol in cigarettes on the public health. In March 2011, the TPSAC issued its report to the FDA stating that “removal of menthol cigarettes from the marketplace would benefit public health.” On June 27, 2011, the FDA provided a progress report on its review of the science related to menthol cigarettes. In that update, the FDA stated that “[e]xperts within the FDA Center for Tobacco Products are conducting an independent review of the science related to the impact [of menthol] in cigarettes on public health… “On July 21, 2011, TPSAC considered revisions to its report, and the voting members unanimously approved the final report for submission to the FDA with no change in its recommendation. On January 26, 2012, the FDA stated that its independent review had been submitted to the peer review panel and comments had been received from the panel on the report. On July 23, 2013, the FDA made available its preliminary scientific evaluation (“PSE”) of public health issues related to the use of menthol in cigarettes and peer review comments thereto. In the PSE, the FDA concluded that menthol cigarettes likely pose a public health risk above that seen with nonmenthol cigarettes. The FDA also acknowledged that it needed additional information on the impact of menthol in cigarettes. Accordingly, the FDA issued an Advance Notice of Proposed Rulemaking (“ANPRM”) seeking comments on the PSE and requesting additional information related to potential regulatory options it might consider for the regulation of menthol. In addition, the FDA announced that it is funding new research on, among other things, the differences between menthol and nonmenthol cigarettes to obtain information to assist FDA in making informed decisions related to potential regulation of menthol in cigarettes. The FDA established a 60-day comment period for the ANPRM and PSE, and said it will consider all comments and other information submitted to determine what, if any, regulatory action is appropriate. On September 11, 2013, the FDA extended the comment period for an additional 60 days to November 22, 2013. On November 21, 2013, the Company provided comments on the ANPRM and PSE to the FDA.

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

•

In February 2011, we, along with RJR Tobacco, filed a lawsuit in the U.S. District Court for the District of Columbia against the FDA challenging the composition of the TPSAC because of the FDA’s appointment of certain voting members with significant financial conflicts of interest. We believe these members are financially biased because they regularly testify as expert witnesses against tobacco-product manufacturers, and because they are paid consultants for pharmaceutical companies that develop and market smoking-cessation products. The suit similarly challenges the presence of certain conflicted individuals on the Constituents Subcommittee of the TPSAC. The complaint seeks a judgment (i) declaring that, among other things, the appointment of the conflicted individuals to the TPSAC (and its Constituents Subcommittee) was arbitrary, capricious, an abuse of discretion, and otherwise not in compliance with the law because it prevented the TPSAC from preparing a report that was unbiased and untainted by conflicts of interest, and (ii) enjoining the FDA from, among other things, relying on the TPSAC’s report. The FDA filed a motion to dismiss this action which the court denied in August 2012. In October 2012, the FDA filed its answer to the amended complaint. The parties completed the briefing for summary judgment motions on September 20, 2013 and expect a hearing on the summary judgment motions in the first half of 2014.

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

•

Electronic cigarettes are generally less regulated than cigarettes. However, the FDA indicated that it intends to regulate electronic cigarettes under the FSPTCA through the issuance of deeming regulations that would include electronic cigarettes under the definition of a “tobacco product” under the FSPTCA subject to the FDA’s jurisdiction. As of February 14, 2014, the FDA had not taken such action. We cannot predict the scope of such regulations or the impact they may have on our electronic cigarette business, though if enacted, they could have a material adverse effect on our electronic cigarette business in the future.

•

The federal government and many state and local governments and agencies, as well as private businesses, have adopted legislation, regulations or policies which prohibit, restrict or discourage the use of cigarettes and electronic cigarettes, including legislation, regulations or policies prohibiting or restricting the use of cigarettes and electronic cigarettes in public buildings and facilities, stores, restaurants and bars, on airline flights and in the workplace. Other similar laws and regulations are under consideration and may be enacted by federal, state and local governments in the future.

•

Substantial federal, state and local excise taxes are reflected in the retail price of cigarettes. In 2013, the federal excise tax was $1.0066 per pack and combined state and local excise taxes ranged from $0.17 to $5.85 per pack. During 2013, there were three state excise tax increases implemented including a $1.60 per pack increase in Minnesota, effective July 1, 2013 and a $1.00 per pack increase in Massachusetts, effective July 31, 2013. In addition, in 2012, New Hampshire passed legislation that decreased the cigarette tax by $0.10 per pack, but provided for the tax to revert to the original amount if certain revenue goals were not reached. These goals were not reached and the tax increased by $0.10 per pack on August 1, 2013. There was also a tax increase in Cook County, Illinois of $1.00 per pack, effective March 1, 2013. On June 21, 2010, the New York state legislature approved a $1.60 per pack state excise tax increase that was implemented on July 1, 2010. The federal excise tax on cigarettes increased by $0.6166 per pack to $1.0066 per pack, effective April 1, 2009, to finance health insurance for children. It is likely that increases in excise and similar taxes have had an adverse impact on sales of cigarettes and that the most recent increase and future increases, the extent of which cannot be predicted, could result in further volume declines for the cigarette industry, including us, and an increased sales shift toward deep discount cigarettes rather than premium brands. In addition, we and other cigarette manufacturers and importers are required to pay an assessment under a federal law designed to fund payments to tobacco quota holders and growers and are required to pay an annual user fee to the FDA.

•

The domestic market for cigarettes is highly competitive. Competition is primarily based on a brand’s taste; quality; price, including the level of discounting and other promotional activities which became more intense in 2012 and continued in 2013; positioning; consumer loyalty; and retail display. Our principal competitors are the two other major U.S. cigarette manufacturers, Philip Morris USA and RJR Tobacco. We also compete with numerous other smaller manufacturers and importers of cigarettes, including deep discount cigarette manufacturers. We believe our ability to compete even more effectively has been restrained in some marketing areas as a result of retail merchandising contracts offered by Philip Morris USA and RJR Tobacco which limit the retail shelf space available to our brands. As a result, in some retail locations we are limited in competitively supporting our promotional programs, which may constrain sales.

The following table presents selected Lorillard and industry cigarette shipment data for the years ended December 31, 2013, 2012 and 2011:

Selected Industry Data

	Year Ended December 31,
(Volume in billions)	2013	2012	2011
Lorillard total domestic unit volume (1), (3)	39.325	39.491	40.034
Industry total domestic unit volume (1), (3)	273.262	286.468	293.098
Lorillard’s premium volume as a percentage of its total volume (2)	85.8%	85.0%	85.6%
Newport’s share of Lorillard’s total volume (2)	85.0%	84.1%	84.5%
Newport’s share of Lorillard’s Cigarettes Segment net sales (2)	88.3%	87.8%	88.4%

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

The following table presents selected Lorillard and industry retail market share data for the years ended December 31, 2013, 2012 and 2011, based on Lorillard’s proprietary retail shipment database administered by MSAI, which reflects shipments from wholesalers to retailers.

Selected Domestic Cigarette Retail Market Share Data(1)

	Year Ended December 31,
	2013	2012	2011
Lorillard’s share of the retail market	14.9%	14.4%	14.1%
Lorillard’s share of the premium market	17.3%	16.6%	16.5%
Lorillard’s share of the menthol market (2)	40.3%	39.3%	39.1%
Newport’s share of the retail market	12.6%	12.0%	11.9%
Newport’s share of the premium market	17.2%	16.4%	16.3%
Newport’s share of the menthol market (2)	37.1%	36.1%	36.1%
Total menthol segment market share for the industry (2)	31.4%	31.1%	30.6%
Total discount segment market share for the industry	26.5%	26.7%	27.1%

(1)	Source: Lorillard’s proprietary retail shipment database administered by MSAI., which reflect shipments from wholesalers to retailers.
(2)	Lorillard has made certain adjustments to its proprietary retail shipment data to reflect management’s judgment as to which brands are included in the menthol segment.

The market for electronic cigarettes is evolving at a very fast pace and is very fragmented, with many companies competing with similar product offerings. In the competition for retail presence, blu eCigs has begun the process of differentiating itself from the competition with unique technology, impactful displays and point of sale materials. According to our proprietary retail shipment database administered by MSAI which now includes electronic cigarettes, blu eCigs domestic retail market share of the electronic cigarettes market totaled approximately 47% for 2013. The method of distribution for many competing companies is predominately over the internet, with only a small number of competitors currently having a significant presence at retail.

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

Investment income includes interest and dividend income, realized gains and losses on sale of investments.

Interest expense includes interest expense related to debt and income taxes.

Results of Operations

Year ended December 31, 2013 Compared to the Year ended December 31, 2012

Lorillard Consolidated Results

	2013	2012
	(In millions)
Net sales (including excise taxes of $1,978 and $1,987)	$6,950	$6,623
Cost of sales (including excise taxes of $1,978 and $1,987)	4,231	4,241

Gross profit	2,719	2,382
Selling, general and administrative	665	504

Operating income	2,054	1,878
Investment income	2	4
Interest expense	(172)	(154)

Income before income taxes	1,884	1,728
Income taxes	704	629

Net income	$1,180	$1,099

Cigarettes Segment Results

	2013	2012
	(In millions)
Net sales (including excise taxes of $1,978 and $1,987)	$6,720	$6,562
Cost of sales (including excise taxes of $1,978 and $1,987)	4,071	4,201

Gross profit	2,649	2,361
Selling, general and administrative	595	484

Operating income	$2,054	$1,877

Net sales. Cigarette net sales increased by $158 million, or 2.4%, from $6.562 billion in 2012 to $6.720 billion in 2013. Net sales increased $191 million due to higher average unit prices reflecting price increases in June and December 2012 and June and November 2013, partially offset by lower unit sales volume of $33 million (including $9 million of federal excise tax).

Total Lorillard wholesale cigarette unit volume, which includes Puerto Rico and U.S. Possessions, decreased 0.5% for 2013 compared to the corresponding period of 2012. Lorillard’s domestic wholesale cigarette unit volume, which excludes Puerto Rico and U.S. Possessions, also decreased 0.4% for 2013, compared to 2012. Lorillard implemented control measures to limit fluctuations in wholesale inventory in advance of anticipated price increases. These control measures have a positive impact on the business in the long term, but had a negative impact on year on year comparisons in the fourth quarter. This compares favorably to total cigarette industry domestic wholesale shipments which decreased approximately 4% for 2013 compared to 2012, after adjusting for the impact of changes in wholesale inventory patterns.

Total wholesale unit volume for Newport, the Company’s flagship brand, increased 0.6% for 2013 compared to 2012. Domestic wholesale cigarette unit volume for Newport, which excludes Puerto Rico and U.S. Possessions increased 0.7% for 2013 compared to 2012. Domestic wholesale shipments for Maverick, the Company’s leading discount brand, decreased 5.3% for 2013 compared to 2012.

Based on Lorillard’s proprietary retail shipment database administered by MSAI, Lorillard’s domestic retail market share once again posted strong gains in 2013, increasing 0.5 share points to 14.9%. Newport’s domestic retail market share reached 12.6% for 2013, an increase of 0.6 share points versus year ago. Lorillard’s domestic retail share of the menthol market reached 40.3% for 2013, an increase of 1.0 share point compared to year ago. Gains in Newport’s domestic retail market share were primarily attributable to the continued strengthening of Newport Menthol in its core geographies, continued success in expansion markets and the volume impact resulting from the introduction of Newport Smooth Select in the second quarter of 2013 and, to a lesser extent, Newport Non-Menthol Gold in the fourth quarter of 2013.

Cost of sales. Cost of sales decreased by $130 million, or 3.1%, from $4.201 billion in 2012 to $4.071 billion in 2013. The decrease in cost of sales is primarily due to lower expenses related to the State Settlement Agreements ($138 million) and lower unit sales volume ($12 million, including $9 million of federal excise tax), partially offset by higher raw material costs, primarily tobacco and wrapping materials ($12 million), higher Food and Drug Administration fees ($6 million) and a higher Federal Assessment for Tobacco Growers ($2 million). We recorded pre-tax charges for our obligations under the State Settlement Agreements of $1.241 billion and $1.379 billion for the years ended December 31, 2013 and 2012, respectively, a decrease of $138 million. The $138 million decrease is due primarily to the favorable impact of the reduction in Lorillard’s MSA payments on Lorillard’s tobacco settlement expense in 2013 of $177 million as a result of the settlement with some states to resolve certain MSA payment adjustment disputes approved by the arbitration panel in March 2013, offset partially by the impact of the inflation adjustment ($37 million) and a $22 million unfavorable impact of the industry Volume Adjustment Offset under the State Settlement Agreements associated with the settlement.

Selling, general and administrative. Selling, general and administrative expenses increased $111 million, or 22.9%, from $484 million in 2012 to $595 million in 2013. The increase in 2013 is primarily due to $79 million in accrued costs related to compensatory damages and statutory interest to dismiss the Evans case, $20 million in estimated costs to comply with the U.S. Government Case and $22 million related to compensatory damages, punitive damages, statutory interest and attorneys’ fees in certain Engle Progeny Cases, offset partially by lower legal defense costs related to Engle Progeny litigation.

Electronic Cigarettes Segment Results

	2013*	2012*
	(In millions)
Net sales	$230	$61
Cost of sales	160	40

Gross profit	70	21
Selling, general and administrative	70	20

Operating income	$—	$1

*	Results for the year ended December 31, 2012 provided above are not comparable to the results for the year ended December 31, 2013 as Lorillard purchased blu eCigs on April 24, 2012 and SKYCIG on October 1, 2013.

Net sales. Net sales for the Electronic Cigarettes segment were $230 million for the year ended December 31, 2013, compared to $61 million for the year ended December 31, 2012. Strong sales of blu eCigs resulted from significant brand building activities highlighted by a national television advertising campaign, expansion of retail distribution into a total of over 136,000 retail outlets, the launch of new, lower priced rechargeable kits and strong repeat purchases. SKYCIG, based in the U.K., was acquired on October 1, 2013 and generated $4 million in net sales during 2013.

According to Lorillard’s proprietary retail shipment database administered by MSAI, blu eCigs emerged as the category leader with domestic retail market share of the electronic cigarettes market of approximately 47% for 2013.

Cost of sales. Cost of sales for the Electronic Cigarettes segment was $160 million for the year ended December 31, 2013, compared to $40 million for the year ended December 31, 2012.

Gross profit. Gross profit was $70 million, or 30.4% of net sales, for the year ended December 31, 2013, compared to $21 million, or 34.4% of net sales, for the year ended December 31, 2012. Gross profit and gross profit margin for the year ended December 31, 2013 were negatively impacted by the change in product offering arising from the introduction of our new, lower priced rechargeable kit that began shipping to wholesale late in the second quarter of 2013 as well as higher promotional costs. Gross profit and gross profit margin for the year ended December 31, 2013 also included a supply chain related charge of $5 million which was partially offset by ongoing product cost reductions.

Selling, general and administrative. Selling, general and administrative costs were $70 million for the year ended December 31, 2013, compared to $20 million for the year ended December 31, 2012. Selling, general and administrative costs include marketing and administrative costs associated with the blu eCigs’ national retail roll-out as well as $4 million of costs at SKYCIG. Selling, general and administrative costs in 2013 also include $6 million of amortization related to the SKYCIG brand. The fair value ascribed to the SKYCIG brand in connection with the acquisition of $33 million is being amortized over an estimated life of 18 months beginning October 1, 2013 after which amortization charges related to the brand will cease.

Operating income. The Electronic Cigarettes segment had no operating income for the year ended December 31, 2013, compared to $1 million for the year ended December 31, 2012. SKYCIG’s operating loss was $7 million for the year ended December 31, 2013.

Lorillard Consolidated Results

Interest expense. Interest expense increased $18 million in 2013, compared to 2012, and reflects interest on the Notes (defined below) issued in the third quarter of 2012 and the second quarter of 2013.

Income taxes. Income taxes increased $75 million or 11.9%, from $629 million in 2012 to $704 million in 2013. The change reflects the increase in income before income taxes of $156 million in 2013 or 9.0% and an increase in the effective tax rate from 36.4% to 37.4% for the years ended December 31, 2012 and 2013, respectively. The increase was primarily driven by an increase in state income taxes and a decrease in the manufacturers’ deduction.

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

Based on Lorillard’s proprietary retail shipment database administered by MSAI, which measures shipments from wholesale to retail and is unaffected by wholesale inventory changes, Lorillard’s domestic retail market share once again posted solid gains in 2012, increasing 0.3 share points to 14.4%. Newport’s domestic retail market share reached 12.0% for 2012, an increase of 0.1 share points compared to 2011. Lorillard’s domestic retail share of the menthol market reached 39.3% for 2012, an increase of 0.2 share points compared to 2011. Gains in market share were largely attributable to unit volume outperformance of Newport Menthol in our core markets, geographic promotional expansion of Newport Menthol, and continued growth of Maverick, and were achieved despite a heightened level of competitive menthol activity.

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

Liquidity and Capital Resources

Our cash and cash equivalents of $1.454 billion at December 31, 2013 were invested in prime money market funds.

Our short-term and long-term investments totaled $157 million and $93 million as of December 31, 2013, respectively. Short-term and long-term investments consist of investment grade debt securities, all of which are classified as available for sale.

Cash Flows

Cash flow from operating activities. The principal source of liquidity for our business and operating needs is internally generated funds from our operations. We generated net cash flow from operations of $1.192 billion for 2013 compared to $1.170 billion for 2012. The increased net cash flow in 2013 primarily reflects the increase in net income and a lower increase in inventory, partially offset by a lower increase in accounts payable and accrued expenses and higher tax payments. Net cash flow from operations was $1.170 billion for 2012, compared to $1.183 billion for 2011. The decreased net cash flow in 2012 primarily reflects the decrease in net income and an increase in cash paid for settlement costs and inventories, partially offset by a decrease in cash paid for income taxes.

Cash flow from investing activities. Our cash flow from investing activities used cash of $358 million for the year ended December 31, 2013 compared to $209 million for 2012. The increase in cash used by investing activities in 2013 is due primarily to the purchase of investments totaling $276 million, partially offset by lower cash used for business acquisitions and capital expenditures and sales of investments of $26 million. Our investing activities used cash of $209 million for the twelve months ended December 31, 2012 compared to $56 million for 2011. The increase in cash used by investing activities in 2012 is due primarily to the acquisition of blue Cigs in April 2012 for $135 million in cash and increased purchases of equipment.

Capital expenditures were $62 million, $74 million and $56 million for 2013, 2012 and 2011, respectively. The expenditures were primarily for the modernization of manufacturing equipment. Our capital expenditures for 2014 are forecast to be between $70 million and $75 million.

Cash flow from financing activities. Our cash flow from operations has exceeded our working capital and capital expenditure requirements in each of the years ended December 31, 2013, 2012, and 2011. In 2011, we paid cash dividends of $188 million, $185 million, $177 million and $173 million on March 11, 2011, June 10, 2011, September 12, 2011 and December 12, 2011, respectively. In 2012, we paid cash dividends of $202 million, $203 million, $203 million and $199 million on March 9, 2012, June 11, 2012, September 10, 2012 and December 10, 2012, respectively. In 2013, we paid cash dividends of $209 million, $208 million, $204 million and $202 million on March 11, 2013, June 10, 2013, September 10, 2013 and December 10, 2013, respectively.

In August 2011, Lorillard Tobacco issued $750 million of unsecured senior notes in two tranches pursuant to an Indenture, dated June 23, 2009 (the “Indenture”) and the Third Supplemental Indenture, dated August 4, 2011. The first tranche was $500 million aggregate principal amount of 3.500% Notes due August 4, 2016 (the “2016 Notes”) and the second tranche was $250 million aggregate principal amount of 7.000% Notes due August 4, 2041 (the “2041 Notes”). The net proceeds from the issuance were used for the repurchase of our common stock.

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

Lorillard Tobacco is the principal, wholly owned operating subsidiary of Lorillard, Inc., and the $750 million aggregate principal amount of 8.125% senior notes issued in June 2009 and due 2019 (the “2019 Notes”), $750 million aggregate principal amount of 6.875% senior notes due 2020, $250 million aggregate principal amount of 8.125% senior notes due 2040, 2016 Notes, 2017 Notes, 2020 Notes, 2023 Notes, 2040 Notes and 2041 Notes (together, the “Notes”) are unconditionally guaranteed in full on a senior unsecured basis by Lorillard, Inc.

The interest rate payable on the 2019 Notes is subject to incremental increases from 0.25% to 2.00% in the event either Moody’s Investors Services, Inc. (“Moody’s”), Standard & Poor’s Ratings Services (“S&P”) or both Moody’s and S&P downgrade the 2019 Notes below investment grade (Baa3 and BBB- for Moody’s and S&P, respectively). As of December 31, 2013, our debt ratings were Baa2 and BBB- with Moody’s and S&P, respectively, both of which are investment grade.

Upon the occurrence of a change of control triggering event, Lorillard Tobacco will be required to make an offer to repurchase the Notes at a price equal to 101% of the aggregate principal amount of the Notes, plus accrued interest. A “change of control triggering event” occurs when there is both a “change of control” (as defined in the supplemental indentures for each series of Notes) and the Notes cease to be rated investment grade by both Moody’s and S&P within 60 days of the occurrence of a change of control or public announcement of the intention to effect a change of control. The Notes are not entitled to any sinking fund and are not redeemable prior to maturity. The Notes contain covenants that restrict liens and sale and leaseback transactions, subject to a limited exception.

During 2013, we repurchased approximately 2.8 million shares at an average cost of $39.24 per share totaling $109 million under the $500 million repurchase program announced in August 2012. We also repurchased approximately 15 million shares at an average cost of $45.14 per share totaling $686 million under the $1 billion repurchase program announced in March 2013 and amended in May 2013.

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

The rate of return on our pension assets in 2013 was a positive 8.4%. Our pension expense was approximately $20 million in 2013 and we anticipate pension expense of approximately $4 million in 2014. We contributed $31 million to our pension plans in 2013 and anticipate a contribution of $1 million in 2014.

We believe that it is appropriate for a company of our size and financial characteristics to have a prudent level of debt as a component of our capital structure in order to reduce our total cost of capital and improve total shareholder returns. Accordingly, we raised $500 million, $500 million and $750 million of debt financing in 2013, 2012, and 2011, respectively, and we expect that we will seek to raise additional debt financing in the future, although the structure, timing and amount of such indebtedness has not yet been determined and will depend on a number of factors, including, but not limited to the prevailing credit and interest rate environment, our cash requirements, and other business, financial and tax considerations. The proceeds of any such debt financing may be used to fund stock repurchases, acquisitions, dividends or for other general corporate purposes. We presently have no commitments or agreements with or from any third party regarding any debt financing transactions and no assurance can be given that we will ultimately pursue any debt financing or, if pursued, that we will be able to obtain debt financing at the suggested levels or on attractive terms.

On July 10, 2012, Lorillard Tobacco, the principal, wholly owned operating subsidiary of Lorillard, Inc., terminated its three year $185 million credit agreement (the “Old Revolver”), dated March 26, 2010, and entered into a $200 million revolving credit facility that expires on July 10, 2017 (the “Revolver”) and is guaranteed by Lorillard, Inc. The Revolver may be increased to $300 million upon request. Proceeds from the Revolver may be used for general corporate and working capital purposes. The interest rates on borrowings under the Revolver are based on prevailing interest rates and, in part, upon the credit rating applicable to our senior unsecured long-term debt.

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

There were no borrowings under the Revolver during 2011, 2012 or 2013.

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

During 2013, we paid $1.200 billion under the State Settlement Agreements, primarily based on 2012 volume. Included in the above number was $115 million we deposited in an interest-bearing escrow account in accordance with procedures established in the MSA pending resolution of a claim by us and the other Original Participating Manufacturers that they are entitled to reduce their MSA payments based on a loss of market share to non-participating manufacturers. Most of the states that are parties to the MSA are disputing the availability of the reduction and we believe that this dispute will ultimately be resolved by judicial and arbitration proceedings. Our $115 million deposit in escrow is based upon the Original Participating Manufacturers collective loss of market share in 2010 that resulted in a reduction of $115 million. In April of 2012, 2011, 2010, 2009, 2008, 2007 and 2006, we had previously deposited $98 million, $104 million, $83 million, $73 million, $72 million, $111 million and $109 million, respectively, in the same escrow account discussed above, which was based on a loss of market share in 2009, 2008, 2007, 2006, 2005, 2004 and 2003 to non-participating manufacturers. In February 2009, we directed the release of $72 million from this account to the MSA states. This amount related to the loss of market share in 2005 and this release was pursuant to an Agreement Regarding Arbitration that we and the other Participating Manufacturers entered into with certain MSA states. In April and October 2013, we directed the release of $298 million and $22 million, respectively, from this account to the signatory states to the settlement that resolved the disputes involving MSA payment adjustments relating to non-participating manufacturers, as further discussed below. We and the other Original Participating Manufacturers have the right to claim additional reductions of MSA payments in subsequent years under provisions of the MSA.

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

The settlement resolves the claims for the years 2003 through 2012 and puts in place a new method for calculating this adjustment beginning in 2013. Under the terms of the settlement, Lorillard and other manufacturers will receive credits against their future MSA payments over five years, and the signatory states will be entitled to receive their allocable share of the amounts currently being held in escrow resulting from these disputes. Lorillard currently expects to receive credits over five years of approximately $220 million on its outstanding claims, with $165 million having occurred in April 2013 and the remainder over the following four years. The estimate is subject to change depending upon a number of factors included in the calculation of the credit.

Based on the terms of the settlement, during the first quarter of 2013 Lorillard Tobacco recorded a reduction in its State Settlements liability and expense of $165 million and reduced its April 15, 2013 MSA Annual Payment by the same amount. The reduction was partially offset by an increase of $21 million in the State Settlements liability and expense related to the industry Volume Adjustment Offset associated with the increase in the industry aggregate operating income under the agreements with the previously settled states. During the second quarter of 2013, Lorillard Tobacco recorded a reduction in its State Settlements liability and expense of $12 million as a result of two additional states joining the settlement. The reduction was partially offset by an increase of $1 million in the State Settlements liability and expense related to the industry Volume Adjustment Offset associated with the increase in the industry aggregate operating income under the agreements with previously settled states.

Lorillard will continue to pursue these claims against those states that have not settled. Fourteen states that have not joined the settlement have taken action in state court to prevent the settlement from proceeding or to seek other relief related to the settlement. As of February 14, 2014, claims in only thirteen states remain pending as one state withdrew its opposition. Two of the thirteen states also unsuccessfully sought to preliminarily enjoin the implementation of the award. There is no assurance that such attempts will be resolved favorably to the Company.

On September 11, 2013, the arbitration panel responsible for adjudicating the 2003 NPM adjustment dispute issued a determination that six states failed to diligently enforce escrow provisions applicable to non-participating manufacturers. The six non-diligent states included Indiana, Kentucky, Missouri, New Mexico, Maryland, and Pennsylvania. Nine other states that did not participate in the settlement were considered by the arbitration panel because the OPMs contested their diligence as well. The arbitration panel found those nine states diligent. As a result of the panel’s ruling, the OPMs are entitled to receive $458 million, plus interest and earnings, with Lorillard’s share of the principal amount totaling $47 million. If the award is ultimately upheld after any state court challenges, the non-diligent states will receive reductions in future MSA payments they receive, and the OPMs and states found diligent will be entitled to receive amounts due to them through payments from the Disputed Payments Account and/or adjustments associated with future payments. No amount has been recorded in Lorillard’s consolidated financial statements related to this award because the six states found non-diligent by the arbitration panel have contested the arbitration panel’s findings in their individual state MSA courts, and, as a result, it is uncertain if or when this award will be realized.

Contractual Cash Payment Obligations

The following table presents the contractual cash payment obligations of Lorillard as of December 31, 2013:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In millions)
Senior notes	$3,500	$—	$500	$1,000	$2,000
Interest payments related to notes	1,938	198	539	314	887
Contractual purchase obligations	77	77	—	—	—
Leaf purchase obligations	90	90	—	—	—
Operating lease obligations	6	2	3	1	—

Total	$5,611	$367	$1,042	$1,315	$2,887

As of December 31, 2013, we do not believe that we will make any payments in the next twelve months related to gross unrecognized tax benefits. We cannot make a reasonably reliable estimate of the amount of liabilities for unrecognized tax benefits that may result in cash settlements for periods beyond twelve months.

As previously discussed, we have entered into the State Settlement Agreements which impose a stream of future payment obligations on us and the other major U.S. cigarette manufacturers. Our portion of ongoing adjusted settlement payments, including fees to settling plaintiffs’ attorneys, are based on a number of factors which are described above. Our cash payment under the State Settlement Agreements in 2013 amounted to $1.200 billion, net of the NPM settlement credit of $177 million, and we estimate our cash payments in 2014 under the State Settlement Agreements will be between $1.400 billion and $1.450 billion, primarily based on 2013 estimated industry volume. Payment obligations are not incurred until the related sales occur and therefore are not reflected in the above table. Please see the discussion of the calculation of the Original Participating Manufacturers base payment obligations under the State Settlement Agreements under “State Settlement Agreements” on page 52.

Off-Balance Sheet Arrangements – None.

Item 7A. QUANTITATIVE	AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We invest in financial instruments that involve market risk. Our measure of market risk exposure represents an estimate of the change in fair value of our financial instruments. Market risk exposure is presented below for each class of financial instrument we held at December 31, 2013, assuming immediate adverse market movements of the magnitude described below. We believe that the rate of adverse market movement represents a measure of exposure to loss under hypothetically assumed adverse conditions. The estimated market risk exposure represents the hypothetical loss to future earnings and does not represent the maximum possible loss nor any expected actual loss, even under adverse conditions, because actual adverse fluctuations would likely differ. In addition, since our investment portfolio is subject to change based on our portfolio management strategy as well as in response to changes in the market, these estimates are not necessarily indicative of the actual results which may occur. The market risk exposure represents the potential loss in carrying value and pretax impact to future earnings caused by the hypothetical change in price.

Exposure to market risk is managed and monitored by senior management. Senior management approves our overall investment strategy and has the responsibility to ensure that the investment positions are consistent with that strategy with an acceptable level of risk.

Interest rate risk. Our cash and cash equivalents consist of money market funds with major financial institutions. Our short and long-term investments are made up of available-for-sale securities which include corporate debt securities, U.S. Government agency obligations, commercial paper and international government obligations. All of our investments are exposed to fluctuations in interest rates. A sensitivity analysis, based on a hypothetical 1% increase or decrease in interest rates on our average 2013 investments, would cause an increase or decrease in pretax income of approximately $17 million.

Our debt is denominated in US Dollars and has been issued at a fixed rate. In September 2009, we entered into interest rate swap agreements for a total notional amount of $750 million to hedge changes in fair value of the Notes due to changes in the designated benchmark interest rate. Changes in the fair value of the derivative are recorded in earnings along with offsetting adjustments to the carrying amount of the hedged debt. A sensitivity analysis, based on a hypothetical 1% change in LIBOR, would cause an increase or decrease in pretax income of approximately $8 million for 2013.

Liquidity risk. We may be forced to cash settle all or a portion of our derivative contracts before the expiration date if our debt rating is downgraded below Ba2 by Moody’s or BB by S&P. This could have a negative impact on our cash position. Early cash settlement would result in the timing of our hedge settlement not being matched to the cash settlement of the debt. As of December 31, 2013 our Moody’s debt rating was Baa2, and our S&P debt rating was BBB-, both of which are above the ratings at which settlement of our derivative contracts would be required. See Note 13 to our consolidated financial statements for additional information on derivatives.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements and Supplementary Data are comprised of the following sections:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Lorillard, Inc.

Greensboro, North Carolina

We have audited the accompanying consolidated balance sheets of Lorillard, Inc. and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, shareholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2014 expressed an unqualified opinion on the Company’s internal control over financial reporting.

Raleigh, North Carolina
February 21, 2014

LORILLARD, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
(In millions, except share and per share data)	2013	2012
ASSETS:
Cash and cash equivalents	$1,454	$1,720
Short-term investments	157	—
Accounts receivable, less allowances of $3 and $3	19	18
Other receivables	29	52
Inventories	499	410
Deferred income taxes	555	557
Other current assets	23	20

Total current assets	2,736	2,777
Plant and equipment, net	316	298
Long-term investments	93	—
Goodwill	102	64
Intangible assets, net	87	57
Deferred income taxes	51	48
Other assets	151	152

Total assets	$3,536	$3,396

LIABILITIES AND SHAREHOLDERS’ DEFICIT:
Accounts and drafts payable	$42	$39
Accrued liabilities	377	356
Settlement costs	1,224	1,183
Income taxes	8	23

Total current liabilities	1,651	1,601
Long-term debt	3,560	3,111
Postretirement pension, medical and life insurance benefits	305	409
Other liabilities	84	52

Total liabilities	5,600	5,173

Commitments and Contingent Liabilities

Shareholders’ Deficit:
Preferred stock, $0.01 par value, authorized 10 million shares	—	—
Common stock:
Authorized—600 million shares; par value—$.01 per share
Issued—382 million and 525 million shares (outstanding 365 million and 382 million shares)	4	5
Additional paid-in capital	256	298
Retained earnings (deficit)	(1,438)	2,351
Accumulated other comprehensive loss	(130)	(241)
Treasury stock at cost, 17 million and 143 million shares	(756)	(4,190)

Total shareholders’ deficit	(2,064)	(1,777)

Total liabilities and shareholders’ deficit	$3,536	$3,396

See Notes to Consolidated Financial Statements

LORILLARD, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(In millions, except per share data)	2013	2012	2011
Net sales (including excise taxes of $1,978, $1,987, and $2,014)	$6,950	$6,623	$6,466
Cost of sales (including excise taxes of $1,978, $1,987, and $2,014)	4,231	4,241	4,123

Gross profit	2,719	2,382	2,343
Selling, general and administrative	665	504	451

Operating income	2,054	1,878	1,892
Investment income	2	4	3
Interest expense	(172)	(154)	(125)

Income before income taxes	1,884	1,728	1,770
Income taxes	704	629	654

Net income	$1,180	$1,099	$1,116

Earnings per share:
Basic	$3.15	$2.82	$2.67
Diluted	$3.15	$2.81	$2.66
Weighted average number of shares outstanding:
Basic	372.96	389.27	417.32
Diluted	373.71	390.13	418.06

See Notes to Consolidated Financial Statements

LORILLARD, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(In millions, except per share data)	2013	2012	2011
Net income	$1,180	$1,099	$1,116

Other comprehensive income (loss), net of tax:
Defined benefit retirement plans gain (loss), net of tax expense (benefit) of $41, $(4), and $(64)	110	(13)	(119)
Foreign currency translation adjustments, net of tax expense (benefit) of $-, $- and $-	1	—	—

Other comprehensive income (loss)	111	(13)	(119)

Comprehensive income	$1,291	$1,086	$997

See Notes to Consolidated Financial Statements

LORILLARD, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Share- Holder’s Deficit
(In millions, except per share data)
Balance, December 31, 2010	$5	$239	$1,666	$(109)	$(2,026)	$(225)
Net income			1,116			1,116
Other comprehensive loss, net of tax benefit of ($64)				(119)		(119)
Dividends paid ($1.73 per share)			(723)			(723)
Share repurchases					(1,586)	(1,586)
Share-based compensation		24				24

Balance, December 31, 2011	$5	$263	$2,059	$(228)	$(3,612)	$(1,513)

Net income			1,099			1,099
Other comprehensive loss, net of tax benefit of ($4)				(13)		(13)
Dividends paid ($2.07 per share)			(807)			(807)
Share repurchases					(578)	(578)
Share-based compensation		35				35

Balance, December 31, 2012	$5	$298	$2,351	$(241)	$(4,190)	$(1,777)

Net income			1,180			1,180
Other comprehensive income, net of tax expense of $41				111		111
Dividends paid ($2.20 per share)			(823)			(823)
Retirement of treasury shares	(1)	(82)	(4,146)		4,229	—
Share repurchases					(795)	(795)
Share-based compensation		27				27
Excess tax benefit on share-based compensation		13				13

Balance, December 31, 2013	$4	$256	$(1,438)	$(130)	$(756)	$(2,064)

See Notes to Consolidated Financial Statements

LORILLARD, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2013	2012	2011
	(In millions)
Cash flows from operating activities:
Net income	$1,180	$1,099	$1,116
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	50	39	37
Pension, health and life insurance contributions	(44)	(43)	(42)
Pension, health and life insurance benefits expense	36	44	28
Deferred income taxes	(42)	(11)	(15)
Share-based compensation	18	20	16
Excess tax benefits from share-based arrangements	(13)	(11)	(4)
Changes in operating assets and liabilities, net of amounts acquired:
Accounts and other receivables	(7)	(8)	1
Inventories	(89)	(118)	—
Accounts payable and accrued liabilities	20	64	(33)
Settlement costs	41	32	91
Income taxes	36	59	(6)
Other current assets	3	5	(10)
Other assets	3	(1)	4

Net cash provided by operating activities	1,192	1,170	1,183

Cash flows from investing activities:
Purchase of investments	(276)	—	—
Business acquisitions	(46)	(135)	—
Additions to plant and equipment	(62)	(74)	(56)
Sales, maturities and calls of investments	26	—	—

Net cash used in investing activities	(358)	(209)	(56)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	500	500	750
Dividends paid	(823)	(807)	(723)
Shares repurchased	(795)	(578)	(1,586)
Debt issuance costs	(4)	(5)	(9)
Proceeds from exercise of stock options	9	5	8
Excess tax benefits from share-based arrangements	13	10	4

Net cash used in financing activities	(1,100)	(875)	(1,556)

Change in cash and cash equivalents	(266)	86	(429)
Cash and cash equivalents, beginning of year	1,720	1,634	2,063

Cash and cash equivalents, end of year	$1,454	$1,720	$1,634

Cash paid for income taxes	$712	$580	$671
Cash paid for interest, net of cash received from interest rate swaps of $24 in 2013, $24 in 2012 and $24 in 2011	$164	$144	$109

See Notes to Consolidated Financial Statements

LORILLARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Significant Accounting Policies

Basis of presentation—Lorillard, Inc., through its subsidiaries, is engaged in the manufacture and sale of cigarettes and electronic cigarettes. Its principal products are marketed under the brand names of Newport, Kent, True, Maverick and Old Gold with substantially all of its sales in the United States of America. On April 24, 2012 Lorillard acquired blu eCigs, an electronic cigarette brand in the US. On October 1, 2013, Lorillard acquired SKYCIG, a United Kingdom-based electronic cigarette business. Newport, Kent, True, Maverick, Old Gold, blu eCigs and SKYCIG are the registered trademarks of Lorillard, Inc. and its subsidiaries.

The consolidated financial statements of Lorillard, Inc. (the “Company”), together with its subsidiaries (“Lorillard” or “we” or “us” or “our”), include the accounts of the Company and its subsidiaries after the elimination of intercompany accounts and transactions.

The Company has two reportable segments – Cigarettes and Electronic Cigarettes. The Cigarettes segment consists principally of the operations of Lorillard Tobacco Company (“Lorillard Tobacco” or “Issuer”) and related entities. The Electronic Cigarettes segment consists of the operations of LOEC, Inc. (d/b/a blu eCigs), (“LOEC” or “blu eCigs”), Cygnet UK Trading Limited (t/a SKYCIG) (“Cygnet” or “SKYCIG”) and related entities.

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

Short-term and Long-term Investments—Our short-term and long-term investments consist of investment grade debt securities, all of which are classified as available for sale. Available for sale securities are recorded at fair value, and unrealized holding gains and losses are recorded, net of tax, as a component of accumulated other comprehensive income. Available for sale securities with remaining maturities of less than one year and those identified by management at the time of purchase to be used to fund operations within one year are classified as short-term. All other available for sale securities are classified as long-term. Unrealized losses are charged against net earnings when a decline in fair value is determined to be other than temporary. We review several factors to determine whether a loss is other than temporary, such as the length and extent of the fair value decline, the financial condition and near term prospects of the issuer, and whether we have the intent to sell or will likely be required to sell before the anticipated recovery of the securities, which may be at maturity. Realized gains and losses are accounted for using the specific identification method, and are recorded as a component of investment income in the accompanying consolidated statements of income. Purchases and sales are recorded on a trade date basis.

Inventories—Cigarette inventories (including leaf tobacco, manufactured stock and materials and supplies) are valued at the lower of cost, determined on a last-in, first-out (“LIFO”) basis, or market. A significant portion of leaf tobacco on hand will not be sold or used within one year, due to the duration of the aging process. All inventory of leaf tobacco, including the portion that has an operating cycle that exceeds 12 months, is classified as a current asset as is a generally recognized trade practice. Electronic cigarette inventories are valued at the lower of cost, determined on a first-in, first-out (“FIFO”) basis, or market and are included in manufactured stock.

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

Business Combinations—Lorillard utilizes the acquisition method in accounting for business combinations whereby the amount of purchase price that exceeds the fair value of the acquired assets and assumed liabilities is allocated to goodwill. Lorillard recognizes intangible assets apart from goodwill if they arise from contractual or other legal rights, or if they are capable of being separated or divided from the acquired entity and sold, transferred, licensed, rented or exchanged. Assumptions and estimates are used in determining the fair value of assets acquired and liabilities assumed in a business combination. Valuation of intangible assets acquired requires that we use significant judgment in determining fair value, whether such intangibles are amortizable and, if the asset is amortizable, the period and the method by which the intangible asset will be amortized. On April 24, 2012, the Company acquired blu eCigs and other assets used in the manufacture, distribution, development, research, marketing, advertising, and sale of electronic cigarettes. On October 1, 2013, the Company acquired certain of the assets and operations of SKYCIG, a United Kingdom based electronic cigarette business. Changes in the initial assumptions could lead to changes in amortization or impairment charges recorded in our consolidated financial statements. With regard to the SKYCIG acquisition, estimates for the preliminary purchase price and the preliminary purchase price allocation may change as subsequent information becomes available. See Notes 2 and 6 to the Consolidated Financial Statements for additional disclosure about the acquisitions and the purchase price allocations.

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

The fair value of our indefinite lived trademark and trade name are estimated utilizing the relief from royalty method, and compared to the carrying value. The main assumptions utilized in the relief from royalty method are projected revenues from our long range plan, assumed royalty rates that could be payable if we did not own the trademarks and a discount rate. We recognize an impairment loss when the estimated fair value of the indefinite lived intangible asset is less than its carrying value.

Accumulated other comprehensive income (loss)—The components of accumulated other comprehensive income (loss) (“AOCI”) are unamortized actuarial gains and losses and prior service costs related to Lorillard’s defined benefit pension and postretirement plans, unrealized holding gains and losses on our investments and foreign currency translation adjustments. The unamortized actuarial gains and losses and prior service costs are recognized in net periodic benefit costs over the estimated service lives of covered employees.

Foreign Currency Translation—Foreign currency denominated assets and liabilities are translated into United States dollars at exchange rates existing at the respective balance sheet dates. Translation adjustments resulting from fluctuations in exchange rates are recorded as a separate component of other comprehensive income (loss) within stockholders’ equity. The results of operations of foreign subsidiaries are translated at the average exchange rates during the respective periods. Gains and losses resulting from foreign currency transactions are included in net earnings.

Revenue recognition—Revenue from product sales, net of sales incentives, is recognized at the time ownership of the goods transfers to customers and collectability is reasonably assured. Federal excise taxes are recognized on a gross basis, and are reflected in both net sales and cost of sales. Sales incentives include retail price discounts, coupons and retail display allowances and are recorded as a reduction of revenue based on amounts estimated as due to customers and consumers at the end of a period based primarily on use and redemption rates. Sales to one customer represented 29%, 29%, and 28% of Lorillard’s revenues in 2013, 2012 and 2011, respectively. Our largest selling brand, Newport, accounted for approximately 85.4%, 87.0%, and 88.4% of consolidated net sales of Lorillard in 2013, 2012, and 2011, respectively.

Cost of sales—Cost of sales includes federal excise taxes, leaf tobacco cost, wrapping and casing material, manufacturing labor and production salaries, wages and overhead, research and development costs, distribution, other manufacturing costs, State Settlement Agreement expenses, the federal assessment for tobacco growers, Food and Drug Administration fees, promotional product expenses and electronic cigarette raw materials and manufacturing costs. Promotional product expenses include the cost, including excise taxes, of the free portion of “buy some get some free” promotions. We purchased approximately 86%, 90% and 88% of our leaf tobacco through a limited number of suppliers in 2013, 2012 and 2011, respectively.

Advertising and marketing costs—Advertising costs are recorded as expense in the year incurred. Marketing and advertising costs that include such items as direct mail, advertising, agency fees and point of sale materials are included in selling, general and administrative expenses. Advertising expense was $84 million $54 million and $41 million for the years ended December 31, 2013, 2012, and 2011, respectively.

Research and development costs—Research and development costs are recorded as expense as incurred, are included in cost of sales and amounted to $21 million $20 million, and $22 million for each of the years ended December 31, 2013, 2012, and 2011, respectively.

Tobacco settlement costs—Lorillard recorded pre-tax charges of $1.241 billion, $1.379 billion, and $1.307 billion for the years ended December 31, 2013, 2012, and 2011, respectively, to accrue its obligations under the State Settlement Agreements (see Note 23). Lorillard’s portion of ongoing adjusted settlement payments and legal fees is based on its share of total domestic cigarette shipments in that year. Accordingly, Lorillard records its portion of ongoing adjusted settlement payments as part of cost of sales as the related sales occur. Payments are made annually and are generally due in April of the year following the accrual of costs. The settlement cost liability on the balance sheets represents the unpaid portion of the Company’s obligations under the State Settlement Agreements.

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

Legal costs and loss contingencies—Legal costs are expensed as incurred and amounted to $146 million, $160 million and $140 million for the years ended December 31, 2013, 2012, and 2011, respectively. Lorillard establishes accruals in accordance with Accounting Standards Codification Topic 450, Contingencies (“ASC 450”), when a loss contingency is both probable and can be reasonably estimated as a charge to selling, general and administrative expense. There are a number of factors impacting Lorillard’s ability to estimate the possible loss or a range of loss, including the specific facts of each matter; the legal theories proffered by plaintiffs and legal defenses available to Lorillard Tobacco and Lorillard, Inc.; the wide-ranging outcomes reached in similar cases; differing procedural and substantive laws in the various jurisdictions in which lawsuits have been filed, including whether punitive damages may be pursued or are permissible; the degree of specificity in a plaintiff’s complaint; the history of the case and whether discovery has been completed; plaintiffs’ history of use of Lorillard Tobacco’s cigarettes relative to those of the other defendants; the attribution of damages, if any, among multiple defendants; the application of contributory and/or comparative negligence to the allocation of damage awards among plaintiffs and defendants; the likelihood of settlements for de minimis amounts prior to trial; the likelihood of success at trial; the likelihood of success on appeal; and the impact of current and pending state and federal appellate decisions. It has been Lorillard’s experience and is its continued expectation that the above complexities and uncertainties will not be clarified until the late stages of litigation. For those reasonably possible loss contingencies for which an estimate of the possible loss or range of loss cannot be made, Lorillard discloses the nature of the litigation and any developments as appropriate. See Note 23 for a description of loss contingencies.

Income taxes—Deferred tax assets and liabilities are determined based on the differences between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Judgment is required in determining income tax provisions and in evaluating tax positions. For uncertain tax positions to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. Where applicable, interest related to uncertain tax positions is recognized in interest expense. Penalties, if incurred, are recognized as a component of income tax expense. Accrued interest and penalties are recorded as a component of other liabilities in the accompanying consolidated balance sheets.

Recently adopted accounting pronouncements—Lorillard adopted ASU 2011-04 “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS.” ASU 2011-04 clarifies certain areas of the fair value guidance, including application of the highest and best use and valuation premise concepts, measuring the fair value of an instrument classified in a reporting entity’s shareholders’ equity, and quantitative information about unobservable inputs used in a Level 3 fair value measurement. Additionally, ASU 2011-04 contains guidance on measuring the fair value of instruments that are managed within a portfolio, application of premiums and discounts in a fair value measurement, and requires additional disclosures about fair value measurements. The amendments contained in ASU 2011-04 are to be applied prospectively, and ASU 2011-04 is effective for public companies for interim and annual periods beginning after December 15, 2011. ASU 2011-04 did not have a material impact on Lorillard’s financial position or results of operations.

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

In February 2013, the FASB issued ASU 2013-02 “Comprehensive Income (Topic 220) – Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income.” ASU 2013-02 requires an entity to provide information about amounts reclassified out of accumulated other comprehensive income. An entity is also required to present either on the face of the financial statements or in the footnotes, significant items reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety. For other items that are not required under U.S. GAAP to be reclassified to net income in their entirety, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. This standard is effective for public entities prospectively for reporting periods beginning after December 15, 2012. The adoption of ASU 2013-02 did not have any impact on Lorillard’s financial position or results of operations, but resulted in disclosure of additional information about amounts reclassified out of accumulated other comprehensive income. For additional information, see Note 19, “Accumulated Other Comprehensive Loss.”

2.    Acquisitions

On April 24, 2012, Lorillard, Inc., through its wholly owned subsidiary, Lorillard Holdings Company, Inc. (“LHCI”), and its subsidiaries acquired blu eCigs and other assets used in the manufacture, distribution, development, research, marketing, advertising, and sale of electronic cigarettes for $135 million in cash. The acquisition was made pursuant to an asset purchase agreement (the “Agreement”) with BLEC, LLC, Intermark Brands, LLC and QSN Technologies, LLC (the “Sellers”). The Agreement contains customary representations, warranties, covenants and indemnities by the Sellers and LHCI. This acquisition provided Lorillard with the blu eCigs brand and an electronic cigarette product line.

The results of operations of blu eCigs are included in our consolidated financial statements beginning as of April 24, 2012. Lorillard’s consolidated revenues include $226 million and $61 million of sales of blu eCigs during the years ended 2013 and 2012, respectively. blu eCigs had operating income of $7 million and $1 million during the years ended, 2013 and 2012, respectively. Lorillard incurred $6 million of acquisition-related expenses during 2012.

The fair values of the assets acquired and liabilities assumed at the date of acquisition are summarized below (in millions):

Assets acquired:
Current assets:
Accounts receivable	$2
Inventories	15

Total current assets	17

Goodwill	64
Intangible assets	58

Total assets	139

Liabilities assumed:
Current liabilities:
Accounts and drafts payable	4

Purchase price	$135

On October 1, 2013, Lorillard acquired certain assets and operations of SKYCIG®, a United Kingdom (“UK”)-based electronic cigarette (e-cigarette) business for approximately £28 million (approximately $46 million) in cash paid at closing and contingent consideration of up to an additional £30 million (approximately $49 million at October 1, 2013 exchange rates) to be paid in 2016 based on the achievement of certain financial performance benchmarks.

The results of operations of SKYCIG are included in our consolidated financial statements beginning as of October 1, 2013. Lorillard’s consolidated revenues include $4 million of sales of SKYCIG during the year ended 2013. SKYCIG had an operating loss of $7 million since the date of acquisition. Lorillard incurred $4 million of acquisition-related expenses during 2013.

Lorillard is still in the process of finalizing a working capital adjustment that may increase total consideration transferred by up to $2 million. Therefore, the purchase price and goodwill amounts noted below could increase by up to $2 million as a result of finalizing this working capital adjustment. The fair values of the assets acquired and liabilities assumed at the date of acquisition are summarized below (in millions):

Assets acquired:
Current assets:
Accounts receivable	$2
Goodwill	38
Intangible assets	35

Total assets	75

Liabilities assumed:
Current liabilities:
Accounts and drafts payable	3
Accrued liabilities	1

Total current liabilities	4

Earn out liability	25

Purchase price	$46

3.    Inventories

Cigarette inventories (including leaf tobacco, manufactured stock and materials and supplies) are valued at the lower of cost, determined on a last-in, first-out (“LIFO”) basis, or market. Electronic cigarette inventories of $85 million and $41 million included in manufactured stock as of December 31, 2013 and 2012, respectively, are valued at the lower of cost, determined on a first-in, first-out (“FIFO”) basis, or market. Inventories consisted of the following:

	December 31,
	2013	2012
	(In millions)
Leaf tobacco	$349	$311
Manufactured stock	143	94
Materials and supplies	7	5

	$499	$410

If the average cost method of accounting was used for inventories valued on a LIFO basis, inventories would be greater by approximately $264 million and $245 million at December 31, 2013 and 2012, respectively.

4.    Other Current Assets

Other current assets were as follows:

	December 31,
	2013	2012
	(In millions)
Appeal bonds	$7	$7
Deposits	2	7
Other current assets	14	6

Total	$23	$20

5.    Plant and Equipment, Net

Plant and equipment is stated at historical cost and consisted of the following:

	December 31,
	2013	2012
	(In millions)
Land	$3	$3
Buildings	104	95
Equipment	684	657

Total	791	755
Accumulated depreciation	(475)	(457)

Plant and equipment, net	$316	$298

Depreciation expense was $44 million, $39 million, and $37 million for 2013, 2012, and 2011, respectively.

6.    Goodwill and Intangible Assets

On April 24, 2012, Lorillard completed the acquisition of blu eCigs. For additional information, see Note 2, “Acquisitions.” The purchase price allocation includes $64 million of goodwill and $58 million of intangible assets, $57 million of which was an indefinite lived intangible asset consisting of the blu eCigs trademark and trade name.

We evaluated our goodwill and indefinite lived intangible assets recorded as a part of the blu eCigs reporting unit for impairment as of November 1, 2013. Based on the results of our impairment analysis, no impairment of the blu eCigs goodwill or the blu eCigs trademark or trade name was determined to exist.

There were no changes in blu eCigs goodwill during the year ended December 31, 2013

On October 1, 2013, Lorillard completed the acquisition of SKYCIG. For additional information, see Note 2, “Acquisitions.” The preliminary purchase price allocation includes $38 million of goodwill and $35 million of intangible assets, $33 million of which is the fair value ascribed to the SKYCIG trademark and trade name. Lorillard is still in the process of finalizing a working capital adjustment that may increase total consideration transferred by up to $2 million. Therefore, the goodwill amount noted below could increase by up to $2 million as a result of finalizing this working capital adjustment. The fair value ascribed to the SKYCIG trademark and trade name in connection with the acquisition is being amortized over an estimated life of 18 months, beginning October 1, 2013, after which amortization charges related to the trademark and trade name will cease.

All goodwill and intangible assets have been recorded as a part of our blu eCigs and SKYCIG reporting units, both of which are components of our Electronic Cigarettes reporting segment.

Goodwill

Goodwill and the changes in goodwill during the period are as follows:

(In millions)	Total
Balance, December 2012	$64
Purchase of SKYCIG	38

Balance, December 2013	$102

Intangible Assets

	Weighted Average Amortization Period	Cost	Accumulated Amortization	Net Carrying Amount
(Dollars in millions)
Amortizable intangible assets:
blu eCigs Non-compete Agreement and Technology	5 years	$1	$1	$—
SKYCIG Non-compete Agreement and Customer List	5 years	2	—	2
SKYCIG trademark and trade name	18 months	34	6	28

Amortizable intangible assets, net				30
Indefinite-lived intangible assets:
blu eCigs trademark and trade name				57

Intangible assets, net				$87

Intangible assets are amortized using the straight-line method.

7.    Other Assets

Other assets were as follows:

	December 31,
	2013	2012
	(In millions)
Debt issuance costs, net	$26	$26
Interest rate swap	60	111
Prepaid pension	55	—
Other prepaid assets	10	15

Total	$151	$152

8.    Accrued Liabilities

Accrued liabilities were as follows:

	December 31,
	2013	2012
	(In millions)
Legal fees	$29	$23
Salaries and other compensation	20	19
Medical and other employee benefit plans	30	33
Consumer rebates	78	87
Sales promotion	29	26
Accrued vendor charges	3	19
Excise and other taxes	57	63
Accrued interest	34	33
Litigation related accruals	42	—
Other accrued liabilities	55	53

Total	$377	$356

9.    Commitments

Lorillard leases certain real estate and transportation equipment under various operating leases. Listed below are future minimum rental payments required under those operating leases with non-cancelable terms in excess of one year.

December 31, 2013
(In millions)
2014	$2.3
2015	1.7
2016	0.8
2017	0.5
2018	0.5
2019	0.2

Net Minimum lease payments	$6.0

Rental expense for all operating leases was $5 million, $4 million, and $5 million for 2013, 2012, and 2011, respectively.

At December 31, 2013, Lorillard Tobacco had contractual obligations to purchase leaf tobacco between January 1, 2014 and December 31, 2014 of approximately $90 million.

At December 31, 2013, Lorillard Tobacco had other contractual purchase obligations of approximately $61 million. These purchase obligations related primarily to agreements to purchase machinery between January 1, 2014 and December 31, 2014.

At December 31, 2013, blu eCigs had contractual purchase obligations of approximately $16 million. These purchase obligations related primarily to agreements to purchase inventory between January 1, 2014 and December 31, 2014.

At December 31, 2013, SKYCIG did not have any contractual purchase obligations.

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

Assets and liabilities measured at fair value on a recurring basis at December 31, 2013 were as follows:

(In millions)	Level 1	Level 2	Level 3	Total
Cash and Cash Equivalents:
Prime money market funds	$1,454	$—	$—	$1,454

Total cash and cash equivalents	$1,454	$—	$—	$1,454

Short-term investments:
Corporate debt securities	$—	$63	$—	$63
U.S. Government agency obligations	—	59	—	59
Commercial paper	—	22	—	22
International government obligations	—	13	—	13

Total short-term investments	$—	$157		$157

Long-term investments:
Corporate debt securities	$—	$86	$—	$86
U.S. Government agency obligations	—	7	—	7

Total long-term investments	$—	$93	$—	$93

Derivative Asset:
Interest rate swaps — fixed to floating rate	$—	$60	$—	$60

Other liabilities:
SKYCIG earn out liability	$—	$—	$25	$25

Assets and liabilities measured at fair value on a recurring basis at December 31, 2012 were as follows:

(In millions)	Level 1	Level 2	Level 3	Total
Cash and Cash Equivalents:
Prime money market funds	$1,720	$—	$—	$1,720

Total cash and cash equivalents	$1,720	$—	$—	$1,720

Derivative Asset:
Interest rate swaps — fixed to floating rate	$—	$111	$—	$111

Total derivative asset	$—	$111	$—	$111

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

Short-term and long-term investments include corporate debt securities, U.S. Government agency obligations, commercial paper and international government obligations. The fair value of corporate debt securities, U.S. Government agency obligations, commercial paper and international government obligations, classified as Level 2, utilized quoted prices for identical assets in less active markets or quoted prices for similar assets in active markets.

There were no transfers between levels within the fair value hierarchy. There were no Level 3 purchases, sales, issuances or settlements of these assets and liabilities for the years ended 2013 and 2012, with the exception of the incurrence of the earn out liability associated with the acquisition of SKYCIG.

Proceeds from sales, maturities and calls of available for sale securities were $26 million for the twelve months ended December 31, 2013. There were no proceeds from sales, maturities and calls of available for sale securities for the twelve months ended December 31, 2012. For the twelve months ended December 31, 2013, realized gains and losses on sales, maturities and calls of available for sale securities were not material. There were no realized gains and losses on sales, maturities and calls of available for sale securities for the twelve months ended December 31, 2012.

The fair value of the SKYCIG earn out liability (the “Earn Out”), classified as Level 3 was determined utilizing a discounted cash flows approach using various probability-weighted SKYCIG 2015 financial performance scenarios, upon which the ultimate earn out liability to be paid in 2016 will be based. Significant unobservable inputs used in calculating the fair value of the Earn Out include various SKYCIG financial performance scenarios, the probability of achieving those scenarios, and the discount rate. Based upon this calculation, the fair value of the Earn Out was determined to be £15 million (approximately $25 million), as of the date of the acquisition (October 1, 2013) and December 31, 2013. The amount of the Earn Out that will be ultimately paid in 2016 could range from £0 to £30 million (approximately $0 to $49 million at December 31, 2013 exchange rates). Changes in the fair value of the Earn Out are recorded as a component of selling, general and administrative expenses of the Electronic Cigarettes segment. See Note 2, “Acquisitions” for additional information related to the acquisition of SKYCIG.

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

As of December 31, 2013, Lorillard was in compliance with all financial covenants and there were no borrowings under the Revolver.

12.    Long-Term Debt

Long-term debt, net of interest rate swaps, consisted of the following:

	December 31, 2013	December 31, 2012
	(In millions)
2016 Notes—3.500% Notes due 2016	$500	$500
2017 Notes—2.300% Notes due 2017	500	500
2019 Notes—8.125% Notes due 2019	810	861
2020 Notes—6.875% Notes due 2020	750	750
2023 Notes—3.750% Notes due 2023	500	—
2040 Notes—8.125% Notes due 2040	250	250
2041 Notes—7.000% Notes due 2041	250	250

Total long-term debt	$3,560	$3,111

In August 2011, Lorillard Tobacco issued $750 million of unsecured senior notes in two tranches pursuant to an Indenture, dated June 23, 2009 (the “Indenture”), and the Third Supplemental Indenture, dated August 4, 2011. The first tranche was $500 million aggregate principal amount of 3.500% Notes due August 4, 2016 (the “2016 Notes”) and the second tranche was $250 million aggregate principal amount of 7.000% Notes due August 4, 2041 (the “2041 Notes”). The net proceeds from the issuance were used for the repurchase of the Company’s common stock.

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

The interest rate payable on the 2019 Notes is subject to incremental increases from 0.25% to 2.00% in the event either Moody’s Investors Services, Inc. (“Moody’s”), Standard & Poor’s Ratings Services (“S&P”) or both Moody’s and S&P downgrade the 2019 Notes below investment grade (Baa3 and BBB- for Moody’s and S&P, respectively). As of December 31, 2013, our debt ratings were Baa2 and BBB- with Moody’s and S&P, respectively, both of which are investment grade.

Upon the occurrence of a change of control triggering event, Lorillard Tobacco would be required to make an offer to repurchase the Notes at a price equal to 101% of the aggregate principal amount of the Notes, plus accrued interest. A “change of control triggering event” occurs when there is both a “change of control” (as defined in the Supplemental Indentures) and the Notes cease to be rated investment grade by both Moody’s and S&P within 60 days of the occurrence of a change of control or public announcement of the intention to effect a change of control. The Notes are not entitled to any sinking fund and are not redeemable prior to maturity. The Notes contain covenants that restrict liens and sale and leaseback transactions, subject to a limited exception. At December 31, 2013 and December 31, 2012, the carrying value of the Notes was $3.560 billion and $3.111 billion, respectively, and the estimated fair value was $3.872 billion and $3.512 billion, respectively. The fair value of the Notes is based on market pricing. The fair value of the Notes, classified as Level 1, utilized quoted prices in active markets.

13.    Derivative Instruments

In September 2009, Lorillard Tobacco entered into interest rate swap agreements, which the Company guaranteed, with a total notional amount of $750 million to modify its exposure to interest rate risk by effectively converting the interest rate payable on the 2019 Notes from a fixed rate to a floating rate. Under the agreements, Lorillard Tobacco receives interest based on a fixed rate of 8.125% and pays interest based on a floating one-month LIBOR rate plus a spread of 4.625%. The variable rates were 4.793% and 4.840% as of December 31, 2013 and 2012, respectively. The agreements expire in June 2019. The interest rate swap agreements qualify for hedge accounting and were designated as fair value hedges. Under the swap agreements, Lorillard Tobacco receives a fixed rate settlement and pays a variable rate settlement with the difference recorded in interest expense. That difference reduced interest expense by $24 million in 2013, 2012 and 2011.

For derivatives designated as fair value hedges, which relate entirely to hedges of long-term debt, changes in the fair value of the derivatives are recorded in other assets or other liabilities with an offsetting adjustment to the carrying amount of the hedged debt. At December 31, 2013 and 2012, the adjusted carrying amounts of the hedged debt were $810 million and $861 million, respectively and the amounts included in other assets were $60 million and $111 million, respectively.

If our debt rating is downgraded below Ba2 by Moody’s or BB by S&P, the swap agreements will terminate and we will be required to settle them in cash before their expiration date. As of December 31, 2013, our debt ratings were Baa2 and BBB- with Moody’s and S&P, respectively, both of which are above the ratings at which settlement of our derivative contracts would be required.

14.    Earnings Per Share

Basic and diluted earnings per share (“EPS”) were calculated using the following:

	Year Ended December 31,
	2013	2012	2011
	(In millions)
Numerator:
Net income, as reported	$1,180	$1,099	$1,116
Less: Net income attributable to participating securities	(3)	(3)	(3)

Net income available to common shareholders	$1,177	$1,096	$1,113

Denominator:
Basic EPS – weighted average shares	372.96	389.27	417.32
Effect of dilutive securities:
Stock Options and SARS	0.75	0.86	0.74

Diluted EPS – adjusted weighted average shares and assumed conversions	373.71	390.13	418.06

Earnings Per Share:
Basic	$3.15	$2.82	$2.67
Diluted	$3.15	$2.81	$2.66

Options to purchase 0.1 million shares of common stock were excluded from the diluted earnings per share calculation because their effect would be anti-dilutive for the year ended December 31, 2011.

15.    Income Taxes

Prior to the separation from Loews in 2008 (the “Separation”), Lorillard was included in the Loews consolidated federal income tax return, and federal income tax liabilities were included on the balance sheet of Loews. Under the terms of the pre-Separation Tax Allocation Agreement between Lorillard and Loews, Lorillard made payments to, or was reimbursed by Loews for the tax effects resulting from its inclusion in Loews’ consolidated federal income tax return. As of December 31, 2013, there were no tax obligations between Lorillard and Loews for periods prior to the Separation. Following the Separation, Lorillard and its eligible subsidiaries filed a stand-alone consolidated federal income tax return.

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

The provision (benefit) for income taxes consisted of the following:

	Year Ended December 31,
	2013	2012	2011
	(In millions)
Current
Federal	$606	$530	$548
State	140	111	120
Foreign	—	—	—
Deferred
Federal	(36)	(10)	(10)
State	(5)	(2)	(4)
Foreign	(1)	—	—

Total	$704	$629	$654

Pre-tax income (loss) for domestic and foreign operations is as follows:

(In millions)	2013	2012	2011
Domestic	$1,891	$1,728	$1,770
Foreign	(7)	—	—

	$1,884	$1,728	$1,770

Total income tax expense for the years ended December 31, 2013, 2012, and 2011 was different than the amounts of $659 million, $605 million, and $620 million, computed by applying the statutory U.S. federal income tax rate of 35% to income before taxes for each of the years.

A reconciliation between the statutory federal income tax rate and Lorillard’s effective income tax rate as a percentage of income is as follows:

	2013	2012	2011
Statutory rate	35.0%	35.0%	35.0%
Increase (decrease) in rate resulting from:
State taxes	4.7	4.1	4.3
Domestic manufacturer’s deduction	(2.7)	(2.8)	(2.4)
Other	0.4	0.1	0.1

Effective rate	37.4%	36.4%	37.0%

Deferred tax assets (liabilities) are as follows:

	December 31,
(In millions)	2013	2012
Deferred tax assets:
Employee benefits	$137	$161
Settlement costs	525	511
State and local income taxes	22	18
Litigation and legal	24	6
Inventory	3	4
Other	3	2

Gross deferred tax assets	714	702

Deferred tax liabilities:
Depreciation	(66)	(63)
Federal effect of state deferred taxes	(42)	(34)

Gross deferred tax liabilities	(108)	(97)

Net deferred tax assets	$606	$605

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

(In millions)	2013	2012	2011
Balance at January 1,	$41	$42	$33
Additions for tax positions of prior years	4	4	6
Reductions for tax positions of prior years	(2)	(6)	(2)
Additions based on tax positions related to the current year	10	9	9
Settlements	—	(4)	(1)
Lapse of statute of limitations	(1)	(4)	(3)

Balance at December 31,	$52	$41	$42

At December 31, 2013, 2012, and 2011, there were $34 million, $27 million, and $28 million, respectively, of tax benefits that, if recognized, would affect the effective tax rate.

Lorillard recognizes interest related to unrecognized tax benefits and tax refund claims in interest expense and recognizes penalties (if any) in income tax expense. During the years ended December 31, 2013, 2012, and 2011, Lorillard recognized an expense of approximately $2 million, $2 million, and $2 million in interest and penalties. Lorillard had accrued interest and penalties related to unrecognized tax benefits of $19 million and $16 million at December 31, 2013 and 2012, respectively.

Due to the potential for resolution of certain tax examinations and the expiration of various statutes of limitation, it is reasonably possible that Lorillard’s gross unrecognized tax benefits balance may decrease by approximately $12 million in the next twelve months.

Lorillard and/or one or more of its subsidiaries file income tax returns in the U.S. federal jurisdiction and various foreign, state and city jurisdictions. Lorillard’s consolidated federal income tax returns for the periods after 2009 are subject to IRS examination, with 2011 currently under examination by the Internal Revenue Service. With few exceptions, Lorillard’s state, local or foreign tax returns are subject to examination by taxing authorities for years after 2008.

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

Weighted-average assumptions used to determine benefit obligations:

	Pension Benefits		Other Postretirement Benefits
	December 31,		December 31,
	2013	2012	2013	2012
Discount rate	4.70%-4.90%	3.90%-4.25%	4.60%-4.70%	3.90%-4.00%
Rate of compensation increase	4.25%	4.25%

Weighted-average assumptions used to determine net periodic benefit cost:

	Pension Benefits			Other Postretirement Benefits
	Year Ended December 31,			Year Ended December 31,
	2013	2012	2011	2013	2012	2011
Discount rate	3.90%-4.25%	4.70%-4.90%	5.40%-5.75%	3.90%-4.00%	4.60%-4.80%	5.25%-5.50%
Expected long-term return on plan assets	7.75%	7.75%	7.50%
Rate of compensation increase	4.25%	4.75%	4.75%

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

Assumed health care cost trend rates for other postretirement benefits:

	Other Postretirement Benefits
	Year Ended December 31,
	2013	2012
Pre-65 health care cost trend rate assumed for next year	8.0%	8.5%
Post-65 health care cost trend rate assumed for next year	6.0%	6.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.5%	4.5%
Year that the rate reaches the ultimate trend rate:
Pre-65	2021	2021
Post-65	2021	2021

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One Percentage Point
	Increase	Decrease
	(In millions)
Effect on postretirement benefit obligations	$15	$12
Effect on total of service and interest cost	2	1

Net periodic pension and other postretirement benefit costs include the following components:

	Pension Benefits			Other Postretirement Benefits
	Year Ended December 31,			Year Ended December 31,
	2013	2012	2011	2013	2012	2011
	(In millions)
Service cost	$26	$24	$18	$6	$5	$4
Interest cost	51	55	56	9	10	10
Expected return on plan assets	(82)	(76)	(73)	—	—	—
Amortization of unrecognized net loss (gain)	21	22	8	1	—	—
Amortization of unrecognized prior service cost	4	4	4	—	(1)	(1)

Net periodic benefit cost	$20	$29	$13	$16	$14	$13

The following provides a reconciliation of benefit obligations, plan assets and funded status of the pension and postretirement plans.

	Pension Benefits		Other Postretirement Benefits
	December 31,		December 31,
	2013	2012	2013	2012
	(In millions)
Change in benefit obligation:
Benefit obligation at January 1	$1,265	$1,183	$230	$212
Service cost	26	24	6	5
Interest cost	51	55	9	10
Plan participants’ contributions	—	—	5	5
Amendments	—	—	—	2
Actuarial (gain) loss	(98)	66	(19)	12
Benefits paid	(65)	(63)	(18)	(18)
Other	—	—	—	2

Benefit obligation at December 31	1,179	1,265	213	230

Change in plan assets:
Fair value of plan assets at January 1	1,078	998	—	—
Actual return on plan assets	90	112	—	—
Employer contributions	31	31	13	13
Plan participants’ contributions	—	—	5	5
Benefits paid from plan assets	(65)	(63)	(18)	(18)

Fair value of plan assets at December 31	1,134	1,078	—	—

Funded status	$(45)	$(187)	$(213)	$(230)

Amounts recognized in the balance sheets consist of:
Noncurrent assets	$55	$—	$—	$—
Current liabilities	—	—	(14)	(14)
Noncurrent liabilities	(100)	(187)	(199)	(216)

Net amount recognized	$(45)	$(187)	$(213)	$(230)

Net actuarial (gain) loss	$(107)	$30	$(19)	$12
Recognized actuarial gain (loss)	(21)	(22)	(1)	—
Prior service cost	—	—	—	2
Recognized prior service cost	(4)	(4)	—	—

Total recognized in other comprehensive (income) loss	$(132)	$4	$(20)	$14

Total recognized net periodic benefit cost and other comprehensive (income) loss	$(112)	$33	$(4)	$28

Information for pension plans with an accumulated benefit obligation in excess of plan assets consisted of the following:

	Pension Benefits
	December 31,
	2013	2012
	(In millions)
Projected benefit obligation	$682	$1,265
Accumulated benefit obligation	615	1,189
Fair value of plan assets	582	1,078

The table below presents the estimated amounts to be recognized from accumulated other comprehensive income into net periodic benefit cost during 2014.

	Pension Benefits	Other Postretirement Benefits
	(In millions)
Amortization of actuarial (gain) loss	$9	$(1)
Amortization of prior service cost	3	—

Total estimated amounts to be recognized	$12	$(1)

Lorillard projects expected future minimum benefit payments as follows.

Expected future benefit payments	Pension Benefits	Other Postretirement Benefit Plans	Less Medicare Drug Subsidy	Net
	(In millions)
2014	$69	$15	$1	$83
2015	71	16	1	86
2016	73	16	1	88
2017	74	16	1	89
2018	76	17	1	92
2019 – 2023	404	83	2	485

	$767	$163	$7	$923

Lorillard expects to contribute $1 million to its pension plans and $15 million to its other postretirement benefit plans in 2014.

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

Based on this LDI framework the asset allocation has two primary components. The first component of the asset allocation is the “hedging portfolio” which uses the Plan’s fixed income portfolio to hedge a portion of the interest rate risk associated with the Plan’s liabilities, thereby reducing the Plan’s expected funded status volatility. The second component is the “growth/equity portfolio” which is designed to enhance portfolio returns. The growth portfolio is broadly diversified across the following asset classes: Global Equities, Long Short

Equities, Absolute Return Hedge Funds, Private Equity (including growth equity, buyouts, and other illiquid assets designed to enhance returns), and Private Real Assets. Alternative investments, including hedge funds, are used judiciously to enhance risk adjusted long-term returns while improving portfolio diversification. Overlay derivatives are used to assist in the rebalancing of the total portfolio to the strategic asset allocation. Derivatives may be used to gain market exposure in an efficient and timely manner. Investment risk is measured and monitored on an ongoing basis through annual liability measurements, periodic asset/liability studies, and quarterly investment portfolio reviews.

The pension plans asset allocations were:

	Asset Allocation as of 12/31/13	Asset Allocation as of 12/31/12
	(%)	(%)
Asset Class
U.S. Equity	9.4	10.6
Global ex U.S. Equity	9.6	8.0
Global ex Emerging Markets Equity	4.7	3.8
Emerging Markets Equity	3.9	3.7
Absolute Return Hedge Funds	16.6	13.9
Equity Hedge Funds	13.6	11.4
Private Equity	4.5	4.7
Private Real Assets	2.9	2.2
Public Real Assets	2.0	2.3
Fixed Income	29.5	37.3
Cash Equivalents	3.3	2.1

Total	100.0	100.0

Fair Value Measurements—The fair value hierarchy has three levels based on the observability of the inputs used to determine fair value. Level 1 refers to fair values determined based on quoted prices in active markets for identical assets. Level 2 refers to fair values estimated using significant other observable inputs. Level 3 includes fair values estimated using significant non-observable inputs. Plan assets using the fair value hierarchy as of December 31, 2013 were as follows:

	Total	Level 1	Level 2	Level 3
	(In millions)
Asset Class:
U.S. Equity:
Securities	$111	$15	$—	$96
Overlay derivatives liabilities	(5)	—	(5)	—
Global ex U.S. Equity	109	—	109	—
Global ex Emerging Markets Equity	53	—	31	22
Emerging Markets Equity:
Securities	28	—	28	—
Overlay derivatives assets	17	—	17	—
Absolute Return Hedge Funds	188	—	58	130
Equity Hedge Funds	155	—	74	81
Private Equity	51	—	—	51
Private Real Assets	33	—	—	33
Public Real Assets	22	—	22	—
Fixed Income:
Securities	346	—	284	62
Overlay derivatives liabilities	(12)	—	(12)	—
Cash Equivalents	38	—	38	—

Total	$1,134	$15	$644	$475

Plan assets using the fair value hierarchy as of December 31, 2012 were as follows:

	Total	Level 1	Level 2	Level 3
	(In millions)
Asset Class:
U.S. Equity:
Securities	$122	$49	$—	$73
Overlay derivatives liabilities	(8)	—	(8)	—
Global ex U.S. Equity:
Securities	93	—	93	—
Overlay derivatives liabilities	(6)	—	(6)	—
Global ex Emerging Markets Equity	41	—	25	16
Emerging Markets Equity:
Securities	43	—	43	—
Overlay derivatives liabilities	(3)	—	(3)	—
Absolute Return Hedge Funds	150	—	40	110
Equity Hedge Funds	123	—	62	61
Private Equity	51	—	—	51
Private Real Assets	24	—	—	24
Public Real Assets	23	—	14	9
Fixed Income:
Securities	375	241	69	65
Overlay derivatives assets	27	—	27	—
Cash Equivalents	23	—	23	—

Total	$1,078	$290	$379	$409

Equity securities are valued primarily using a market approach based on the quoted market prices of identical instruments. Certain equity securities are valued at their net asset value (“NAV”) per share.

Real estate values are based on market based comparable data or at their NAVs.

Fixed income securities are valued primarily using a market approach with inputs based on the quoted market prices of identical instruments and that include broker quotes in a non-active market.

Cash equivalents are held primarily in registered money market funds which are valued at their NAVs calculated using the amortized cost of the securities and have daily liquidity.

Certain of our plan assets, classified in U.S. Equity Securities, Absolute Return Hedge Funds, Equity Hedge Funds, Private Equity, Private Real Assets and Fixed Income Securities, do not have readily determinable market values given the specific investment structures involved and the nature of the underlying investments. For the December 31, 2013 and 2012 plan asset reporting, publicly traded asset pricing was used where possible. For assets without readily determinable values, reported NAVs or their equivalent were provided by the respective investment sponsors or investment manager and subsequently reviewed and approved by management. For those investments reported on a one-quarter lagged basis (primarily Private Equity and Private Real Assets), NAVs or their equivalent are adjusted for subsequent cash flows and significant events.

The following table presents a reconciliation of Level 3 assets held during the year ended December 31, 2013. For the year ended December 31, 2013, there were no significant transfers between levels 1, 2 and 3.

	January 1, 2013 Balance	Realized Gains/ (Losses)	Unrealized Gains/ (Losses)	Purchases	Sales	Net Transfers Into/(Out of) Level 3	December 31, 2013 Balance
US Equity	$73	$(1)	$23	$9	$(8)	$—	$96
Global ex Emerging Markets Equity	16	—	6	—	—	—	22
Absolute Return Hedge Funds	110	2	16	12	(10)	—	130
Equity Hedge Funds	61	—	11	25	(16)	—	81
Private Equity	51	3	5	6	(14)	—	51
Private Real Assets	24	2	4	11	(8)	—	33
Public Real Assets	9	(1)	1	—	(9)	—	—
Fixed Income	65	—	(3)	—	—	—	62

The following table presents a reconciliation of Level 3 assets held during the year ended December 31, 2012. For the year ended December 31, 2012, there were no significant transfers between levels 1, 2 and 3.

	January 1, 2012 Balance	Realized Gains/ (Losses)	Unrealized Gains/ (Losses)	Purchases	Sales	Net Transfers Into/(Out of) Level 3	December 31, 2012 Balance
US Equity	$66	$—	$12	$—	$(5)	$—	$73
Global ex Emerging Markets Equity	—	—	1	15	—	—	16
Absolute Return Hedge Funds	80	2	7	29	(8)	—	110
Equity Hedge Funds	50	—	2	13	(4)	—	61
Private Equity	47	1	5	9	(10)	(1)	51
Private Real Assets	16	1	1	10	(4)	—	24
Public Real Assets	9	—	—	—	—	—	9
Fixed Income	—	—	—	65	—	—	65

Profit Sharing—Lorillard has a Profit Sharing Plan for hourly employees. Lorillard’s contributions under this plan are based on Lorillard’s performance with a maximum contribution of 15% of participants’ earnings. Contributions for 2013, 2012, and 2011 were $11 million, $11 million, and $11 million, respectively.

Savings Plan—Lorillard sponsors an Employees Savings Plan for salaried employees. Lorillard provides a matching contribution of 100% of the first 3% of pay contributed and 50% of the next 2% of pay contributed by employees. Lorillard contributions for 2013, 2012, and 2011 were $5 million, $5 million, and $5 million, respectively.

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

A summary of the stock option and SAR transactions for the Lorillard Plan for 2013, 2012, and 2011 is as follows:

	2013		2012		2011
	Number of Awards	Weighted Average Exercise Price	Number of Awards	Weighted Average Exercise Price	Number of Awards	Weighted Average Exercise Price
Awards outstanding, January 1,	3,434,256	$26.95	4,388,862	$25.94	4,428,339	$23.19
Granted	—	—	—	—	1,026,060	34.37
Exercised	(1,404,674)	24.10	(930,156)	22.28	(1,040,094)	22.65
Forfeited	—	—	(20,631)	23.62	(25,443)	23.72
Expired	—	—	(3,819)	23.53	—	—

Awards outstanding, December 31	2,029,582	28.92	3,434,256	26.95	4,388,862	25.94

Awards exercisable, December 31	1,350,409	27.31	1,760,898	25.05	1,505,325	22.23

Shares available for grant, December 31	4,690,378		4,375,683		4,270,449

The following table summarizes information about stock options and SARs outstanding in connection with the Lorillard Plan at December 31, 2013:

	Awards Outstanding			Awards Vested
Range of exercise prices	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
$6.67 – 11.66	3,000	1.1	$10.84	3,000	$10.84
11.67 – 16.66	31,686	2.1	15.67	31,686	15.67
16.67 – 21.66	144,285	4.4	19.87	144,285	19.87
21.67 – 26.66	728,053	5.7	24.83	525,271	24.51
26.67 – 31.66	419,148	5.4	27.09	318,960	27.09
31.67 – 36.66	280,146	7.2	35.73	143,325	35.46
36.67 – 38.00	423,264	7.2	37.45	183,882	37.45

During the period January 1, 2010 to December 31, 2011, Lorillard awarded non-qualified stock options totaling 1,790,244 shares. During the period January 1, 2006 to December 31, 2009, Lorillard awarded SARs. In accordance with the Lorillard Plan, Lorillard has the ability to settle SARs in shares or cash and has the intention to settle in shares. The SARs balance at December 31, 2013 was 777,172 shares and the non-qualified stock options balance at December 31, 2013 was 1,252,410 shares.

The weighted average remaining contractual term of awards outstanding and vested as of December 31, 2013, was 5.93 years and 5.46 years, respectively. The aggregate intrinsic value of awards outstanding and vested at December 31, 2013 was $44 million and $32 million, respectively. The total intrinsic value of awards exercised during the year ended December 31, 2013 was $31 million.

Lorillard recorded stock-based compensation expense of $2 million, $5 million, and $5 million related to stock options and SARS issued under the Lorillard Plan during 2013, 2012, and 2011 respectively. The related income tax benefits recognized were $1 million, $1 million, and $2 million for 2013, 2012, and 2011, respectively. At December 31, 2013, the compensation cost related to nonvested awards not yet recognized was $1 million, and the weighted average period over which it is expected to be recognized is 1.07 years.

The fair value of granted options and SARs for the Lorillard Plan was estimated at the grant date using the Black-Scholes pricing model with the following assumptions and results:

Year Ended December 31,	2011
Weighted average expected dividend yield	5.8%
Weighted average expected implied volatility	30.0%
Weighted average risk-free interest rate	1.5%
Expected holding period (in years)	5.0
Weighted average fair value of awards	$4.90

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

Restricted Stock Plan—As part of the Lorillard Plan mentioned above, restricted stock units (“RSUs”) may be granted to employees (“Employees”) annually. These RSUs enable the recipients to receive restricted shares of Lorillard’s common stock at the end of a one year performance period. The restricted shares vest at the end of two additional years and convert to unrestricted common stock at the conclusion of the vesting period. RSUs may be granted to Employees on an annual basis. The final award may equal 0-200% of a target based on pre-established Lorillard financial performance measures related to the one year performance period. Performance-based RSUs were issued for the first time on February 17, 2012. The 2012 RSU performance period ended on December 31, 2012 and the RSUs converted to restricted shares on February 17, 2013 based on achievement of the performance measures. Dividend equivalents accrue without compounding on the RSUs and are subject to the same risks of forfeiture as the RSUs.

RSU activity was as follows for the year ended December 31, 2013:

	2013		2012
	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding, January 1,	207,339	$42.36	—	$—
Granted	217,216	41.63	210,891	42.36
Transferred to restricted	(192,672)	42.35	—	—
Forfeited	(12,672)	42.42	(3,552)	42.35

Outstanding, December 31	219,211	41.64	207,339	42.36

The total fair values of performance-based RSUs granted during 2013 and 2012 were $9 million and $9 million, respectively, which were equal to the market value of the underlying Lorillard common stock. The total market value of awards outstanding at the end of 2013 and 2012 were $11 million and $8 million, respectively.

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

The fair value of the restricted shares and RSUs at the date of grant is amortized to expense ratably over the Restriction Period. Lorillard recorded pre-tax expense related to restricted stock for the years ended December 31, 2013, 2012, and 2011 of $16 million, $15 million, and $11 million, respectively. The tax benefits recognized related to this expense for the years ended December 31, 2013, 2012 and 2011 were $5 million, $5 million and $4 million, respectively. The unamortized expense related to restricted stock was $16 million at December 31, 2013, and the weighted average period over which it is expected to be recognized is 1.74 years.

Restricted stock activity was as follows for the years ended December 31, 2013, 2012 and 2011:

	2013		2012		2011
	Number of Awards	Weighted- Average Grant Date Fair Value Per Share	Number of Awards	Weighted- Average Grant Date Fair Value Per Share	Number of Awards	Weighted- Average Grant Date Fair Value Per Share
Balance at January 1,	1,028,844	$28.33	1,310,619	$24.97	758,049	$23.76
Granted	166,125	41.28	156,450	40.97	599,526	26.50
Transferred from RSU	179,280	42.35	—	—	—	—
Vested	(362,100)	26.25	(396,786)	22.27	(24,156)	24.85
Forfeited	(18,837)	31.49	(41,439)	28.01	(22,800)	24.95

Balance at December 31,	993,312	33.72	1,028,844	28.33	1,310,619	24.97

Employee Stock Purchase Plan— On September 1, 2012, the Company established the Lorillard Inc. Employee Stock Purchase Plan (“ESPP”). Under the plan, certain full-time employees, who do not receive annual equity awards under the Lorillard Plan, may purchase shares of Lorillard common stock. The plan provides for two offering periods for purchases: March through August and September through February. At the end of each offering period, employees are able to purchase shares of our common stock at a price equal to 95% of the fair market value of the common stock on the last day of the offering period. The purchases are made through payroll deductions, and an aggregate of up to 1,500,000 shares of Lorillard common stock may be purchased by eligible employees pursuant to the ESPP. Purchases of common stock from the initial offering period were made on February 28, 2013.

18.    Share Repurchase Programs

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

As of January 30, 2013, the Company completed its $500 million share repurchase program that was announced in August 2012 (the “2012 Program”), after repurchasing an additional 2.8 million shares in January 2013 for $109 million at an average purchase price of $39.24. The Company repurchased a total of 12.7 million shares at an average price of $39.38 per share under this program.

On March 12, 2013, Lorillard, Inc. announced that its Board of Directors had approved a new share repurchase program authorizing the Company to repurchase in the aggregate up to $500 million of its outstanding common stock. Purchases by the Company under this program are made from time to time at prevailing market prices in open market purchases, privately negotiated transactions and block purchases or otherwise, as determined by the Company’s management. The repurchases are funded from existing cash balances. On May 21, 2013, the Company announced that the Board of Directors amended the Company’s existing $500 million share repurchase program, authorizing the Company to repurchase an additional $500 million of its outstanding common stock (as amended, the “2013 Program”).

The 2013 Program does not obligate the Company to acquire any particular amount of common stock. The timing, frequency and amount of repurchase activity will depend on a variety of factors such as levels of cash generation from operations, cash requirements for investment in the Company’s business, current stock price, market conditions and other factors. The share repurchase program may be suspended, modified or discontinued at any time and has no set expiration date.

During the year ended December 31, 2013, the Company repurchased approximately 15.2 million shares for $686 million at an average purchase price of $45.14 per share under the 2013 Program.

As of December 31, 2013, total shares repurchased under share repurchase programs authorized by the Board since the separation from Loews in 2008 were as follows:

Program	Amount Authorized	Number of Shares Repurchased
	(In millions)	(In millions)
July 2008 - October 2008	$400	17.6
May 2009 - July 2009	250	11.0
July 2009 - January 2010	750	29.3
February 2010 - May 2010	250	9.8
August 2010 * - August 2011	1,400	45.1
August 2011 - February 2012	750	20.1
August 2012 - January 2013	500	12.7
March 2013 ** -	1,000	15.2

Total	$5,300	160.8

*	As amended on May 19, 2011
**	As amended on May 21, 2013

19.    Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss during the period consisted of the following:

	Defined Benefit Pension Plan Items	Foreign Currency	Total
	(In millions)
Beginning balance, January 1, 2013	$241	$—	$241
Pension and post-retirement plan actuarial gains and prior service cost	(110)	—	(110)
Foreign currency translation adjustments	—	(1)	(1)

Ending balance December 31, 2013	$131	$(1)	$130

Reclassifications out of accumulated other comprehensive loss during the period were as follows:

	Amount Reclassified from Accumulated Other Comprehensive Loss	Affected Line Item in the Consolidated Statements of Income
	(In millions)
Amortization of defined benefit pension and post-retirement items:
Prior service costs	$(4)		(A)
Actuarial loss	(20)		(A)

	(24)	Total before tax
	8	Income tax benefit

Total reclassifications for the period	$(16)	Net of tax

(A)	These accumulated comprehensive loss components are included in the computation of net periodic pension cost (see Note 16, “Retirement Plans,” for additional details), which is included in cost of sales and selling, general and administrative expenses.

20.    Quarterly Financial Data (Unaudited)

(In millions, except per share data)
2013 Quarter Ended	December 31	September 30	June 30	March 31
Net sales	$1,743	$1,827	$1,804	$1,577
Gross profit	659	669	678	713
Net income	281	258	313	328
Net income per share, diluted	$0.76	$0.69	$0.83	$0.86
Basic weighted average number of shares outstanding	366.53	371.01	375.86	378.62
Diluted weighted average number of shares outstanding	367.19	371.77	376.61	379.42

2012 Quarter Ended	December 31	September 30	June 30	March 31
Net sales	$1,704	$1,661	$1,731	$1,526
Gross profit	644	602	612	523
Net income	309	283	284	223
Net income per share, diluted	$0.80	$0.72	$0.72	$0.57
Basic weighted average number of shares outstanding	384.87	390.21	390.53	391.45
Diluted weighted average number of shares outstanding	385.59	391.05	391.44	392.40

21.    Segment Information

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

The Electronic Cigarettes segment consists of the operations of LOEC (d/b/a blu eCigs), Cygnet (t/a SKYCIG) and related entities. LOEC is an electronic cigarette company in the United States, and markets its products under the blu eCigs brand. Lorillard acquired the blu eCigs brand and other assets used in the manufacture, distribution, development, research, marketing, advertising and sale of electronic cigarettes on April 24, 2012. Lorillard acquired certain of the assets and operations or SKYCIG, a United Kingdom based electronic cigarette business on October 1, 2013.

Prior to the acquisition of blu eCigs on April 24, 2012, Lorillard managed its operations on the basis of one operating and reportable segment.

Lorillard maintains its headquarters and manufactures all of its cigarette products at its Greensboro, North Carolina facilities. Substantially all of Lorillard’s sales and fixed assets are in the United States of America. Newport, Kent, True, Maverick, Old Gold, blu eCigs and SKYCIG are the registered trademarks of Lorillard and its subsidiaries. Lorillard sold its major cigarette trademarks outside of the United States in 1977.

(In millions)	Year Ended December 31, 2013
	Cigarettes	Electronic Cigarettes	Consolidating Adjustments	Total Lorillard

Net sales	$6,720	$230	$—	$6,950
Cost of sales	4,071	160	—	4,231

Gross profit	2,649	70	—	2,719
Selling, general and administrative	595	70	—	665

Operating income	$2,054	$—	$—	$2,054

Depreciation and amortization	$44	$6	$—	$50
Total assets	$3,316	$345	$(125)	$3,536
Capital expenditures	$61	$1	—	$62

(In millions)	Year Ended December 31, 2012
	Cigarettes	Electronic Cigarettes	Consolidating Adjustments	Total Lorillard

Net sales	$6,562	$61	$—	$6,623
Cost of sales	4,201	40	—	4,241

Gross profit	2,361	21	—	2,382
Selling, general and administrative	484	20	—	504

Operating income	$1,877	$1	$—	$1,878

Depreciation and amortization	$38	$1	$—	$39
Total assets	$3,313	$208	$(125)	$3,396
Capital expenditures	$74	—	—	$74

22.    Consolidating Financial Information

In June 2009, April 2010, August 2011, August 2012 and May 2013, Lorillard Tobacco, as primary obligor, issued the Notes, which are unconditionally guaranteed in full by the Company for the payment and performance of Lorillard Tobacco’s obligation in connection therewith (see Note 12 for a description of the Notes).

The following sets forth the condensed consolidating balance sheets as of December 31, 2013 and 2012, condensed consolidating statements of income for the years ended December 31, 2013, 2012 and 2011, condensed consolidating statements of comprehensive income for the years ended December 31, 2013, 2012 and 2011 and condensed consolidating statements of cash flows for the years ended December 31, 2013, 2012 and 2011 for the Company as parent guarantor (herein referred to as “Parent”), Lorillard Tobacco (herein referred to as “Issuer”) and all non-guarantor subsidiaries of the Company and Lorillard Tobacco. These condensed consolidating financial statements were prepared in accordance with Rule 3-10 of SEC Regulation S-X, “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered.” Lorillard accounts for investments in these subsidiaries under the equity method of accounting.

Condensed Consolidating Balance Sheets

December 31, 2013

(In millions)

	Parent	Issuer	Non- guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Assets:
Cash and cash equivalents	$341	$1,002	$111	$—	$1,454
Short term investments—available for sale securities	—	157	—	—	157
Accounts receivable, less allowances of $3	—	8	11	—	19
Other receivables (1)	—	24	93	(88)	29
Inventories	—	412	87	—	499
Deferred income taxes	—	549	6	—	555
Other current assets	—	19	4	—	23

Total current assets	341	2,171	312	(88)	2,736
Investment in subsidiaries	—	148	—	(148)	—
Plant and equipment, net	—	315	1	—	316
Long term investments—available for sale securities	—	93	—	—	93
Goodwill	—	—	102	—	102
Intangible assets	—	—	87	—	87
Deferred income taxes	—	48	3	—	51
Other assets	125	151	—	(125)	151

Total assets	$466	$2,926	$505	$(361)	$3,536

Liabilities and Shareholders’ Equity (Deficit):
Accounts and drafts payable	$—	$37	$5	$—	$42
Accrued liabilities (1)	13	434	14	(84)	377
Settlement costs	—	1,224	—	—	1,224
Income taxes	1	11	—	(4)	8

Total current liabilities	14	1,706	19	(88)	1,651
Long-term debt	—	3,560	—	—	3,560
Investment in subsidiaries	2,516	—	—	(2,516)	—
Postretirement pension, medical and life insurance benefits	—	305	—	—	305
Other liabilities	—	44	165	(125)	84

Total liabilities	2,530	5,615	184	(2,729)	5,600

Shareholders’ Equity (Deficit):
Common stock	4	—	—	—	4
Additional paid-in capital	256	130	177	(307)	256
Retained earnings/accumulated (deficit)	(1,438)	(2,688)	143	2,545	(1,438)
Accumulated other comprehensive income (loss)	(130)	(131)	1	130	(130)
Treasury stock	(756)	—	—	—	(756)

Total shareholders’ equity (deficit)	(2,064)	(2,689)	321	2,368	(2,064)

Total liabilities and shareholders’ equity (deficit)	$466	$2,926	$505	$(361)	$3,536

(1)	Includes intercompany royalties between Issuer and non-guarantor subsidiaries of a corresponding amount.

Condensed Consolidating Balance Sheets

December 31, 2012

(In millions)

	Parent	Issuer	Non- guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Assets:
Cash and cash equivalents	$150	$1,471	$99	$—	$1,720
Accounts receivable, less allowances of $3	—	8	10	—	18
Other receivables (1)	1	41	77	(67)	52
Inventories	—	369	41	—	410
Deferred income taxes	—	555	2	—	557
Other current assets	—	12	8	—	20

Total current assets	151	2,456	237	(67)	2,777
Investment in subsidiaries	—	118	—	(118)	—
Plant and equipment, net	—	298	—	—	298
Goodwill	—	—	64	—	64
Intangible assets	—	—	57	—	57
Deferred income taxes	—	45	5	(2)	48
Other assets	125	152	—	(125)	152

Total assets	$276	$3,069	$363	$(312)	$3,396

Liabilities and Shareholders’ Equity (Deficit):
Accounts and drafts payable	$—	$35	$4	$—	$39
Accrued liabilities (1)	14	399	10	(67)	356
Settlement costs	—	1,183	—	—	1,183
Income taxes	—	—	23	—	23

Total current liabilities	14	1,617	37	(67)	1,601
Long-term debt	—	3,111	—	—	3,111
Investment in subsidiaries	2,037	—	—	(2,037)	—
Postretirement pension, medical and life insurance benefits	—	409	—	—	409
Other liabilities	2	39	138	(127)	52

Total liabilities	2,053	5,176	175	(2,231)	5,173

Shareholders’ Equity (Deficit):
Common stock	5	—	—	—	5
Additional paid-in capital	298	92	72	(164)	298
Retained earnings/accumulated (deficit)	2,351	(1,958)	116	1,842	2,351
Accumulated other comprehensive income (loss)	(241)	(241)	—	241	(241)
Treasury stock	(4,190)	—	—	—	(4,190)

Total shareholders’ equity (deficit)	(1,777)	(2,107)	188	1,919	(1,777)

Total liabilities and shareholders’ equity (deficit)	$276	$3,069	$363	$(312)	$3,396

(1)	Includes intercompany royalties between Issuer and non-guarantor subsidiaries of a corresponding amount.

Condensed Consolidating Statements of Income

For the Year Ended December 31, 2013

(In millions)

	Parent	Issuer	Non- guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net sales (including excise taxes of $1,978)	$—	$6,720	$1,333	$(1,103)	$6,950
Cost of sales (including excise taxes of $1,978)	—	4,071	160	—	4,231

Gross profit	—	2,649	1,173	(1,103)	2,719
Selling, general and administrative (1)	2	1,692	74	(1,103)	665

Operating income	(2)	957	1,099	—	2,054
Investment income	6	2	—	(6)	2
Interest expense	—	(172)	(6)	6	(172)

Income before taxes	4	787	1,093	—	1,884
Income taxes	4	295	405	—	704
Equity in earnings of subsidiaries	1,180	690	—	(1,870)	—

Net income	$1,180	$1,182	$688	$(1,870)	$1,180

(1)	Includes intercompany royalties between Issuer and non-guarantor subsidiaries of a corresponding amount.

Condensed Consolidating Statements of Income

For the Year Ended December 31, 2012

(In millions)

	Parent	Issuer	Non- guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net sales (including excise taxes of $1,987)	$—	$6,562	$1,118	$(1,057)	$6,623
Cost of sales (including excise taxes of $1,987)	—	4,201	40	—	4,241

Gross profit	—	2,361	1,078	(1,057)	2,382
Selling, general and administrative (1)	1	1,536	24	(1,057)	504

Operating income	(1)	825	1,054	—	1,878
Investment income	—	3	1	—	4
Interest expense	(1)	(151)	(2)	—	(154)

Income before taxes	(2)	677	1,053	—	1,728
Income taxes	(1)	238	392	—	629
Equity in earnings of subsidiaries	1,100	661	—	(1,761)	—

Net income	$1,099	$1,100	$661	$(1,761)	$1,099

(1)	Includes intercompany royalties between Issuer and non-guarantor subsidiaries of a corresponding amount.

Condensed Consolidating Statements of Income

For the Year Ended December 31, 2011

(In millions)

	Parent	Issuer	Non- guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net sales (including excise taxes of $2,014)	$—	$6,466	$—	$—	$6,466
Cost of sales (including excise taxes of $2,014)	—	4,123	—	—	4,123

Gross profit	—	2,343	—	—	2,343
Selling, general and administrative (1)	—	1,473	(1,022)	—	451

Operating income	—	870	1,022	—	1,892
Investment income	1	1	1	—	3
Interest expense	—	(125)	—	—	(125)

Income before taxes	1	746	1,023	—	1,770
Income taxes	—	290	364	—	654
Equity in earnings of subsidiaries	1,115	659	—	(1,774)	—

Net income	$1,116	$1,115	$659	$(1,774)	$1,116

(1)	Includes intercompany royalties between Issuer and non-guarantor subsidiaries of a corresponding amount.

Condensed Consolidating Statements of Comprehensive Income

For the Year Ended December 31, 2013

(In millions)

	Parent	Issuer	Non- guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net income	$1,180	$1,182	$688	$(1,870)	$1,180

Other comprehensive income, net of tax:
Defined benefit retirement plans gain, net of tax expense of $41	110	110	—	(110)	110
Foreign currency translation adjustments, net of tax benefit of $–	1	—	1	(1)	1

Other comprehensive income	111	110	1	(111)	111

Comprehensive income	$1,291	$1,292	$689	$(1,981)	$1,291

Condensed Consolidating Statements of Comprehensive Income

For the Year Ended December 31, 2012

(In millions)

	Parent	Issuer	Non- guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net income	$1,099	$1,100	$661	$(1,761)	$1,099

Other comprehensive loss, net of tax:
Defined benefit retirement plans loss, net of tax benefit of $(4)	—	(13)	—	—	(13)

Other comprehensive loss	—	(13)	—	—	(13)

Comprehensive income	$1,099	$1,087	$661	$(1,761)	$1,086

Condensed Consolidating Statements of Comprehensive Income

For the Year Ended December 31, 2011

(In millions)

	Parent	Issuer	Non- guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net income	$1,116	$1,115	$659	$(1,774)	$1,116

Other comprehensive loss, net of tax:
Defined benefit retirement plans loss, net of tax benefit of $(64)	—	(119)	—	—	(119)

Other comprehensive loss	—	(119)	—	—	(119)

Comprehensive income	$1,116	$996	$659	$(1,774)	$997

Condensed Consolidating Statements of Cash Flows

For the Year Ended December 31, 2013

(In millions)

	Parent	Issuer	Non- guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net income	$1,180	$1,182	$688	$(1,870)	$1,180
Adjustments to reconcile to net cash provided by operating activities:
Equity income from subsidiaries	(1,180)	(690)	—	1,870	—
Depreciation and amortization	—	44	6	—	50
Pension, health and life insurance contributions	—	(44)	—	—	(44)
Pension, health and life insurance benefits expense	—	36	—	—	36
Deferred income taxes	(1)	(39)	(2)	—	(42)
Share-based compensation	1	17	—	—	18
Excess tax benefits from share-based arrangements	—	(13)	—	—	(13)
Changes in operating assets and liabilities:
Accounts and other receivables	—	(8)	(16)	17	(7)
Inventories	—	(43)	(46)	—	(89)
Accounts payable and accrued liabilities	(1)	37	1	(17)	20
Settlement costs	—	41	—	—	41
Income taxes	2	54	(20)		36
Other current assets	—	(1)	4	—	3
Other assets	—	3	—	—	3
Return on investment in subsidiaries	1,913	661	—	(2,574)	—

Net cash provided by (used in) operating activities	1,914	1,237	615	(2,574)	1,192

Cash flows from investing activities:
Purchases of investments	—	(276)	—	—	(276)
Business acquisition	—	—	(46)	—	(46)
Additions to plant and equipment	—	(61)	(1)	—	(62)
Sales, maturities and calls of investments	—	26	—	—	26
Investment in subsidiary	(105)	—	—	105	—

Net cash provided by (used in) investing activities	(105)	(311)	(47)	105	(358)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	500	—	—	500
Dividends paid	(823)	(1,913)	(661)	2,574	(823)
Shares repurchased	(795)	—	—	—	(795)
Debt issuance costs	—	(4)	—	—	(4)
Contributions from parent	—	—	105	(105)	—
Proceeds from exercise of stock options	—	9	—	—	9
Excess tax benefits from share-based arrangements	—	13	—	—	13

Net cash provided by (used in) financing activities	(1,618)	(1,395)	(556)	2,469	(1,100)
Effect of foreign currency rate changes on cash and cash equivalents	—	—	—	—	—
Change in cash and cash equivalents	191	(469)	12	—	(266)
Cash and cash equivalents, beginning of year	150	1,471	99	—	1,720

Cash and cash equivalents, end of year	$341	$1,002	$111	$—	$1,454

Condensed Consolidating Statements of Cash Flows

For the Year Ended December 31, 2012

(In millions)

	Parent	Issuer	Non- guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net income	$1,099	$1,100	$661	$(1,761)	$1,099
Adjustments to reconcile to net cash provided by operating activities:
Equity income from subsidiaries	(1,100)	(661)	—	1,761	—
Depreciation and amortization	—	38	1	—	39
Pension, health and life insurance contributions	—	(43)	—	—	(43)
Pension, health and life insurance benefits expense	—	44	—	—	44
Deferred income taxes	1	(10)	(2)	—	(11)
Share-based compensation	1	19	—	—	20
Excess tax benefits from share-based arrangements	—	(11)	—	—	(11)
Changes in operating assets and liabilities:
Accounts and other receivables	—	877	(10)	(875)	(8)
Inventories	—	(92)	(26)	—	(118)
Accounts payable and accrued liabilities	—	50	(861)	875	64
Settlement costs	—	32	—	—	32
Income taxes	(1)	43	17		59
Other current assets	—	13	(8)	—	5
Other assets	—	(1)	—	—	(1)
Return on investment in subsidiaries	1,495	550	—	(2,045)	—

Net cash provided by (used in) operating activities	1,495	1,948	(228)	(2,045)	1,170

Cash flows from investing activities:
Business acquisition, net of cash acquired (1)	(125)	—	(135)	125	(135)
Additions to plant and equipment	—	(74)	—	—	(74)
Investment in subsidiary	(70)	—	—	70	—

Net cash provided by (used in) investing activities	(195)	(74)	(135)	195	(209)

Cash flows from financing activities:
Shares repurchased	(578)	—	—	—	(578)
Proceeds from issuance of long-term debt	—	500	125	(125)	500
Dividends paid	(807)	(1,495)	(550)	2,045	(807)
Debt issuance costs	—	(5)	—	—	(5)
Contributions from parent	—	—	70	(70)	—
Proceeds from exercise of stock options	—	5	—	—	5
Excess tax benefits from share-based arrangements	—	10	—	—	10

Net cash provided by (used in) financing activities	(1,385)	(985)	(355)	1,850	(875)

Change in cash and cash equivalents	(85)	889	(718)	—	86
Cash and cash equivalents, beginning of year	235	582	817	—	1,634

Cash and cash equivalents, end of year	$150	$1,471	$99	$—	$1,720

(1)	$125 million reflected as cash flows used by Parent consists of a loan from Parent to a Non-guarantor Subsidiary.

Condensed Consolidating Statements of Cash Flows

For the Year Ended December 31, 2011

(In millions)

	Parent	Issuer	Non- guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net income	$1,116	$1,115	$659	$(1,774)	$1,116
Adjustments to reconcile to net cash provided by operating activities:
Equity income from subsidiaries	(1,115)	(659)	—	1,774	—
Depreciation and amortization	—	37	—	—	37
Pension, health and life insurance contributions	—	(42)	—	—	(42)
Pension, health and life insurance benefits expense	—	28	—	—	28
Deferred income taxes	—	(16)	1	—	(15)
Share-based compensation	—	16	—	—	16
Excess tax benefits from share-based arrangements	—	(4)	—	—	(4)
Changes in operating assets and liabilities:
Accounts and other receivables	(1)	(873)	(2)	877	1
Accounts payable and accrued liabilities	12	(37)	869	(877)	(33)
Settlement costs	—	91	—	—	91
Income taxes	—	(2)	(4)		(6)
Other current assets	—	(10)	—	—	(10)
Other assets	—	(170)	(213)	387	4
Return on investment in subsidiaries	1,730	1,212	—	(2,942)	—

Net cash provided by (used in) operating activities	1,742	686	1,310	(2,555)	1,183

Cash flows from investing activities:
Additions to plant and equipment	—	(56)	—	—	(56)
Return of capital	252	—	—	(252)	—

Net cash provided by (used in) investing activities	252	(56)	—	(252)	(56)

Cash flows from financing activities:
Shares repurchased	(1,586)	—	—	—	(1,586)
Proceeds from issuance of long-term debt	387	750	—	(387)	750
Dividends paid	(723)	(1,982)	(1,212)	3,194	(723)
Debt issuance costs	—	(9)	—	—	(9)
Proceeds from exercise of stock options	—	8	—	—	8
Excess tax benefits from share-based arrangements	—	4	—	—	4

Net cash provided by (used in) financing activities	(1,922)	(1,229)	(1,212)	2,807	(1,556)

Change in cash and cash equivalents	72	(599)	98	—	(429)
Cash and cash equivalents, beginning of year	163	1,181	719	—	2,063

Cash and cash equivalents, end of year	$235	$582	$817	$—	$1,634

23.    Legal Proceedings

Overview

As of February 14, 2014, 7,753 product liability cases are pending against cigarette manufacturers in the United States. Lorillard Tobacco is a defendant in 6,832 of these cases. Lorillard, Inc. is a co-defendant in 655 pending cases. A total of 4,197 of these lawsuits are Engle Progeny Cases, described below. In addition to the product liability cases, Lorillard Tobacco and, in some instances, Lorillard, Inc., are defendants in Filter Cases and Tobacco-Related Antitrust Cases.

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

Type of Case	Total Number of Cases Pending against Lorillard as of February 14, 2014
Conventional Product Liability Cases	23
Engle Progeny Cases	4,197
West Virginia Individual Personal Injury Cases	38
Flight Attendant Cases	2,572
Class Action Cases	1
Reimbursement Cases	1
Filter Cases	62
Tobacco-Related Antitrust Cases	1

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

Engle Progeny Cases. Engle Progeny Cases are brought by individuals who purport to be members of the decertified Engle class. These cases are pending in a number of Florida courts. Lorillard Tobacco is a defendant in each of the Engle Progeny Cases listed in the above table and Lorillard, Inc. is a co-defendant in 651 Engle Progeny Cases. The time period for filing Engle Progeny Cases expired in January 2008 and no additional cases may be filed. Some of the Engle Progeny Cases were filed on behalf of multiple class members. Some of the courts hearing the cases filed by multiple class members have severed these suits into separate individual cases. It is possible the remaining suits filed by multiple class members may also be severed into separate individual cases.

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

Class Action Cases. Class Action Cases are purported to be brought on behalf of large numbers of individuals for damages allegedly caused by smoking. Lorillard Tobacco but not Lorillard, Inc. is a defendant in the Class Action Case listed in the above table. Neither Lorillard Tobacco nor Lorillard, Inc. is a defendant in additional Class Action Cases that are pending against other cigarette manufacturers, including approximately 19 “lights” Class Action Cases and two Class Action Cases that seek court- supervised medical monitoring programs.

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

Filter Cases. Filter Cases are brought by individuals, including former employees of a predecessor of Lorillard Tobacco, who seek damages resulting from their alleged exposure to asbestos fibers that were incorporated into filter material used in one brand of cigarettes manufactured by Lorillard for a limited period of time ending more than 50 years ago. Lorillard Tobacco is a defendant in 61 of the 62 Filter Cases listed in the above table. Lorillard, Inc. is a co-defendant in one of the 61 Filter Cases that are pending against Lorillard Tobacco. Lorillard, Inc. is also a defendant in one additional Filter Case in which Lorillard Tobacco is not a defendant.

Tobacco-Related Antitrust Cases. In 2000 and 2001, a number of cases were brought against cigarette manufacturers, including Lorillard Tobacco, alleging that defendants conspired to set the price of cigarettes in violation of federal and state antitrust and unfair business practices statutes. Plaintiffs sought class certification on behalf of persons who purchased cigarettes directly or indirectly from one or more of the defendant cigarette manufacturers. Lorillard Tobacco is a defendant in one Tobacco-Related Antitrust Case as set forth in the table above. Lorillard, Inc. is not a defendant in this case. All of the other cases have been either successfully defended or voluntarily dismissed.

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

Lorillard records provisions in the consolidated financial statements for pending litigation when it determines that it is probable that a loss has been incurred and the amount of loss can be reasonably estimated. Except for the impact of the State Settlement Agreements, the U.S. Government Case and certain Engle Progeny Cases as described below, while it is reasonably possible that a loss has been incurred, (i) management has concluded that it is not probable that a loss has been incurred in any material pending litigation against Lorillard, (ii) management is unable to estimate the possible loss or range of loss that could result from an unfavorable outcome in any material pending litigation due to the many variables, uncertainties and complexities described above, and (iii) accordingly, management has not provided any amounts in the consolidated financial statements for possible losses related to material pending litigation. It is possible that Lorillard’s results of operations or cash flows in a particular quarterly or annual period or its financial position could be materially adversely affected by an unfavorable outcome or settlement of certain pending or future litigation or an inability to secure bonds where required to stay the execution of judgments on appeal.

Tobacco-Related Product Liability Litigation

Conventional Product Liability Cases

Since January 1, 2010, verdicts have been returned in eleven Conventional Product Liability Cases against cigarette manufacturers. Lorillard Tobacco was the only defendant in one of these eleven trials, Evans v. Lorillard Tobacco Company (Superior Court, Suffolk County, Massachusetts). In December 2010, the jury in Evans awarded $50 million in compensatory damages to the estate of a deceased smoker, $21 million in damages to the deceased smoker’s son, and $81 million in punitive damages. In September 2011, the court granted in part Lorillard Tobacco’s motion to reduce the jury’s damages awards. In December 2011, the court entered a final judgment that awarded $35 million in compensatory damages, $81 million in punitive damages, approximately $2.6 million in attorneys’ fees and costs, and interest on the damages awards at the rate of 12% per year from the date the case was filed in 2004. On June 11, 2013, the Massachusetts Supreme Judicial Court affirmed the compensatory damages award but remanded the case to the trial court for a new trial on the issue of punitive damages, finding that the jury was inadequately instructed regarding the application of various theories of negligence. Lorillard Tobacco filed a petition for rehearing, which was denied on July 26, 2013. In September 2013, plaintiff filed a motion seeking immediate entry of judgment on the compensatory damages award. At a status conference on September 17, 2013, the trial judge rejected defendant’s proposed procedures for retrial of plaintiff’s claims. Consequently, Lorillard Tobacco has incurred a charge of $79 million, including $35 million for compensatory damages plus statutory interest of 12% per year since June 28, 2004. This charge was reflected in selling, general and administrative expense for the third quarter 2013. This amount was paid in October 2013, and the case has been dismissed in its entirety and is now concluded.

Neither Lorillard Tobacco nor Lorillard, Inc. was a defendant in the ten other trials since January 1, 2010. Juries found in favor of the plaintiffs and awarded compensatory damages in four of these trials and also awarded $4.0 million in punitive damages in one of these trials. Defendants appealed the verdicts in three of these trials. The verdict in the first case was affirmed on appeal in July 2013; judgment has since been satisfied and this case is concluded. As of February 14, 2014 the appeal in the second case remains pending. In September 2013, an agreement was reached between the parties in the third case and no further appellate review will be taken. Satisfaction of judgment has been filed and this case is concluded. An appeal is pending in the fourth case. The plaintiff in another case was awarded $25 million in punitive damages in a retrial ordered by an appellate court in which the jury was permitted to consider only the amount of punitive damages to award. Defendant’s appeal of the judgment in this case remains pending. Juries found in favor of the defendants in the five other trials. Three of these five cases have concluded. Plaintiffs in two of the cases did not pursue appeals. Plaintiff in the third case noticed an appeal, which was affirmed in February 2013, and then did not seek any further review. In December 2012, the Court granted a post-trial motion for a new trial filed by the plaintiff in the fourth case, however, the defendant’s motion for reconsideration was granted by the Court, and a new order was entered which denied plaintiff’s motion for a new trial. The plaintiff filed a petition for review of this decision with the Alaska Supreme Court, which was denied in April 2013. Plaintiff’s appeal of the order denying the motion for a new trial remains pending. The plaintiff in the fifth case filed a motion for a new trial, which was denied in August 2013. This case is currently on appeal.

In rulings addressing cases tried in earlier years, some appellate courts have reversed verdicts returned in favor of the plaintiffs in whole or in part, while other judgments that awarded damages to smokers have been affirmed on appeal. Manufacturers have exhausted their appeals and have been required to pay damages to plaintiffs in fifteen individual cases since 2001. Punitive damages were paid to the smokers in six of these cases. Neither Lorillard Tobacco nor Lorillard, Inc. was a party to any of these matters.

As of February 14, 2014, there were six cases scheduled for trial in 2014. As of February 14, 2014, Lorillard Tobacco is a defendant in one of these cases. Lorillard, Inc. is not a defendant in any of these cases. Trial dates are subject to change.

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

Engle Progeny Cases are pending in various Florida state and federal courts. Some of the Engle Progeny Cases were filed on behalf of multiple plaintiffs. Various courts have entered orders severing the cases filed by multiple plaintiffs into separate actions. In 2009, one Florida federal court entered orders that severed the claims of approximately 4,400 Engle Progeny plaintiffs, initially asserted in a small number of multi-plaintiff actions, into separate lawsuits. In some cases, spouses or children of alleged former class members have also brought derivative claims. In 2011, approximately 500 cases that were among the 4,400 cases severed into separate lawsuits in 2009, filed by family members of alleged former class members, were combined with the cases filed by the smoker from which the family members’ claims purportedly derived. On August 1, 2013, Judge William G. Young of the District of Massachusetts took over responsibility for the Engle cases in the Middle District of Florida, Jacksonville Division. Judge Young issued an order that day that called for three groups of cases to be prepared for trial on the following schedule: approximately 50 cases to be made trial ready by January 2, 2014, approximately 107 cases to be made trial ready by May 2014, and approximately 120 cases to be made trial ready by September 2, 2014. Since the issuance of this order, 45 of the cases to be prepared for trial have been dismissed in their entirety, and Lorillard Tobacco has been dismissed from an additional three cases involving other defendants. These cases have either been voluntarily dismissed or resolved. On January 17, 2014, Judge Young issued an order calling for an additional three groups of cases to be prepared for trial on the following schedule: approximately 200 cases to be made trial ready by January 2, 2015, approximately 150 cases to be made trial ready by April 1, 2015, and approximately 150 cases to be made trial ready by July 1, 2015.

Since January 2010 and through February 14, 2014, the United States District Court for the Middle District of Florida has dismissed a total of approximately 3,309 cases. In some instances, the plaintiffs whose cases were dismissed also were pursuing cases pending in other courts. In other instances, the attorneys who represented the plaintiffs asked the court to enter dismissal orders because they were no longer able to contact their clients. In January 2013, the Court granted a motion by defendants and dismissed approximately 520 cases in which the plaintiffs were deceased at the time their personal injury lawsuits were filed. Plaintiffs appealed the dismissal of these 520 cases to the United States Court of Appeal for the Eleventh Circuit, and as of February 14, 2014, this appeal remains pending. In June 2013, the Court dismissed an additional approximately 440 cases for a variety of reasons. Plaintiffs have appealed the dismissal of approximately 70 of these cases, in which the plaintiffs were deceased at the time their personal injury lawsuits were filed or where the cases were barred by the statute of limitations. The Court granted plaintiffs’ motion to consolidate the appeals from the January and June orders dismissing these groups of federal cases. Other courts, including state courts, have entered orders dismissing additional cases.

Various intermediate state and federal Florida appellate courts have issued rulings that address the scope of the preclusive effect of the findings from the first phase of the Engle trial, including whether those findings relieve plaintiffs from the burden of proving certain legal elements of their claims. The Florida Supreme Court granted review in the Douglas case, in which a verdict awarding compensatory damages to the plaintiff was affirmed by an intermediate state Florida appellate court, to address the issue of whether a tobacco manufacturer’s due process rights are violated by reliance upon the Engle Phase I findings. On March 14, 2013, the Florida Supreme Court ruled that application of the Engle Phase I findings to establish certain elements of plaintiffs’ claims is not a violation of the Engle defendants’ due process rights. In order to prevail on either strict liability or negligence claims, the Court found that an Engle plaintiff must establish (i) membership in the Engle class; (ii) that addiction to smoking the Engle defendants’ cigarettes containing nicotine was a legal cause of the injuries the plaintiff alleged; and (iii) damages. On August 12, 2013, defendants filed a petition with the United States Supreme Court seeking review of the Florida Supreme Court’s decision. This petition for review was denied on October 7, 2013. The due process issue was also on appeal in the United States Court of Appeals for the Eleventh Circuit in two cases that had been consolidated for appeal: Duke and Walker. On September 6, 2013, the United States Court of Appeals for the Eleventh Circuit affirmed the verdicts in these cases, holding that the judgment of the Florida Supreme Court in Douglas should be given full faith and credit, and that deference to the decision in Douglas did not violate the due process rights of the defendant. The defendant filed a petition for rehearing of the decision in Duke and Walker with the United States Court of Appeals for the Eleventh Circuit in October 2013. On October 31, 2013, the United States Court of Appeals for the Eleventh Circuit vacated and reconsidered its original opinion. The Court entered a new opinion that is substantively similar to the original opinion. On November 7, 2013, the Court denied defendant’s petition for rehearing. On November 13, 2013, the defendant filed a second petition, seeking review of the October 31, 2013 opinion. On January 6, 2014, the Court denied this petition.

Various courts, including appellate courts, have issued rulings that have addressed the conduct of the cases prior to trial. One intermediate state appellate court ruled in 2011 that plaintiffs are permitted to assert a claim against a cigarette manufacturer even if the smoker did not smoke a brand sold by that manufacturer. Defendants’ petition for review of this decision by the Florida Supreme Court was denied in August 2012. In March 2012, another intermediate state appellate court agreed with the 2011 ruling and reversed dismissals in a group of cases. In June and July 2013, the Florida Supreme Court denied defendants’ petitions for review of the intermediate appellate court’s decision in these cases. These rulings may limit the ability of the defendants, including Lorillard Tobacco and Lorillard, Inc., to be dismissed from cases in which smokers did not use a cigarette manufactured by Lorillard Tobacco. In October 2012, the Florida First District Court of Appeal affirmed the judgment awarding compensatory damages in one case, however the appeals court certified to the Florida Supreme Court the question of whether Engle class members may pursue an award of punitive damages based on claims of negligence or strict liability. As of February 14, 2014, the Florida Supreme Court had not announced whether it would grant review of this case. In June 2013, the Florida Supreme Court reversed an intermediate state appellate court and held that a plaintiff’s representative may continue to litigate an existing lawsuit after the original plaintiff has died. As of February 14, 2014, no petition seeking further review of this decision has been filed. In December 2013, the Florida First District Court of Appeal affirmed the summary judgments in favor of the defendants regarding three plaintiffs who had opted out of the Engle class and subsequently reapplied for admission. The Court held that the Florida Supreme Court’s decision in Engle did not provide any basis for the readmission of a former class member in the event that they had timely opted out of the class and did not initiate an individual action until after the statute of limitations had run. Lorillard Tobacco was a defendant in two of these cases.

In connection with the Engle Progeny Cases, Lorillard and various other tobacco manufacturing defendants face various other legal issues that could materially affect the outcome of the Engle cases. These legal issues include, but are not limited to, the application of the statute of limitations and statute of repose, the constitutionality of a cap on the amount of a bond necessary to obtain an automatic stay of a post-trial judgment, whether a judgment based on a claim of intentional conduct should be reduced by a jury’s findings of comparative fault, and whether damages can be awarded jointly and severally. Various intermediate Florida appellate courts and Florida Federal Courts have issued rulings on these issues.

Lorillard Tobacco and Lorillard, Inc. are defendants in Engle Progeny Cases that have been placed on courts’ 2014 and 2015 trial calendars or in which specific trial dates have been set. Trial schedules are subject to change and it is not possible to predict how many of the cases pending against Lorillard Tobacco or Lorillard, Inc. will be tried in 2014. It also is not possible to predict whether some courts will implement procedures that consolidate multiple Engle Progeny Cases for trial.

As of February 14, 2014, trial was not underway in any Engle Progeny Cases in which Lorillard Tobacco is a defendant.

As of February 14, 2014, verdicts had been returned in sixteen Engle Progeny Cases in which Lorillard Tobacco was a defendant. Lorillard, Inc. was a defendant in one of these sixteen cases at the time of verdict. Juries awarded compensatory damages to the plaintiffs in eleven of these cases. In three of the eleven cases in which juries awarded compensatory damages, plaintiffs were awarded punitive damages from Lorillard Tobacco. In another case, the court entered an order following trial that awarded plaintiff compensatory damages. Lorillard has accrued $21.9 million as of December 31, 2013 for three Engle Progeny Cases, Sury, Tullo and Mrozek, which is recorded as a charge to selling, general and administrative expenses in 2013. The sixteen cases in which Lorillard Tobacco was a defendant are listed below in the order in which the verdicts were returned:

•

In Rohr v. R.J. Reynolds Tobacco Company, et al. (Circuit Court, Seventeenth Judicial Circuit, Broward County, Florida), a jury returned a verdict in favor of the defendants, including Lorillard Tobacco, in October 2010. Plaintiff in Rohr did not pursue an appeal and the case is concluded.

•

In Mrozek v. Lorillard Tobacco Company (Circuit Court, Fourth Judicial Circuit, Duval County, Florida), the jury awarded plaintiff a total of $6 million in compensatory damages and $11.3 million in punitive damages, in March 2011. The jury apportioned 35% of the fault for the smoker’s injuries to the smoker and 65% to Lorillard Tobacco. The final judgment entered by the trial court reflected the jury’s verdict and awarded plaintiff $3,900,588 in compensatory damages and $11,300,000 in punitive damages plus 6% annual interest. A motion filed by Lorillard Tobacco to disqualify the trial judge based on comments he made in another Engle Progeny trial was denied in July 2012 and a petition filed by Lorillard Tobacco requesting that the Florida First District Court of Appeal review that decision was denied in January 2013. In December 2012, the Florida First District Court of Appeal affirmed the final judgment awarding compensatory and punitive damages and Lorillard Tobacco’s motion for rehearing of the appellate court opinion was denied in February 2013. In March 2013, Lorillard Tobacco filed a notice with the Florida Supreme Court seeking review of the appellate court decision. In April 2013, the Florida Supreme Court ordered Lorillard Tobacco to show cause why the Florida Supreme Court’s decision in Douglas, which addressed the application of the Engle Phase I findings, is not controlling in this case. Lorillard Tobacco filed a response to this order in May 2013. On February 14, 2014, the Florida Supreme Court declined to grant review of this case. The Florida First District Court of Appeal provisionally granted plaintiff’s motion for appellate attorneys’ fees, ruling that the trial court is authorized to award appellate fees if the trial court determines entitlement to attorneys’ fees. In June 2013, the trial court granted plaintiff’s motion for entitlement to trial court attorneys’ costs and fees and also determined that plaintiff was entitled to intermediate appellate court attorneys’ fees. As of February 14, 2014, the trial court had not determined the amount of trial court or intermediate appellate court fees to award. On November 18, 2013, plaintiff filed a motion with the Florida Supreme Court seeking attorneys’ fees in connection with the appeal to the Florida Supreme Court. On February 14, 2014, the Florida Supreme Court provisionally granted plaintiff’s motion for attorney fees for $2,500, subject to the trial court’s determination.

•

In Tullo v. R.J. Reynolds, et al. (Circuit Court, Fifteenth Judicial Circuit, Palm Beach County, Florida), the jury awarded plaintiff a total of $4.5 million in compensatory damages, in April 2011. The jury assessed 45% of the fault to the smoker, 5% to Lorillard Tobacco and 50% to other defendants. The jury did not award punitive damages to the plaintiff. The court entered a final judgment that awarded plaintiff $225,000 in compensatory damages from Lorillard Tobacco plus 6% annual interest. Defendants noticed an appeal from the final judgment to the Florida Fourth District Court of Appeal. In August 2013, the Florida Fourth District Court of Appeal affirmed the final judgment. Defendants filed a notice with the Florida Supreme Court seeking review of the appellate court decision. As of February 14, 2014, the Florida Supreme Court had not announced whether it would grant review. The Florida Fourth District Court of Appeal provisionally granted plaintiff’s motion for appellate attorneys’ fees, ruling that the trial court is authorized to award appellate fees if the trial court determines entitlement to attorneys’ fees. As of February 14, 2014, the trial court had not determined the amount of trial court or appellate fees to award.

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

•

In Jewett v. R.J. Reynolds Tobacco Co., et al. (Circuit Court, Fourth Judicial Circuit, Duval County, Florida), the jury awarded the estate of the decedent $692,981 in compensatory damages and awarded the plaintiff $400,000 for loss of companionship in May 2011. The jury assessed 70% of the responsibility for the decedent’s injuries to the decedent, 20% to R.J. Reynolds and 10% to Lorillard Tobacco. The jury returned a verdict for the defendants regarding whether punitive damages were warranted. The final judgment entered by the trial court reflected the jury’s verdict and awarded plaintiff a total of $109,298 from Lorillard Tobacco plus 6% annual interest. In June 2012, an agreement was reached between the parties as to the amount of trial court costs and attorneys’ fees incurred, should the judgment be upheld on appeal, and plaintiff’s motion for costs and attorneys’ fees was withdrawn. In November 2012, the Florida First District Court of Appeal reversed the judgment awarding compensatory damages and ordered the case returned to the trial court for a new trial. In January 2013, the appellate court denied a motion filed by the plaintiff for rehearing of the decision reversing the judgment. Both the plaintiff and defendants have filed notices with the Florida Supreme Court seeking review of the appellate court decision. On February 14, 2014, the Florida Supreme Court declined to grant review of this case.

•

In Weingart v. R.J. Reynolds Tobacco Company, et al. (Circuit Court, Fifteenth Judicial Circuit, Palm Beach County, Florida), in July 2011, the jury determined that the decedent did not sustain any compensatory damages from the defendants, including Lorillard Tobacco, and it returned a verdict for the defendants that punitive damages were not warranted. The jury assessed 91% of the fault for the decedent’s injuries to the decedent, 3% to Lorillard Tobacco and 3% to each of the other two defendants. Following trial, the court granted in part a motion filed by the plaintiff to award damages and it awarded plaintiff $150,000 in compensatory damages. The court entered a final judgment that applied the jury’s comparative fault determinations to the court’s award of compensatory damages. The final judgment awarded plaintiff $4,500 from Lorillard Tobacco. Defendants noticed an appeal to the Florida Fourth District Court of Appeal from the order that awarded compensatory damages to the plaintiff and amended their notice of appeal to address the final judgment. On February 13, 2013, the Florida Fourth District Court of Appeal affirmed the final judgment awarding compensatory damages. Defendants filed a notice with the Florida Supreme Court seeking review of this decision. In March 2012, the trial court entered a judgment against the defendants for costs with Lorillard Tobacco’s share amounting to $43,081 plus 4.75% annual interest. Defendants noticed an appeal from this costs judgment. In June 2013, all defendants satisfied both the final judgment awarding compensatory damages and the costs judgment, with Lorillard Tobacco’s share amounting to approximately $50,000. Defendants’ petition for Florida Supreme Court review and the appeal from the costs judgment have been dismissed. This case is now concluded.

•

In Sury v. R.J. Reynolds Tobacco Company, et al. (Circuit Court, Fourth Judicial Circuit, Duval County, Florida), in November 2011, the jury awarded plaintiff $1,000,000 in compensatory damages and assessed 60% of the responsibility for the decedent’s injuries to the decedent, 20% to Lorillard Tobacco and 20% to R.J. Reynolds. The jury returned a verdict for the defendants regarding whether punitive damages were warranted. In March 2012, the court entered a final judgment against defendants in the amount of $1,000,000, jointly and severally, plus 4.75% annual interest, declining to apply the jury’s comparative fault findings to causes of action alleging intentional conduct. On June 24, 2013, the Florida First District Court of Appeal affirmed the final judgment. Lorillard Tobacco’s motion for rehearing of this decision with the Florida First District Court of Appeal was denied in August 2013. The Florida Supreme Court declined review of the intermediate appellate court decision in January 2014. In December 2012, Lorillard Tobacco reached an agreement with the plaintiff to resolve the trial costs and fees, conditioned on the judgment being upheld on appeal. In June 2013, the First District Court of Appeal determined that plaintiff was entitled to attorneys’ fees in connection with the appeal to the First District Court of Appeal and directed the trial court to determine the amount. As of February 14, 2014, the trial court had not determined the amount. In October 2013, the plaintiff filed a motion with the Florida Supreme Court seeking attorneys’ fees in connection with the appeal to the Florida Supreme Court. The Florida Supreme Court granted the motion and awarded plaintiff $2,500 in fees.

•

In Alexander v. Lorillard Tobacco Company, et al. (Circuit Court, Eleventh Judicial Circuit, Miami-Dade County, Florida), the jury awarded plaintiff $20,000,000 in compensatory damages and $25,000,000 in punitive damages in February and March 2012. Lorillard Tobacco is the only defendant in this case. The jury apportioned 20% of the fault for the smoker’s injuries to the smoker and 80% to Lorillard Tobacco. In March 2012, the court entered a final judgment that applied the jury’s comparative fault determination to the court’s award of compensatory damages, awarding the plaintiff $16,000,000 in compensatory damages and $25,000,000 in punitive damages from Lorillard Tobacco. In May 2012, the court granted a motion by Lorillard Tobacco to lower the amount of compensatory damages and reduced the amount awarded to $10,000,000 from Lorillard Tobacco. Other post-trial motions challenging the verdict were denied. The court entered an amended final judgment that applied the jury’s comparative fault determination to the court’s award of compensatory damages, awarding the plaintiff $8,000,000 in compensatory damages and $25,000,000 in punitive damages, plus the statutory rate of interest, which is currently 4.75%. Lorillard Tobacco noticed an appeal from the amended final judgment to the Florida Third District Court of Appeal. On September 4, 2013, the Florida Third District Court of Appeal affirmed the amended final judgment. Lorillard Tobacco’s motion for rehearing of this decision with the Florida Third District Court of Appeal was denied in October 2013. On November 27, 2013, Lorillard Tobacco filed a petition with the Florida Supreme Court seeking review of the intermediate appellate court decision. As of February 14, 2014, the Florida Supreme Court had not announced whether it would grant review of this case. In September 2012, an agreement was reached between the parties as to the amount of trial costs and attorneys’ fees incurred, should the judgment be upheld on appeal. On January 3, 2014, the plaintiff filed a motion with the Florida Supreme Court seeking appellate attorneys’ fees in connection with the appeal to the Florida Supreme Court. As of February 14, 2014, the Florida Supreme Court had not ruled on this motion. In September 2013, the Florida Third District Court of Appeal determined that plaintiff was entitled to intermediate appellate court attorneys’ fees in connection with the appeal to the Florida Third District Court of Appeal and directed the trial court to determine the amount. As of February 14, 2014, the trial court had not determined the amount of such attorneys’ fees to award.

•

In Calloway v. R.J. Reynolds Tobacco Company, et al. (Circuit Court, Seventeenth Judicial Circuit, Broward County, Florida), the jury awarded plaintiff and a daughter of the decedent a total of $20,500,000 in compensatory damages in May 2012. The jury apportioned 20.5% of the fault for the smoker’s injuries to the smoker, 27% to R.J. Reynolds, 25% to Philip Morris, 18% to Lorillard Tobacco, and 9.5% to Liggett. The jury awarded $12,600,000 in punitive damages from Lorillard Tobacco and $42,250,000 from the other defendants, for a total punitive damages award of $54,850,000. In August 2012, the court granted a post-trial motion by the defendants and lowered the compensatory damages award to $16,100,000. The court also ruled that the jury’s finding on the plaintiff’s percentage of comparative fault would not be applied to reduce the compensatory damage award because the jury found in favor of the plaintiff on her claims alleging intentional conduct. In August 2012, the court entered final judgment against defendants in the amount of $16,100,000 in compensatory damages, jointly and severally, and $54,850,000 ($12,600,000 from Lorillard Tobacco) in punitive damages, plus the statutory rate of interest. The final judgment also granted plaintiff’s application for trial court costs and attorneys’ fees, but as of February 14, 2014, the trial court had not awarded an amount. Defendants have noticed an appeal from the final judgment to the Florida Fourth District Court of Appeal.

•

In Evers v. R.J. Reynolds Tobacco Company, et al. (Circuit Court, Thirteenth Judicial Circuit, Hillsborough County, Florida), the jury awarded plaintiff and the estate of the decedent a total of $3,230,000 in compensatory damages in February 2013. The jury apportioned 31% of the fault for the smoker’s injuries to the smoker, 60% to R.J. Reynolds and 9% to Lorillard Tobacco. The jury found that punitive damages against Lorillard Tobacco were not warranted and awarded $12,362,042 in punitive damages from R.J. Reynolds Tobacco Company. The Court granted a post-trial motion by R.J. Reynolds for a directed verdict on punitive damages and, as a result, the jury’s punitive damages award was set aside. The Court denied a motion filed by the plaintiff to reconsider the directed verdict. At a post-trial hearing, the plaintiff waived entitlement to the jury’s loss of services award which amounted to $280,000 of the total compensatory damages award. In May, 2013, the court entered a final judgment that applied the jury’s comparative fault determinations and awarded plaintiff and the estate of the decedent $2,035,500 in compensatory damages ($256,500 from Lorillard Tobacco), plus the statutory rate of interest. Plaintiff and defendants have both appealed the final judgment to the Florida Second District Court of Appeal. Plaintiff also filed a motion for entitlement to trial attorneys’ fees and costs. As of February 14, 2014, the trial court had not ruled on this motion. In January 2014, plaintiff filed another petition with the Florida Fourth District Court of Appeal seeking to disqualify the trial judge. As of February 14, 2014, the trial court had not ruled on this motion.

•

In Cohen v. R.J. Reynolds Tobacco Company, et al. (Circuit Court, Fifteenth Judicial Circuit, Palm Beach County, Florida), the jury awarded plaintiff and the estate of the decedent a total of $2,055,050 in compensatory damages in May 2013. The jury apportioned 40% of the fault for the smoker’s injuries to the smoker, 30% to R.J. Reynolds, 20% to Lorillard Tobacco, and 10% to Liggett. The jury found that punitive damages were not warranted against any of the defendants. On May 6, 2013, the Court entered final judgment against defendants in the amount of $1,233,030 ($411,010 from Lorillard Tobacco) plus 4.75% annual interest. On July 10, 2013, the Court entered an order granting defendants’ motion for a new trial based on the plaintiff’s improper arguments during closing. This order effectively vacated the final judgment. Plaintiff has filed a notice of appeal from the order granting the motion for new trial to the Florida Fourth District Court of Appeal. Plaintiff’s petition with the Florida Fourth District Court of Appeal seeking to disqualify the trial court judge from further consideration of this case was denied in November 2013.

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

•

In Ruffo v. R.J. Reynolds Tobacco Company, et al. (Circuit Court, Eleventh Judicial Circuit, Miami-Dade County, Florida), the jury awarded plaintiff $1,500,000 in compensatory damages in May 2013. The jury apportioned 85% of the fault for the smoker’s injuries to the smoker, 12% to Philip Morris, and 3% to Lorillard Tobacco. Defendants’ post-trial motions challenging the verdict were denied. On October 4, 2013, the Court entered a final judgment against defendants that applied the jury’s comparative fault determinations and awarded plaintiff $225,000 in compensatory damages ($45,000 from Lorillard Tobacco) plus the statutory rate of interest which is currently 4.75%. Defendants have noticed an appeal from the final judgment to the Florida Third District Court of Appeal. Plaintiff has filed a motion with the trial court seeking entitlement to attorneys’ costs and fees. As of February 14, 2014, the trial court had not ruled on this motion.

•

In Gafney v. R.J. Reynolds Tobacco Company, et al. (Circuit Court, Fifteenth Judicial Circuit, Palm Beach County, Florida), the jury awarded plaintiff a total of $5,800,000 in compensatory damages in September 2013. The jury apportioned 34% of the fault for the smoker’s injuries to the smoker, 33% to R.J. Reynolds, and 33% to Lorillard Tobacco. Lorillard, Inc. was also a defendant in this trial but damages and comparative fault were not assessed separately for Lorillard, Inc. Because the jury found in favor of the defendants on the claims alleging intentional conduct, the plaintiff was not entitled to punitive damages. On September 26, 2013, the Court entered a final judgment that applied the jury’s comparative fault determinations and awarded the plaintiff a total of $3,828,000 in compensatory damages ($1,914,000 from Lorillard Tobacco), plus the statutory rate of interest. Defendants’ post-trial motions challenging the verdict were denied in November

2013. Defendants have noticed an appeal from the final judgment to the Florida Fourth District Court of Appeal. Plaintiff has filed a motion with the trial court seeking entitlement to attorneys’ fees and costs. As of February 14, 2014, the trial court had not ruled on this motion.

•

In Jacobson v. R.J. Reynolds Tobacco Company, et al. (Federal Court, Southern District, Florida), the jury returned a verdict in favor of the defendants on October 29, 2013. The Court entered final judgment in favor of the defendants on October 30, 2013. Plaintiff filed a motion for new trial which was denied in January 2014. On February 10, 2014, the Court entered an order granting Lorillard’s motion for attorneys’ fees and costs, Lorillard has agreed not to enforce its right to fees and costs in exchange for plaintiff’s agreement not to pursue an appeal of the verdict.

•

In Chamberlain v. R. J. Reynolds Tobacco Company, et al. (Federal Court, Middle District, Jacksonville, Florida) the jury returned a verdict in favor of the defendants on November 15, 2013. The Court entered final judgment in favor of the defendants on November 20, 2013. Plaintiff has filed a motion for new trial. As of February 14, 2014, the Court had not ruled on this motion.

As of February 14, 2014, trial was underway in three Engle Progeny Cases in which Lorillard Tobacco or Lorillard, Inc. was not a defendant: Goveia v. R.J. Reynolds Tobacco Company, et al. (Circuit Court, Orange County, Florida), Banks v. R.J. Reynolds Tobacco Company, et al. (Circuit Court, Broward County, Florida) and Wendel v. R.J. Reynolds Company, et al. (Circuit Court, Miami-Dade County, Florida).

As of February 14, 2014, verdicts have been returned in 100 Engle Progeny trials since the Florida Supreme Court issued its 2006 ruling that permitted members of the Engle class to bring individual lawsuits in which neither Lorillard Tobacco nor Lorillard, Inc. was a defendant at trial. Juries awarded compensatory damages and punitive damages in 31 of the trials. The 31 punitive damages awards have totaled approximately $709 million and have ranged from $20,000 to $244 million. In 30 of the trials, juries’ awards were limited to compensatory damages. In the 39 remaining trials, juries found in favor of the defendants. Post-trial motions challenging the verdicts in some cases and appeals from final judgments in some cases are pending before various Florida circuit and intermediate appellate courts. As of February 14, 2014, one verdict in favor of the defendants and three verdicts in favor of the plaintiff have been reversed on appeal and returned to the trial court for a new trial on all issues. In ten cases, the appellate courts have ruled that the issue of damages awarded must be revisited by the trial court. Motions for rehearing of these appellate court rulings are pending in some cases.

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

In September 2000, there were approximately 1,250 IPIC Cases, and Lorillard Tobacco was named in all but a few of them. Plaintiffs in most of the cases alleged injuries from smoking cigarettes, and the claims alleging injury from smoking cigarettes were consolidated for a multi-phase trial. Approximately 645 IPIC Cases were dismissed in their entirety. Lorillard Tobacco has been dismissed from approximately 565 additional IPIC Cases because those plaintiffs did not submit evidence that they used a Lorillard Tobacco product. These additional IPIC Cases remain pending against other cigarette manufacturers. As of February 14, 2014, Lorillard Tobacco is a defendant in 31 of the pending IPIC Cases. Lorillard, Inc. is not a defendant in any of the IPIC Cases.

The first phase of the consolidated trial began April 15, 2013, and ended with a Phase I verdict returned by the jury on May 15, 2013. In its verdict, the jury found against plaintiffs on their claims for design defect, negligent design, failure to warn, intentional concealment and breach of express warranty. The jury found for plaintiffs on their claim that all ventilated filter cigarettes manufactured and sold by the defendants between 1964 and July 1, 1969 were defective because of a failure to instruct, but found that defendants’ conduct was not willful or wanton. In pleadings filed before trial, no plaintiff in a pending IPIC Case claims to have smoked a ventilated filtered cigarette manufactured and sold by Lorillard Tobacco between 1964 and July 1, 1969.

Plaintiffs and defendants both filed post-trial motions on July 15, 2013. On September 16, 2013, the court entered a judgment on the jury’s Phase I verdict and entered a separate order denying the parties’ post-trial motions. Plaintiffs filed a motion to alter or amend the judgment on September 24, 2013. In a telephone conference on October 7, 2013 (memorialized in an order entered October 28, 2013), the court informed the parties that, on its own authority, it was vacating the September 16, 2013 judgment and order. On October 28, 2013, the court entered a new judgment and order. The judgment recited that: 1) ventilated filter cigarettes the defendants manufactured and sold between 1964 and July 1, 1969, were found to be defective due to a failure to instruct consumers as to their use; 2) all other cigarettes manufactured and sold by defendants were not found to be defective; 3) defendants’ conduct did not justify an award of punitive damages; 4) there remains to be decided the claims of the individual plaintiffs consistent with the Phase I verdict, and 5) there is no just reason for delay in permitting any appellate rights of the parties to be perfected as to the verdict rendered and this order. The order: 1) denied the parties’ post-trial motions; 2) entered final judgments against the plaintiffs in the approximately 645 IPIC cases that were dismissed before trial; and 3) stated that those dismissal orders are now final and available for the proper application of the appellate process.

On November 26, 2013, plaintiffs filed a notice of appeal from the October 28 judgment and order in the Supreme Court of Appeals of West Virginia. The defendants did not file a separate notice of appeal, but may raise one or more issues on cross-appeal. On December 6, 2013, the Supreme Court of Appeals entered a scheduling order requiring plaintiffs to perfect their appeal by filing their brief and appendix no later than March 3, 2014, and giving defendants 45 days after the appeal is perfected to file their respondents’ brief.

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

As of February 14, 2014, the Severed IPIC Claims and the Severed IPIC Cases were not subject to a trial plan. None of the Severed IPIC Claims or the Severed IPIC Cases was scheduled for trial as of February 14, 2014.

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

As of February 14, 2014, none of the Flight Attendant Cases were scheduled for trial.

Class Action Cases

Lorillard Tobacco but not Lorillard Inc. is a defendant in the one pending Class Action Case, in which plaintiffs seek class certification on behalf of groups of cigarette smokers, or the estates of deceased cigarette smokers, who reside in West Virginia. There has been no substantive activity in this case since February 2001.

Cigarette manufacturers, including Lorillard Tobacco, have defeated motions for class certification in a number of cases. Motions for class certification have also been ruled upon in some of the “lights” cases or in other class actions to which neither Lorillard Tobacco nor Lorillard, Inc. was a party. In some of these cases, courts have denied class certification to the plaintiffs, while classes have been certified in other matters. On December 17, 2013, in Caronia, et al. v. Philip Morris USA, the New York Court of Appeals, answering a question certified to it by the United States Court of Appeals for the Second Circuit, held that current or former smokers that have not been diagnosed with a smoking-related disease could not pursue an independent cause of action for medical monitoring under New York law.

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

The retrial of this case commenced January 6, 2014. In another of the “lights” Class Action Cases, Good v. Altria Group, Inc., et al., the U.S. Supreme Court ruled in December 2008 that neither the Federal Cigarette Labeling and Advertising Act nor the Federal Trade Commission’s regulation of cigarettes’ tar and nicotine disclosures preempts (or bars) some of plaintiffs’ claims. In 2009, the Judicial Panel on Multidistrict Litigation consolidated various federal court “lights” Class Action Cases pending against Philip Morris USA or Altria Group and transferred those cases to the U.S. District Court of Maine (the “MDL cases”). The court denied plaintiffs’ motion for class certification filed in four of the MDL Cases, and a federal appellate court declined to review the class certification order. Following the appellate court’s ruling, plaintiffs dismissed thirteen of the MDL Cases, including Good v. Altria Group, Inc., et al. In April, 2012, the Judicial Panel on Multidistrict Litigation entered an order transferring the four MDL cases that remained pending to the courts in which each originated. On September 23, 2013, in the “Lights” Class Action Case Brown v. The American Tobacco Company, Inc., et al. (Superior Court, San Diego County, California), the Court issued a Statement of Decision that granted judgment in favor of the defendant. The Court held that the defendant misrepresented the health benefits of its “light” cigarette but that plaintiffs were not entitled to restitution or injunctive relief. Final judgment was entered in favor of the defendant on October 15, 2013. In December 2013, plaintiffs filed a notice of appeal of the final judgment.

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

In its 2006 final judgment and remedial order, the court determined that the defendants, including Lorillard Tobacco, violated certain provisions of the RICO statute, that there was a likelihood of present and future RICO violations, and that equitable relief was warranted. The government was not awarded monetary damages. The equitable relief included permanent injunctions that prohibit the defendants, including Lorillard Tobacco, from engaging in any act of racketeering, as defined under RICO; from making any material false or deceptive statements concerning cigarettes; from making any express or implied statement about health on cigarette packaging or promotional materials (these prohibitions include a ban on using such descriptors as “low tar,” “light,” “ultra- light,” “mild” or “natural”); from making any statements that “low tar,” “light,” “ultra-light,” “mild” or “natural” or low-nicotine cigarettes may result in a reduced risk of disease; and from participating in the management or control of certain entities or their successors. The final judgment and remedial order also requires the defendants, including Lorillard Tobacco, to make corrective statements on their websites, in certain media, in point-of-sale advertisements, and on cigarette package “onserts” concerning: the health effects of smoking; the addictiveness of smoking; that there are no significant health benefits to be gained by smoking “low tar,” “light,” “ultra-light,” “mild” or “natural” cigarettes; that cigarette design has been manipulated to ensure optimum nicotine delivery to smokers; and that there are adverse effects from exposure to secondhand smoke. Lorillard Tobacco accrued estimated costs of approximately $20 million in the first quarter of 2013 to comply with the final judgment and remedial order, which was recorded as a charge to selling, general and administrative expenses in 2013. The final judgment and remedial order also requires defendants, including Lorillard Tobacco, to make disclosures of disaggregated marketing data to the government, and to make document disclosures on a website and in a physical depository. The final judgment and remedial order prohibits each defendant that manufactures cigarettes, including Lorillard Tobacco, from selling any of its cigarette brands or certain elements of its business unless certain conditions are met.

The final judgment and remedial order has not yet been fully implemented. Following trial, the final judgment and remedial order was stayed because the defendants, the government and several intervenors noticed appeals to the U.S Court of Appeals for the District of Columbia Circuit. In May 2009, a three judge panel upheld substantially all of the District Court’s final judgment and remedial order. In September 2009, the Court of Appeals denied defendants’ rehearing petitions as well as their motion to vacate those statements in the appellate ruling that address defendants’ marketing of “low tar” or “lights” cigarettes, to vacate those parts of the trial court’s judgment on that issue, and to remand the case with instructions to deny as moot the government’s allegations and requested relief regarding “lights” cigarettes. The Court of Appeals stayed its order that formally relinquished jurisdiction of defendants’ appeal pending the disposition of the petitions for writ of certiorari to the U.S. Supreme Court that were noticed by the defendants, the government and the intervenors. In June 2010, the U.S. Supreme Court denied all of the petitions for writ of certiorari. The case has been returned to the trial court for implementation of the Court of Appeals’ directions in its 2009 ruling and for entry of an amended final judgment. On November 27, 2012, the court entered an order prescribing the language the defendants must include in the corrective statements defendants are to make on their websites and through other media. The court directed the parties to engage in discussions to implement the publication of those statements. On January 25, 2013, defendants appealed the court’s November 27, 2012 order to the U.S. Court of Appeals for the District of Columbia Circuit. On February 25, 2013, the Court of Appeals granted defendants’ unopposed motion to hold the appeal in abeyance pending the district court’s resolution of the issues regarding the implementation of the corrective statements. On January 10, 2014, the parties filed a joint motion requesting that the district court enter a consent order addressing the implementation of the corrective statements remedy. The proposed consent order does not resolve outstanding issues as to corrective statements in retail point-of-sale displays, and it expressly reserves defendants’ right to appeal the district court’s November 27, 2012, order concerning the language of the corrective statements. If the district court enters the proposed consent order, implementation of the corrective statements remedy will not begin until that appeal has been resolved. As of February 14, 2014, the district court had not ruled on the joint motion for consent order or entered an amended final judgment.

While trial was underway, the Court of Appeals ruled that plaintiff may not seek to recover profits earned by the defendants. Prior to trial, the government had asserted that it was entitled to approximately $280 billion from the defendants for its claim to recover profits earned by the defendants. The U.S. Supreme Court declined to address the decisions dismissing recovery of profits when it denied review of the government’s and the intervenors’ petitions in June 2010, which effectively disposed of the claim to recover profits in this case.

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

The State Settlement Agreements provide that the agreements are not admissions, concessions or evidence of any liability or wrongdoing on the part of any party, and were entered into by the Original Participating Manufacturers to avoid the further expense, inconvenience, burden and uncertainty of litigation. Lorillard recorded pretax charges for its obligations under the State Settlement Agreements of $1.379 billion and $1.241 billion for the years ended December 31, 2012 and 2013, respectively. Lorillard’s portion of ongoing adjusted settlement payments and legal fees is based on its share of domestic cigarette shipments in the year preceding that in which the payment is due. Accordingly, Lorillard records its portions of ongoing adjusted settlement payments as part of cost of manufactured products sold as the related sales occur.

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

Based on the terms of the settlement, during the first quarter of 2013 Lorillard Tobacco recorded a reduction in its State Settlements liability and expense of $165 million and reduced its April 15, 2013 MSA Annual Payment by the same amount. The reduction was partially offset by an increase of $21 million in the State Settlements liability and expense related to the industry Volume Adjustment Offset associated with the increase in the industry aggregate operating income under the agreements with the previously settled states. During the second quarter of 2013 Lorillard Tobacco recorded a reduction in its State Settlements liability and expense of $12 million as a result of the two additional states joining the settlement. The reduction was partially offset by an increase of $1 million in the State Settlements liability and expense related to the industry Volume Adjustment Offset associated with the increase in the industry aggregate operating income under agreements with the previously settled states.

Lorillard will continue to pursue these claims against those states that have not settled. Fourteen states that have not joined the settlement have taken action in state court to prevent the settlement from proceeding or to seek other relief related to the settlement. As of February 14, 2014, claims in only thirteen states remain pending as one state withdrew its opposition. Two of the thirteen states also unsuccessfully sought to preliminarily enjoin the implementation of the award. There is no assurance that such attempts will be resolved favorably to the Company.

On September 11, 2013, the arbitration panel responsible for adjudicating the 2003 NPM adjustment dispute issued a determination that six states failed to diligently enforce escrow provisions applicable to non-participating manufacturers. The six non-diligent states included Indiana, Kentucky, Missouri, New Mexico, Maryland, and Pennsylvania. Nine other states that did not participate in the settlement were considered by the arbitration panel because the OPMs contested their diligence as well. The arbitration panel found those nine states diligent. As a result of the panel’s ruling, the OPMs are entitled to receive $458 million, plus interest and earnings, with Lorillard’s share of the principal amount totaling $47 million. If the award is ultimately upheld after any state court challenges, the non-diligent states will receive reductions in future MSA payments they receive, and the OPMs and states found diligent will be entitled to receive amounts due to them through payments from the Disputed Payments Account and/or adjustments associated with future payments. No amount has been recorded in Lorillard’s financial statements related to this award because the six states found non-diligent by the arbitration panel have contested the arbitration panel’s findings in their individual state MSA courts, and, as a result, it is uncertain this award will be realized.

From time to time, lawsuits have been brought against Lorillard Tobacco and other participating manufacturers to the MSA, or against one or more of the Settling States, challenging the validity of the MSA on certain grounds, including as a violation of the antitrust laws.

In addition, in connection with the MSA, the Original Participating Manufacturers entered into an agreement to establish a $5.2 billion trust fund payable between 1999 and 2010 to compensate the tobacco growing communities in 14 states (the “Trust”). Payments to the Trust ended in 2005 as a result of an assessment imposed under a federal law, enacted in 2004, repealing the federal supply management program for tobacco growers. Under the law, tobacco quota holders and growers will be compensated over 10 years with payments totaling $10.1 billion, funded by an assessment on tobacco manufacturers and importers. Payments under the law to qualifying tobacco quota holders and growers commenced in 2005 and will be completed in 2014. Lorillard recorded pretax charges for its obligations under the law of $120 million, $118 million and $120 million for the years ended December 31, 2011, 2012 and 2013, respectively. We estimate our remaining cash payments in 2014 under the law will be between $75 million and $80 million.

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

Filter Cases

In addition to the above, claims have been brought against Lorillard Tobacco and Lorillard, Inc. by individuals who seek damages resulting from their alleged exposure to asbestos fibers that were incorporated into filter material used in one brand of cigarettes manufactured by a predecessor to Lorillard Tobacco for a limited period of time ending more than 50 years ago. As of February 14, 2014, Lorillard Tobacco was a defendant in 61 Filter Cases. Lorillard, Inc. was a defendant in two Filter Cases, including one that also names Lorillard Tobacco. Since January 1, 2011, Lorillard Tobacco has paid, or has reached agreement to pay, a total of approximately $31.8 million in settlements to finally resolve 128 claims, including the Lenney case, discussed below. The related expense was recorded in selling, general and administrative expenses on the consolidated statements of income. Since January 1, 2011, verdicts have been returned in the following four Filter Cases: Lenney v. Armstrong International, Inc., et al. trial, tried in the Superior Court of California, San Francisco County; McGuire v. Lorillard Tobacco Company and Hollingsworth & Vose Company, tried in the Circuit Court, Division Four, of Jefferson County, Kentucky; Couscouris v. Hatch Grinding Wheels, et al., tried in the Superior Court of the State of California, Los Angeles; and DeLisle v. A.W. Chesterton Company, et al., tried in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida. Pursuant to the terms of a 1952 agreement between P. Lorillard Company and H&V Specialties Co., Inc. (the manufacturer of the filter material), Lorillard Tobacco is required to indemnify Hollingsworth & Vose for legal fees, expenses, judgments and resolutions in cases and claims alleging injury from finished products sold by P. Lorillard Company that contained the filter material. In the Lenney trial, the jury found in favor of the plaintiffs as to their claims, and the final judgment entered by the trial court in 2011 awarded plaintiffs a total of approximately $1.1 million in compensatory damages, damages for loss of consortium and costs from Lorillard Tobacco and Hollingsworth & Vose. Lorillard Tobacco and Hollingsworth & Vose noticed an appeal to the California Court of Appeals. In

2012, Lorillard Tobacco reached agreement with the plaintiffs to resolve plaintiffs’ pending claims, and any claims they might assert in the future, for an amount that is included in the above total for settlements reached since January 1, 2011. The jury in the McGuire case returned a verdict for Lorillard Tobacco and Hollingsworth & Vose, and the Court entered final judgment in May 2012. On February 14, 2014, the Kentucky Court of Appeals affirmed the final judgment in favor of Lorillard Tobacco and Hollingsworth & Vose. On October 4, 2012, the jury in the Couscouris case returned a verdict for Lorillard Tobacco and Hollingsworth & Vose, and the court entered final judgment on November 1, 2012. On June 17, 2013, the California Court of Appeal for the Second Appellate District entered an order dismissing the appeal of the final judgment pursuant to plaintiffs’ request, but plaintiffs’ appeal of the cost judgment remains pending. On September 13, 2013, the jury in the DeLisle case found in favor of the plaintiffs as to their claims for negligence and strict liability, and awarded $8 million. Lorillard Tobacco Company is responsible for 44%, or $3.52 million. Judgment was entered on November 6, 2013. Lorillard Tobacco Company filed its notice of appeal on January 10, 2014. As of February 14, 2014, 29 Filter Cases were scheduled for trial or have been placed on courts’ trial calendars. Trial dates are subject to change.

Tobacco-Related Antitrust Cases

Indirect Purchaser Suits

Approximately 30 antitrust suits were filed in 2000 and 2001 on behalf of putative classes of consumers in various state and federal courts against cigarette manufacturers. The suits all alleged that the defendants entered into agreements to fix the wholesale prices of cigarettes in violation of state antitrust laws which permit indirect purchasers, such as retailers and consumers, to sue under price fixing or consumer fraud statutes. More than 20 states permit such suits. Lorillard Tobacco was a defendant in all but one of these indirect purchaser cases. Lorillard, Inc. was not named as a defendant in any of these cases. Four indirect purchaser suits, in New York, Florida, New Mexico and Michigan, thereafter were dismissed by courts in those states. All other actions, except for a state court action in Kansas, were either voluntarily dismissed or dismissed by the courts.

In the Kansas case, the District Court of Seward County certified a class of Kansas indirect purchasers in 2002. In November 2010, defendants filed a motion for summary judgment, and plaintiffs filed a cross motion for summary judgment in July 2011. In March 2012, the District Court of Seward County granted the defendants’ motions for summary judgment dismissing the Kansas suit. Plaintiff’s motion for reconsideration was denied. On July 18, 2012, plaintiff filed a notice of appeal to the Court of Appeals for the State of Kansas. Briefing on plaintiff’s appeal was completed and argument in the Court of Appeals was held on December 11, 2013. As of February 14, 2014, the Court of Appeals had not ruled on this appeal.

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

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2013 as required under Section 404 of the Sarbanes-Oxley Act of 2002. Management’s assessment of the effectiveness of our internal control over financial reporting was conducted using the criteria in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors. Based on this assessment, management concluded that it maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by Deloitte & Touche LLP, our independent registered public accounting firm, as stated in their attestation report included herein.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Lorillard, Inc.

Greensboro, North Carolina

We have audited the internal control over financial reporting of Lorillard, Inc. and subsidiaries (the “Company”) as of December 31, 2013 based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2013 of the Company and our report dated February 21, 2014 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

Raleigh, North Carolina

February 21, 2014

Item 9B.	OTHER INFORMATION

Annual Meeting of Shareholders

The Company’s 2014 Annual Meeting of Shareholders will be held on May 15, 2014 in Greensboro, North Carolina.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be contained in our proxy statement for our 2014 Annual Meeting of Shareholders to be held on May 15, 2014, to be filed pursuant to Section 14 of the Exchange Act, and is incorporated herein by reference.

Item 11.	EXECUTIVE COMPENSATION

The information required by this item will be contained in our proxy statement for our 2014 Annual Meeting of Shareholders to be held on May 15, 2014, to be filed pursuant to Section 14 of the Exchange Act, and is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be contained in our proxy statement for our 2014 Annual Meeting of Shareholders to be held on May 15, 2014, to be filed pursuant to Section 14 of the Exchange Act, and is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be contained in our proxy statement for our 2014 Annual Meeting of Shareholders to be held on May 15, 2014, to be filed pursuant to Section 14 of the Exchange Act, and is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be contained in our proxy statement for our 2014 Annual Meeting of Shareholders to be held on May 15, 2014, to be filed pursuant to Section 14 of the Exchange Act, and is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Listing of Documents

(1)	Financial Statements

The Company’s Consolidated Financial Statements included in Item 8 hereof, as required at December 31, 2013 and December 31, 2012, and for the periods ended December 31, 2013, December 31, 2012 and December 31, 2011, consist of the following:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Income

Consolidated Statements of Comprehensive Income

Consolidated Statements of Shareholders’ Equity (Deficit)

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

(2)	Financial Statement Schedule

Financial Statement Schedule of the Company appended hereto, as required for the periods ended December 31, 2013, December 31, 2012 and December 31, 2011, consists of the following:

Valuation and Qualifying Accounts

(3)	Exhibits

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Lorillard, Inc., as of May 14, 2013, incorporated herein by reference to Exhibit 3.1 to our Current Report on Form 8-K (File No. 1-34097) filed on May 14, 2013

3.2	Amended and Restated Bylaws of Lorillard, Inc., as of May 14, 2013, incorporated herein by reference to Exhibit 3.2 to our Current Report on Form 8-K filed (File No. 1-34097) on May 14, 2013

3.3	Certificate of Amendment of Certificate of Incorporation of Lorillard Tobacco Company and Certificate of Incorporation of Lorillard Tobacco Company, incorporated herein by reference to Exhibit 3.3 to Lorillard, Inc.’s Registration Statement on Form S-3 (File No. 333-159902) filed on June 11, 2009

3.4	Bylaws of Lorillard Tobacco Company, incorporated herein by reference to Exhibit 3.4 to Lorillard, Inc.’s Registration Statement on Form S-3 (File No. 333-159902) filed on June 11, 2009

4.1	Specimen certificate for shares of common stock of Lorillard, Inc., incorporated herein by reference to Exhibit 4.1 to our Amended Registration Statement on Form S-4 (File No. 333-149051) filed on May 9, 2008

4.2	Indenture, dated June 23, 2009, among Lorillard Tobacco Company, Lorillard, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee, incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K (File No. 1-34097) filed on June 23, 2009

4.3	First Supplemental Indenture, dated June 23, 2009, among Lorillard Tobacco Company, Lorillard, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee, incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K (File No. 1-34097) filed on June 23, 2009

4.4	Second Supplemental Indenture, dated April 12, 2010, among Lorillard Tobacco Company, Lorillard, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee, incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K (File No. 1-34097) filed on April 12, 2010

4.5	Third Supplemental Indenture, dated August 4, 2011, among Lorillard Tobacco Company, Lorillard, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee, incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K (File No. 1-34097) filed on August 4, 2011

4.6	Fourth Supplemental Indenture, dated August 21, 2012, among Lorillard Tobacco Company, Lorillard, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee, incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K (File No. 1-34097) filed on August 21, 2012

4.7	Fifth Supplemental Indenture, dated May 20, 2013, among Lorillard Tobacco Company, Lorillard, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee, incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K (File No. 1-34097) filed on May 20, 2013

4.8	Form of 8.125% Senior Note due 2019 of Lorillard Tobacco Company, incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K (File No. 1-34097) filed on June 23, 2009

4.9	Form of 6.875% Senior Note due 2020 of Lorillard Tobacco Company, incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K (File No. 1-34097) filed on April 12, 2010

4.10	Form of 8.125% Senior Note due 2040 of Lorillard Tobacco Company, incorporated by reference to Exhibit 4.4 to our Current Report on Form 8-K (File No. 1-34097) filed on April 12, 2010

4.11	Form of 3.500% Senior Note due 2016 of Lorillard Tobacco Company, incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K (File No. 1-34097) filed on August 4, 2011

4.12	Form of 7.000% Senior Note due 2041 of Lorillard Tobacco Company, incorporated by reference to Exhibit 4.4 to our Current Report on Form 8-K (File No. 1-34097) filed on August 4, 2011

4.13	Form of 2.300% Senior Note due 2017 of Lorillard Tobacco Company, incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K (File No. 1-34097) filed on August 21, 2012

4.14	Form of 3.750% Senior Note due 2023 of Lorillard Tobacco Company, incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K (File No. 1-34097) filed on May 20, 2013

4.15	Form of Guarantee Agreement of Lorillard, Inc. for the 8.125% Senior Notes due 2019 of Lorillard Tobacco Company, incorporated by reference to Exhibit 4.4 to Lorillard, Inc.’s Current Report on Form 8-K (File No, 1-34097) filed on June 23, 2009

4.16	Form of Guarantee Agreement of Lorillard, Inc. for the 6.875% Senior Notes due 2020 of Lorillard Tobacco Company, incorporated by reference to Exhibit 4.5 to our Current Report on Form 8-K (File No. 1-34097) filed on April 12, 2010

4.17	Form of Guarantee Agreement of Lorillard, Inc. for the 8.125% Senior Notes due 2040 of Lorillard Tobacco Company, incorporated by reference to Exhibit 4.6 to our Current Report on Form 8-K (File No. 1-34097) filed on April 12, 2010

4.18	Form of Guarantee Agreement of Lorillard, Inc. for the 3.500% Senior Notes due 2016 of Lorillard Tobacco Company, incorporated by reference to Exhibit 4.5 to our Current Report on Form 8-K (File No. 1-34097) filed on August 4, 2011

4.19	Form of Guarantee Agreement of Lorillard, Inc. for the 7.000% Senior Notes due 2041 of Lorillard Tobacco Company, incorporated by reference to Exhibit 4.6 to our Current Report on Form 8-K (File No. 1-34097) filed on August 4, 2011

4.20	Form of Guarantee Agreement of Lorillard, Inc. for the 2.300% Senior Notes due 2017 of Lorillard Tobacco Company, incorporated by reference to Exhibit 4.4 to our Current Report on Form 8-K (File No. 1-34097) filed on August 21, 2012

4.21	Form of Guarantee Agreement of Lorillard, Inc. for the 3.750% Senior Notes due 2023 of Lorillard Tobacco Company, incorporated by reference to Exhibit 4.4 to our Current Report on Form 8-K (File No. 1-34097) filed on May 20, 2013

10.1	Separation Agreement between Loews Corporation and Lorillard, Inc., Lorillard Tobacco Company, Lorillard Licensing Company, LLC, One Park Media Services, Inc. and Plisa, S.A., incorporated herein by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q (File No. 1-34097) filed on August 7, 2008

10.2	Comprehensive Settlement Agreement and Release with the State of Florida to settle and resolve with finality all present and future economic claims by the State and its subdivisions relating to the use of or exposure to tobacco products, incorporated herein by reference to Exhibit 10 to Loews’s Report on Form 8-K (File No. 1-6541) filed September 5, 1997

10.3	Comprehensive Settlement Agreement and Release with the State of Texas to settle and resolve with finality all present and future economic claims by the State and its subdivisions relating to the use of or exposure to tobacco products, incorporated herein by reference to Exhibit 10 to Loews’s Report on Form 8-K (File No. 1-6541) filed February 3, 1998

10.4	State of Minnesota Settlement Agreement and Stipulation for Entry of Consent Judgment to settle and resolve with finality all claims of the State of Minnesota relating to the subject matter of this action which have been or could have been asserted by the State, incorporated herein by reference to Exhibit 10.1 to Loews’s Report on Form 10-Q for the quarter ended March 31, 1998 (File No. 1-6541) filed May 15, 1998

10.5	State of Minnesota Consent Judgment relating to the settlement of tobacco litigation, incorporated herein by reference to Exhibit 10.2 to Loews’s Report on Form 10-Q for the quarter ended March 31, 1998 (File No. 1-6541) filed May 15, 1998

10.6	State of Minnesota Settlement Agreement and Release relating to the settlement of tobacco litigation, incorporated herein by reference to Exhibit 10.3 to Loews’s Report on Form 10-Q for the quarter ended March 31, 1998 (File No. 1-6541) filed May 15, 1998

10.7	State of Minnesota State Escrow Agreement relating to the settlement of tobacco litigation, incorporated herein by reference to Exhibit 10.6 to Loews’s Report on Form 10-Q for the quarter ended March 31, 1998 (File No. 1-6541) filed May 15, 1998

10.8	Stipulation of Amendment to Settlement Agreement and For Entry of Agreed Order, dated July 2, 1998, regarding the settlement of the State of Mississippi health care cost recovery action, incorporated herein by reference to Exhibit 10.1 to Loews’s Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 1-6541) filed August 14, 2008

10.9	Mississippi Fee Payment Agreement, dated July 2, 1998, regarding the payment of attorneys’ fees, incorporated herein by reference to Exhibit 10.2 to Loews’s Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 1-6541) filed August 14, 2008

10.10	Stipulation of Amendment to Settlement Agreement and For Entry of Consent Decree, dated July 24, 1998, regarding the settlement of the Texas health care cost recovery action, incorporated herein by reference to Exhibit 10.4 to Loews’s Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 1-6541) filed on August 14, 2008

10.11	Texas Fee Payment Agreement, dated July 24, 1998, regarding the payment of attorneys’ fees, incorporated herein by reference to Exhibit 10.5 to Loews’s Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 1-6541) filed on August 14, 2008

10.12	Stipulation of Amendment to Settlement Agreement and For Entry of Consent Decree, dated September 11, 1998, regarding the settlement of the Florida health care cost recovery action, incorporated herein by reference to Exhibit 10.1 to Loews’s Report on Form 10-Q for the quarter ended September 30, 1998 (File No. 1-6541) filed November 17, 2008

10.13	Florida Fee Payment Agreement, dated September 11, 1998, regarding the payment of attorneys’ fees, incorporated herein by reference to Exhibit 10.2 to Loews’s Report on Form 10-Q for the quarter ended September 30, 1998 (File No. 1-6541) filed November 17, 2008

10.14	Master Settlement Agreement with 46 states, the District of Columbia, the Commonwealth of Puerto Rico, Guam, the U.S. Virgin Islands, American Samoa and the Northern Marianas to settle the asserted and unasserted health care cost recovery and certain other claims of those states, incorporated herein by reference to Exhibit 10 to Loews’s Current Report on Form 8-K (File No. 1-6541) filed November 25, 1998

10.15	Form of Assignment and Assumption of Services Agreement, dated as of April 1, 2008, by and between R.J. Reynolds Tobacco Company and R.J. Reynolds Global Products, Inc., with a joinder by Lorillard Tobacco Company, incorporated herein by reference to Exhibit 10.17 to our Amended Registration Statement on Form S-4 (File No. 333-149051) filed on March 26, 2008

10.16	Lorillard, Inc. 2008 Incentive Compensation Plan, incorporated herein by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (File No. 1-34097) filed on August 7, 2008†

10.17	Form of Lorillard, Inc. indemnification agreement for directors and executive officers, incorporated herein by reference to Exhibit 10.19 to our Amended Registration Statement on Form S-4 (File No. 333-149051) filed on May 9, 2008†

10.18	Form of Severance Agreement for named executive officers other than the Chief Executive Officer, incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 1-34097) filed on September 20, 2013†

10.19	Amendment to Supply Agreement for Reconstituted Tobacco, dated October 30, 2008, by and between R.J. Reynolds Tobacco Company and Lorillard Tobacco Company, incorporated herein by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 1-34097) filed on November 4, 2008 #

10.20	Form of Stock Appreciation Rights Award Certificate, incorporated herein by reference to Exhibit 10.7 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 1-34097) filed on November 4, 2008†

10.21	Form of Stock Option Award Certificate, incorporated herein by reference to Exhibit 10.22 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (File No. 1-34097) filed on May 6, 2010†

10.22	Form of Restricted Stock Award Certificate, incorporated herein by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (File No. 1-34097) filed on May 5, 2009†

10.23	Form of Restricted Stock Unit Award Certificate, incorporated herein by reference to Exhibit 10.24 to our Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 1-34097) filed on February 21, 2012†

10.24	Credit Agreement, dated July 10, 2012, among Lorillard Tobacco Company, as borrower, Lorillard, Inc., as parent guarantor, the lenders referred to therein, and JPMorgan Chase Bank, N.A., as Administrative Agent, incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 1-34097) filed on July 10, 2012

10.25	Consulting Agreement between Lorillard, Inc. and Martin L. Orlowsky, dated August 12, 2010, incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K (File No. 1-34097) filed on August 12, 2010†

10.26	Offer Letter between Lorillard, Inc. and Murray S. Kessler, dated August 12, 2010, incorporated herein by reference to Exhibit 10.3 to our Current Report on Form 8-K (File No. 1-34097) filed on August 12, 2010†

10.27	Severance Agreement between Lorillard, Inc. and Murray S. Kessler, dated October 11, 2010, incorporated herein by reference to Exhibit 10.26 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (File No. 1-34087) filed on October 27, 2010†

10.28	Form of Severance Agreement for Named Executive Officers other than Chief Executive Officer, incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 1-34087) filed on September 20, 2013†

10.29	Asset Purchase Agreement, dated April 24, 2012, among, Lorillard Holding Company, Inc., formerly known as LRDHC, Inc., and BLEC, LLC, Intermark Brands, LLC and QSN Technologies, LLC, incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (File No. 1-34097) filed on April 27, 2012 ‡

11.1	Statement regarding computation of earnings per share. (See Note 14, “Earnings Per Share,” to the Consolidated Condensed Financial Statements.)*

12.1	Computation of Ratio of Earnings to Fixed Charges*

21.1	Subsidiaries of Lorillard, Inc.*

23.1	Consent of Registered Public Accounting Firm*

23.2	Consent of Management Science Associates, Inc., incorporated herein by reference to Exhibit 23.2 to our Annual Report on Form 10-K (File No. 1-34097) filed on March 2, 2009

31.1	Certification by the Chief Executive Officer of Lorillard, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a)*

31.2	Certification by the Chief Financial Officer of Lorillard, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a)*

32.1	Certification by the Chief Executive Officer and Chief Financial Officer of Lorillard, Inc. pursuant to 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002)*

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

*	Filed herewith.
**	Pursuant to applicable securities laws and regulations, the Company is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Company has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fails to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.

#	Confidential treatment has been granted for certain portions of this exhibit pursuant to an order under the Exchange Act of 1934, as amended, which portions have been omitted and filed separately with the Securities and Exchange Commission.
†	Management or compensatory plan or arrangement required to be filed pursuant to Item 601(b)(10) of Regulation S-K.
‡	Schedules and exhibits to Exhibit 2.1, the Asset Purchase Agreement, have been omitted pursuant to Item 601 (b)(2) of Regulation S-K. The Registrant hereby undertakes to furnish supplemental copies of any omitted schedules upon request by the Securities and Exchange Commission

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 21, 2014.

LORILLARD, INC.

By:	/s/ MURRAY S. KESSLER
Name: Murray S. Kessler
Title: Chairman, President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons in the capacities indicated on February 21, 2014. The undersigned hereby constitute and appoint Murray S. Kessler, David H. Taylor and Ronald S. Milstein, and each of them, their true and lawful agents and attorneys-in-fact with full power and authority in said agents and attorneys-in-fact, and in any one or more of them, to sign for the undersigned and in their respective names as directors and officers of Lorillard, Inc., any amendment or supplement hereto. The undersigned hereby confirm all acts taken by such agents and attorney-in-fact, or any one or more of them, as herein authorized.

Signature	Title

/s/ MURRAY S. KESSLER	Chairman, President and Chief Executive Officer (Principal Executive Officer)
Murray S. Kessler

/s/ DAVID H. TAYLOR	Executive Vice President, Finance and Planning and Chief Financial Officer (Principal Financial Officer)
David H. Taylor

/s/ ANTHONY B. PETITT	Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)
Anthony B. Petitt

/s/ ROBERT C. ALMON	Director
Robert C. Almon

/s/ DIANNE NEAL BLIXT	Director
Dianne Neal Blixt

/s/ ANDREW J. CARD, JR.	Director
Andrew J. Card, Jr.

/s/ VIRGIS W. COLBERT	Director
Virgis W. Colbert

/s/ DAVID E. R. DANGOOR	Director
David E. R. Dangoor

/s/ KIT D. DIETZ	Director
Kit D. Dietz

/s/ RICHARD W. ROEDEL	Director
Richard W. Roedel

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS OF LORILLARD, INC. AND SUBSIDIARIES

Column A	Column B	Column C		Column D	Column E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions (1)	Balance at End of Period
	(In millions)
For the Year Ended December 31, 2013
Deducted from assets:
Allowance for discounts	$1	$203	$—	$203	$1
Allowance for doubtful accounts	2	—	—	—	2

Total	$3	$203	$—	$203	$3

For the Year Ended December 31, 2012
Deducted from assets:
Allowance for discounts	$1	$198	$—	$198	$11
Allowance for doubtful accounts	1	1	—	—	2

Total	$2	$199	$—	$198	$3

For the Year Ended December 31, 2011
Deducted from assets:
Allowance for discounts	$1	$193	$—	$193	$1
Allowance for doubtful accounts	2	—	—	1	1

Total	$3	$193	$—	$194	$2

(1)	Discounts allowed.