Form 10-Q
period 2014-03-31
LORILLARD, INC.
filed 2014-04-24
CIK 1424847

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

Class	Outstanding at April 22, 2014
Common stock, $0.01 par value	362,538,548 shares

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

LORILLARD, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(UNAUDITED)

(In millions, except share and per share data)	March 31, 2014	December 31, 2013
Assets:
Cash and cash equivalents	$1,535	$1,454
Short-term investments	297	157
Accounts receivable, less allowances of $4 and $3	26	19
Other receivables	33	29
Inventories	552	499
Deferred income taxes	546	555
Other current assets	27	23

Total current assets	3,016	2,736
Plant and equipment, net	311	316
Long-term investments	191	93
Goodwill	102	102
Intangible assets	81	87
Deferred income taxes	56	51
Other assets	155	151

Total assets	$3,912	$3,536

Liabilities and Shareholders’ Deficit:
Accounts and drafts payable	$29	$42
Accrued liabilities	448	377
Settlement costs	1,508	1,224
Income taxes	134	8

Total current liabilities	2,119	1,651
Long-term debt	3,561	3,560
Postretirement pension, medical and life insurance benefits	306	305
Other liabilities	87	84

Total liabilities	6,073	5,600

Commitments and Contingent Liabilities
Shareholders’ Deficit:
Preferred stock, $0.01 par value, authorized 10 million shares	—	—
Common stock:
Authorized—600 million shares; par value—$0.01 per share
Issued—383 million and 382 million shares (outstanding 363 million and 365 million shares)	4	4
Additional paid-in capital	267	256
Accumulated deficit	(1,391)	(1,438)
Accumulated other comprehensive loss	(127)	(130)
Treasury stock at cost, 20 million and 17 million shares	(914)	(756)

Total shareholders’ deficit	(2,161)	(2,064)

Total liabilities and shareholders’ deficit	$3,912	$3,536

See Notes to Consolidated Condensed Financial Statements

LORILLARD, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended March 31,
(In millions, except per share data)	2014	2013
Net sales (including excise taxes of $445 and $455, respectively)	$1,592	$1,577
Cost of sales (including excise taxes of $445 and $455, respectively)	973	864

Gross profit	619	713
Selling, general and administrative	147	152

Operating income	472	561
Investment income	8	1
Interest expense	(45)	(41)

Income before income taxes	435	521
Income taxes	164	193

Net income	$271	$328

Earnings per share:
Basic	$0.75	$0.86
Diluted	$0.74	$0.86

Weighted average number of shares outstanding:
Basic	362.12	378.62
Diluted	362.71	379.42

See Notes to Consolidated Condensed Financial Statements

LORILLARD, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended March 31,
(In millions)	2014	2013

Net income	$271	$328

Other comprehensive income, net of tax:
Defined benefit retirement plan gains, net of tax expense of $1 and $2	2	4
Foreign currency translation adjustments, net of tax expense of $1, and $—	1	—

Other comprehensive income	3	4

Comprehensive income	$274	$332

See Notes to Consolidated Condensed Financial Statements

LORILLARD, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(UNAUDITED)

	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Treasury Shares	Total Shareholders’ Deficit
(In millions, except per share data)

Balance, January 1, 2013	$5	$298	$2,351	$(241)	$(4,190)	$(1,777)

Net income			328			328
Other comprehensive income, net of tax expense of $2				4		4
Dividends paid ($0.55 per share)			(209)			(209)
Retirement of treasury shares	(1)	(82)	(4,146)		4,229	—
Shares repurchased					(149)	(149)
Share-based compensation		4				4
Excess tax benefit on share-based compensation		3				3

Balance, March 31, 2013	$4	$223	$(1,676)	$(237)	$(110)	$(1,796)

Balance, January 1, 2014	$4	$256	$(1,438)	$(130)	$(756)	$(2,064)

Net income			271			271
Other comprehensive income, net of tax expense of $2				3		3
Dividends paid ($0.62 per share)			(224)			(224)
Shares repurchased					(158)	(158)
Share-based compensation		5				5
Excess tax benefit on share-based compensation		6				6

Balance, March 31, 2014	$4	$267	$(1,391)	$(127)	$(914)	$(2,161)

See Notes to Consolidated Condensed Financial Statements

LORILLARD, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2014	2013
(In millions)
Cash flows from operating activities:
Net income	$271	$328
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19	11
Pension and other postretirement benefits contributions	(3)	(12)
Pension and other postretirement benefits expense	5	9
Deferred income taxes	3	—
Share-based compensation	5	4
Excess tax benefits from share-based payment arrangements	(6)	(3)
Changes in operating assets and liabilities:
Accounts and other receivables	(11)	(5)
Inventories	(53)	(36)
Accounts payable and accrued liabilities	58	47
Settlement costs	284	173
Income taxes	133	179
Other current assets	(2)	2
Other assets	—	2

Net cash provided by operating activities	703	699

Cash flows from investing activities:
Purchase of investments	(297)	—
Additions to plant and equipment	(8)	(7)
Sales, maturities and calls of investments	59	—

Net cash used in investing activities	(246)	(7)

Cash flows from financing activities:
Dividends paid	(224)	(209)
Shares repurchased	(158)	(149)
Excess tax benefits from share-based payment arrangements	6	3

Net cash used in financing activities	(376)	(355)

Change in cash and cash equivalents	81	337
Cash and cash equivalents, beginning of year	1,454	1,720

Cash and cash equivalents, end of period	$1,535	$2,057

Cash paid for income taxes	$28	$14
Cash paid for interest, net of cash received from interest rate swaps of $6 and $6	$17	$17

See Notes to Consolidated Condensed Financial Statements

LORILLARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

Overview. Lorillard, Inc., through certain of its subsidiaries, is engaged in the manufacture and sale of cigarettes and electronic cigarettes. Lorillard Tobacco Company’s principal cigarette products are marketed under the brand names of Newport, Kent, True, Maverick and Old Gold with substantially all of its sales in the United States of America. On April 24, 2012 Lorillard acquired blu eCigs, an electronic cigarette brand in the US. On October 1, 2013, Lorillard acquired SKYCIG, a United Kingdom-based electronic cigarette business. Newport, Kent, True, Maverick, Old Gold, blu eCigs and SKYCIG are the registered trademarks of Lorillard, Inc. and its subsidiaries.

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

Basis of Presentation. The accompanying unaudited consolidated condensed financial statements reflect all adjustments necessary to present fairly the financial position as of March 31, 2014 and December 31, 2013 and the consolidated income, comprehensive income, shareholders’ deficit and cash flows for the three months ended March 31, 2014 and 2013.

Results of operations for the three months for each of the years reported herein are not necessarily indicative of results of operations of the entire year.

These consolidated condensed financial statements should be read in conjunction with the Consolidated Financial Statements and related Notes to Consolidated Financial Statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, filed with the SEC on February 21, 2014.

Recently Adopted Accounting Pronouncements. In July 2012, the FASB issued ASU 2012-02 “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment.” ASU 2012-02 gives an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances indicates that it is more likely than not that indefinite-lived intangible assets other than goodwill are impaired, before being required to complete a quantitative impairment test. If an entity concludes, after assessing the totality of qualitative factors, that it is more likely than not that the indefinite-lived intangible assets are not impaired, then it is not required to complete a quantitative impairment test whereby the fair value of the indefinite-lived intangible asset would be determined and compared with the carrying amount of the intangible asset. The amendments in this update are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, and early adoption is permitted. The adoption of ASU 2012-02 in the first quarter of 2013 did not have a material impact on Lorillard’s financial position or results of operations, but may impact the manner in which Lorillard assesses indefinite-lived intangible assets for impairment.

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

The results of operations of blu eCigs are included in our consolidated financial statements beginning as of April 24, 2012. Lorillard’s consolidated revenues include $49 million and $57 million of sales of blu eCigs during the three months ended March 31, 2014 and 2013, respectively. blu eCigs had operating (loss) income of $(2) million and $7 million during the three months ended March 31, 2014 and 2013, respectively.

The fair values of the assets acquired and liabilities assumed at the date of acquisition are summarized below (in millions):

Assets acquired:
Current assets:
Accounts receivable	$2
Inventories	15

Total current assets	17

Goodwill	64
Intangible assets	58

Total assets	139

Liabilities assumed:
Current liabilities:
Accounts and drafts payable	4

Purchase price	$135

On October 1, 2013, Lorillard acquired certain assets and operations of SKYCIG, a United Kingdom (“UK”)-based electronic cigarette (e-cigarette) business for approximately £28 million (approximately $46 million) in cash paid at closing and contingent consideration of up to an additional £30 million (approximately $49 million at October 1, 2013 exchange rates) to be paid in 2016 based on the achievement of certain financial performance benchmarks.

The results of operations of SKYCIG are included in our consolidated financial statements beginning as of October 1, 2013. Lorillard’s consolidated revenues include $2 million of sales of SKYCIG during the three months ended March 31, 2014. SKYCIG had an operating loss of $9 million during the three months ended March 31, 2014.

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

Cigarette inventories (including leaf tobacco, manufactured stock and materials and supplies) are valued at the lower of cost, determined on a last-in, first-out (“LIFO”) basis, or market. Electronic cigarette inventories of $74 million and $85 million included in manufactured stock as of March 31, 2014 and December 31, 2013, respectively, are valued at the lower of cost, determined on a first-in, first-out (“FIFO”) basis, or market. Inventories consisted of the following:

	March 31, 2014	December 31, 2013
	(In millions)
Leaf tobacco	$367	$349
Manufactured stock	180	143
Material and supplies	5	7

	$552	$499

If the average cost method of accounting was used for inventories valued on a LIFO basis, inventories would be greater by approximately $274 million and $264 million at March 31, 2014 and December 31, 2013, respectively.

4.	Other Current Assets

Other current assets were as follows:

	March 31, 2014	December 31, 2013
	(In millions)
Appeal bonds	$17	$7
Deposits	1	2
Other current assets	9	14

Total	$27	$23

5.	Plant and Equipment, Net

Plant and equipment is stated at historical cost and consisted of the following:

	March 31, 2014	December 31, 2013
	(In millions)
Land	$3	$3
Buildings	105	104
Equipment	671	684

Total	779	791
Accumulated depreciation	(468)	(475)

Plant and equipment, net	$311	$316

Depreciation expense was $13 million, and $11 million for the three months ended March 31, 2014 and 2013, respectively.

6.	Goodwill and Intangible Assets

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

There were no changes in blu eCigs goodwill during the three months ended March 31, 2014.

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

There were no changes in goodwill during the three months ended March 31, 2014.

Intangible Assets

	Weighted Average Amortization Period	Cost	Accumulated Amortization	Net Carrying Amount
(Dollars in millions)
Amortizable intangible assets:
blu eCigs Non-compete Agreement and Technology	5 years	$1	$1	$—
SKYCIG Non-compete Agreement and Customer List	5 years	2	—	2
SKYCIG trademark and trade name	18 months	34	12	22

Amortizable intangible assets, net				24
Indefinite-lived intangible assets:
blu eCigs trademark and trade name				57

Intangible assets, net				$81

Intangible assets are amortized using the straight-line method.

7.	Other Assets

Other assets were as follows:

	March 31, 2014	December 31, 2013
	(In millions)
Debt issuance costs	$25	$26
Interest rate swaps	61	60
Prepaid pension	59	55
Other prepaid assets	10	10

Total	$155	$151

8.	Accrued Liabilities

Accrued liabilities were as follows:

	March 31, 2014	December 31, 2013
	(In millions)
Legal fees	$42	$29
Salaries and other compensation	24	20
Medical and other employee benefit plans	33	30
Consumer rebates	100	78
Sales promotion	26	29
Accrued vendor charges	2	3
Excise and other taxes	89	57
Accrued interest	60	34
Litigation related accruals	42	42
Other accrued liabilities	30	55

Total	$448	$377

9.	Commitments

At March 31, 2014, Lorillard Tobacco had contractual obligations to purchase leaf tobacco of approximately $81 million and to purchase machinery of approximately $62 million between April 1, 2014 and March 31, 2015.

At March 31, 2014, blu eCigs had contractual purchase obligations of approximately $6 million. These purchase obligations related primarily to agreements to purchase inventory between April 1, 2014 and March 31, 2015.

At March 31, 2014, SKYCIG did not have any contractual purchase obligations.

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

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2014, were as follows:

(In millions)	Level 1	Level 2	Level 3	Total
Cash and Cash Equivalents:
Prime money market funds	$1,535	$—	$—	$1,535

Total cash and cash equivalents	$1,535	$—	$—	$1,535

Short-term investments:
Corporate debt securities	$—	$156	$—	$156
U.S. Government agency obligations	—	70	—	70
Commercial paper	—	32	—	32
International government obligations	—	39	—	39

Total short-term investments	$—	$297		$297

Long-term investments:
Corporate debt securities	$—	$142	$—	$142
U.S. Government agency obligations	—	49	—	49

Total long-term investments	$—	$191	$—	$191

Derivative Asset:
Interest rate swaps – fixed to floating rate	$—	$61	$—	$61

Other liabilities:
SKYCIG earn out liability	$—	$—	$25	$25

Assets and liabilities measured at fair value on a recurring basis at December 31, 2013 were as follows:

(In millions)	Level 1	Level 2	Level 3	Total
Cash and Cash Equivalents:
Prime money market funds	$1,454	$—	$—	$1,454

Total cash and cash equivalents	$1,454	$—	$—	$1,454

Short-term investments:
Corporate debt securities	$—	$63	$—	$63
U.S. Government agency obligations	—	59	—	59
Commercial paper	—	22	—	22
International government obligations	—	13	—	13

Total short-term investments	$—	$157	$—	$157

Long-term investments:
Corporate debt securities	$—	$86	$—	$86
U.S. Government agency obligations	—	7	—	7

Total long-term investments	$—	$93	$—	$93

Derivative Asset:
Interest rate swaps – fixed to floating rate	$—	$60	$—	$60

Other liabilities:
SKYCIG earn out liability	$—	$—	$25	$25

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

There were no transfers between levels within the fair value hierarchy. There were no Level 3 purchases, sales, issuances or settlements of these assets and liabilities for the three months ended March 31, 2014 or the three months ended March 31, 2013.

Proceeds from sales, maturities and calls of available for sale securities were $59 million for the three months ended March 31, 2014. There were no proceeds from sales, maturities and calls of available for sale securities for the three months ended March 31, 2013. For the three months ended March 31, 2014, realized gains and losses on sales, maturities and calls of available for sale securities were not material. There were no realized gains and losses on sales, maturities and calls of available for sale securities for the three months ended March 31, 2013.

The fair value of the SKYCIG earn out liability (the “Earn Out”), classified as Level 3 was determined utilizing a discounted cash flows approach using various probability-weighted SKYCIG 2015 financial performance scenarios, upon which the ultimate earn out liability to be paid in 2016 will be based. Significant unobservable inputs used in calculating the fair value of the Earn Out include various SKYCIG financial performance scenarios, the probability of achieving those scenarios, and the discount rate. Based upon this calculation, the fair value of the Earn Out was determined to be £15 million (approximately $25 million), as of the date of the acquisition (October 1, 2013) and March 31, 2014. The amount of the Earn Out that will be ultimately paid in 2016 could range from £0 to £30 million (approximately $0 to $50 million at March 31, 2014 exchange rates). Changes in the fair value of the Earn Out are recorded as a component of selling, general and administrative expenses of the Electronic Cigarettes segment. There was no change in the fair value of the Earn Out during the three months ended March 31, 2014. See Note 2, “Acquisitions” for additional information related to the acquisition of SKYCIG.

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

As of March 31, 2014, Lorillard was in compliance with all financial covenants and there were no borrowings under the Revolver.

12.	Long-Term Debt

Long-term debt consisted of the following:

	March 31, 2014	December 31, 2013
	(In millions)
2016 Notes - 3.500% Notes due 2016	$500	$500
2017 Notes - 2.300% Notes due 2017	500	500
2019 Notes - 8.125% Notes due 2019	811	810
2020 Notes - 6.875% Notes due 2020	750	750
2023 Notes - 3.750% Notes due 2023	500	500
2040 Notes - 8.125% Notes due 2040	250	250
2041 Notes - 7.000% Notes due 2041	250	250

Total long-term debt	$3,561	$3,560

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

The interest rate payable on the 2019 Notes is subject to incremental increases from 0.25% to 2.00% in the event either Moody’s Investors Services, Inc. (“Moody’s”), Standard & Poor’s Ratings Services (“S&P”) or both

Moody’s and S&P downgrade the 2019 Notes below investment grade (Baa3 and BBB- for Moody’s and S&P, respectively). As of March 31, 2014, our debt ratings were Baa2 and BBB- with Moody’s and S&P, respectively, both of which are investment grade.

Upon the occurrence of a change of control triggering event, Lorillard Tobacco would be required to make an offer to repurchase the Notes at a price equal to 101% of the aggregate principal amount of the Notes, plus accrued interest. A “change of control triggering event” occurs when there is both a “change of control” (as defined in the Supplemental Indentures) and the Notes cease to be rated investment grade by both Moody’s and S&P within 60 days of the occurrence of a change of control or public announcement of the intention to effect a change of control. The Notes are not entitled to any sinking fund and are not redeemable prior to maturity. The Notes contain covenants that restrict liens and sale and leaseback transactions, subject to a limited exception. At March 31, 2014 and December 31, 2013, the carrying value of the Notes was $3.561 billion and $3.560 billion, respectively, and the estimated fair value was $3.932 billion and $3.872 billion, respectively. The fair value of the Notes is based on market pricing. The fair value of the Notes, classified as Level 1, utilized quoted prices in active markets.

13.	Derivative Instruments

In September 2009, Lorillard Tobacco entered into interest rate swap agreements, which the Company guaranteed, with a total notional amount of $750 million to modify its exposure to interest rate risk by effectively converting the interest rate payable on the 2019 Notes from a fixed rate to a floating rate. Under the agreements, Lorillard Tobacco receives interest based on a fixed rate of 8.125% and pays interest based on a floating one-month LIBOR rate plus a spread of 4.625%. The variable rates were 4.781% and 4.793% as of March 31, 2014 and December 31, 2013, respectively. The agreements expire in June 2019. The interest rate swap agreements qualify for hedge accounting and were designated as fair value hedges. Under the swap agreements, Lorillard Tobacco receives a fixed rate settlement and pays a variable rate settlement with the difference recorded in interest expense. That difference reduced interest expense by $6 million for the three months ended March 31, 2014 and 2013.

For derivatives designated as fair value hedges, which relate entirely to hedges of long-term debt, changes in the fair value of the derivatives are recorded in other assets or other liabilities with an offsetting adjustment to the carrying amount of the hedged debt. At March 31, 2014 and December 31, 2013, the adjusted carrying amounts of the hedged debt were $811 million and $810 million, respectively and the amounts included in other assets were $61 million and $60 million, respectively.

If our debt rating is downgraded below Ba2 by Moody’s or BB by S&P, the swap agreements will terminate and we will be required to settle them in cash before their expiration date. As of March 31, 2014, our debt ratings were Baa2 and BBB- with Moody’s and S&P, respectively, both of which are above the ratings at which settlement of our derivative contracts would be required.

14.	Earnings Per Share

Basic and diluted earnings per share (“EPS”) were calculated using the following:

	Three Months Ended March 31,
	2014	2013
	(In millions)
Numerator:
Net income, as reported	$271	$328
Less: Net income attributable to participating securities	(1)	(1)

Net income available to common shareholders	$270	$327

Denominator:

Basic EPS- weighted average shares	362.12	378.62
Effect of dilutive securities:
Stock Options and SARS	0.59	0.80

Diluted EPS- adjusted weighted average shares and assumed conversions	362.71	379.42

Earnings Per Share:
Basic	$0.75	$0.86
Diluted	$0.74	$0.86

No options to purchase shares of common stock were excluded from the diluted earnings per share calculation because their effect would be anti-dilutive for the three months ended March 31, 2014 or 2013.

15.	Retirement Plans

Lorillard has defined benefit pension, postretirement benefits, profit sharing and savings plans for eligible employees.

Net periodic benefit cost components were as follows:

	Three Months Ended March 31,
Pension Benefits	2014	2013
	(In millions)
Service cost	$6	$7
Interest cost	14	13
Expected return on plan assets	(22)	(21)
Amortization of net loss	2	5
Amortization of prior service cost	1	1

Net periodic benefit cost	$1	$5

	Three Months Ended March 31,
Other Postretirement Benefits	2014	2013
	(In millions)
Service cost	$2	$2
Interest cost	2	2

Net periodic benefit cost	$4	$4

Lorillard expects to contribute $1 million to its pension plans and $15 million to its other postretirement benefit plans in 2014, of which $3 million had been contributed to the postretirement benefit plans as of March 31, 2014.

16.	Share Repurchase Programs

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

During the first quarter of 2014, the Company repurchased approximately 3 million shares for $158 million at an average purchase price of $49.24 per share under the 2013 Program.

As of March 31, 2014, total shares repurchased under share repurchase programs authorized by the Board since the separation from Loews in 2008 were as follows:

Program	Amount Authorized	Number of Shares Repurchased
	(In millions)	(In millions)

July 2008 – October 2008	$400	17.6
May 2009 – July 2009	250	11.0
July 2009 – January 2010	750	29.3
February 2010 – May 2010	250	9.8
August 2010 * – August 2011	1,400	45.1
August 2011 – February 2012	750	20.1
August 2012 – January 2013	500	12.7
March 2013 **–	1,000	18.4

Total	$5,300	164.0

*	As amended on May 19, 2011
**	As amended on May 21, 2013

17.	Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss during the period consisted of the following:

	Defined Benefit Pension and Post-Retirement Plan Items	Foreign Currency	Total
		(In millions)
Beginning balance, January 1, 2014	$131	$(1)	$130
Pension and post-retirement plan actuarial gains and prior service cost	(2)	—	(2)
Foreign currency translation adjustments	—	(1)	(1)

Ending balance March 31, 2014	$129	$(2)	$127

Reclassifications out of accumulated other comprehensive loss during the period were as follows:

	Amount Reclassified from Accumulated Other Comprehensive Loss	Affected Line Item in the Consolidated Statements of Income
	(In millions)
Amortization of defined benefit pension items:
Prior service costs	$(1)	(A)
Actuarial loss	(2)	(A)

	(3)	Total before tax
	1	Income tax benefit

Total reclassifications for the period	$(2)	Net of tax

(A)	These accumulated comprehensive loss components are included in the computation of net periodic pension cost (see Note 15, “Retirement Plans,” for additional details), which is included in cost of sales and selling, general and administrative expenses.

18.	Segment Information

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

	As of or For the Three Months Ended March 31, 2014
	Cigarettes	Electronic Cigarettes	Consolidating Adjustments	Total Lorillard
(In millions)
Net sales	$1,541	$51	$—	$1,592
Cost of sales	938	35	—	973

Gross profit	603	16	—	619
Selling, general and administrative	120	27	—	147

Operating income (loss)	$483	$(11)	$—	$472

Depreciation and amortization	$13	$6	$—	$19
Total assets	$3,702	$335	$(125)	$3,912
Capital expenditures	$8	$—	$—	$8

	As of or For the Three Months Ended March 31, 2013
	Cigarettes	Electronic Cigarettes	Consolidating Adjustments	Total Lorillard
(In millions)
Net sales	$1,520	$57	$—	$1,577
Cost of sales	828	36	—	864

Gross profit	692	21	—	713
Selling, general and administrative	138	14	—	152

Operating income	$554	$7	$—	$561

Depreciation and amortization	$11	$—	$—	$11
Total assets	$3,658	$216	$(125)	$3,749
Capital expenditures	$7	$—	$—	$7

19.	Consolidating Financial Information

In June 2009, April 2010, August 2011, August 2012 and May 2013, Lorillard Tobacco, as primary obligor, issued the Notes, which are unconditionally guaranteed in full by the Company for the payment and performance of Lorillard Tobacco’s obligation in connection therewith (see Note 12 for a description of the Notes).

The following sets forth the condensed consolidating balance sheets as of March 31, 2014 and December 31, 2013, condensed consolidating statements of income for the three months ended March 31, 2014 and 2013, condensed consolidating statements of comprehensive income for the three months ended March 31, 2014 and 2013, and condensed consolidating statements of cash flows for the three months ended March 31, 2014 and 2013 for the Company as parent guarantor (herein referred to as “Parent”), Lorillard Tobacco (herein referred to as “Issuer”) and all other non-guarantor subsidiaries of the Company and Lorillard Tobacco. These condensed consolidating financial statements were prepared in accordance with Rule 3-10 of SEC Regulation S-X, “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered.” Lorillard accounts for investments in these subsidiaries under the equity method of accounting.

Condensed Consolidating Balance Sheets

March 31, 2014

(In millions)

	Parent	Issuer	Non- guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Assets:
Cash and cash equivalents	$182	$991	$362	$—	$1,535
Short term investments	—	297	—	—	297
Accounts receivable, less allowances of $4	—	12	14	—	26
Other receivables (1)	1	29	93	(90)	33
Inventories	—	478	74	—	552
Deferred income taxes	—	541	5	—	546
Other current assets	—	23	4	—	27

Total current assets	183	2,371	552	(90)	3,016
Investment in subsidiaries	—	303	—	(303)	—
Plant and equipment, net	—	310	1	—	311
Long term investments	—	191	—	—	191
Goodwill	—	—	102	—	102
Intangible assets	—	—	81	—	81
Deferred income taxes	—	50	6	—	56
Other assets	125	155	—	(125)	155

Total assets	$308	$3,380	$742	$(518)	$3,912

Liabilities and Shareholders’ Equity (Deficit):
Accounts and drafts payable	$—	$25	$4	$—	$29
Accrued liabilities (1)	—	524	14	(90)	448
Settlement costs	—	1,508	—	—	1,508
Income taxes	2	43	89	—	134

Total current liabilities	2	2,100	107	(90)	2,119
Long-term debt	—	3,561	—	—	3,561
Investment in subsidiaries	2,467	—	—	(2,467)	—
Postretirement pension, medical and life insurance benefits	—	306	—	—	306
Other liabilities	—	46	166	(125)	87

Total liabilities	2,469	6,013	273	(2,682)	6,073

Shareholders’ Equity (Deficit):
Common stock	4	—	—	—	4
Additional paid-in capital	267	141	177	(318)	267
Retained earnings/accumulated (deficit)	(1,391)	(2,645)	291	2,354	(1,391)
Accumulated other comprehensive income (loss)	(127)	(129)	1	128	(127)
Treasury stock	(914)	—	—	—	(914)

Total shareholders’ equity (deficit)	(2,161)	(2,633)	469	2,164	(2,161)

Total liabilities and shareholders’ equity (deficit)	$308	$3,380	$742	$(518)	$3,912

(1)	Includes intercompany royalties between Issuer and Non-guarantor Subsidiaries of a corresponding amount.

Condensed Consolidating Balance Sheets

December 31, 2013

(In millions)

	Parent	Issuer	Non- guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Assets:
Cash and cash equivalents	$341	$1,002	$111	$—	$1,454
Short term investments	—	157	—	—	157
Accounts receivable, less allowances of $3	—	8	11	—	19
Other receivables (1)	—	24	93	(88)	29
Inventories	—	412	87	—	499
Deferred income taxes	—	549	6	—	555
Other current assets	—	19	4	—	23

Total current assets	341	2,171	312	(88)	2,736
Investment in subsidiaries	—	148	—	(148)	—
Plant and equipment, net	—	315	1	—	316
Long term investments	—	93	—	—	93
Goodwill	—	—	102	—	102
Intangible assets	—	—	87	—	87
Deferred income taxes	—	48	3	—	51
Other assets	125	151	—	(125)	151

Total assets	$466	$2,926	$505	$(361)	$3,536

Liabilities and Shareholders’ Equity (Deficit):
Accounts and drafts payable	$—	$37	$5	$—	$42
Accrued liabilities (1)	13	434	14	(84)	377
Settlement costs	—	1,224	—	—	1,224
Income taxes	1	11	—	(4)	8

Total current liabilities	14	1,706	19	(88)	1,651
Long-term debt	—	3,560	—	—	3,560
Investment in subsidiaries	2,516	—	—	(2,516)	—
Postretirement pension, medical and life insurance benefits	—	305	—	—	305
Other liabilities	—	44	165	(125)	84

Total liabilities	2,530	5,615	184	(2,729)	5,600

Shareholders’ Equity (Deficit):
Common stock	4	—	—	—	4
Additional paid-in capital	256	130	177	(307)	256
Retained earnings/accumulated (deficit)	(1,438)	(2,688)	143	2,545	(1,438)
Accumulated other comprehensive income (loss)	(130)	(131)	1	130	(130)
Treasury stock	(756)	—	—	—	(756)

Total shareholders’ equity (deficit)	(2,064)	(2,689)	321	2,368	(2,064)

Total liabilities and shareholders’ equity (deficit)	$466	$2,926	$505	$(361)	$3,536

(1)	Includes intercompany royalties between Issuer and Non-guarantor Subsidiaries of a corresponding amount.

Condensed Consolidating Statements of Income

For the Three Months Ended March 31, 2014

(In millions)

	Parent	Issuer	Non- guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated

Net sales (including excise taxes of $445) (1)	$—	$1,541	$303	$(252)	$1,592
Cost of sales (including excise taxes of $445)	—	938	35	—	973

Gross profit	—	603	268	(252)	619
Selling, general and administrative (1)	—	371	28	(252)	147

Operating income	—	232	240	—	472
Investment income	—	8	—	—	8
Interest expense	1	(45)	(1)	—	(45)

Income before income taxes	1	195	239	—	435
Income taxes	—	72	92	—	164
Equity in earnings of subsidiaries	270	156	—	(426)	—

Net income	$271	$279	$147	$(426)	$271

(1)	Includes intercompany royalties between Issuer and Non-guarantor Subsidiaries of a corresponding amount.

Condensed Consolidating Statements of Income

For the Three Months Ended March 31, 2013

(In millions)

	Parent	Issuer	Non- guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated

Net sales (including excise taxes of $455) (1)	$—	$1,520	$308	$(251)	$1,577
Cost of sales (including excise taxes of $455)	—	828	36	—	864

Gross profit	—	692	272	(251)	713
Selling, general and administrative (1)	—	388	15	(251)	152

Operating income	—	304	257	—	561
Investment income	—	1	—	—	1
Interest expense	1	(41)	(1)	—	(41)

Income before income taxes	1	264	256	—	521
Income taxes	—	97	96	—	193
Equity in earnings of subsidiaries	327	156	—	(483)	—

Net income	$328	$323	$160	$(483)	$328

(1)	Includes intercompany royalties between Issuer and Non-guarantor Subsidiaries of a corresponding amount.

Condensed Consolidating Statements of Comprehensive Income

For the Three Months Ended March 31, 2014

(In millions)

	Parent	Issuer	Non-guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated

Net income	$271	$279	$147	$(426)	$271

Other comprehensive income, net of tax:
Defined benefit retirement plans gain, net of tax expense of $1	2	2	—	(2)	2
Foreign currency translation adjustments, net of tax expense of $1	1	—	1	(1)	1

Other comprehensive income	3	2	1	(3)	3

Comprehensive income	$274	$281	$148	$(429)	$274

Condensed Consolidating Statements of Comprehensive Income

For the Three Months Ended March 31, 2013

(In millions)

	Parent	Issuer	Non- guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated

Net income	$328	$323	$160	$(483)	$328

Other comprehensive income, net of tax:
Defined benefit retirement plan gains, net of tax expense of $2	—	4	—	—	4

Comprehensive income	$328	$327	$160	$(483)	$332

Condensed Consolidating Statements of Cash Flows

For the Three Months Ended March 31, 2014

(In millions)

	Parent	Issuer	Non-guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net income	$271	$279	$147	$(426)	$271
Adjustments to reconcile to net cash provided by operating activities:
Equity income from subsidiaries	(270)	(156)	—	426	—
Depreciation and amortization	—	13	6	—	19
Pension, health and life insurance contributions	—	(3)	—	—	(3)
Pension, health and life insurance benefits expense	—	5	—	—	5
Deferred income taxes	—	5	(2)	—	3
Share-based compensation	—	5	—	—	5
Excess tax benefits from share-based arrangements	—	(6)	—	—	(6)
Changes in operating assets and liabilities:
Accounts and other receivables	(1)	(9)	(7)	6	(11)
Inventories	—	(66)	13	—	(53)
Accounts payable and accrued liabilities	(13)	77	—	(6)	58
Settlement costs	—	284	—	—	284
Income taxes	1	40	92	—	133
Other current assets	—	(4)	2	—	(2)
Return on investment in subsidiaries	235	—	—	(235)	—

Net cash provided by (used in) operating activities	223	464	251	(235)	703

Cash flows from investing activities:
Purchases of investments	—	(297)	—	—	(297)
Additions to plant and equipment	—	(8)	—	—	(8)
Sales, maturities and calls of investments	—	59	—	—	59

Net cash provided by (used in) investing activities	—	(246)	—	—	(246)

Cash flows from financing activities:
Dividends paid	(224)	(235)	—	235	(224)
Shares repurchased	(158)	—	—	—	(158)
Excess tax benefits from share-based arrangements	—	6	—	—	6

Net cash provided by (used in) financing activities	(382)	(229)	—	235	(376)

Change in cash and cash equivalents	(159)	(11)	251	—	81
Cash and cash equivalents, beginning of year	341	1,002	111	—	1,454

Cash and cash equivalents, end of year	$182	$991	$362	$—	$1,535

Condensed Consolidating Statements of Cash Flows

For the Three Months Ended March 31, 2013

(In millions)

	Parent	Issuer	Non- guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net income	$328	$323	$160	$(483)	$328
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity income from subsidiaries	(327)	(156)	—	483	—
Depreciation and amortization	—	11	—	—	11
Pension and other postretirement benefits contributions	—	(12)	—	—	(12)
Pension and other postretirement benefits expense	—	9	—	—	9
Deferred income taxes	(1)	1	—	—	—
Share-based compensation	—	4	—	—	4
Excess tax benefits from share-based payment arrangements	—	(3)	—	—	(3)
Changes in operating assets and liabilities:
Accounts and other receivables	—	(2)	(25)	22	(5)
Inventories	—	(48)	12	—	(36)
Accounts payable and accrued liabilities	(8)	74	3	(22)	47
Settlement costs	—	173	—	—	173
Income taxes	—	82	97	—	179
Other current assets	—	4	(2)	—	2
Other assets	—	2	—	—	2
Return on investment in subsidiaries	335	—	—	(335)	—

Net cash provided by (used in) operating activities	327	462	245	(335)	699

Cash flows from investing activities:
Additions to plant and equipment	—	(7)	—	—	(7)
Cash flows from financing activities:
Dividends paid	(209)	(335)	—	335	(209)
Shares repurchased	(149)	—	—	—	(149)
Excess tax benefits from share-based payment arrangements	—	3	—	—	3

Net cash (used in) provided by financing activities	(358)	(332)	—	335	(355)

Change in cash and cash equivalents	(31)	123	245	—	337
Cash and cash equivalents, beginning of year	150	1,471	99	—	1,720

Cash and cash equivalents, end of period	$119	$1,594	$344	$—	$2,057

20.	Legal Proceedings

Overview

As of April 21, 2014, 7,572 product liability cases are pending against cigarette manufacturers in the United States. Lorillard Tobacco is a defendant in 6,644 of these cases. Lorillard, Inc. is a co-defendant in 653 pending cases, and is a defendant in one case in which Lorillard Tobacco is not a defendant. A total of 4,009 of these lawsuits are Engle Progeny Cases, described below. In addition to the product liability cases, Lorillard Tobacco and, in some instances, Lorillard, Inc., are defendants in Filter Cases and Tobacco-Related Antitrust Cases.

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

Type of Case	Total Number of Cases Pending against Lorillard as of April 21, 2014

Conventional Product Liability Cases	24
Engle Progeny Cases	4,009
West Virginia Individual Personal Injury Cases	38
Flight Attendant Cases	2,572
Class Action Cases	1
Reimbursement Cases	1
Filter Cases	64
Tobacco-Related Antitrust Cases	1

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

Engle Progeny Cases. Engle Progeny Cases are brought by individuals who purport to be members of the decertified Engle class. These cases are pending in a number of Florida courts. Lorillard Tobacco is a defendant in 4,008 of the Engle Progeny Cases listed in the above table. Lorillard, Inc. is a co-defendant in 649 Engle Progeny Cases, and is a defendant in one case in which Lorillard Tobacco is not a defendant. The time period for filing Engle Progeny Cases expired in January 2008 and no additional cases may be filed. Some of the Engle Progeny Cases were filed on behalf of multiple class members. Some of the courts hearing the cases filed by multiple class members have severed these suits into separate individual cases. It is possible the remaining suits filed by multiple class members may also be severed into separate individual cases.

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

Class Action Cases. Class Action Cases are purported to be brought on behalf of large numbers of individuals for damages allegedly caused by smoking. Lorillard Tobacco but not Lorillard, Inc. is a defendant in the Class Action Case listed in the above table. Neither Lorillard Tobacco nor Lorillard, Inc. is a defendant in additional Class Action Cases that are pending against other cigarette manufacturers, including approximately 18 “lights” Class Action Cases and two Class Action Cases that seek court- supervised medical monitoring programs.

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

Filter Cases. Filter Cases are brought by individuals, including former employees of a predecessor of Lorillard Tobacco, who seek damages resulting from their alleged exposure to asbestos fibers that were incorporated into filter material used in one brand of cigarettes manufactured by Lorillard for a limited period of time ending more than 50 years ago. Lorillard Tobacco is a defendant in 63 of the 64 Filter Cases listed in the above table. Lorillard, Inc. is a co-defendant in one of the 63 Filter Cases that are pending against Lorillard Tobacco. Lorillard, Inc. is also a defendant in one additional Filter Case in which Lorillard Tobacco is not a defendant.

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

Tobacco-Related Product Liability Litigation

Conventional Product Liability Cases

Since January 1, 2010, verdicts have been returned in eleven Conventional Product Liability Cases against cigarette manufacturers. Lorillard Tobacco was the only defendant in one of these eleven trials, Evans v. Lorillard Tobacco Company (Superior Court, Suffolk County, Massachusetts). Lorillard Tobacco paid $79 million in compensatory damages and interest in the Evans case in October 2013. This charge was reflected in selling, general and administrative expense for the third quarter 2013 and the case is concluded.

Neither Lorillard Tobacco nor Lorillard, Inc. was a defendant in the ten other trials since January 1, 2010. Juries found in favor of the plaintiffs and awarded compensatory damages in four of these trials and also awarded $4.0 million in punitive damages in one of these trials. Defendants appealed the verdicts in three of these trials. The verdict in the first case was affirmed on appeal in July 2013; judgment has since been satisfied and this case is concluded. As of April 21, 2014 the appeal in the second case remains pending. In September 2013, an agreement was reached between the parties in the third case and no further appellate review will be taken. Satisfaction of judgment has been filed and this case is concluded. An appeal is pending in the fourth case. The plaintiff in another case was awarded $25 million in punitive damages in a retrial ordered by an appellate court in which the jury was permitted to consider only the amount of punitive damages to award. Defendant’s appeal of the judgment in this case remains pending. Juries found in favor of the defendants in the five other trials. Three of these five cases have concluded. Plaintiffs in two of the cases did not pursue appeals. Plaintiff in the third case noticed an appeal, which was affirmed in February 2013, and then did not seek any further review. In December 2012, the Court granted a post-trial motion for a new trial filed by the plaintiff in the fourth case, however, the defendant’s motion for reconsideration was granted by the Court, and a new order was entered which denied plaintiff’s motion for a new trial. The plaintiff filed a petition for review of this decision with the Alaska Supreme Court, which was denied in April 2013. Plaintiff’s appeal of the order denying the motion for a new trial remains pending. The plaintiff in the fifth case filed a motion for a new trial, which was denied in August 2013. This case is currently on appeal.

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

As of April 21, 2014, there were five cases scheduled for trial in 2014. As of April 21, 2014, Lorillard Tobacco is a defendant in two of these cases. Lorillard, Inc. is not a defendant in any of these cases. Trial dates are subject to change.

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

Engle Progeny Cases are pending in various Florida state and federal courts. Some of the Engle Progeny Cases were filed on behalf of multiple plaintiffs. Various courts have entered orders severing the cases filed by multiple plaintiffs into separate actions. In 2009, one Florida federal court entered orders that severed the claims of approximately 4,400 Engle Progeny plaintiffs, initially asserted in a small number of multi-plaintiff actions, into separate lawsuits. In some cases, spouses or children of alleged former class members have also brought derivative claims. In 2011, approximately 500 cases that were among the 4,400 cases severed into separate lawsuits in 2009, filed by family members of alleged former class members, were combined with the cases filed by the smoker from which the family members’ claims purportedly derived. On August 1, 2013, Judge William G. Young of the District of Massachusetts took over responsibility for the Engle cases in the Middle District of Florida, Jacksonville Division. Judge Young issued an order that day that called for three groups of cases to be prepared for trial on the following schedule: approximately 50 cases to be made trial ready by January 2, 2014, approximately 107 cases to be made trial ready by May 2014, and approximately 120 cases to be made trial ready by September 2, 2014. On January 17, 2014, Judge Young issued an order calling for an additional three groups of cases to be prepared for trial on the following schedule: approximately 200 cases to be made trial ready by January 2, 2015, approximately 150 cases to be made trial ready by April 1, 2015, and approximately 150 cases to be made trial ready by July 1, 2015. Since the issuance of these orders, 125 of the cases to be prepared for trial have been dismissed in their entirety, and Lorillard Tobacco has been dismissed from an additional three cases involving other defendants. These cases have either been voluntarily dismissed or resolved. On April 15, 2014, the Court granted a motion to withdraw filed by counsel for plaintiffs in 49 of the cases that are to be made trial ready pursuant to the Court’s January 17, 2014 order. The plaintiffs in these 49 cases have six months to come forward in order to avoid dismissal.

Since January 2010 and through April 21, 2014, the United States District Court for the Middle District of Florida has dismissed a total of approximately 3,391 cases. In some instances, the plaintiffs whose cases were dismissed also were pursuing cases pending in other courts. In other instances, the attorneys who represented the plaintiffs asked the court to enter dismissal orders because they were no longer able to contact their clients. In January 2013, the Court granted a motion by defendants and dismissed approximately 520 cases in which the plaintiffs were deceased at the time their personal injury lawsuits were filed. Plaintiffs appealed the dismissal of these 520 cases to the United States Court of Appeal for the Eleventh Circuit, and as of April 21, 2014, this appeal remains pending. In June 2013, the Court dismissed an additional approximately 440 cases for a variety of reasons. Plaintiffs have appealed the dismissal of approximately 70 of these cases, in which the plaintiffs were deceased at the time their personal injury lawsuits were filed or where the cases were barred by the statute of limitations. The Court granted plaintiffs’ motion to consolidate the appeals from the January and June orders dismissing these groups of federal cases. Other courts, including state courts, have entered orders dismissing additional cases.

Various intermediate state and federal Florida appellate courts have issued rulings that address the scope of the preclusive effect of the findings from the first phase of the Engle trial, including whether those findings relieve plaintiffs from the burden of proving certain legal elements of their claims. The Florida Supreme Court granted review in the Douglas case, in which a verdict awarding compensatory damages to the plaintiff was affirmed by an intermediate state Florida appellate court, to address the issue of whether a tobacco manufacturer’s due process rights are violated by reliance upon the Engle Phase I findings. On March 14, 2013, the Florida Supreme Court ruled that application of the Engle Phase I findings to establish certain elements of plaintiffs’ claims is not a violation of the Engle defendants’ due process rights. In order to prevail on either strict liability or negligence claims, the Court found that an Engle plaintiff must establish (i) membership in the Engle class; (ii) that addiction to smoking the Engle defendants’ cigarettes containing nicotine was a legal cause of the injuries the plaintiff alleged; and (iii) damages. On August 12, 2013, defendants filed a petition with the United States Supreme Court seeking review of the Florida Supreme Court’s decision. This petition for review was denied on October 7, 2013. The due process issue was also on appeal in the United States Court of Appeals for the Eleventh Circuit in two cases that had been consolidated for appeal: Duke and Walker. On September 6, 2013, the United States Court of Appeals for the Eleventh Circuit affirmed the verdicts in these cases, holding that the judgment of the Florida Supreme Court in Douglas should be given full faith and credit, and that deference to the decision in Douglas did not violate the due process rights of the defendant. The defendant filed a petition for rehearing of the decision in Duke and Walker with the United States Court of Appeals for the Eleventh Circuit in October 2013. On October 31, 2013, the United States Court of Appeals for the Eleventh Circuit vacated and reconsidered its original opinion. The Court entered a new opinion that is substantively similar to the original opinion. On November 7, 2013, the Court denied defendant’s petition for rehearing. On November 13, 2013, the defendant filed a second petition, seeking review of the October 31, 2013 opinion. On January 6, 2014, the Court denied this petition. On March 28, 2014, the defendant in Duke and Walker filed a petition with the United States Supreme Court seeking to answer the question of whether the Engle Phase I findings can be applied to establish certain elements of plaintiffs’ claims. On the same date, defendants filed similar petitions in the Brown case (an appeal from a Florida state court trial), as well as in eight other state court cases, including two cases in which Lorillard Tobacco is a defendant (Mrozek and Sury, discussed below). The defendants have requested that these petitions be held pending disposition of the Duke, Walker, and Brown cases, and resolved in a similar manner. On April 4, 2014, the Court directed that plaintiffs file responses to the petitions.

Various courts, including appellate courts, have issued rulings that have addressed the conduct of the cases prior to trial. One intermediate state appellate court ruled in 2011 that plaintiffs are permitted to assert a claim against a cigarette manufacturer even if the smoker did not smoke a brand produced by that manufacturer. Defendants’ petition for review of this decision by the Florida Supreme Court was denied in August 2012. In March 2012, another intermediate state appellate court agreed with the 2011 ruling and reversed dismissals in a group of cases. In June and July 2013, the Florida Supreme Court denied defendants’ petitions for review of the intermediate appellate court’s decision in these cases. These rulings may limit the ability of the defendants, including Lorillard Tobacco and Lorillard, Inc., to be dismissed from cases in which smokers did not use a cigarette manufactured by Lorillard Tobacco. In October 2012, the Florida First District Court of Appeal affirmed the judgment awarding compensatory damages in one case, however the appeals court certified to the Florida Supreme Court the question of whether Engle class members may pursue an award of punitive damages based on claims of negligence or strict liability. On February 28, 2014 the Florida Supreme Court announced it would grant review of this case. In June 2013, the Florida Supreme Court reversed an intermediate state appellate court and held that a plaintiff’s representative may continue to litigate an existing lawsuit after the original plaintiff has died. Defendants did not seek further review of this decision. In December 2013, the Florida First District Court of Appeal affirmed the summary judgments in favor of the defendants regarding three plaintiffs who had opted out of the Engle class and subsequently reapplied for admission. The Court held that the Florida Supreme Court’s decision in Engle did not provide any basis for the readmission of a former class member in the event that they had timely opted out of the class and did not initiate an individual action until after the statute of limitations had run. Lorillard Tobacco was a defendant in two of these cases.

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

As of April 21, 2014, trial was not underway in any Engle Progeny Cases in which Lorillard Tobacco is a defendant.

As of April 21, 2014, verdicts had been returned in sixteen Engle Progeny Cases in which Lorillard Tobacco was a defendant. Lorillard, Inc. was a defendant in one of these sixteen cases at the time of verdict. Juries awarded compensatory damages to the plaintiffs in eleven of these cases. In three of the eleven cases in which juries awarded compensatory damages, plaintiffs were awarded punitive damages from Lorillard Tobacco. In another case, the court entered an order following trial that awarded plaintiff compensatory damages. Lorillard has accrued $21.7 million as of March 31, 2014 for three Engle Progeny Cases, Sury, Mrozek and Ruffo. The sixteen cases in which Lorillard Tobacco was a defendant are listed below in the order in which the verdicts were returned:

•

In Rohr v. R.J. Reynolds Tobacco Company, et al. (Circuit Court, Seventeenth Judicial Circuit, Broward County, Florida), a jury returned a verdict in favor of the defendants, including Lorillard Tobacco, in October 2010. Plaintiff in Rohr did not pursue an appeal and the case is concluded.

•

In Mrozek v. Lorillard Tobacco Company (Circuit Court, Fourth Judicial Circuit, Duval County, Florida), the jury awarded plaintiff a total of $6 million in compensatory damages and $11.3 million in punitive damages, in March 2011. The jury apportioned 35% of the fault for the smoker’s injuries to the smoker and 65% to Lorillard Tobacco. The final judgment entered by the trial court reflected the jury’s verdict and awarded plaintiff $3,900,588 in compensatory damages and $11,300,000 in punitive damages plus 6% annual interest. A motion filed by Lorillard Tobacco to disqualify the trial judge based on comments he made in another Engle Progeny trial was denied in July 2012 and a petition filed by Lorillard Tobacco requesting that the Florida First District Court of Appeal review that decision was denied in January 2013. In December 2012, the Florida First District Court of Appeal affirmed the final judgment awarding compensatory and punitive damages and Lorillard Tobacco’s motion for rehearing of the appellate court opinion was denied in February 2013. In March 2013, Lorillard Tobacco filed a notice with the Florida Supreme Court seeking review of the appellate court decision. In April 2013, the Florida Supreme Court ordered Lorillard Tobacco to show cause why the Florida Supreme Court’s decision in Douglas, which addressed the application of the Engle Phase I findings, is not controlling in this case. Lorillard Tobacco filed a response to this order in May 2013. On February 13, 2014, the Florida Supreme Court declined to grant review of this case. In March 2014, Lorillard Tobacco amended the bond necessary to maintain a stay on payment of the final judgment. On March 28, 2014, Lorillard Tobacco filed a petition with the United States Supreme Court, seeking review of the due process issue, and requested that the petition be held and resolved in the same manner as the Duke, Walker, and Brown cases, also pending before the United States Supreme Court. As of April 21, 2014, the United States Supreme Court had not announced whether it would grant review of these cases. The Florida First District Court of Appeal provisionally granted plaintiff’s motion for appellate attorneys’ fees, ruling that the trial court is authorized to award appellate fees if the trial court determines entitlement to attorneys’ fees. In June 2013, the trial court granted plaintiff’s motion for entitlement to trial court attorneys’ costs and fees and also determined that plaintiff was entitled to intermediate appellate court attorneys’ fees. As of April 21, 2014, the trial court had not determined the amount of trial court or intermediate appellate court fees to award. On November 18, 2013, plaintiff filed a motion with the Florida Supreme Court seeking attorneys’ fees in connection with the appeal to the Florida Supreme Court. On February 3, 2014, the Florida Supreme Court provisionally granted plaintiff’s motion for attorney fees in the amount of $2,500, conditioned on the trial court’s determination of entitlement.

•

In Tullo v. R.J. Reynolds, et al. (Circuit Court, Fifteenth Judicial Circuit, Palm Beach County, Florida), the jury awarded plaintiff a total of $4.5 million in compensatory damages, in April 2011. The jury assessed 45% of the fault to the smoker, 5% to Lorillard Tobacco and 50% to other defendants. The jury did not award punitive damages to the plaintiff. The court entered a final judgment that awarded plaintiff $225,000 in compensatory damages from Lorillard Tobacco plus 6% annual interest. Defendants noticed an appeal from the final judgment to the Florida Fourth District Court of Appeal. In August 2013, the Florida Fourth District Court of Appeal affirmed the final judgment. Defendants filed a notice with the Florida Supreme Court seeking review of the appellate court decision. On March 10, 2014, the trial court entered an order confirming that Lorillard Tobacco had satisfied the judgment awarding compensatory damages and interest for an amount totaling approximately $263,400. On March 18, 2014, Lorillard Tobacco filed a notice of voluntary dismissal of their petition seeking review of the Florida Supreme Court. The Florida Fourth District Court of Appeal provisionally granted plaintiff’s motion for appellate attorneys’ fees, ruling that the trial court is authorized to award appellate fees if the trial court determines entitlement to attorneys’ fees. As of April 21, 2014, the trial court had not determined the amount of trial court costs or appellate court fees to award.

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

•

In Jewett v. R.J. Reynolds Tobacco Co., et al. (Circuit Court, Fourth Judicial Circuit, Duval County, Florida), the jury awarded the estate of the decedent $692,981 in compensatory damages and awarded the plaintiff $400,000 for loss of companionship in May 2011. The jury assessed 70% of the responsibility for the decedent’s injuries to the decedent, 20% to R.J. Reynolds and 10% to Lorillard Tobacco. The jury returned a verdict for the defendants regarding whether punitive damages were warranted. The final judgment entered by the trial court reflected the jury’s verdict and awarded plaintiff a total of $109,298 from Lorillard Tobacco plus 6% annual interest. In June 2012, an agreement was reached between the parties as to the amount of trial court costs and attorneys’ fees incurred, should the judgment be upheld on appeal, and plaintiff’s motion for costs and attorneys’ fees was withdrawn. In November 2012, the Florida First District Court of Appeal reversed the judgment awarding compensatory damages and ordered the case returned to the trial court for a new trial. In January 2013, the appellate court denied a motion filed by the plaintiff for rehearing of the decision reversing the judgment. Both the plaintiff and defendants filed notices with the Florida Supreme Court seeking review of the appellate court decision. On February 14, 2014, the Florida Supreme Court declined to grant review of this case.

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

•

In Sury v. R.J. Reynolds Tobacco Company, et al. (Circuit Court, Fourth Judicial Circuit, Duval County, Florida), in November 2011, the jury awarded plaintiff $1,000,000 in compensatory damages and assessed 60% of the responsibility for the decedent’s injuries to the decedent, 20% to Lorillard Tobacco and 20% to R.J. Reynolds. The jury returned a verdict for the defendants regarding whether punitive damages were warranted. In March 2012, the court entered a final judgment against defendants in the amount of $1,000,000, jointly and severally, plus 4.75% annual interest, declining to apply the jury’s comparative fault findings to causes of action alleging intentional conduct. On June 24, 2013, the Florida First District Court of Appeal affirmed the final judgment. Lorillard Tobacco’s motion for rehearing of this decision with the Florida First District Court of Appeal was denied in August 2013. The

Florida Supreme Court declined review of the intermediate appellate court decision in January 2014. On March 28, 2014, Lorillard Tobacco filed a petition with the United States Supreme Court, seeking review of the due process issue, and requested that the petition be held and resolved in the same manner as the Duke, Walker, and Brown cases, also pending before the United States Supreme Court. As of April 21, 2014, the United States Supreme Court had not announced whether it would grant review of these cases. In December 2012, Lorillard Tobacco reached an agreement with the plaintiff to resolve the trial costs and fees, conditioned on the judgment being upheld on appeal. In June 2013, the First District Court of Appeal determined that plaintiff was entitled to attorneys’ fees in connection with the appeal to the First District Court of Appeal and directed the trial court to determine the amount. As of April 21, 2014, the trial court had not determined the amount. In October 2013, the plaintiff filed a motion with the Florida Supreme Court seeking attorneys’ fees in connection with the appeal to the Florida Supreme Court. The Florida Supreme Court granted the motion and awarded plaintiff $2,500 in fees.

•

In Alexander v. Lorillard Tobacco Company, et al. (Circuit Court, Eleventh Judicial Circuit, Miami-Dade County, Florida), the jury awarded plaintiff $20,000,000 in compensatory damages and $25,000,000 in punitive damages in February and March 2012. Lorillard Tobacco is the only defendant in this case. The jury apportioned 20% of the fault for the smoker’s injuries to the smoker and 80% to Lorillard Tobacco. In March 2012, the court entered a final judgment that applied the jury’s comparative fault determination to the court’s award of compensatory damages, awarding the plaintiff $16,000,000 in compensatory damages and $25,000,000 in punitive damages from Lorillard Tobacco. In May 2012, the court granted a motion by Lorillard Tobacco to lower the amount of compensatory damages and reduced the amount awarded to $10,000,000 from Lorillard Tobacco. Other post-trial motions challenging the verdict were denied. The court entered an amended final judgment that applied the jury’s comparative fault determination to the court’s award of compensatory damages, awarding the plaintiff $8,000,000 in compensatory damages and $25,000,000 in punitive damages, plus the statutory rate of interest, which is currently 4.75%. Lorillard Tobacco noticed an appeal from the amended final judgment to the Florida Third District Court of Appeal. On September 4, 2013, the Florida Third District Court of Appeal affirmed the amended final judgment. Lorillard Tobacco’s motion for rehearing of this decision with the Florida Third District Court of Appeal was denied in October 2013. On November 27, 2013, Lorillard Tobacco filed a petition with the Florida Supreme Court seeking review of the intermediate appellate court decision. As of April 21, 2014, the Florida Supreme Court had not announced whether it would grant review of this case. In September 2012, an agreement was reached between the parties as to the amount of trial costs and attorneys’ fees incurred, should the judgment be upheld on appeal. In September 2013, the Florida Third District Court of Appeal determined that plaintiff was entitled to intermediate appellate court attorneys’ fees in connection with the appeal to the Florida Third District Court of Appeal and directed the trial court to determine the amount. As of April 21, 2014, the trial court had not determined the amount of such attorneys’ fees to award. On January 3, 2014, the plaintiff filed a motion with the Florida Supreme Court seeking appellate attorneys’ fees in connection with the appeal to the Florida Supreme Court. As of April 21, 2014, the Florida Supreme Court had not ruled on this motion.

•

In Calloway v. R.J. Reynolds Tobacco Company, et al. (Circuit Court, Seventeenth Judicial Circuit, Broward County, Florida), the jury awarded plaintiff and a daughter of the decedent a total of $20,500,000 in compensatory damages in May 2012. The jury apportioned 20.5% of the fault for the smoker’s injuries to the smoker, 27% to R.J. Reynolds, 25% to Philip Morris, 18% to Lorillard Tobacco, and 9.5% to Liggett. The jury awarded $12,600,000 in punitive damages from Lorillard Tobacco and $42,250,000 from the other defendants, for a total punitive damages award of $54,850,000. In August 2012, the court granted a post-trial motion by the defendants and lowered the compensatory damages award to $16,100,000. The court also ruled that the jury’s finding on the plaintiff’s percentage of comparative fault would not be applied to reduce the compensatory damage award because the jury found in favor of the plaintiff on her claims alleging intentional conduct. In August 2012, the court entered final judgment against defendants in the amount of $16,100,000 in compensatory damages, jointly and severally, and $54,850,000 ($12,600,000 from Lorillard Tobacco) in punitive damages, plus the statutory rate of interest. The final judgment also granted plaintiff’s application for trial court costs and attorneys’ fees, but as of April 21, 2014, the trial court had not awarded an amount. Defendants have noticed an appeal from the final judgment to the Florida Fourth District Court of Appeal. On March 31, 2014, plaintiff filed a motion with the Florida Fourth District Court of Appeal seeking attorneys’ fees in connection with the appeal to the Fourth District. As of April 21, 2014, the Florida Fourth District Court of Appeal had not ruled on this motion.

•

In Evers v. R.J. Reynolds Tobacco Company, et al. (Circuit Court, Thirteenth Judicial Circuit, Hillsborough County, Florida), the jury awarded plaintiff and the estate of the decedent a total of $3,230,000 in compensatory damages in February 2013. The jury apportioned 31% of the fault for the smoker’s injuries to the smoker, 60% to R.J. Reynolds and 9% to Lorillard Tobacco. The jury found that punitive damages against Lorillard Tobacco were not warranted and awarded $12,362,042 in punitive damages from R.J. Reynolds Tobacco Company. The Court granted a post-trial motion by R.J. Reynolds for a directed verdict on punitive damages and, as a result, the jury’s punitive damages award was set aside. The Court denied a motion filed by the plaintiff to reconsider the directed verdict. At a post-trial hearing, the plaintiff waived entitlement to the jury’s loss of services award which amounted to $280,000 of the total compensatory damages award. In May 2013, the court entered a final judgment that applied the jury’s comparative fault determinations and awarded plaintiff and the estate of the decedent $2,035,500 in compensatory damages ($265,500 from Lorillard Tobacco), plus the statutory rate of interest. Plaintiff and defendants have both appealed the final judgment to the Florida Second District Court of Appeal. Plaintiff also filed a motion for entitlement to trial attorneys’ fees and costs. As of April 21, 2014, the trial court had not ruled on this motion.

•

In Cohen v. R.J. Reynolds Tobacco Company, et al. (Circuit Court, Fifteenth Judicial Circuit, Palm Beach County, Florida), the jury awarded plaintiff and the estate of the decedent a total of $2,055,050 in compensatory damages in May 2013. The jury apportioned 40% of the fault for the smoker’s injuries to the smoker, 30% to R.J. Reynolds, 20% to Lorillard Tobacco, and 10% to Liggett. The jury found that punitive damages were not warranted against any of the defendants. On May 6, 2013, the Court entered final judgment against defendants in the amount of $1,233,030 ($411,010 from Lorillard Tobacco) plus 4.75% annual interest. On July 10, 2013, the Court entered an order granting defendants’ motion for a new trial based on the plaintiff’s improper arguments during closing. This order effectively vacated the final judgment. Plaintiff and defendants have both appealed the order granting the motion for new trial to the Florida Fourth District Court of Appeal. Plaintiff’s petition with the Florida Fourth District Court of Appeal seeking to disqualify the trial court judge from further consideration of this case was denied in November 2013, and a second petition seeking to disqualify the trial judge, filed in January 2014, was also subsequently denied.

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

•

In Ruffo v. R.J. Reynolds Tobacco Company, et al. (Circuit Court, Eleventh Judicial Circuit, Miami-Dade County, Florida), the jury awarded plaintiff $1,500,000 in compensatory damages in May 2013. The jury apportioned 85% of the fault for the smoker’s injuries to the smoker, 12% to Philip Morris, and 3% to Lorillard Tobacco. Defendants’ post-trial motions challenging the verdict were denied. On October 4, 2013, the Court entered a final judgment against defendants that applied the jury’s comparative fault determinations and awarded plaintiff $225,000 in compensatory damages ($45,000 from Lorillard Tobacco) plus the statutory rate of interest which is currently 4.75%. Defendants have noticed an appeal from the final judgment to the Florida Third District Court of Appeal. Plaintiff filed a motion with the trial court seeking entitlement to attorneys’ costs and fees. In April 2014, the trial court denied this motion. Plantiff has filed a notice of appeal to the Florida Third District Court of Appeal from the order denying attorneys’ fees.

•

In Gafney v. R.J. Reynolds Tobacco Company, et al. (Circuit Court, Fifteenth Judicial Circuit, Palm Beach County, Florida), the jury awarded plaintiff a total of $5,800,000 in compensatory damages in September 2013. The jury apportioned 34% of the fault for the smoker’s injuries to the smoker, 33% to R.J. Reynolds, and 33% to Lorillard Tobacco. Lorillard, Inc. was also a defendant in this trial but damages and comparative fault were not assessed separately for Lorillard, Inc. Because the jury found in favor of the defendants on the claims alleging intentional conduct, the plaintiff was not entitled to punitive damages. On September 26, 2013, the Court entered a final judgment that applied the jury’s comparative fault determinations and awarded the plaintiff a total of $3,828,000 in compensatory damages ($1,914,000 from Lorillard Tobacco), plus the statutory rate of interest. Defendants’ post-trial motions challenging the verdict were denied in November 2013. Defendants have noticed an appeal from the final judgment to the Florida Fourth District Court of Appeal. Plaintiff has filed a motion with the trial court seeking entitlement to attorneys’ fees and costs. As of April 21, 2014, the trial court had not ruled on this motion.

•

In Jacobson v. R.J. Reynolds Tobacco Company, et al. (Federal Court, Southern District, Florida), the jury returned a verdict in favor of the defendants on October 29, 2013. The Court entered final judgment in favor of the defendants on October 30, 2013. Plaintiff filed a motion for new trial which was denied in January 2014. On February 10, 2014, the Court entered an order granting Lorillard’s motion for attorneys’ fees and costs. Lorillard has agreed not to enforce its right to fees and costs in exchange for plaintiff’s agreement not to pursue an appeal of the verdict. This case is concluded.

•

In Chamberlain v. R. J. Reynolds Tobacco Company, et al. (Federal Court, Middle District, Jacksonville, Florida) the jury returned a verdict in favor of the defendants on November 15, 2013. The Court entered final judgment in favor of the defendants on November 20, 2013. Plaintiff has filed a motion for new trial. As of April 21, 2014, the Court had not ruled on this motion. Defendants have filed a motion seeking entitlement to attorneys’ fees. As of April 21, 2014, the trial court had not ruled on this motion.

As of April 21, 2014, trial was underway in one Engle Progeny Case in which neither Lorillard Tobacco nor Lorillard, Inc. was a defendant: Dupre v. R.J. Reynolds Tobacco Company, et al. (Circuit Court, Manatee County, Florida).

As of April 21, 2014, verdicts have been returned in 108 Engle Progeny trials since the Florida Supreme Court issued its 2006 ruling that permitted members of the Engle class to bring individual lawsuits in which neither Lorillard Tobacco nor Lorillard, Inc. was a defendant at trial. Juries awarded compensatory damages and punitive damages in 32 of the trials. The 32 punitive damages awards have totaled approximately $713.5 million and have ranged from $20,000 to $244 million. In 33 of the trials, juries’ awards were limited to compensatory damages. In the 43 remaining trials, juries found in favor of the defendants. Post-trial motions challenging the verdicts in some cases and appeals from final judgments in some cases are pending before various Florida circuit and intermediate appellate courts. As of April 21, 2014, one verdict in favor of the defendants and three verdicts in favor of the plaintiff have been reversed on appeal and returned to the trial court for a new trial on all issues. In ten cases, the appellate courts have ruled that the issue of damages awarded must be revisited by the trial court. Motions for rehearing of these appellate court rulings are pending in some cases.

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

In September 2000, there were approximately 1,250 IPIC Cases, and Lorillard Tobacco was named in all but a few of them. Plaintiffs in most of the cases alleged injuries from smoking cigarettes, and the claims alleging injury from smoking cigarettes were consolidated for a multi-phase trial. Approximately 645 IPIC Cases were dismissed in their entirety. Lorillard Tobacco has been dismissed from approximately 565 additional IPIC Cases because those plaintiffs did not submit evidence that they used a Lorillard Tobacco product. These additional IPIC Cases remain pending against other cigarette manufacturers. As of April 21, 2014, Lorillard Tobacco is a defendant in 31 of the pending IPIC Cases. Lorillard, Inc. is not a defendant in any of the IPIC Cases.

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

On September 16, 2013, the court entered a judgment on the jury’s Phase I verdict and entered a separate order denying the parties’ post-trial motions. Plaintiffs filed a motion to alter or amend the judgment on September 24, 2013. In a telephone conference on October 7, 2013 (memorialized in an order entered October 28, 2013), the court informed the parties that, on its own authority, it was vacating the September 16, 2013 judgment and order. On October 28, 2013, the court entered a new judgment and order. The judgment recited that: 1) ventilated filter cigarettes the defendants manufactured and sold between 1964 and July 1, 1969, were found to be defective due to a failure to instruct consumers as to their use; 2) all other cigarettes manufactured and sold by defendants were not found to be defective; 3) defendants’ conduct did not justify an award of punitive damages; 4) the claims of the individual plaintiffs remain to be decided consistent with the Phase I verdict, and 5) there is no just reason for delay in permitting any appellate rights of the parties to be perfected as to the verdict rendered and this order. The order: 1) denied the parties’ post-trial motions; 2) entered final judgments against the plaintiffs in the approximately 645 IPIC cases that were dismissed before trial; and 3) stated that those dismissal orders are now final and available for the proper application of the appellate process.

On November 26, 2013, plaintiffs filed a notice of appeal from the October 28 judgment and order in the Supreme Court of Appeals of West Virginia. The defendants did not file a separate notice of appeal, but may raise one or more issues on cross-appeal. On April 2, 2014, plaintiffs perfected their appeal by filing their brief and appendix. Defendants’ brief is due on June 16, 2014.

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

As of April 21, 2014, the Severed IPIC Claims and the Severed IPIC Cases were not subject to a trial plan. None of the Severed IPIC Claims or the Severed IPIC Cases was scheduled for trial as of April 21, 2014.

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

As of April 21, 2014, none of the Flight Attendant Cases were scheduled for trial.

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

“Lights” Class Action Cases. Neither Lorillard Tobacco nor Lorillard, Inc. is a defendant in the approximately 18 Class Action Cases in which plaintiffs’ claims are based on the allegedly fraudulent marketing of “light” or “ultra-light” cigarettes. Classes have been certified in some of these cases. In one of these cases, Craft v. Philip Morris USA (Circuit Court, City of St. Louis, Missouri, filed February 29, 2000), trial began in September 2011. In November 2011, the court ordered a mistrial when the jury was unable to reach a verdict. The retrial of this case commenced January 6, 2014, but was continued to a date to be determined in 2015. In another of the “lights” Class Action Cases, Good v. Altria Group, Inc., et al., the U.S. Supreme Court ruled in December 2008 that neither the Federal Cigarette Labeling and Advertising Act nor the Federal Trade Commission’s regulation of cigarettes’ tar and nicotine disclosures preempts (or bars) some of plaintiffs’ claims. In 2009, the Judicial Panel on Multidistrict Litigation consolidated various federal court “lights” Class Action Cases pending against Philip Morris USA or Altria Group and transferred those cases to the U.S. District Court of Maine (the “MDL cases”). The court denied plaintiffs’ motion for class certification filed in four of the MDL Cases, and a federal appellate court declined to review the class certification order. Following the appellate court’s ruling, plaintiffs dismissed thirteen of the MDL Cases, including Good v. Altria Group, Inc., et al. In April, 2012, the Judicial Panel on Multidistrict Litigation entered an order transferring the four MDL cases that remained pending to the courts in which each originated. On September 23, 2013, in the “Lights” Class Action Case Brown v. The American Tobacco Company, Inc., et al. (Superior Court, San Diego County, California), the Court issued a Statement of Decision that granted judgment in favor of the defendant. The Court held that the defendant misrepresented the health benefits of its “light” cigarette but that plaintiffs were not entitled to restitution or injunctive relief. Final judgment was entered in favor of the defendant on October 15, 2013. In December 2013, plaintiffs filed a notice of appeal of the final judgment, and the appeal remains pending.

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

The final judgment and remedial order has not yet been fully implemented. Following trial, the final judgment and remedial order was stayed because the defendants, the government and several intervenors noticed appeals to the U.S. Court of Appeals for the District of Columbia Circuit. In May 2009, a three judge panel upheld substantially all of the District Court’s final judgment and remedial order. In September 2009, the Court of Appeals denied defendants’ rehearing petitions as well as their motion to vacate those statements in the appellate ruling that address defendants’ marketing of “low tar” or “lights” cigarettes, to vacate those parts of the trial court’s judgment on that issue, and to remand the case with instructions to deny as moot the government’s allegations and requested relief regarding “lights” cigarettes. The Court of Appeals stayed its order that formally relinquished jurisdiction of defendants’ appeal pending the disposition of the petitions for writ of certiorari to the U.S. Supreme Court that were noticed by the defendants, the government and the intervenors. In June 2010, the U.S. Supreme Court denied all of the petitions for writ of certiorari. The case has been returned to the trial court for implementation of the Court of Appeals’ directions in its 2009 ruling and for entry of an amended final judgment. On November 27, 2012, the court entered an order prescribing the language the defendants must include in the corrective statements defendants are to make on their websites and through other media. The court directed the parties to engage in discussions to implement the publication of those statements. On January 25, 2013, defendants appealed the court’s November 27, 2012 order to the U.S. Court of Appeals for the District of Columbia Circuit. On February 25, 2013, the Court of Appeals granted defendants’ unopposed motion to hold the appeal in abeyance pending the district court’s resolution of the issues regarding the implementation of the corrective statements. On January 10, 2014, the parties filed a joint motion requesting that the district court enter a consent order addressing the implementation of the corrective statements remedy. The proposed consent order does not resolve outstanding issues as to corrective statements in retail point-of-sale displays, and it expressly reserves defendants’ right to appeal the district court’s November 27, 2012, order concerning the language of the corrective statements. If the district court enters the proposed consent order, implementation of the corrective statements remedy will not begin until that appeal has been resolved.

On January 22, 2014, the district court held a hearing on the proposed consent order and asked the parties to address certain issues. Since the hearing, the district court has permitted the filing of several amicus curiae briefs that raise additional issues concerning the implementation of the corrective statements remedy. The parties are working with a special master to resolve both sets of issues. As of April 21, 2014, the district court had not ruled on the joint motion for consent order or entered an amended final judgment.

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

The State Settlement Agreements provide that the agreements are not admissions, concessions or evidence of any liability or wrongdoing on the part of any party, and were entered into by the Original Participating Manufacturers to avoid the further expense, inconvenience, burden and uncertainty of litigation. Lorillard recorded pretax charges for its obligations under the State Settlement Agreements of $286 million and $176 million for the three months ended March 31, 2014 and 2013, respectively. Lorillard’s portion of ongoing adjusted settlement payments and legal fees is based on its share of domestic cigarette shipments in the year preceding that in which the payment is due. Accordingly, Lorillard records its portions of ongoing adjusted settlement payments as part of cost of manufactured products sold as the related sales occur.

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

The settlement resolves the claims for the years 2003 through 2012 and puts in place a new method for calculating this adjustment beginning in 2013. Under the terms of the settlement, Lorillard Tobacco and other manufacturers will receive credits against their future MSA payments over five years, and the signatory states will be entitled to receive their allocable share of the amounts currently being held in escrow resulting from these disputes. Lorillard currently expects to receive credits over five years of approximately $220 million on its outstanding claims, with $165 million having occurred in April 2013, $23 million in April 2014, and the remainder over the following three years. The estimate is subject to change depending upon a number of factors included in the calculation of the credit.

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

Lorillard Tobacco will continue to pursue these claims against those states that have not settled. Fourteen states that have not joined the settlement have taken action in state court to prevent the settlement from proceeding or to seek other relief related to the settlement. As of April 21, 2014, claims in thirteen states remain pending as one state withdrew its opposition. Two of the thirteen states also unsuccessfully sought to preliminarily enjoin the implementation of the award. There is no assurance that such attempts will be resolved favorably to the Company.

On September 11, 2013, the arbitration panel responsible for adjudicating the 2003 NPM adjustment dispute issued a determination that six states failed to diligently enforce escrow provisions applicable to non-participating manufacturers. The six non-diligent states included Indiana, Kentucky, Missouri, New Mexico, Maryland, and Pennsylvania. Nine other states that did not participate in the settlement were considered by the arbitration panel because the OPMs contested their diligence as well. The arbitration panel found those nine states diligent. As a result of the panel’s ruling, the OPMs are entitled to receive $458 million, plus interest and earnings, with Lorillard Tobacco’s share of the principal amount totaling $47 million. The six non-diligent states have filed motions in their state courts to vacate the arbitration panel’s non-diligence findings. However, of the states that did not settle, nearly all have instructed the MSA Independent Auditor to implement the 2003 NPM Adjustment award through the non-diligent states receiving reductions in future MSA payments they receive, and the OPMs and states found diligent receiving amounts due to them through payments from the Disputed Payments Account and/or adjustments associated with future payments. On March 31, 2014, the MSA Independent Auditor issued final calculations for the April 2014 MSA payments that implement the 2003 NPM Adjustment in that fashion.

On April 10, 2014, the court in one non-diligent state issued its rulings on that state’s motion to vacate the arbitration panel’s rulings with respect to that state. The court upheld the arbitration panel’s non-diligence finding for that state. However, the court also ruled that the states that signed the settlement and had been contested in the 2003 NPM Adjustment arbitration would be deemed non-diligent for purposes of calculating that state’s share of the 2003 NPM Adjustment. The OPM’s intend to appeal this ruling. The MSA Independent Auditor on April 14, 2014 issued revised final calculations for the April 2014 MSA payments that implement this court’s ruling. The ruling was reflected as an increase of $12 million in Lorillard Tobacco’s April 15, 2014 MSA payment.

Based on the terms of the award, during the first quarter of 2014 Lorillard Tobacco recorded a reduction in its State Settlements liability and expense of $37 million, recorded $7 million as an increase to investment income related to interest earned on the proceeds from the 2003 NPM Adjustment award, including funds paid into and released from the Disputed Payments Account (“DPA”). The reduction was partially offset by an increase of $6 million in the State Settlements liability and expense related to the industry Volume Adjustment Offset associated with the increase in the industry aggregate operating income under the agreements with the previously settled states.

From time to time, lawsuits have been brought against Lorillard Tobacco and other participating manufacturers to the MSA, or against one or more of the Settling States, challenging the validity of the MSA on certain grounds, including as a violation of the antitrust laws.

In addition, in connection with the MSA, the Original Participating Manufacturers entered into an agreement to establish a $5.2 billion trust fund payable between 1999 and 2010 to compensate the tobacco growing communities in 14 states (the “Trust”). Payments to the Trust ended in 2005 as a result of an assessment imposed under a federal law, enacted in 2004, repealing the federal supply management program for tobacco growers. Under the law, tobacco quota holders and growers will be compensated over 10 years with payments totaling $10.1 billion, funded by an assessment on tobacco manufacturers and importers. Payments under the law to qualifying tobacco quota holders and growers commenced in 2005 and will be completed in 2014. Lorillard recorded pretax charges for its obligations under the law of $28 million and $27 million for the three months ended March 31, 2014 and 2013, respectively. We estimate our remaining cash payments in 2014 under the law will be between $90 million and $100 million.

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

Filter Cases

In addition to the above, claims have been brought against Lorillard Tobacco and Lorillard, Inc. by individuals who seek damages resulting from their alleged exposure to asbestos fibers that were incorporated into filter material used in one brand of cigarettes manufactured by a predecessor to Lorillard Tobacco for a limited period of time ending more than 50 years ago. As of April 21, 2014, Lorillard Tobacco was a defendant in 63 Filter Cases. Lorillard, Inc. was a defendant in two Filter Cases, including one that also names Lorillard Tobacco. Since January 1, 2011, Lorillard Tobacco has paid, or has reached agreement to pay, a total of approximately $36.6 million in settlements to finally resolve 147 claims, including the Lenney case, discussed below. The related expense was recorded in selling, general and administrative expenses on the consolidated statements of income. Since January 1, 2011, verdicts have been returned in the following four Filter Cases: Lenney v. Armstrong International, Inc., et al. trial, tried in the Superior Court of California, San Francisco County; McGuire v. Lorillard Tobacco Company and Hollingsworth & Vose Company, tried in the Circuit Court, Division Four, of Jefferson County, Kentucky; Couscouris v. Hatch Grinding Wheels, et al., tried in the Superior Court of the State of California, Los Angeles; and DeLisle v. A.W. Chesterton Company, et al., tried in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida. Pursuant to the terms of a 1952 agreement between P. Lorillard Company and H&V Specialties Co., Inc. (the manufacturer of the filter material), Lorillard Tobacco is required to indemnify Hollingsworth & Vose for legal fees, expenses, judgments and resolutions in cases and claims alleging injury from finished products sold by P. Lorillard Company that contained the filter material. In the Lenney trial, the jury found in favor of the plaintiffs as to their claims, and the final judgment entered by the trial court in 2011 awarded plaintiffs a total of approximately $1.1 million in compensatory damages, damages for loss of consortium and costs from Lorillard Tobacco and Hollingsworth & Vose. Lorillard Tobacco and Hollingsworth & Vose noticed an appeal to the California Court of Appeals. In 2012, Lorillard Tobacco reached agreement with the plaintiffs to resolve plaintiffs’ pending claims, and any claims they might assert in the future, for an amount that is included in the above total for settlements reached since January 1, 2011. The jury in the McGuire case returned a verdict for Lorillard Tobacco and Hollingsworth & Vose, and the Court entered final judgment in May 2012. On February 14, 2014, the Kentucky Court of Appeals affirmed the final judgment in favor of Lorillard Tobacco and Hollingsworth & Vose and on April 3, 2014, the Court of Appeals denied plaintiff’s petition for rehearing. On October 4, 2012, the jury in the Couscouris case returned a verdict for Lorillard Tobacco and Hollingsworth & Vose, and the court entered final judgment on November 1, 2012. On June 17, 2013, the California Court of Appeal for the Second Appellate District entered an order dismissing the appeal of the final judgment pursuant to plaintiffs’ request, but plaintiffs’ appeal of the cost judgment remains pending. On September 13, 2013, the jury in the DeLisle case found in favor of the plaintiffs as to their claims for negligence and strict liability, and awarded $8 million. Lorillard Tobacco Company is responsible for 44%, or $3.52 million. Judgment was entered on November 6, 2013. Lorillard Tobacco Company filed its notice of appeal on November 18, 2013. As of April 21, 2014, 24 Filter Cases were scheduled for trial or have been placed on courts’ trial calendars. Trial dates are subject to change.

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

In the Kansas case, the District Court of Seward County certified a class of Kansas indirect purchasers in 2002. In November 2010, defendants filed a motion for summary judgment, and plaintiffs filed a cross motion for summary judgment in July 2011. In March 2012, the District Court of Seward County granted the defendants’ motions for summary judgment dismissing the Kansas suit. Plaintiff’s motion for reconsideration was denied. On July 18, 2012, plaintiff filed a notice of appeal to the Court of Appeals for the State of Kansas. Briefing on plaintiff’s appeal was completed and argument in the Court of Appeals was held on December 11, 2013. As of April 21, 2014, the Court of Appeals had not ruled on this appeal.

Defenses

Each of Lorillard Tobacco and Lorillard, Inc. believes that it has valid defenses to the cases pending against it as well as valid bases for appeal should any adverse verdicts be returned against either of them. While Lorillard Tobacco and Lorillard, Inc. intend to defend vigorously all litigation, it is not possible to predict the outcome of any of this litigation. Litigation is subject to many uncertainties. Plaintiffs have prevailed in several cases, as noted above. It is possible that one or more of the pending actions could be decided unfavorably as to Lorillard Tobacco, Lorillard, Inc. or the other defendants. Lorillard Tobacco and Lorillard, Inc. may enter into discussions in an attempt to settle particular cases if either believe it is appropriate to do so.

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

Electronic Cigarette Matters

Lorillard, Inc.’s wholly owned subsidiaries – LOEC and Cygnet sell electronic cigarettes primarily in the United States and United Kingdom, respectively. From time to time, LOEC and Cygnet may be subject to legal actions, proceedings and claims arising out of the sale, distribution, manufacture, development, advertising, marketing and/or claimed health effects of electronic cigarettes. Adverse outcomes in these matters could have a material adverse effect on the results of operations and financial condition of the electronic cigarettes business.

On April 7, 2014, LOEC filed a complaint for declaratory judgment of trademark non-infringement against Zippmark, Inc. and certain affiliated entities (“Zippo”) in the United States District Court for the Central District of California. The lawsuit was predicated by Zippo’s decision to file oppositions with the United States Patent and Trademark Office’s Trademark Trial and Appeal Board against LOEC’s applications to register certain trademarks for “blu” and allegations that LOEC infringed several of Zippo’s registered trademarks. As of April 21, 2014, Zippo had not responded to the complaint.

LOEC is also a defendant in two lawsuits filed on June 22, 2012 and March 5, 2014 by Ruyan Investment (Holdings) Limited and its successor company, Fontem Ventures B.V. (“Fontem”) in the United States District Court for the Central District of California, alleging infringement of certain patents owned by Fontem related to electronic cigarette technology. The first case has been stayed pending proceedings before the United States Patent and Trademark Office.

Each of LOEC and Cygnet believes that it has valid claims and defenses in the pending cases as well as valid bases for appeal should any adverse verdicts be returned against either of them. It is not possible to predict the outcome of any of this litigation, which is subject to many uncertainties. It is possible that one or more of the pending actions could be decided unfavorably as to LOEC, Cygnet or other defendants. LOEC and Cygnet may enter into discussions in an attempt to settle particular cases if either believe it is appropriate to do so. LOEC and Cygnet cannot predict the type or extent of legal actions, proceedings and claims that could be brought against either of them or against other electronic cigarette manufacturers in the future.

Other Litigation

Lorillard is also party to other litigation arising in the ordinary course of business. The outcome of this other litigation will not, in the opinion of management, materially affect Lorillard’s results of operations or equity.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our historical consolidated financial statements and the notes related to those financial statements included in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 (the “Form 10-Q”). In addition to historical information, the following discussion contains forward-looking statements based on current expectations that involve risks and uncertainties. Investors are cautioned not to place undue reliance on these forward-looking statements. Statements preceded by, followed by or that otherwise include the words “believe,” “expect,” “anticipate,” “intend,” “project,” “estimate,” “plan,” “may increase,” “may fluctuate” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” “may” and “could” are generally forward-looking in nature and are not historical facts. Actual results and the timing of certain events may differ significantly from those projected in such forward-looking statements due to a number of factors, including those risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2013 (the “Form 10-K”) and those risk factors set forth in “Business Environment” below, in Part II, “Item 1A. Risk Factors” and elsewhere in this Form 10-Q. Except for our ongoing obligations to disclose material information under the federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events unless required by law. For any forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States (“GAAP”).

The terms “Lorillard,” “we,” “our” and “us” refer to Lorillard, Inc., a Delaware corporation, and its subsidiaries. The terms “Lorillard, Inc.” and the “Company” refer solely to the parent company and “Lorillard Tobacco” refers solely to Lorillard Tobacco Company, the principal subsidiary of Lorillard, Inc.

Overview

Lorillard has two reportable segments, Cigarettes and Electronic Cigarettes.

The Cigarettes segment consists principally of the operations of Lorillard, Inc., Lorillard Tobacco and related entities. Lorillard Tobacco is the third largest manufacturer of cigarettes in the United States. Founded in 1760, Lorillard Tobacco is the oldest continuously operating tobacco company in the United States. Newport, Lorillard’s flagship premium cigarette brand, is the top selling menthol and second largest selling cigarette overall in the United States based on gross units sold in the first three months of 2014 and in the full year 2013. In addition to the Newport brand, the Lorillard product line has four additional brand families marketed under the Kent, True, Maverick and Old Gold brand names. These five cigarette brands include 43 different product offerings which vary in price, taste, flavor, length and packaging.

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

Critical Accounting Policies and Estimates

For a description of the critical accounting policies that require the use of significant judgments and estimates by management, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 21, 2014.

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

•

The domestic cigarette market, in which we conduct our only significant cigarette business, continues to contract. As a result of price increases, restrictions on advertising, promotions and smoking in public and private facilities, increases in regulation and excise taxes, health concerns, a decline in the social acceptability of smoking, increased pressure from anti-tobacco groups and other factors, domestic cigarette shipments have decreased at a compound rate of approximately 3.7% from 2004 through 2014.

•

Increases in cigarette prices since 1998 have led to an increase in the volume of discount and, specifically, deep discount cigarettes. Cigarette price increases have been driven by increases in federal, state and local excise taxes and by manufacturer price increases. Price increases have led, and continue to lead, to high levels of discounting and other promotional activities for premium brands. Deep discount brands have grown from an estimated domestic shipment share in 1998 of less than 2.0% to an estimated share of 13.1% for the three months ended March 31, 2014, and continue to be a significant competitive factor in the domestic cigarette market. We do not have sufficient empirical data to determine whether the increased price of cigarettes has deterred consumers from starting to smoke or encouraged them to quit smoking, but it is likely that increased prices may have had an adverse effect on consumption and may continue to do so.

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

•

Pursuant to the terms of the FSPTCA, the FDA established the Tobacco Products Scientific Advisory Committee (the “TPSAC”) to evaluate, among other things, the impact of the use of menthol in cigarettes on the public health. In March 2011, the TPSAC issued its report to the FDA stating that “removal of menthol cigarettes from the marketplace would benefit public health.” On June 27, 2011, the FDA provided a progress report on its review of the science related to menthol cigarettes. In that update, the FDA stated that “[e]xperts within the FDA Center for Tobacco Products are conducting an independent review of the science related to the impact [of menthol] in cigarettes on public health …” On July 21, 2011, TPSAC considered revisions to its report, and the voting members unanimously approved the final report for submission to the FDA with no change in its recommendation. On January 26, 2012, the FDA stated that its independent review had been submitted to the peer review panel and comments had been received from the panel on the report. On July 23, 2013, the FDA made available its preliminary scientific evaluation (“PSE”) of public health issues related to the use of menthol in cigarettes and peer review comments thereto. In the PSE, the FDA concluded that menthol cigarettes likely pose a public health risk above that seen with nonmenthol cigarettes. The FDA also acknowledged that it needed additional information on the impact of menthol in cigarettes. Accordingly, the FDA issued an Advance Notice of Proposed Rulemaking (“ANPRM”) seeking comments on the PSE and requesting additional information related to potential regulatory options it might consider for the regulation of menthol. In addition, the FDA announced that it is funding new research on, among other things, the differences between menthol and nonmenthol cigarettes to obtain information to assist FDA in making informed decisions related to potential regulation of menthol in cigarettes. The FDA established a 60-day comment period for the ANPRM and PSE, and said it will consider all comments and other information submitted to determine what, if any, regulatory action is appropriate. On September 11, 2013, the FDA extended the comment period for an additional 60 days to November 22, 2013. On November 21, 2013, the Company provided comments on the ANPRM and PSE to the FDA.

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

•

Electronic cigarettes are generally less regulated than cigarettes. However, on April 24, 2014, the FDA released proposed rules that would extend its regulatory authority to electronic cigarettes and certain other tobacco products under the FSPTCA. We are in the process of reviewing and analyzing the proposed rules and their impact on our electronic cigarette business. We preliminarily note that the proposed rules would require that electronic cigarette manufacturers (i) register with the FDA and report electronic cigarette product and ingredient listings; (ii) market new electronic cigarette products only after FDA review; (iii) only make direct and implied claims of reduced risk if the FDA confirms that scientific evidence supports the claim and that marketing the electronic cigarette product will benefit public health as a whole; (iv) not distribute free samples; (v) implement minimum age and identification restrictions to prevent sales to individuals under age 18; (vi) include a health warning; and (vii) not sell electronic cigarettes in vending machines, unless in a facility that never admits youth. The proposed regulation will be subject to a 75-day public comment period, following which the FDA will finalize the proposed regulation. It is not known how long this regulatory process to finalize and implement the rules may take. Accordingly, although we cannot predict the content of any final rules of the proposed or future regulation or the impact they may have, if enacted they could have a material adverse effect on our electronic cigarette business.

•

The federal government and many state and local governments and agencies, as well as private businesses, have adopted legislation, regulations or policies which prohibit, restrict or discourage the sale, marketing and/or use of cigarettes and electronic cigarettes, including legislation, regulations or policies prohibiting or restricting the use of cigarettes and electronic cigarettes in public buildings and facilities, stores, restaurants and bars, on airline flights and in the workplace. Other similar laws and regulations are under consideration and may be enacted by federal, state and local governments in the future.

•

Substantial federal, state and local excise taxes are reflected in the retail price of cigarettes. In 2013, the federal excise tax was $1.0066 per pack and combined state and local excise taxes ranged from $0.17 to $5.85 per pack. During 2013, there were three state excise tax increases implemented including a $1.60 per pack increase in Minnesota, effective July 1, 2013 and a $1.00 per pack increase in Massachusetts, effective July 31, 2013. In addition, in 2012, New Hampshire passed legislation that decreased the cigarette tax by $0.10 per pack, but provided for the tax to revert to the original amount if certain revenue goals were not reached. These goals were not reached and the tax increased by $0.10 per pack on August 1, 2013. There was also a tax increase in Cook County, Illinois of $1.00 per pack, effective March 1, 2013. On June 21, 2010, the New York state legislature approved a $1.60 per pack state excise tax increase that was implemented on July 1, 2010. The federal excise tax on cigarettes increased by $0.6166 per pack to $1.0066 per pack, effective April 1, 2009, to finance health insurance for children. For the three months ending March 2014, there was one state excise tax increase of $0.13 per pack implemented in the state of Oregon, as well as a $0.50 municipal excise tax increase in the City of Chicago, Illinois. It is likely that increases in excise and similar taxes have had an adverse impact on sales of cigarettes and that the most recent increase and future increases, the extent of which cannot be predicted, could result in further volume declines for the cigarette industry, including us, and an increased sales shift toward deep discount cigarettes rather than premium brands. In addition, we and other cigarette manufacturers and importers are required to pay an assessment under a federal law designed to fund payments to tobacco quota holders and growers and are required to pay an annual user fee to the FDA.

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

The following table presents selected Lorillard and industry cigarette shipment data for the three months ended March 31, 2014 and 2013.

Selected Industry Data

	Three Months Ended March 31,
(Volume in billions)	2014	2013
Lorillard total domestic unit volume (1), (3)	8.838	9.044
Industry total domestic unit volume (1), (3)	61.012	62.735

Lorillard’s premium volume as a percentage of its total volume (2)	86.4%	85.9%
Newport’s share of Lorillard’s total volume (2)	85.6%	85.0%
Newport’s share of Lorillard’s Cigarettes Segment net sales (2)	88.6%	88.2%

(1)	Source: Management Science Associates, Inc. (“MSAI”), an independent third-party database management organization that collects wholesale shipment data from various cigarette manufacturers. MSAI divides the cigarette market into two price segments, the premium price segment and the discount or reduced price segment. MSAI’s information relating to unit sales volume and market share of certain of the smaller, primarily deep discount, cigarette manufacturers is based on estimates derived by MSAI. Management believes that volume and market share information for deep discount manufacturers may be understated.
(2)	Source: Lorillard shipment reports.
(3)	Domestic unit volume includes cigarette units sold as well as promotional units and excludes volumes for Puerto Rico and U.S. Possessions.

The following table presents selected Lorillard and industry retail market share data for the three months ended March 31, 2014 and 2013, based on Lorillard’s proprietary retail shipment database administered by MSAI, which reflects shipments from wholesalers to retailers.

Selected Domestic Retail Cigarette Unit Market Share Data(1)

	Three Months Ended March 31,
	2014	2013
Lorillard’s share of the retail market	15.2%	14.9%
Lorillard’s share of the premium market	17.8%	17.4%
Lorillard’s share of the menthol market (2)	40.7%	40.7%

Newport’s share of the retail market	13.0%	12.6%
Newport’s share of the premium market Newport’s share of the menthol market (2)	17.6% 37.5%	17.2% 37.5%
Total menthol segment market share for the industry (2)	31.8%	31.2%
Total discount segment market share for the industry	26.2%	26.6%

(1)	Source: Lorillard’s proprietary retail shipment database administered by MSAI., which reflect shipments from wholesalers to retailers.
(2)	Lorillard has made certain adjustments to its proprietary retail shipment data to reflect management’s judgment as to which brands are included in the menthol segment.

The market for electronic cigarettes is evolving at a very fast pace and is very fragmented, with many companies competing with similar product offerings. In the competition for retail presence, blu eCigs has begun the process of differentiating itself from the competition with unique technology, impactful displays and point of sale materials. Lorillard will be reporting Nielsen dollar share results for blu and the e-cigarette category going forward. According to Nielsen, blu’s all-outlet dollar market share of electronic cigarettes increased 10 share points to 45% for the 13 weeks ending March 15, 2014 versus the year ago 13 week period. The method of distribution for many competing companies is predominately over the internet, with only a small number of competitors currently having a significant presence at retail.

blu Domestic Retail Electronic Cigarette Dollar Market Share Data(3)

13 Week Reporting Periods Ended:

March 23, 2013	35.3%
June 22, 2013	42.0%
September 21, 2013	45.3%
December 21, 2013	45.8%
March 15, 2014	45.0%

(3)	Based on Nielsen, ScanTrack Database - All Outlets Combined.

Results of Operations

Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013

Lorillard Consolidated Results

	Three Months Ended March 31,
	2014	2013
	(In millions)
Net sales (including excise taxes of $445 and $455)	$1,592	$1,577
Cost of sales (including excise taxes of $445 and $455)	973	864

Gross profit	619	713
Selling, general and administrative	147	152

Operating income	472	561
Investment income	8	1
Interest expense	(45)	(41)

Income before income taxes	435	521
Income taxes	164	193

Net income	$271	$328

Cigarettes Segment Results

	Three Months Ended March 31,
	2014	2013
	(In millions)
Net sales (including excise taxes of $445 and $455)	$1,541	$1,520
Cost of sales (including excise taxes of $445 and $455)	938	828

Gross profit	603	692
Selling, general and administrative	120	138

Operating income	$483	$554

Net sales. Cigarette net sales increased by $21 million, or 1.4%, from $1.520 billion for the three months ended March 31, 2013 to $1.541 billion for the three months ended March 31, 2014. Cigarette net sales increased due to higher average net selling prices of $65 million which reflect price increases in June and November 2013, partially offset by lower cigarette unit sales volume ($44 million, including $10 million of federal excise tax).

Total Lorillard wholesale cigarette unit volume, which includes Puerto Rico and U.S. Possessions, decreased 2.9% for the first quarter of 2014 compared to the corresponding period of 2013. Domestic wholesale cigarette unit volume, which excludes Puerto Rico and U.S. Possessions, decreased 2.3% for the first quarter of 2014 compared to the corresponding period of 2013. The Company estimates total cigarette industry domestic wholesale shipments decreased 2.7% for the first quarter of 2014 compared to the first quarter of 2013. Changes in wholesale inventory patterns during the quarter had a negative impact on first quarter wholesale shipments for Lorillard in contrast to a positive impact for the balance of the industry. Adjusting for the impact of changes in wholesale inventory patterns, Lorillard domestic wholesale shipments declined approximately 1.8% in the first quarter of 2014 versus year ago, outperforming adjusted total cigarette industry domestic wholesale shipments which decreased an estimated 4% during the quarter compared to first quarter of 2013.

Total wholesale unit volume for Newport, the Company’s flagship brand, decreased 2.2% for the first quarter of 2014 compared to the corresponding period of 2013. Domestic wholesale cigarette unit volume for Newport, which excludes Puerto Rico and U.S. Possessions, decreased 1.5% for the quarter versus a year ago. Adjusting for inventory fluctuations, Newport domestic volume declined approximately 0.9% versus year ago. Domestic wholesale shipments for Maverick, the Company’s leading discount brand, decreased 6.0% for the first quarter of 2014 compared to the first quarter of 2013.

Based on Lorillard’s proprietary retail shipment database administered by MSAI, which measures shipments from wholesale to retail and is unaffected by wholesale inventory changes, Lorillard’s first quarter 2014 domestic retail market share increased 0.3 share points versus year ago to 15.2%. Newport’s domestic retail market share reached 13.0%, an increase of 0.4 share points compared to the first quarter of 2013. Lorillard’s domestic retail share of the menthol market was flat versus the first quarter of 2013 at 40.7%. Gains in Newport’s domestic retail market share were primarily attributable to the continued strengthening of Newport Menthol in its core geographies, continued success in expansion markets and the volume impact resulting from the introductions of Newport Smooth Select and Newport Non-Menthol Gold in 2013.

Cost of sales. Cost of sales increased by $110 million, or 13.3%, from $828 million for the three months ended March 31, 2013 to $938 million for the three months ended March 31, 2014. Cost of sales reflects higher expenses related to the State Settlement Agreements ($110 million), higher cigarette raw material input costs (primarily tobacco and other direct costs) ($9 million), higher Food and Drug Administration fees ($2 million) and an increase in the Federal Assessment for Tobacco Growers ($1 million), partially offset by lower unit sales volume ($14 million, including $10 million of Federal Excise Tax). We recorded pre-tax charges for our obligations under the State Settlement Agreements of $286 million and $176 million for the three months ended March 31, 2014 and 2013, respectively, an increase of $110 million. The $110 million increase is primarily due to the absence of the $143 million favorable impact on Lorillard’s tobacco settlement expense of the settlement to resolve certain MSA payment adjustment disputes approved by the arbitration panel in March 2013, partially offset by the favorable impact of $31 million on Lorillard’s tobacco settlement expense related to the 2003 non-participating manufacturer arbitration award as a result of the September 2013 arbitration panel determination that six states failed to diligently enforce escrow provisions applicable to non-participating manufacturers.

Selling, general and administrative. Selling, general and administrative costs decreased $18 million to $120 million in the three months ended March 31, 2014 compared to the three months ended March 31, 2013, primarily due to the absence of the $20 million in estimated costs to comply with or otherwise resolve the U.S. Government Case judgment incurred in the first quarter of 2013.

Electronic Cigarettes Segment Results*

	Three Months Ended March 31,
	2014	2013
	(In millions)
Net sales	$51	$57
Cost of sales	35	36

Gross profit	16	21
Selling, general and administrative	27	14

Operating (loss) income	$(11)	$7

*	Results for the three months ended March 31, 2013 provided above are not comparable to the results for the year ended March 31, 2014 as Lorillard purchased SKYCIG on October 1, 2013.

Net sales. Net sales for the Electronic Cigarettes segment were $51 million for the three months ended March 31, 2014, compared to $57 million for the three months ended March 31, 2013. The decline in sales of blu eCigs in the U.S. versus year ago reflects an increase in unit volume offset by the estimated $7 million mix impact of a lower price on rechargeable kits that were introduced in the third quarter of 2013. The year ago quarter was also favorably impacted by significant pipeline inventory as the brand was in its initial phase of national expansion. As of March 31, 2014, blu eCigs’ products were carried in approximately 149,000 retail outlets in the U.S. SKYCIG, based in the U.K., was acquired on October 1, 2013 and generated $2 million in net sales during the first quarter.

Lorillard will be reporting Nielsen ScanTrack Database dollar share results for blu and the e-cig category going forward. According to Nielsen, blu’s all-outlet dollar market share of electronic cigarettes increased 10 share points to 45% for the 13 weeks ending March 15, 2014 versus the year ago 13 week period. blu’s robust share growth at retail is attributed to strong consumer pull through from brand equity building activities and increased distribution.

Cost of sales. Cost of sales for the Electronic Cigarettes segment was $35 million for the three months ended March 31, 2014, compared to $36 million for the three months ended March 31, 2013.

Gross profit. Gross profit was $16 million, or 31.4% of net sales, for the three months ended March 31, 2014, compared to $21 million, or 36.8% of net sales, for the three months ended March 31, 2013. Gross profit and gross profit margin for the first quarter ended March 31, 2014 were negatively impacted by the mix impact of the new, lower priced rechargeable kits as well as higher retail distribution costs.

Selling, general and administrative. Selling, general and administrative costs were $27 million for the three months ended March 31, 2014, compared to $14 million for the three months ended March 31, 2013. Selling, general and administrative costs include increased advertising and marketing costs associated with brand-building activities in the U.S. and to prepare for the launch of blu in the U.K. Selling, general and administrative costs for the three months ended March 31, 2014 also include $6 million of amortization related to the SKYCIG brand. The fair value ascribed to the SKYCIG brand in connection with the acquisition of $34 million is being amortized over an estimated life of 18 months beginning October 1, 2013 after which amortization charges related to the brand will cease.

Operating income. The Electronic Cigarettes segment had an operating loss of $11 million for the three months ended March 31, 2014, compared to operating income $7 million for the three months ended March 31, 2013. SKYCIG’s operating loss was $9 million for the three months ended March 31, 2014.

Lorillard Consolidated Results

Investment income. Investment income increased $7 million for the three months ended March 31, 2014 compared to the three months ended March 31, 2013, and reflects $7 million of interest income related to the 2003 non-participating manufacturer arbitration award.

Interest expense. Interest expense increased $4 million for the three months ended March 31, 2014 compared to the three months ended March 31, 2013, and reflects interest on the Senior Notes issued in the second quarter of 2013.

Income taxes. Income taxes decreased $29 million or 15.0% from $193 million for the three months ended March 31, 2013 to $164 million for the three months ended March 31, 2014. The change reflects a decrease in income before income taxes of $86 million, or 16.5%, partially offset by an increase in the effective tax rate from 37.1% to 37.7% for the three months ended March 31, 2013 and 2014, respectively. The rate increase is mainly due to an increase in state taxes and United Kingdom foreign tax rate differences that negatively impacted the tax rate.

Liquidity and Capital Resources

Our cash and cash equivalents of $1.535 billion at March 31, 2014 were invested in prime money market funds.

Our short-term and long-term investments totaled $297 million and $191 million as of March 31, 2014, respectively. Short-term and long-term investments consist of investment grade debt securities, all of which are classified as available for sale.

Cash Flows

Cash flow from operating activities. The principal source of liquidity for our business and operating needs is internally generated funds from our operations. We generated net cash flow from operations of $703 million for the three months ended March 31, 2014 compared to $699 million for the three months ended March 31, 2013. The increased cash flow in 2014 primarily reflects a higher increase in accrued tobacco settlement costs, partially offset by lower net income and a lower increase in income taxes payable.

Cash flow from investing activities. Our cash flows from investing activities used cash of $246 million for the three months ended March 31, 2014 compared to $7 million for the three months ended March 31, 2013. The increase in cash used by investing activities is due primarily to the purchase of investments totaling $297 million, partially offset by cash provided by sales of investments of $59 million.

Cash flow from financing activities. Our cash flow from operations has exceeded our working capital and capital expenditure requirements during the three months ended March 31, 2014. We paid cash dividends to our shareholders of $224 million on March 10, 2014 and $209 million on March 11, 2013. During the three months ended March 31, 2014 and 2013, we repurchased shares totaling $158 million and $149 million, respectively.

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

During the first quarter of 2014, the Company repurchased approximately 3.2 million shares at a cost of $158 million under the $500 million share repurchase program under the $1 billion repurchase program announced in March 2013 and amended in May 2013. As of March 31, 2014, the maximum dollar value of shares that could yet be purchased under the $1 billion share repurchase program was $156 million.

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

During April 2014, we paid $1.065 billion under the State Settlement Agreements, primarily based on 2013 volume. Included in the above number was $93 million we deposited in an interest-bearing escrow account (“Disputed Payments Account”) in accordance with procedures established in the MSA pending resolution of a claim by us and the other Original Participating Manufacturers that they are entitled to reduce their MSA payments based on a loss of market share to non-participating manufacturers. Most of the states that are parties to the MSA are disputing the availability of the reduction and we believe that this dispute will ultimately be resolved by judicial and arbitration proceedings. Our $93 million deposit in escrow is based upon the Original Participating Manufacturers collective loss of market share in 2011 that resulted in a reduction of $88 million and for adjustments related to escrow payments for other years. In April of 2013, 2012, 2011, 2010, 2009, 2008, 2007 and 2006, we had previously deposited $119 million, $106 million, $104 million, $83 million, $73 million, $72 million, $111 million and $109 million, respectively, in the Disputed Payments Account discussed above, which was based on a loss of market share in 2010, 2009, 2008, 2007, 2006, 2005, 2004 and 2003 to non-participating manufacturers. In February 2009, we directed the release of $72 million from the Disputed Payments Account to the MSA states. This amount related to the loss of market share in 2005 and this release was pursuant to an Agreement Regarding Arbitration that we and the other Participating Manufacturers entered into with certain MSA states. In April 2013, October 2013 and April 2014, we directed the release of $298 million, $22 million and $40 million, respectively, from the Disputed Payments Account to the signatory states to the settlement that resolved the disputes involving MSA payment adjustments relating to non-participating manufacturers and to the non-signatory states to the settlement that were found to be diligent in enforcing MSA escrow provisions as a result of the 2003 non-participating manufacturer arbitration award, as further discussed below. In addition, in April 2014, we directed the release of $62 million from the Disputed Payments Account to Lorillard Tobacco associated with the 2003 arbitration award discussed below. We and the other Original Participating Manufacturers have the right to claim additional reductions of MSA payments in subsequent years under provisions of the MSA.

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

The settlement resolves the claims for the years 2003 through 2012 and puts in place a new method for calculating this adjustment beginning in 2013. Under the terms of the settlement, Lorillard Tobacco and other manufacturers will receive credits against their future MSA payments over five years, and the signatory states will be entitled to receive their allocable share of the amounts currently being held in escrow resulting from these disputes. Lorillard Tobacco currently expects to receive credits over five years of approximately $220 million on its outstanding claims, with $165 million having occurred in April 2013, $23 million in April 2014, and the remainder over the following three years. The estimate is subject to change depending upon a number of factors included in the calculation of the credit.

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

Lorillard Tobacco will continue to pursue these claims against those states that have not settled. Fourteen states that have not joined the settlement have taken action in state court to prevent the settlement from proceeding or to seek other relief related to the settlement. As of April 21, 2014, claims in thirteen states remain pending as one state withdrew its opposition. Two of the thirteen states also unsuccessfully sought to preliminarily enjoin the implementation of the settlement. There is no assurance that such attempts will be resolved favorably to the Company.

On September 11, 2013, the arbitration panel responsible for adjudicating the 2003 NPM adjustment dispute issued a determination that six states failed to diligently enforce escrow provisions applicable to non-participating manufacturers. The six non-diligent states included Indiana, Kentucky, Missouri, New Mexico, Maryland, and Pennsylvania. Nine other states that did not participate in the settlement were considered by the arbitration panel because the OPMs contested their diligence as well. The arbitration panel found those nine states diligent. As a result of the panel’s ruling, the OPMs are entitled to receive $458 million, plus interest and earnings, with Lorillard Tobacco’s share of the principal amount totaling $47 million. The six non-diligent states have filed motions in their state courts to vacate the arbitration panel’s non-diligence findings. However, of the states that did not settle, nearly all have instructed the MSA Independent Auditor to implement the 2003 NPM Adjustment award through the non-diligent states receiving reductions in future MSA payments they receive, and the OPMs and states found diligent receiving amounts due to them through payments from the Disputed Payments Account and/or adjustments associated with future payments. On March 31, 2014 the MSA Independent Auditor issued final calculations for the April 2014 MSA payments that implement the 2003 NPM Adjustment in that fashion.

On April 10, 2014, the court in one non-diligent state issued its rulings on that state’s motion to vacate the arbitration panel’s rulings with respect to that state. The court upheld the arbitration panel’s non-diligence finding for that state. However, the court also ruled that the states that signed the settlement and had been contested in the 2003 NPM Adjustment arbitration would be deemed non-diligent for purposes of calculating that state’s share of the 2003 NPM Adjustment. The OPM’s intend to appeal this ruling. The MSA Independent Auditor on April 14, 2014 issued revised final calculations for the April 2014 MSA payments that implement this court’s ruling. The ruling was reflected as an increase of $12 million in Lorillard Tobacco’s April 15, 2014 MSA payment.

Based on the terms of the award, during the first quarter of 2014 Lorillard Tobacco recorded a reduction in its State Settlements liability and expense of $37 million and recorded $7 million as an increase to investment income related to interest earned on the proceeds from the 2003 NPM Adjustment award, including funds paid into and released from the Disputed Payments Account. The reduction was partially offset by an increase of $6 million in the State Settlements liability and expense related to the industry Volume Adjustment Offset associated with the increase in the industry aggregate operating income under the agreements with the previously settled states.

In addition, in connection with the MSA, the Original Participating Manufacturers entered into an agreement to establish a $5.2 billion trust fund payable between 1999 and 2010 to compensate the tobacco growing communities in 14 states (the “Trust”). Payments to the Trust ended in 2005 as a result of an assessment imposed under a federal law, enacted in 2004, repealing the federal supply management program for tobacco growers. Under the law, tobacco quota holders and growers will be compensated over 10 years with payments totaling $10.1 billion, funded by an assessment on tobacco manufacturers and importers. Payments under the law to qualifying tobacco quota holders and growers commenced in 2005 and will be completed in 2014. Lorillard recorded pretax charges for its obligations under the law of $28 million and $27 million for the three months ended March 31, 2014 and 2013, respectively. We estimate our remaining cash payments in 2014 under the law will be between $90 million and $100 million.

Contractual Cash Payment Obligations

The following chart presents our contractual cash payment obligations of Lorillard as of March 31, 2014:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In millions)
Senior notes	$3,500	$—	$500	$1,000	$2,000
Interest payments related to notes	1,889	198	554	296	841
Leaf Purchase obligations	81	81	—	—	—
Contractual purchase obligations	62	62	—	—	—
Operating lease obligations	7	3	3	1	—

Total	$5,539	$344	$1,057	$1,297	$2,841

As of March 31, 2014, we do not believe that we will make any payments in the next twelve months related to gross unrecognized tax benefits. We cannot make a reasonably reliable estimate of the amount of liabilities for unrecognized tax benefits that may result in cash settlements for periods beyond twelve months.

As previously discussed, we have entered into the State Settlement Agreements which impose a stream of future payment obligations on us and the other major U.S. cigarette manufacturers. Our portion of ongoing adjusted settlement payments, including fees to settling plaintiffs’ attorneys, are based on a number of factors which are described above. Our cash payment under the State Settlement Agreements in 2013 amounted to $1.200 billion, net of the NPM settlement credit of $177 million, and we estimate our cash payments in 2014 under the State Settlement Agreements will be between $1.350 billion and $1.400 billion, primarily based on 2013 estimated industry volume. Payment obligations are not incurred until the related sales occur and therefore are not reflected in the above table. The 2014 estimated cash payments include the favorable impact of the release from the DPA on April 15, 2014 of $47 million as a result of the September 2013 arbitration panel determination that six states failed to diligently enforce escrow provisions applicable to non-participating manufacturers.

Off-Balance Sheet Arrangements

None.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Market Risk

We invest in financial instruments that involve market risk. Our measure of market risk exposure represents an estimate of the change in fair value of our financial instruments. Market risk exposure is presented below for each class of financial instrument we held at March 31, 2014, assuming immediate adverse market movements of the magnitude described. We believe that the rate of adverse market movement represents a measure of exposure to loss under hypothetically assumed adverse conditions. The estimated market risk exposure represents the hypothetical loss to future earnings and does not represent the maximum possible loss nor any expected actual loss, even under adverse conditions, because actual adverse fluctuations would likely differ. In addition, since our investment portfolio is subject to change based on its portfolio management strategy as well as in response to changes in the market, these estimates are not necessarily indicative of the actual results which may occur. The market risk exposure represents the potential loss in carrying value and pretax impact to future earnings caused by the hypothetical change in price.

Exposure to market risk is managed and monitored by senior management. Senior management approves our overall investment strategy and has the responsibility to ensure that the investment positions are consistent with that strategy with an acceptable level of risk.

Interest rate risk. Our cash and cash equivalents consist of money market funds with major financial institutions. Our short and long-term investments are made up of available-for-sale securities which include corporate debt securities, U.S. Government agency obligations, commercial paper and international government obligations. All of our investments are exposed to fluctuations in interest rates. A sensitivity analysis, based on a hypothetical 1% increase or decrease in interest rates on our average 2014 investments, would cause an increase or decrease in pretax income of approximately $5 million for the three months ended March 31, 2014.

Our debt is denominated in US Dollars and has been issued at a fixed rate. In September 2009, we entered into interest rate swap agreements for a total notional amount of $750 million to hedge changes in fair value of the Notes due to changes in the designated benchmark interest rate. Changes in the fair value of the derivative are recorded in earnings along with offsetting adjustments to the carrying amount of the hedged debt. A sensitivity analysis, based on a hypothetical 1% change in LIBOR, would cause an increase or decrease in pretax income of approximately $2 million for the three months ended March 31, 2014.

Liquidity risk. We may be forced to cash settle all or a portion of our derivative contracts before the expiration date if our debt rating is downgraded below Ba2 by Moody’s or BB by S&P. This could have a negative impact on our cash position. Early cash settlement would result in the timing of our hedge settlement not being matched to the cash settlement of the debt. As of March 31, 2014, our debt ratings were Baa2 and BBB- with Moody’s and S&P, respectively, both of which are above the ratings at which settlement of our derivative contracts would be required. See Note 13, “Derivative Instruments,” to the Consolidated Condensed Financial Statements for additional information on derivatives.

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

Item 1A. Risk Factors

With the exception of the following, there have been no other material changes in our risk factors from those disclosed in Part I, Item 1A of our Form 10-K:

As of April 21, 2014, Lorillard Tobacco is a defendant in approximately 6,760 tobacco-related lawsuits, including approximately 660 cases in which Lorillard, Inc. is a co-defendant. Lorillard, Inc. is a defendant in two cases in which Lorillard Tobacco is not a defendant. These cases, which are extremely costly to defend, could result in substantial judgments against Lorillard Tobacco and/or Lorillard, Inc.

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

The 2006 ruling by the Florida Supreme Court in Engle also permitted members of the Engle class to file individual claims, including claims for punitive damages. The Florida Supreme Court held that these individual plaintiffs are entitled to rely on a number of the jury’s findings in favor of the plaintiffs in the first phase of the Engle trial. These findings included that smoking cigarettes causes a number of diseases; that cigarettes are addictive or dependence-producing; and that the defendants, including Lorillard Tobacco and Lorillard, Inc., were negligent, breached express and implied warranties, placed cigarettes on the market that were defective and unreasonably dangerous, and concealed or conspired to conceal the risks of smoking. Lorillard Tobacco is a defendant in approximately 4,008 cases pending in various state and federal courts in Florida that were filed by members of the Engle class (the “Engle Progeny Cases”), including 649 cases in which Lorillard, Inc. is a co-defendant. Lorillard, Inc. is a defendant in one Engle Progeny case in which Lorillard Tobacco is not a defendant.

As of April 21, 2014, trial was not underway in any Engle Progeny Cases in which Lorillard Tobacco is a defendant. As of April 21, 2014, Lorillard Tobacco and Lorillard, Inc. are defendants in Engle Progeny Cases that have been placed on courts’ 2014 and 2015 trial calendars or in which specific trial dates have been set. Trial schedules are subject to change and it is not possible to predict how many of the Engle Progeny Cases pending against Lorillard Tobacco or Lorillard, Inc. will be tried in 2014 and 2015. It also is not possible to predict whether some courts will implement procedures that consolidate multiple Engle Progeny Cases for trial.

Trials of some of the Engle Progeny Cases have resulted in verdicts that have awarded damages from cigarette manufacturers, including us.

As of April 21, 2014, Lorillard has been a defendant in 16 Engle Progeny Cases tried to a verdict. Plaintiffs in twelve Engle Progeny Cases were awarded compensatory damages from Lorillard Tobacco. In eleven of these cases the damages were awarded by the jury, and in one case the court entered an order following trial that awarded plaintiff compensatory damages. In three of the twelve cases, plaintiffs were awarded punitive damages from Lorillard Tobacco. Lorillard, Inc. was a defendant in one of these twelve cases at the time of verdict. The twelve cases are listed below in the order in which the verdicts were returned:

•

In Mrozek v. Lorillard Tobacco Company (Circuit Court, Fourth Judicial Circuit, Duval County, Florida), the jury awarded plaintiff a total of $6 million in compensatory damages and $11.3 million in punitive damages in March 2011. The jury apportioned 35% of the fault for the smoker’s injuries to the smoker and 65% to Lorillard Tobacco. The final judgment entered by the trial court reflected the jury’s verdict and awarded plaintiff $3,900,588 in compensatory damages and $11,300,000 in punitive damages plus 6% annual interest. A motion filed by Lorillard Tobacco to disqualify the trial judge based on comments he made in another Engle Progeny trial was denied in July 2012 and a petition filed by Lorillard Tobacco requesting that the Florida First District Court of Appeal review that decision was denied in January 2013. In December 2012, the Florida First District Court of Appeal affirmed the final judgment awarding compensatory and punitive damages and Lorillard Tobacco’s motion for rehearing of the appellate court opinion was denied in February 2013. In March 2013, Lorillard Tobacco filed a notice with the Florida Supreme Court seeking review of the appellate court decision. In April 2013, the Florida Supreme Court ordered Lorillard Tobacco to show cause why the Florida Supreme Court’s decision in Douglas, which addressed the application of the Engle Phase I findings, is not controlling in this case. Lorillard Tobacco filed a response to this order in May 2013. On February 13, 2014, the Florida Supreme Court declined to grant review of this case. In March 2014, Lorillard Tobacco amended the bond necessary to maintain a stay on payment of the final judgment. On March 28, 2014, Lorillard Tobacco filed a petition with the United States Supreme Court, seeking review of the due process issue, and requested that the petition be held and resolved in the same manner as the Duke, Walker, and Brown cases, also pending before the United States Supreme Court. As of April 21, 2014, the United States Supreme Court had not announced whether it would grant review of these cases. The Florida First District Court of Appeal provisionally granted plaintiff’s motion for appellate attorneys’ fees, ruling that the trial court is authorized to award appellate fees if the trial court determines entitlement to attorneys’ fees. In June 2013, the trial court granted plaintiffs’ motion for entitlement to trial court attorneys’ costs and fees and also determined that plaintiff was entitled to intermediate appellate court attorneys’ fees. As of April 21, 2014, the trial court had not determined the amount of trial court or intermediate appellate court fees to award. On November 18, 2013, plaintiff filed a motion with the Florida Supreme Court seeking attorneys’ fees in connection with the appeal to the Florida Supreme Court. On February 3, 2014, the Florida Supreme Court provisionally granted plaintiff’s motion for attorney fees in the amount of $2,500, conditioned on the trial court’s determination of entitlement.

•

In Tullo v. R.J. Reynolds, et al. (Circuit Court, Palm Beach County, Florida), the jury awarded plaintiff a total of $4.5 million in compensatory damages in April 2011. The jury assessed 45% of the fault to the smoker, 5% to Lorillard Tobacco and 50% to other defendants. The jury did not award punitive damages to the plaintiff. The court entered a final judgment that awarded plaintiff $225,000 in compensatory damages from Lorillard Tobacco plus 6% annual interest. Defendants noticed an appeal from the final judgment to the Florida Fourth District Court of Appeal. In August 2013, the Florida Fourth District Court of Appeal affirmed the final judgment. On October 16, 2013 defendants filed a notice with the Florida Supreme Court seeking review of the appellate court decision. On March 10, 2014, the trial court entered an order confirming that Lorillard Tobacco had satisfied the judgment awarding compensatory damages and interest for an amount totaling approximately $263,400. On March 18, 2014, Lorillard Tobacco filed a notice of voluntary dismissal of their petition seeking review of the Florida Supreme Court. The Florida Fourth District Court of Appeal provisionally granted plaintiff’s motion for appellate attorneys’ fees, ruling that the trial court is authorized to award appellate fees if the trial court determines entitlement to such attorneys’ fees. As of April 21, 2014, the trial court had not determined the amount of trial court costs or appellate court fees to award.

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

•

In Jewett v. R.J. Reynolds Tobacco Co., et al. (Circuit Court, Duval County, Florida), the jury awarded the estate of the decedent $692,981 in compensatory damages and awarded the plaintiff $400,000 for loss of companionship in May 2011. The jury assessed 70% of the responsibility for the decedent’s injuries to the decedent, 20% to R.J. Reynolds and 10% to Lorillard Tobacco. The jury determined that no punitive damages were warranted. The final judgment entered by the trial court reflected the jury’s verdict and awarded plaintiff a total of $109,298 from Lorillard Tobacco plus 6% annual interest. In June 2012, an agreement was reached between the parties as to the amount of trial court costs and attorneys’ fees incurred, should the judgment be upheld on appeal, and plaintiff’s motion for costs and attorneys’ fees was withdrawn. In November 2012, the Florida First District Court of Appeal reversed the judgment awarding compensatory damages and ordered the case returned to the trial court for a new trial. In January 2013, the appellate court denied a motion filed by the plaintiff for rehearing of the decision reversing the judgment. Both the plaintiff and defendants filed notices with the Florida Supreme Court seeking review of the appellate court decision. On February 14, 2014, the Florida Supreme Court declined to grant review of this case.

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

•

In Sury v. R.J. Reynolds Tobacco Company, et al., (Circuit Court, Duval County, Florida), in November 2011, the jury awarded plaintiff $1,000,000 in compensatory damages and assessed 60% of the responsibility for the decedent’s injuries to the decedent, 20% to Lorillard Tobacco and 20% to R.J. Reynolds. The jury returned a verdict for the defendants regarding whether punitive damages were warranted. In March 2012, the court entered a final judgment against defendants in the amount of $1,000,000, jointly and severally, plus 4.75% annual interest, declining to apply the jury’s comparative fault findings to causes of action alleging intentional conduct. On June 24, 2013, the Florida First District Court of Appeal affirmed the final judgment. Lorillard Tobacco’s motion for rehearing of this decision with the Florida First District Court of Appeal was denied in August 2013. The Florida Supreme Court declined review of the intermediate appellate court decision in January 2014. On March 28, 2014, Lorillard Tobacco filed a petition with the United States Supreme Court, seeking review of the due process issue, and requested that the petition be held and resolved in the same manner as the Duke, Walker, and Brown cases, also pending before the United States Supreme Court. As of April 21, 2014, the United States Supreme Court had not announced whether it would grant review of these cases. In December 2012, Lorillard Tobacco reached an agreement with the plaintiff to resolve the trial costs and fees, conditioned on the judgment being upheld on appeal. In June 2013, the First District Court of Appeal determined that plaintiff was entitled to attorneys’ fees in connection with the appeal to the First District Court of Appeal and directed the trial court to determine the amount. As of April 21, 2014, the trial court had not determined the amount. In October 2013, the plaintiff filed a motion with the Florida Supreme Court seeking attorneys’ fees and costs in connection with the appeal to the Florida Supreme Court. The Florida Supreme Court granted the motion and awarded plaintiff $2,500 in fees.

•

In Alexander v. Lorillard Tobacco Company, et al. (Circuit Court, Eleventh Judicial Circuit, Miami-Dade County, Florida) the jury awarded plaintiff $20,000,000 in compensatory damages and $25,000,000 in punitive damages in February and March 2012. Lorillard Tobacco is the only defendant in this case. The jury apportioned 20% of the fault for the smoker’s injuries to the smoker and 80% to Lorillard Tobacco. In March 2012, the court entered a final judgment that applied the jury’s comparative fault determination to the court’s award of compensatory damages, awarding the plaintiff $16,000,000 in compensatory damages and $25,000,000 in punitive damages from Lorillard Tobacco. In May 2012, the court granted a motion by Lorillard Tobacco to lower the amount of compensatory damages and reduced the amount awarded to $10,000,000 from Lorillard Tobacco. Other post-trial motions challenging the verdict were denied. The court entered an amended final judgment that applied the jury’s comparative fault determination to the court’s award of compensatory damages, awarding the plaintiff $8,000,000 in compensatory damages and $25,000,000 in punitive damages, plus the statutory rate of interest, which is currently 4.75%. Lorillard Tobacco noticed an appeal from the amended final judgment to the Florida Third District Court of Appeal. On September 4, 2013, the Florida Third District Court of Appeal affirmed the amended final judgment awarding compensatory and punitive damages. Lorillard Tobacco’s motion for rehearing of this decision with the Florida Third District Court of Appeal was denied in October 2013. On November 27, 2013, Lorillard Tobacco filed a petition with the Florida Supreme Court seeking review of the intermediate appellate court decision. As of April 21, 2014, the Florida Supreme Court had not announced whether it would grant review of this case. In September 2012, an agreement was reached between the parties as to the amount of costs and attorneys’ fees incurred, should the judgment be upheld on appeal. In September 2013, the Florida Third District Court of Appeal determined that plaintiff was entitled to intermediate appellate court attorneys’ fees in connection with the appeal to the Florida Third District Court of Appeal and directed the trial court to determine the amount. As of April 21, 2014, the trial court had not determined the amount of such attorneys’ fees to award. On January 3, 2014, the plaintiff filed a motion with the Florida Supreme Court seeking attorneys’ fees in connection with the appeal to the Florida Supreme Court. As of April 21, 2014, the Florida Supreme Court had not ruled on this motion.

•

In Calloway v. R.J. Reynolds Tobacco Company, et al. (Circuit Court, Seventeenth Judicial Circuit, Broward County, Florida), the jury awarded plaintiff and a daughter of the decedent a total of $20,500,000 in compensatory damages in May 2012. The jury apportioned 20.5% of the fault for the smoker’s injuries to the smoker, 27% to R.J. Reynolds, 25% to Philip Morris, 18% to Lorillard Tobacco, and 9.5% to Liggett. The jury awarded $12,600,000 in punitive damages from Lorillard Tobacco and $42,250,000 from the other defendants, for a total punitive damages award of $54,850,000. In August 2012, the court granted a post-trial motion by the defendants and lowered the compensatory damages award to $16,100,000. The court also ruled that the jury’s finding on the plaintiff’s percentage of comparative fault would not be applied to reduce the compensatory damage award because the jury found in favor of the plaintiff on her claims alleging intentional conduct. In August 2012, the court entered final judgment against defendants in the amount of $16,100,000 in compensatory damages, jointly and severally, and $54,850,000 in punitive damages, plus the statutory rate of interest. Lorillard Tobacco is liable for $12,600,000 of the total punitive damages award. The final judgment also granted plaintiff’s application for trial court costs and attorneys’ fees, but as of April 21, 2014, the trial court had not awarded an amount. Defendants have noticed an appeal from the final judgment to the Florida Fourth District Court of Appeal. On March 31, 2014, plaintiff filed a motion with the Florida Fourth District Court of Appeal seeking attorneys’ fees in connection with the appeal to the Fourth District. As of April 21, 2014, the Florida Fourth District Court of Appeal had not ruled on this motion.

•

In Evers v. R.J. Reynolds Tobacco Company, et al. (Circuit Court, Thirteenth Judicial Circuit, Hillsborough County, Florida), the jury awarded plaintiff and the estate of the decedent a total of $3,230,000 in compensatory damages in February 2013. The jury apportioned 31% of the fault for the smoker’s injuries to the smoker, 60% to R.J. Reynolds and 9% to Lorillard Tobacco. The jury found that punitive damages against Lorillard Tobacco were not warranted and awarded $12,362,042 in punitive damages from R.J. Reynolds Tobacco Company. The Court granted a post-trial motion by R.J. Reynolds for a directed verdict on punitive damages and, as a result, the jury’s punitive damages award was set aside. The Court denied a motion filed by the plaintiff to reconsider the directed verdict. At a post-trial hearing, the plaintiff waived entitlement to the jury’s loss of services award which amounted to $280,000 of the total compensatory damages award. In May 2013, the court entered a final judgment that applied the jury’s comparative fault determinations and awarded plaintiff and the estate of the decedent $2,035,500 in compensatory damages ($265,500 from Lorillard Tobacco), plus the statutory rate of interest. Plaintiff and defendants have both appealed the final judgment to the Florida Second District Court of Appeal. Plaintiff also filed a motion for entitlement to trial attorneys’ fees and costs. As of April 21, 2014, the trial court had not ruled on this motion.

•

In Cohen v. R.J. Reynolds Tobacco Company, et al. (Circuit Court, Fifteenth Judicial Circuit, Palm Beach County, Florida), the jury awarded plaintiff and the estate of the decedent a total of $2,055,050 in compensatory damages in May 2013. The jury apportioned 40% of the fault for the smoker’s injuries to the smoker, 30% to R.J. Reynolds, 20% to Lorillard Tobacco, and 10% to Liggett. The jury found that punitive damages were not warranted against any of the defendants. On May 6, 2013, the Court entered final judgment against defendants in the amount of $1,233,030 ($411,010 from Lorillard Tobacco) plus 4.75% annual interest. On July 10, 2013, the Court entered an order granting defendants’ motion for a new trial based on the plaintiff’s improper arguments during closing. This order effectively vacated the final judgment. Plaintiff and defendants have both appealed the order granting the motion for new trial to the Florida Fourth District Court of Appeal. Plaintiff’s petition with the Florida Fourth District Court of Appeal seeking to disqualify the trial court judge from further consideration of this case was denied in November 2013, and a second petition seeking to disqualify the trial judge, filed in January 2014, was also subsequently denied.

•

In Ruffo v. R.J. Reynolds Tobacco Company, et al. (Circuit Court, Eleventh Judicial Circuit, Miami-Dade County, Florida), the jury awarded plaintiff $1,500,000 in compensatory damages in May 2013. The jury apportioned 85% of the fault for the smoker’s injuries to the smoker, 12% to Philip Morris, and 3% to Lorillard Tobacco. Defendants’ post-trial motions challenging the verdict were denied. On October 4, 2013, the Court entered a final judgment against defendants that applied the jury’s comparative fault determinations and awarded plaintiff $225,000 in compensatory damages ($45,000 from Lorillard Tobacco) plus the statutory rate of interest which is currently 4.75%. Defendants have noticed an appeal from the final judgment to the Florida Third District Court of Appeal. Plaintiff filed a motion with the trial court seeking entitlement to attorneys’ costs and fees. In April 2014, the trial court denied this motion. Plaintiff filed a notice of appeal to the Florida Third District Court of Appeal from the order denying attorneys’ fees.

•

In Gafney v. R.J. Reynolds Tobacco Company, et al. (Circuit Court, Fifteenth Judicial Circuit, Palm Beach County, Florida), the jury awarded plaintiff a total of $5,800,000 in compensatory damages in September 2013. The jury apportioned 34% of the fault for the smoker’s injuries to the smoker, 33% to R.J. Reynolds, and 33% to Lorillard Tobacco. Lorillard, Inc. was also a defendant in this trial but damages and comparative fault were not assessed separately for Lorillard, Inc. Because the jury found in favor of the defendants on the claims alleging intentional conduct, the plaintiff was not entitled to punitive damages. On September 26, 2013, the Court entered a final judgment that applied the jury’s comparative fault determinations and awarded the plaintiff a total of $3,828,000 in compensatory damages ($1,914,000 from Lorillard Tobacco), plus the statutory rate of interest. Defendants’ post-trial motions challenging the verdict were denied in November 2013. Defendants have noticed an appeal from the final judgment to the Florida Fourth District Court of Appeal. Plaintiff has filed a motion with the trial court seeking entitlement to attorneys’ fees and costs. As of April 21, 2014, the trial court had not ruled on this motion.

As of April 21, 2014, verdicts have been returned in 108 Engle Progeny Cases in which neither Lorillard Tobacco nor Lorillard, Inc. were defendants since the Florida Supreme Court issued its 2006 ruling. Juries awarded compensatory damages and punitive damages in 32 of these trials. The punitive damages awards have totaled approximately $713.5 million and have ranged from $20,000 to $244 million. In 33 of the trials, juries awarded only compensatory damages. In the 43 other trials, juries found in favor of the defendants. In some of the trials decided in the defendants’ favor, plaintiffs have filed motions challenging the verdicts and in some cases, appeals from final judgments are pending before various Florida circuit and intermediate appellate courts. As of April 21, 2014, one verdict in favor of the defendants has been reversed on appeal and returned to the trial court for a new trial on all issues. It is not possible to predict the final outcome of this litigation.

Various intermediate state and federal Florida appellate courts have issued rulings that address the scope of the preclusive effect of the findings from the first phase of the Engle trial, including whether those findings relieve plaintiffs from the burden of proving certain legal elements of their claims. The Florida Supreme Court granted review in the Douglas case, in which a verdict awarding compensatory damages to the plaintiff was affirmed by an intermediate state Florida appellate court, to address the issue of whether a tobacco manufacturer’s due process rights are violated by reliance upon the Engle Phase I findings. On March 14, 2013, the Florida Supreme Court ruled that application of the Engle Phase I findings to establish certain elements of plaintiffs’ claims is not a violation of the Engle defendants’ due process rights. In order to prevail on either strict liability or negligence claims, the Court found that plaintiffs must establish (i) membership in the Engle class; (ii) that addiction to smoking the Engle defendants’ cigarettes containing nicotine was a legal cause of the injuries alleged and (iii) damages. On August 12, 2013, defendants filed a petition with the United States Supreme Court seeking review of the Florida Supreme Court’s decision. This petition for review was denied on October 7, 2013. The due process issue was also on appeal in the United States Court of Appeals for the Eleventh Circuit in two cases that had been consolidated for appeal: Duke and Walker. On September 6, 2013, the United States Court of Appeals for the Eleventh Court affirmed the verdicts in these cases, holding that the judgment of the Florida Supreme Court in Douglas should be given full faith and credit, and that deference to the decision in Douglas does not violate the due process rights of the defendant. The defendant filed a petition for rehearing of the decision in Duke and Walker with the United States Court of Appeals for the Eleventh Circuit in October 2013. On October 31, 2013, the United States Court of Appeals for the Eleventh Circuit vacated and reconsidered its original opinion. The Court entered a new opinion that is substantively similar to the first with the exception that the Court now discusses giving full faith and credit to the Engle decision, as interpreted in Douglas. On November 7, 2013, the Court denied defendant’s petition for rehearing. On November 7, 2013, the defendant filed a second petition seeking review of the October 31, 2013 opinion. On January 6, 2014, the Court denied this petition. On March 28, 2014, the defendant in Duke and Walker filed a petition with the United

States Supreme Court seeking to answer the question of whether the Engle Phase I findings can be applied to establish certain elements of plaintiffs’ claims. On the same date, defendants filed similar petitions in the Brown case (an appeal from a Florida state court trial), as well as in eight other state court cases, including two cases in which Lorillard Tobacco is a defendant (Mrozek and Sury, discussed above). The defendants have requested that these petitions be held pending disposition of the Duke, Walker, and Brown cases, and resolved in a similar manner. On April 4, 2014, the United States Supreme Court directed that plaintiffs file responses to petitions.

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

On April 24, 2014, the FDA released proposed rules that would extend its regulatory authority to electronic cigarettes and certain other tobacco products under the FSPTCA. We are in the process of reviewing and analyzing the proposed rules and their impact on our electronic cigarette business. We preliminarily note that the proposed rules would require that electronic cigarette manufacturers (i) register with the FDA and report electronic cigarette product and ingredient listings; (ii) market new electronic cigarette products only after FDA review; (iii) only make direct and implied claims of reduced risk if the FDA confirms that scientific evidence supports the claim and that marketing the electronic cigarette product will benefit public health as a whole; (iv) not distribute free samples; (v) implement minimum age and identification restrictions to prevent sales to individuals under age 18; (vi) include a health warning; and (vii) not sell electronic cigarettes in vending machines, unless in a facility that never admits youth. The proposed regulation will be subject to a 75-day public comment period, following which the FDA will finalize the proposed regulation. It is not known how long this regulatory process to finalize and implement the rules may take. Accordingly, although we cannot predict the content of any final rules of the proposed or future regulation or the impact they may have, if enacted they could have a material adverse effect on our electronic cigarette business.

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

                In recent years, states and many local and municipal governments and agencies, as well as private businesses, in the United States have adopted legislation, regulations or policies which prohibit, restrict, or discourage the sale, marketing and/or use of cigarettes and electronic cigarettes; the use of cigarettes and electronic cigarettes in public buildings and facilities, stores, restaurants and bars; and smoking on airline flights and in the workplace. In addition, smoking in virtually all enclosed public places and workplaces is now prohibited by law throughout the United Kingdom. Other similar laws and regulations are currently under consideration and may be enacted by state and local governments in the United States or in the United Kingdom in the future. At present, several local governments have considered and, in some cases imposed, similar restrictions on the use of electronic cigarettes. Although we have no empirical evidence of the effect of such restrictions, we believe that restrictions on smoking in public and other places may lead to a decrease in the number of people who smoke or a decrease in the number of cigarettes smoked by smokers. Increased restrictions on smoking in public and other places may have caused a decrease, and may continue to cause a decrease in the volume of cigarettes that would otherwise be sold by us absent such restrictions, which may have a material adverse effect on our sales volume, revenue and profits. Should foreign, federal, state, local or municipal governments, agencies or regulators or private industry likewise restrict the sale, marketing and/or use of electronic cigarettes in public and other places, such restrictions may lead to a similar decrease in the volume of electronic cigarettes that would otherwise be sold by us absent such restrictions, which may have an adverse effect on our electronic cigarette business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

3 .1	Amended and Restated Certificate of Incorporation of Lorillard, Inc., as of May 14, 2013, incorporated herein by reference to Exhibit 3.1 to our Current Report on Form 8-K (File No. 1-34097) filed on May 14, 2013

3 .2	Amended and Restated Bylaws of Lorillard, Inc., as of May 14, 2013, incorporated herein by reference to Exhibit 3.2 to our Current Report on Form 8-K filed (File No. 1-34097) on May 14, 2013

3 .3	Certificate of Amendment of Certificate of Incorporation of Lorillard Tobacco Company and Certificate of Incorporation of Lorillard Tobacco Company, incorporated herein by reference to Exhibit 3.3 to Lorillard, Inc.’s Registration Statement on Form S-3 (File No. 333-159902) filed on June 11, 2009

3 .4	Bylaws of Lorillard Tobacco Company, incorporated herein by reference to Exhibit 3.4 to Lorillard, Inc.’s Registration Statement on Form S-3 (File No. 333-159902) filed on June 11, 2009

4 .1	Specimen certificate for shares of common stock of Lorillard, Inc., incorporated herein by reference to Exhibit 4.1 to our Amended Registration Statement on Form S-4 (File No. 333-149051) filed on May 9, 2008

4 .2	Indenture, dated June 23, 2009, among Lorillard Tobacco Company, Lorillard, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee, incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K (File No. 1-34097) filed on June 23, 2009

4 .3	First Supplemental Indenture, dated June 23, 2009, among Lorillard Tobacco Company, Lorillard, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee, incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K (File No. 1-34097) filed on June 23, 2009

4 .4	Second Supplemental Indenture, dated April 12, 2010, among Lorillard Tobacco Company, Lorillard, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee, incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K (File No. 1-34097) filed on April 12, 2010

4 .5	Third Supplemental Indenture, dated August 4, 2011, among Lorillard Tobacco Company, Lorillard, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee, incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K (File No. 1-34097) filed on August 4, 2011

4 .6	Fourth Supplemental Indenture, dated August 21, 2012, among Lorillard Tobacco Company, Lorillard, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee, incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K (File No. 1-34097) filed on August 21, 2012

4 .7	Fifth Supplemental Indenture, dated May 20, 2013, among Lorillard Tobacco Company, Lorillard, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee, incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K (File No. 1-34097) filed on May 20, 2013

4 .8	Form of 8.125% Senior Note due 2019 of Lorillard Tobacco Company, incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K (File No. 1-34097) filed on June 23, 2009

4 .9	Form of 6.875% Senior Note due 2020 of Lorillard Tobacco Company, incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K (File No. 1-34097) filed on April 12, 2010

4 .10	Form of 8.125% Senior Note due 2040 of Lorillard Tobacco Company, incorporated by reference to Exhibit 4.4 to our Current Report on Form 8-K (File No. 1-34097) filed on April 12, 2010

4 .11	Form of 3.500% Senior Note due 2016 of Lorillard Tobacco Company, incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K (File No. 1-34097) filed on August 4, 2011

4 .12	Form of 7.000% Senior Note due 2041 of Lorillard Tobacco Company, incorporated by reference to Exhibit 4.4 to our Current Report on Form 8-K (File No. 1-34097) filed on August 4, 2011

4 .13	Form of 2.300% Senior Note due 2017 of Lorillard Tobacco Company, incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K (File No. 1-34097) filed on August 21, 2012

4 .14	Form of 3.750% Senior Note due 2023 of Lorillard Tobacco Company, incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K (File No. 1-34097) filed on May 20, 2013

4 .15	Form of Guarantee Agreement of Lorillard, Inc. for the 8.125% Senior Notes due 2019 of Lorillard Tobacco Company, incorporated by reference to Exhibit 4.4 to Lorillard, Inc.’s Current Report on Form 8-K (File No, 1-34097) filed on June 23, 2009

4 .16	Form of Guarantee Agreement of Lorillard, Inc. for the 6.875% Senior Notes due 2020 of Lorillard Tobacco Company, incorporated by reference to Exhibit 4.5 to our Current Report on Form 8-K (File No. 1-34097) filed on April 12, 2010

4 .17	Form of Guarantee Agreement of Lorillard, Inc. for the 8.125% Senior Notes due 2040 of Lorillard Tobacco Company, incorporated by reference to Exhibit 4.6 to our Current Report on Form 8-K (File No. 1-34097) filed on April 12, 2010

4 .18	Form of Guarantee Agreement of Lorillard, Inc. for the 3.500% Senior Notes due 2016 of Lorillard Tobacco Company, incorporated by reference to Exhibit 4.5 to our Current Report on Form 8-K (File No. 1-34097) filed on August 4, 2011

4 .19	Form of Guarantee Agreement of Lorillard, Inc. for the 7.000% Senior Notes due 2041 of Lorillard Tobacco Company, incorporated by reference to Exhibit 4.6 to our Current Report on Form 8-K (File No. 1-34097) filed on August 4, 2011

4 .20	Form of Guarantee Agreement of Lorillard, Inc. for the 2.300% Senior Notes due 2017 of Lorillard Tobacco Company, incorporated by reference to Exhibit 4.4 to our Current Report on Form 8-K (File No. 1-34097) filed on August 21, 2012

4 .21	Form of Guarantee Agreement of Lorillard, Inc. for the 3.750% Senior Notes due 2023 of Lorillard Tobacco Company, incorporated by reference to Exhibit 4.4 to our Current Report on Form 8-K (File No. 1-34097) filed on May 20, 2013

10 .1	Separation Agreement between Loews Corporation and Lorillard, Inc., Lorillard Tobacco Company, Lorillard Licensing Company, LLC, One Park Media Services, Inc. and Plisa, S.A., incorporated herein by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q (File No. 1-34097) filed on August 7, 2008

10 .2	Comprehensive Settlement Agreement and Release with the State of Florida to settle and resolve with finality all present and future economic claims by the State and its subdivisions relating to the use of or exposure to tobacco products, incorporated herein by reference to Exhibit 10 to Loews’s Report on Form 8-K (File No. 1-6541) filed September 5, 1997

10 .3	Comprehensive Settlement Agreement and Release with the State of Texas to settle and resolve with finality all present and future economic claims by the State and its subdivisions relating to the use of or exposure to tobacco products, incorporated herein by reference to Exhibit 10 to Loews’s Report on Form 8-K (File No. 1-6541) filed February 3, 1998

10 .4	State of Minnesota Settlement Agreement and Stipulation for Entry of Consent Judgment to settle and resolve with finality all claims of the State of Minnesota relating to the subject matter of this action which have been or could have been asserted by the State, incorporated herein by reference to Exhibit 10.1 to Loews’s Report on Form 10-Q for the quarter ended March 31, 1998 (File No. 1-6541) filed May 15, 1998

10 .5	State of Minnesota Consent Judgment relating to the settlement of tobacco litigation, incorporated herein by reference to Exhibit 10.2 to Loews’s Report on Form 10-Q for the quarter ended March 31, 1998 (File No. 1-6541) filed May 15, 1998

10 .6	State of Minnesota Settlement Agreement and Release relating to the settlement of tobacco litigation, incorporated herein by reference to Exhibit 10.3 to Loews’s Report on Form 10-Q for the quarter ended March 31, 1998 (File No. 1-6541) filed May 15, 1998

10 .7	State of Minnesota State Escrow Agreement relating to the settlement of tobacco litigation, incorporated herein by reference to Exhibit 10.6 to Loews’s Report on Form 10-Q for the quarter ended March 31, 1998 (File No. 1-6541) filed May 15, 1998

10 .8	Stipulation of Amendment to Settlement Agreement and For Entry of Agreed Order, dated July 2, 1998, regarding the settlement of the State of Mississippi health care cost recovery action, incorporated herein by reference to Exhibit 10.1 to Loews’s Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 1-6541) filed August 14, 2008

10 .9	Mississippi Fee Payment Agreement, dated July 2, 1998, regarding the payment of attorneys’ fees, incorporated herein by reference to Exhibit 10.2 to Loews’s Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 1-6541) filed August 14, 2008

10 .10	Stipulation of Amendment to Settlement Agreement and For Entry of Consent Decree, dated July 24, 1998, regarding the settlement of the Texas health care cost recovery action, incorporated herein by reference to Exhibit 10.4 to Loews’s Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 1-6541) filed on August 14, 2008

10 .11	Texas Fee Payment Agreement, dated July 24, 1998, regarding the payment of attorneys’ fees, incorporated herein by reference to Exhibit 10.5 to Loews’s Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 1-6541) filed on August 14, 2008

10 .12	Stipulation of Amendment to Settlement Agreement and For Entry of Consent Decree, dated September 11, 1998, regarding the settlement of the Florida health care cost recovery action, incorporated herein by reference to Exhibit 10.1 to Loews’s Report on Form 10-Q for the quarter ended September 30, 1998 (File No. 1-6541) filed November 17, 2008

10 .13	Florida Fee Payment Agreement, dated September 11, 1998, regarding the payment of attorneys’ fees, incorporated herein by reference to Exhibit 10.2 to Loews’s Report on Form 10-Q for the quarter ended September 30, 1998 (File No. 1-6541) filed November 17, 2008

10 .14	Master Settlement Agreement with 46 states, the District of Columbia, the Commonwealth of Puerto Rico, Guam, the U.S. Virgin Islands, American Samoa and the Northern Marianas to settle the asserted and unasserted health care cost recovery and certain other claims of those states, incorporated herein by reference to Exhibit 10 to Loews’s Current Report on Form 8-K (File No. 1-6541) filed November 25, 1998

10 .15	Form of Assignment and Assumption of Services Agreement, dated as of April 1, 2008, by and between R.J. Reynolds Tobacco Company and R.J. Reynolds Global Products, Inc., with a joinder by Lorillard Tobacco Company, incorporated herein by reference to Exhibit 10.17 to our Amended Registration Statement on Form S-4 (File No. 333-149051) filed on March 26, 2008

10 .16	Lorillard, Inc. 2008 Incentive Compensation Plan, incorporated herein by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 (File No. 1-34097) filed on August 7, 2008†

10 .17	Form of Lorillard, Inc. indemnification agreement for directors and executive officers, incorporated herein by reference to Exhibit 10.19 to our Amended Registration Statement on Form S-4 (File No. 333-149051) filed on May 9, 2008†

10 .18	Form of Severance Agreement for named executive officers other than the Chief Executive Officer, incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 1-34097) filed on September 20, 2013†

10 .19	Amendment to Supply Agreement for Reconstituted Tobacco, dated October 30, 2008, by and between R.J. Reynolds Tobacco Company and Lorillard Tobacco Company, incorporated herein by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 1-34097) filed on November 4, 2008 #

10 .20	Form of Stock Appreciation Rights Award Certificate, incorporated herein by reference to Exhibit 10.7 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 1-34097) filed on November 4, 2008†

10 .21	Form of Stock Option Award Certificate, incorporated herein by reference to Exhibit 10.22 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (File No. 1-34097) filed on May 6, 2010†

10 .22	Form of Restricted Stock Award Certificate, incorporated herein by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (File No. 1-34097) filed on May 5, 2009†

10.23	Form of Restricted Stock Unit Award Certificate, incorporated herein by reference to Exhibit 10.24 to our Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 1-34097) filed on February 21, 2012†

10.24	Credit Agreement, dated July 10, 2012, among Lorillard Tobacco Company, as borrower, Lorillard, Inc., as parent guarantor, the lenders referred to therein, and JPMorgan Chase Bank, N.A., as Administrative Agent, incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 1-34097) filed on July 10, 2012

10.25	Offer Letter between Lorillard, Inc. and Murray S. Kessler, dated August 12, 2010, incorporated herein by reference to Exhibit 10.3 to our Current Report on Form 8-K (File No. 1-34097) filed on August 12, 2010†

10.26	Severance Agreement between Lorillard, Inc. and Murray S. Kessler, dated October 11, 2010, incorporated herein by reference to Exhibit 10.26 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (File No. 1-34087) filed on October 27, 2010†

10.27	Lorillard, Inc. Senior Executive Severance Pay Plan, amended and restated February 19, 2014*†

11.1	Statement regarding computation of earnings per share. (See Note 14, “Earnings Per Share,” to the Consolidated Condensed Financial Statements.)*

31.1	Certification by the Chief Executive Officer of Lorillard, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a)*

31.2	Certification by the Chief Financial Officer of Lorillard, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a)*

32.1	Certification by the Chief Executive Officer and Chief Financial Officer of Lorillard, Inc. pursuant to 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002)*

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

*	Filed herewith.
**	Pursuant to applicable securities laws and regulations, the Company is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Company has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fails to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.
#	Confidential treatment has been granted for certain portions of this exhibit pursuant to an order under the Exchange Act of 1934, as amended, which portions have been omitted and filed separately with the Securities and Exchange Commission.
†	Management or compensatory plan or arrangement required to be filed pursuant to Item 601(b)(10) of Regulation S-K.
‡	Schedules and exhibits to Exhibit 2.1, the Asset Purchase Agreement, have been omitted pursuant to Item 601 (b)(2) of Regulation S-K. The Registrant hereby undertakes to furnish supplemental copies of any omitted schedules upon request by the Securities and Exchange Commission

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 24, 2014

LORILLARD, INC.

By:	/s/ Murray S. Kessler
	Name:	Murray S. Kessler
	Title:	Chairman, President and
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ David H. Taylor
	Name:	David H. Taylor
	Title:	Executive Vice President, Finance and
Planning and Chief Financial Officer
(Principal Financial Officer)