Form 10-Q
period 2014-06-30
LORILLARD, INC.
filed 2014-07-30
CIK 1424847

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

Class	Outstanding at July 28, 2014
Common stock, $0.01 par value	360,017,227 shares

INTRODUCTORY NOTE

On July 15, 2014, Lorillard, Inc. announced that it had entered into a merger agreement with Reynolds American Inc. (“RAI”) and a wholly owned subsidiary of RAI. Unless stated otherwise, all forward-looking information contained in this report does not take into account or give any effect to the impact of the proposed merger. For additional details regarding the proposed merger, see Note 21 to our consolidated condensed financial statements, “Subsequent Events,” contained in Part I, Item 1, of this report, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Part I, Item 2, of this report and “Risk Factors” contained in Part II, Item 1A, of this report.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

LORILLARD, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(UNAUDITED)

(In millions, except share and per share data)	June 30, 2014	December 31, 2013
Assets:
Cash and cash equivalents	$709	$1,454
Short-term investments	172	157
Accounts receivable, less allowances of $2 and $3	25	19
Other receivables	19	29
Inventories	475	499
Deferred income taxes	549	555
Other current assets	104	23

Total current assets	2,053	2,736
Plant and equipment, net	312	316
Long-term investments	126	93
Goodwill	103	102
Intangible assets	76	87
Deferred income taxes	58	51
Other assets	165	151

Total assets	$2,893	$3,536

Liabilities and Shareholders’ Deficit:
Accounts and drafts payable	$33	$42
Accrued liabilities	366	377
Settlement costs	753	1,224
Income taxes	1	8

Total current liabilities	1,153	1,651
Long-term debt	3,566	3,560
Postretirement pension, medical and life insurance benefits	311	305
Other liabilities	91	84

Total liabilities	5,121	5,600

Commitments and Contingent Liabilities
Shareholders’ Deficit:
Preferred stock, $0.01 par value, authorized 10 million shares	—	—
Common stock:
Authorized—600 million shares; par value—$0.01 per share
Issued—383 million and 382 million shares (outstanding 360 million and 365 million shares)	4	4
Additional paid-in capital	275	256
Accumulated deficit	(1,313)	(1,438)
Accumulated other comprehensive loss	(124)	(130)
Treasury stock at cost, 23 million and 17 million shares	(1,070)	(756)

Total shareholders’ deficit	(2,228)	(2,064)

Total liabilities and shareholders’ deficit	$2,893	$3,536

See Notes to Consolidated Condensed Financial Statements

LORILLARD, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2014	2013	2014	2013
Net sales (including excise taxes of $502, $516, $947 and $971, respectively)	$1,799	$1,804	$3,391	$3,381
Cost of sales (including excise taxes of $502, $516, $947 and $971, respectively)	1,116	1,126	2,090	1,990

Gross profit	683	678	1,301	1,391
Selling, general and administrative	151	138	297	290

Operating income	532	540	1,004	1,101
Investment income (loss)	(2)	—	6	1
Interest expense	(45)	(41)	(90)	(82)

Income before income taxes	485	499	920	1,020
Income taxes	185	186	349	380

Net income	$300	$313	$571	$640

Earnings per share:
Basic	$0.83	$0.83	$1.58	$1.69
Diluted	$0.83	$0.83	$1.57	$1.69

Weighted average number of shares outstanding:
Basic	360.31	375.86	361.22	377.22
Diluted	360.93	376.61	361.83	378.00

Dividends declared per share	$0.62	$0.55	$1.23	$1.10

See Notes to Consolidated Condensed Financial Statements

LORILLARD, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2014	2013	2014	2013

Net income	$300	$313	$571	$640

Other comprehensive income, net of tax:
Defined benefit retirement plan gains (losses), net of tax expense (benefit) of $1, $(2), $2 and $—	2	(5)	4	(1)
Foreign currency translation adjustments, net of tax expense of $— , $— , $1 and $—	1	—	2	—

Comprehensive income	$303	$308	$577	$639

See Notes to Consolidated Condensed Financial Statements

LORILLARD, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(UNAUDITED)

	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Treasury Shares	Total Shareholders’ Deficit
(In millions, except per share data)

Balance, January 1, 2013	$5	$298	$2,351	$(241)	$(4,190)	$(1,777)

Net income			640			640
Other comprehensive loss, net of tax benefit of $—				(1)		(1)
Dividends paid ($1.10 per share)			(417)			(417)
Retirement of treasury shares	(1)	(82)	(4,146)		4,229	—
Shares repurchased					(318)	(318)
Share-based compensation		11				11
Excess tax benefit on share-based compensation		7				7

Balance, June 30, 2013	$4	$234	$(1,572)	$(242)	$(279)	$(1,855)

Balance, January 1, 2014	$4	$256	$(1,438)	$(130)	$(756)	$(2,064)

Net income			571			571
Other comprehensive income, net of tax expense of $3				6		6
Dividends paid ($1.23 per share)			(446)			(446)
Shares repurchased					(314)	(314)
Share-based compensation		11				11
Excess tax benefit on share-based compensation		8				8

Balance, June 30, 2014	$4	$275	$(1,313)	$(124)	$(1,070)	$(2,228)

See Notes to Consolidated Condensed Financial Statements

LORILLARD, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30
	2014	2013
(In millions)
Cash flows from operating activities:
Net income	$571	$640
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	37	23
Pension and other postretirement benefits contributions	(6)	(22)
Pension and other postretirement benefits expense	9	18
Deferred income taxes	(4)	(3)
Share-based compensation	9	9
Excess tax benefits from share-based payment arrangements	(8)	(7)
Changes in operating assets and liabilities:
Accounts and other receivables	6	(6)
Inventories	25	(24)
Accounts payable and accrued liabilities	(20)	5
Settlement costs	(471)	(434)
Income taxes	(60)	(27)
Other current assets	(14)	7
Other assets	1	3

Net cash provided by operating activities	75	182

Cash flows from investing activities:
Purchase of investments	(337)	—
Additions to plant and equipment	(22)	(34)
Sales, maturities and calls of investments	289	—

Net cash used in investing activities	(70)	(34)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	500
Dividends paid	(446)	(417)
Shares repurchased	(314)	(318)
Debt issuance costs	—	(4)
Proceeds from exercise of stock options	2	2
Excess tax benefits from share-based payment arrangements	8	7

Net cash used in financing activities	(750)	(230)

Change in cash and cash equivalents	(745)	(82)
Cash and cash equivalents, beginning of year	1,454	1,720

Cash and cash equivalents, end of period	$709	$1,638

Cash paid for income taxes	$413	$409
Cash paid for interest, net of cash received from interest rate swaps of $12 and $12	$87	$78

See Notes to Consolidated Condensed Financial Statements

LORILLARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

Overview. Lorillard, Inc., through certain of its subsidiaries, is engaged in the manufacture and sale of cigarettes and electronic cigarettes. Lorillard Tobacco Company’s principal cigarette products are marketed under the brand names of Newport, Kent, True, Maverick and Old Gold with substantially all of its sales in the United States of America. On April 24, 2012 Lorillard acquired blu eCigs, an electronic cigarette brand in the U.S. On October 1, 2013, Lorillard acquired the assets and operations of SKYCIG, now trading as blu (U.K.), a United Kingdom-based electronic cigarette business. Newport, Kent, True, Maverick, Old Gold, blu eCigs and SKYCIG are the registered trademarks of Lorillard, Inc. and its subsidiaries.

The consolidated financial statements of Lorillard, Inc. (the “Company”), together with its subsidiaries (“Lorillard” or “we” or “us” or “our”), include the accounts of the Company and its subsidiaries after the elimination of intercompany accounts and transactions.

The Company has two reportable segments – Cigarettes and Electronic Cigarettes. The Cigarettes segment consists principally of the operations of Lorillard Tobacco Company (“Lorillard Tobacco” or “Issuer”) and related entities. The Electronic Cigarettes segment consists of the operations of LOEC, Inc. (d/b/a blu eCigs), (“LOEC” or “blu eCigs”), Cygnet U.K. Trading Limited (t/a SKYCIG or blu (U.K.)) (“Cygnet”, “SKYCIG” or “blu (U.K.)”) and related entities.

Basis of Presentation. The accompanying unaudited consolidated condensed financial statements reflect all adjustments necessary to present fairly the financial position as of June 30, 2014 and December 31, 2013 and the consolidated income and comprehensive income for the three and six months ended June 30, 2014 and 2013 and the shareholders’ deficit and cash flows for the six months ended June 30, 2014 and 2013.

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

In February 2013, the FASB issued ASU 2013-02 “Comprehensive Income (Topic 220) – Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income.” ASU 2013-02 requires an entity to provide information about amounts reclassified out of accumulated other comprehensive income. An entity is also required to present either on the face of the financial statements or in the footnotes, significant items reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety. For other items that are not required under U.S. GAAP to be reclassified to net income in their entirety, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. This standard is effective for public entities prospectively for reporting periods beginning after December 15, 2012. The adoption of ASU 2013-02 did not have any impact on Lorillard’s financial position or results of operations, but resulted in disclosure of additional information about amounts reclassified out of accumulated other comprehensive loss. For additional information, see Note 17, “Accumulated Other Comprehensive Loss.”

Accounting Pronouncements not yet adopted – In May 2014, the FASB issued ASU 2014-09 “Revenue from Contracts with Customers (Topic 606).” ASU 2014, which was a joint project of the FASB and IASB, clarifies the principles for recognizing revenue and provides a common revenue standard under U.S. GAAP and International Financial Reporting Standards that removes inconsistencies and weaknesses in existing revenue requirements; provides a more robust framework for addressing revenue issues; improves comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets; provides more useful information to users of financial statements through improved disclosure requirements; and simplifies the preparation of financial statements by reducing the number of requirements to which an entity must refer. The guidance in this proposed update affects any entity that enters into contracts with customers unless those contracts are in the scope of other standards (for example, insurance contracts or lease contracts). The core principle of this update is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity applies the following steps: identify the contract(s) with a customer; identify the separate performance obligations in the contract; determine the transaction price; allocate the transaction price to the separate performance obligations in the contract; and recognize revenue when (or as) the entity satisfies a performance obligation. The amendments in this update are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. We have not yet determined the potential effects on Lorillard’s financial position or results of operations, if any.

2.	Acquisitions

On April 24, 2012, Lorillard, Inc., through its wholly owned subsidiary, Lorillard Holdings Company, Inc. (“LHCI”), and its subsidiaries acquired the blu eCigs brand and other assets used in the manufacture, distribution, development, research, marketing, advertising, and sale of electronic cigarettes for $135 million in cash. The acquisition was made pursuant to an asset purchase agreement (the “Agreement”) with BLEC, LLC, Intermark Brands, LLC and QSN Technologies, LLC (the “Sellers”). The Agreement contains customary representations, warranties, covenants and indemnities by the Sellers and LHCI. This acquisition provided Lorillard with the blu eCigs brand and an electronic cigarette product line.

The results of operations of blu eCigs are included in our consolidated financial statements beginning as of April 24, 2012. Lorillard’s consolidated revenues include $81 million and $114 million of sales of blu eCigs during the six months ended June 30, 2014 and 2013, respectively. blu eCigs had operating (loss) income of $(11) million and $9 million during the six months ended June 30, 2014 and 2013, respectively.

The fair values of the assets acquired and liabilities assumed at the date of acquisition are summarized below (in millions):

Assets acquired:
Current assets:
Accounts receivable	$2
Inventories	15

Total current assets	17

Goodwill	64
Intangible assets	58

Total assets	139

Liabilities assumed:
Current liabilities:
Accounts and drafts payable	4

Purchase price	$135

On October 1, 2013, Lorillard acquired certain assets and operations of SKYCIG, now trading as blu (U.K.), a United Kingdom (“U.K.”)-based electronic cigarette (e-cigarette) business for approximately £28 million (approximately $46 million) in cash paid at closing and contingent consideration of up to an additional £30 million (approximately $49 million at October 1, 2013 exchange rates) to be paid in 2016 based on the achievement of certain financial performance benchmarks.

The results of operations of blu (U.K.) are included in our consolidated financial statements beginning as of October 1, 2013. Lorillard’s consolidated revenues include $7 million of sales of blu (U.K.) during the six months ended June 30, 2014. blu (U.K.) had an operating loss of $23 million during the six months ended June 30, 2014.

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

Cigarette inventories (including leaf tobacco, manufactured stock and materials and supplies) are valued at the lower of cost, determined on a last-in, first-out (“LIFO”) basis, or market. Electronic cigarette inventories of $71 million and $85 million included in manufactured stock as of June 30, 2014 and December 31, 2013, respectively, are valued at the lower of cost, determined on a first-in, first-out (“FIFO”) basis, or market. Inventories consisted of the following:

	June 30, 2014	December 31, 2013
	(In millions)
Leaf tobacco	$314	$349
Manufactured stock	157	143
Material and supplies	4	7

	$475	$499

If the average cost method of accounting was used for inventories valued on a LIFO basis, inventories would be greater by approximately $282 million and $264 million at June 30, 2014 and December 31, 2013, respectively.

4.	Other Current Assets

Other current assets were as follows:

	June 30, 2014	December 31, 2013
	(In millions)
Prepaid income taxes	$67	$—
Appeal bonds	21	7
Other current assets	16	16

Total	$104	$23

5.	Plant and Equipment, Net

Plant and equipment is stated at historical cost and consisted of the following:

	June 30, 2014	December 31, 2013
	(In millions)
Land	$3	$3
Buildings	106	104
Equipment	683	684

Total	792	791
Accumulated depreciation	(480)	(475)

Plant and equipment, net	$312	$316

Depreciation expense was $26 million, and $23 million for the six months ended June 30, 2014 and 2013, respectively.

6.	Goodwill and Intangible Assets

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

There were no changes in blu eCigs goodwill during the six months ended June 30, 2014.

On October 1, 2013, Lorillard completed the acquisition of SKYCIG, now trading as blu (U.K.). For additional information, see Note 2, “Acquisitions.” The preliminary purchase price allocation includes $38 million of goodwill and $35 million of intangible assets, $33 million of which is the fair value ascribed to the SKYCIG trademark and trade name. Lorillard is still in the process of finalizing a working capital adjustment that may increase total consideration transferred by up to $2 million. Therefore, the goodwill amount noted above could increase by up to $2 million as a result of finalizing this working capital adjustment. The fair value ascribed to the SKYCIG trademark and trade name in connection with the acquisition is being amortized over an estimated life of 18 months, beginning October 1, 2013, after which amortization charges related to the trademark and trade name will cease.

All goodwill and intangible assets have been recorded as a part of our blu eCigs and blu (U.K.) reporting units, both of which are components of our Electronic Cigarettes reporting segment.

There were no changes in blu (U.K.) goodwill during the six months ended June 30, 2014, other than the impact of foreign currency translation.

Intangible Assets

	Weighted Average Amortization Period	Cost	Foreign Currency Translation	Accumulated Amortization	June 30, 2014 Net Carrying Amount
(In millions)
Amortizable intangible assets:
blu eCigs Non-compete Agreement and Technology	5 years	$1	$—	$1	$—
SKYCIG Non-compete Agreement and Customer List	5 years	2	—	—	2
SKYCIG trademark and trade name	18 months	33	2	18	17

Amortizable intangible assets, net					19
Indefinite-lived intangible assets:
blu eCigs trademark and trade name					57

Intangible assets, net					$76

Intangible assets are amortized using the straight-line method. The aggregate amortization expense for the six months ended June 30, 2014 was $11 million. The aggregate amortization expense for the remainder of 2014 and 2015 is estimated to be approximately $11 million and $6 million, respectively.

7.	Other Assets

Other assets were as follows:

	June 30, 2014	December 31, 2013
	(In millions)
Debt issuance costs	$24	$26
Interest rate swaps	66	60
Prepaid pension	66	55
Other prepaid assets	9	10

Total	$165	$151

8.	Accrued Liabilities

Accrued liabilities were as follows:

	June 30, 2014	December 31, 2013
	(In millions)
Legal fees	$38	$29
Salaries and other compensation	20	20
Medical and other employee benefit plans	28	30
Consumer rebates	64	78
Sales promotion	27	29
Excise and other taxes	93	57
Accrued interest	34	34
Litigation related accruals	22	42
Other accrued liabilities	40	58

Total	$366	$377

9.	Commitments

At June 30, 2014, Lorillard Tobacco had contractual obligations to purchase leaf tobacco of approximately $117 million and to purchase machinery of approximately $60 million between July 1, 2014 and June 30, 2015.

At June 30, 2014, blu eCigs had contractual purchase obligations of approximately $25 million. These purchase obligations related primarily to agreements to purchase inventory between July 1, 2014 and June 30, 2015.

At June 30, 2014, blu (U.K.) did not have any contractual purchase obligations.

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

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2014, were as follows:

(In millions)	Level 1	Level 2	Level 3	Total
Cash and Cash Equivalents:
Prime money market funds	$709	$—	$—	$709

Total cash and cash equivalents	$709	$—	$—	$709

Short-term investments:
Corporate debt securities	$—	$105	$—	$105
U.S. Government agency obligations	—	39	—	39
Commercial paper	—	18	—	18
International government obligations	—	10	—	10

Total short-term investments	$—	$172	$—	$172

Long-term investments:
Corporate debt securities	$—	$108	$—	$108
U.S. Government agency obligations	—	18	—	18

Total long-term investments	$—	$126	$—	$126

Derivative Asset:
Interest rate swaps – fixed to floating rate	$—	$66	$—	$66

Other liabilities:
SKYCIG earn out liability	$—	$—	$26	$26

Assets and liabilities measured at fair value on a recurring basis at December 31, 2013 were as follows:

(In millions)	Level 1	Level 2	Level 3	Total
Cash and Cash Equivalents:
Prime money market funds	$1,454	$—	$—	$1,454

Total cash and cash equivalents	$1,454	$—	$—	$1,454

Short-term investments:
Corporate debt securities	$—	$63	$—	$63
U.S. Government agency obligations	—	59	—	59
Commercial paper	—	22	—	22
International government obligations	—	13	—	13

Total short-term investments	$—	$157	$—	$157

Long-term investments:
Corporate debt securities	$—	$86	$—	$86
U.S. Government agency obligations	—	7	—	7

Total long-term investments	$—	$93	$—	$93

Derivative Asset:
Interest rate swaps — fixed to floating rate	$—	$60	$—	$60

Other liabilities:
SKYCIG earn out liability	$—	$—	$25	$25

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

There were no transfers between levels within the fair value hierarchy. There were no Level 3 purchases, sales, issuances or settlements of these assets and liabilities for the six months ended June 30, 2014 or the six months ended June 30, 2013.

Proceeds from sales, maturities and calls of available for sale securities were $289 million for the six months ended June 30, 2014. There were no proceeds from sales, maturities and calls of available for sale securities for the six months ended June 30, 2013. For the six months ended June 30, 2014, realized gains and losses on sales, maturities and calls of available for sale securities were not material. There were no realized gains and losses on sales, maturities and calls of available for sale securities for the six months ended June 30, 2013.

The fair value of the SKYCIG earn out liability (the “Earn Out”), classified as Level 3 was determined utilizing a discounted cash flows approach using various probability-weighted SKYCIG 2015 financial performance scenarios, upon which the ultimate earn out liability to be paid in 2016 will be based. Significant unobservable inputs used in calculating the fair value of the Earn Out include various SKYCIG financial performance scenarios, the probability of achieving those scenarios, and the discount rate. Based upon this calculation, the fair value of the Earn Out was determined to be £15 million, approximately $25 million, as of the date of the acquisition (October 1, 2013) and approximately $26 million as of June 30, 2014. The amount of the Earn Out that will be ultimately paid in 2016 could range from £0 to £30 million (approximately $0 to $51 million at June 30, 2014 exchange rates). Changes in the fair value of the Earn Out are recorded as a component of selling, general and administrative expenses of the Electronic Cigarettes segment. There was no change in the fair value of the Earn Out other than foreign currency translation during the six months ended June 30, 2014. See Note 2, “Acquisitions” for additional information related to the acquisition of SKYCIG.

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

As of June 30, 2014, Lorillard was in compliance with all financial covenants and there were no borrowings under the Revolver.

12.	Long-Term Debt

Long-term debt consisted of the following:

	June 30, 2014	December 31, 2013
	(In millions)
2016 Notes - 3.500% Notes due 2016	$500	$500
2017 Notes - 2.300% Notes due 2017	500	500
2019 Notes - 8.125% Notes due 2019	816	810
2020 Notes - 6.875% Notes due 2020	750	750
2023 Notes - 3.750% Notes due 2023	500	500
2040 Notes - 8.125% Notes due 2040	250	250
2041 Notes - 7.000% Notes due 2041	250	250

Total long-term debt	$3,566	$3,560

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

Lorillard Tobacco is the principal, 100% owned operating subsidiary of the Company, and the $750 million aggregate principal amount of 8.125% senior notes issued in June 2009 and due 2019 (the “2019 Notes”), $750 million aggregate principal amount of 6.875% senior notes due 2020 and $250 million aggregate principal amount of 8.125% senior notes due 2040 and issued in April 2010 (the “2020 Notes” and “2040 Notes,” respectively), $500 million aggregate principal amount of 3.500% Notes due 2016, 2017 Notes, 2023 Notes and $250 million aggregate principal amount of 7.000% Notes due 2041 (together, the “Notes”) are unconditionally guaranteed on a senior unsecured basis by the Company.

The interest rate payable on the 2019 Notes is subject to incremental increases from 0.25% to 2.00% in the event either Moody’s Investors Services, Inc. (“Moody’s”), Standard & Poor’s Ratings Services (“S&P”) or both Moody’s and S&P downgrade the 2019 Notes below investment grade (Baa3 and BBB- for Moody’s and S&P, respectively). As of June 30, 2014 our debt ratings were Baa2 and BBB- with Moody’s and S&P, respectively, both of which are investment grade.

Upon the occurrence of a change of control triggering event, Lorillard Tobacco would be required to make an offer to repurchase the Notes at a price equal to 101% of the aggregate principal amount of the Notes, plus accrued interest. A “change of control triggering event” occurs when there is both a “change of control” (as defined in the Supplemental Indentures) and the Notes cease to be rated investment grade by both Moody’s and S&P within 60 days of the occurrence of a change of control or public announcement of the intention to effect a change of control. The Notes are not entitled to any sinking fund and are not redeemable prior to maturity. The Notes contain covenants that restrict liens and sale and leaseback transactions, subject to a limited exception. At June 30, 2014 and December 31, 2013, the carrying value of the Notes was $3.566 billion and $3.560 billion, respectively, and the estimated fair value was $4.006 billion and $3.872 billion, respectively. The fair value of the Notes is based on market pricing. The fair value of the Notes, classified as Level 1, utilized quoted prices in active markets.

13.	Derivative Instruments

In September 2009, Lorillard Tobacco entered into interest rate swap agreements, which the Company guaranteed, with a total notional amount of $750 million to modify its exposure to interest rate risk by effectively converting the interest rate payable on the 2019 Notes from a fixed rate to a floating rate. Under the agreements, Lorillard Tobacco receives interest based on a fixed rate of 8.125% and pays interest based on a floating one-month LIBOR rate plus a spread of 4.625%. The variable rates were 4.776% and 4.793% as of June 30, 2014 and December 31, 2013, respectively. The agreements expire in June 2019. The interest rate swap agreements qualify for hedge accounting and were designated as fair value hedges. Under the swap agreements, Lorillard Tobacco receives a fixed rate settlement and pays a variable rate settlement with the difference recorded in interest expense. That difference reduced interest expense by $6 million and $12 million for the three and six months ended June 30, 2014 and 2013, respectively.

For derivatives designated as fair value hedges, which relate entirely to hedges of long-term debt, changes in the fair value of the derivatives are recorded in other assets or other liabilities with an offsetting adjustment to the carrying amount of the hedged debt. At June 30, 2014 and December 31, 2013, the adjusted carrying amounts of the hedged debt were $816 million and $810 million, respectively, and the amounts included in other assets were $66 million and $60 million, respectively.

If our debt rating is downgraded below Ba2 by Moody’s or BB by S&P, the swap agreements will terminate and we will be required to settle them in cash before their expiration date. As of June 30, 2014, our debt ratings were Baa2 and BBB- with Moody’s and S&P, respectively, both of which are above the ratings at which settlement of our derivative contracts would be required.

14.	Earnings Per Share

Basic and diluted earnings per share (“EPS”) were calculated using the following:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(In millions)
Numerator:
Net income, as reported Net	$300	$313	$571	$640
Less: Net income attributable to participating securities	(1)	(1)	(2)	(2)

Net income available to common shareholders	$299	$312	$569	$638

Denominator:

Basic EPS- weighted average shares	360.31	375.86	361.22	377.22
Effect of dilutive securities:
Stock Options and SARS	0.62	0.75	0.61	0.78

Diluted EPS- adjusted weighted average shares and assumed conversions	360.93	376.61	361.83	378.00

Earnings Per Share:
Basic	$0.83	$0.83	$1.58	$1.69
Diluted	$0.83	$0.83	$1.57	$1.69

No options to purchase shares of common stock were excluded from the diluted earnings per share calculation because their effect would be anti-dilutive for the three and six months ended June 30, 2014 or 2013.

15.	Retirement Plans

Lorillard has defined benefit pension, postretirement benefits, profit sharing and savings plans for eligible employees.

Net periodic benefit cost components were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
Pension Benefits	2014	2013	2014	2013
	(In millions)
Service cost	$6	$7	$12	$13
Interest cost	14	13	28	25
Expected return on plan assets	(22)	(21)	(44)	(41)
Amortization of net loss	2	5	4	11
Amortization of prior service cost	1	1	2	2

Net periodic benefit cost	$1	$5	$2	$10

	Three Months Ended June 30,		Six Months Ended June 30,
Other Postretirement Benefits	2014	2013	2014	2013
	(In millions)
Service cost	$2	$2	$3	$3
Interest cost	2	2	5	5

Net periodic benefit cost	$4	$4	$8	$8

Lorillard expects to contribute $1 million to its pension plans and $13 million to its other postretirement benefit plans in 2014, of which $6 million had been contributed to the postretirement benefit plans as of June 30, 2014.

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

As of June 4, 2014, the Company completed its $1 billion share repurchase program that was announced in March 2013 and amended in May 2013, after repurchasing an additional 2.7 million shares during the second quarter of 2014 for $156 million at an average purchase price of $58.72. The Company repurchased a total of 21.1 million shares at an average price of $47.48 per share under this program. In connection with entering into the Merger Agreement (see Note 21, “Subsequent Events”), Lorillard suspended future share repurchases.

As of June 30, 2014, total shares repurchased under share repurchase programs authorized by the Board since the separation from Loews in 2008 were as follows:

Program	Amount Authorized	Number of Shares Repurchased
	(In millions)	(In millions)
July 2008 – October 2008	$400	17.6
May 2009 – July 2009	250	11.0
July 2009 – January 2010	750	29.3
February 2010 – May 2010	250	9.8
August 2010 * – August 2011	1,400	45.1
August 2011 – February 2012	750	20.1
August 2012 – January 2013	500	12.7
March 2013 **– June 2014	1,000	21.1

Total	$5,300	166.7

*	As amended on May 19, 2011
**	As amended on May 21, 2013

17.	Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss during the six months ended June 30, 2014 consisted of the following:

	Defined Benefit Pension and Post-Retirement Plan Items	Foreign Currency	Total
	(In millions)
Beginning balance, January 1, 2014	$131	$(1)	$130
Pension and post-retirement plan actuarial gains and prior service cost	(4)	—	(4)
Foreign currency translation adjustments	—	(2)	(2)

Ending balance, June 30, 2014	$127	$(3)	$124

Reclassifications out of accumulated other comprehensive loss during the six months ended June 30, 2014 were as follows:

	Amount Reclassified from Accumulated Other Comprehensive Loss	Affected Line Item in the Consolidated Statements of Income
	(In millions)
Amortization of defined benefit pension items:
Prior service costs	$(2)	(A)
Actuarial loss	(4)	(A)

	(6)	Total before tax
	2	Income tax benefit

Total reclassifications for the period	$(4)	Net of tax

(A)	These accumulated comprehensive loss components are included in the computation of net periodic pension cost (see Note 15, “Retirement Plans,” for additional details), which is included in cost of sales and selling, general and administrative expenses.

Changes in accumulated other comprehensive loss during the six months ended June 30, 2013 consisted of the following:

Defined Benefit Pension and Post-Retirement Plan Items
Beginning balance, January 1, 2013	$241
Pension and post-retirement plan actuarial gains and prior service cost	1

Ending balance, June 30, 2013	$242

Reclassifications out of accumulated other comprehensive loss during the six months ended June 30, 2013 were as follows:

	Amount Reclassified from Accumulated Other Comprehensive Loss	Affected Line Item in the Consolidated Statements of Income
	(In millions)
Amortization of defined benefit pension items:
Prior service costs	$(2)	(A)
Actuarial loss	(11)	(A)

	(13)	Total before tax
	5	Income tax benefit

Total reclassifications for the period	$(8)	Net of tax

(A)	These accumulated comprehensive loss components are included in the computation of net periodic pension cost (see Note 15, “Retirement Plans,” for additional details), which is included in cost of sales and selling, general and administrative expenses.

18.	Segment Information

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

The Electronic Cigarettes segment consists of the operations of LOEC (d/b/a blu eCigs), Cygnet (t/a SKYCIG or blu (U.K.)) and related entities. LOEC is an electronic cigarette company in the United States, and markets its products under the blu eCigs brand. Lorillard acquired the blu eCigs brand and other assets used in the manufacture, distribution, development, research, marketing, advertising and sale of electronic cigarettes on April 24, 2012. Lorillard acquired certain of the assets and operations of SKYCIG, a United Kingdom based electronic cigarette business on October 1, 2013.

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

	For the Three Months Ended June 30, 2014
	Cigarettes	Electronic Cigarettes	Consolidating Adjustments	Total Lorillard
(In millions)
Net sales	$1,762	$37	$—	$1,799
Cost of sales	1,088	28	—	1,116

Gross profit	674	9	—	683
Selling, general and administrative	119	32	—	151

Operating income (loss)	$555	$(23)	$—	$532

Depreciation and amortization	$12	$6	$—	$18
Capital expenditures	$11	$2	$—	$13

	As of or For the Six Months Ended June 30, 2014
	Cigarettes	Electronic Cigarettes	Consolidating Adjustments	Total Lorillard
(In millions)
Net sales	$3,303	$88	$—	$3,391
Cost of sales	2,026	64	—	2,090

Gross profit	1,277	24	—	1,301
Selling, general and administrative	239	58	—	297

Operating income (loss)	$1,038	$(34)	$—	$1,004

Depreciation and amortization	$26	$11	$—	$37
Total assets	$2,678	$340	$(125)	$2,893
Capital expenditures	$20	$2	$—	$22

	For the Three Months Ended June 30, 2013
	Cigarettes	Electronic Cigarettes	Consolidating Adjustments	Total Lorillard
(In millions)
Net sales	$1,747	$57	$—	$1,804
Cost of sales	1,087	39	—	1,126

Gross profit	660	18	—	678
Selling, general and administrative	122	16	—	138

Operating income	$538	$2	$—	$540

Depreciation and amortization	$12	$—	$—	$12
Capital expenditures	$27	$—	$—	$27

	As of or For the Six Months Ended June 30, 2013
	Cigarettes	Electronic Cigarettes	Consolidating Adjustments	Total Lorillard
(In millions)
Net sales	$3,267	$114	$—	$3,381
Cost of sales	1,914	76	—	1,990

Gross profit	1,353	38	—	1,391
Selling, general and administrative	261	29	—	290

Operating income	$1,092	$9	$—	$1,101

Depreciation and amortization	$23	$—	$—	$23
Total assets	$3,243	$217	$(125)	$3,335
Capital expenditures	$34	$—	$—	$34

19.	Consolidating Financial Information

In June 2009, April 2010, August 2011, August 2012 and May 2013, Lorillard Tobacco, as primary obligor, issued the Notes, which are unconditionally guaranteed in full by the Company for the payment and performance of Lorillard Tobacco’s obligation in connection therewith (see Note 12 for a description of the Notes).

The following sets forth the condensed consolidating balance sheets as of June 30, 2014 and December 31, 2013, condensed consolidating statements of income for the three and six months ended June 30, 2014 and 2013, condensed consolidating statements of comprehensive income for the three and six months ended June 30, 2014 and 2013, and condensed consolidating statements of cash flows for the six months ended June 30, 2014 and 2013 for the Company as parent guarantor (herein referred to as “Parent”), Lorillard Tobacco (herein referred to as “Issuer”) and all other non-guarantor subsidiaries of the Company and Lorillard Tobacco. These condensed consolidating financial statements were prepared in accordance with Rule 3-10 of SEC Regulation S-X, “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered.” Lorillard accounts for investments in these subsidiaries under the equity method of accounting.

Condensed Consolidating Balance Sheets

June 30, 2014

(In millions)

	Parent	Issuer	Non-guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Assets:
Cash and cash equivalents	$25	$509	$175	$—	$709
Short term investments	—	172	—	—	172
Accounts receivable, less allowances of $2	—	16	9	—	25
Other receivables (1)	1	16	101	(99)	19
Inventories	—	404	71	—	475
Deferred income taxes	—	543	6	—	549
Other current assets	—	92	12	—	104

Total current assets	26	1,752	374	(99)	2,053
Investment in subsidiaries	—	209	—	(209)	—
Plant and equipment, net	—	309	3	—	312
Long term investments	—	126	—	—	126
Goodwill	—	—	103	—	103
Intangible assets	—	—	76	—	76
Deferred income taxes	—	50	8	—	58
Other assets	125	165	—	(125)	165

Total assets	$151	$2,611	$564	$(433)	$2,893

Liabilities and Shareholders’ Equity (Deficit):
Accounts and drafts payable	$—	$26	$7	$—	$33
Accrued liabilities (1)	—	450	15	(99)	366
Settlement costs	—	753	—	—	753
Income taxes	—	—	1	—	1

Total current liabilities	—	1,229	23	(99)	1,153
Long-term debt	—	3,566	—	—	3,566
Investment in subsidiaries	2,379	—	—	(2,379)	—
Postretirement pension, medical and life insurance benefits	—	311	—	—	311
Other liabilities	—	49	167	(125)	91

Total liabilities	2,379	5,155	190	(2,603)	5,121

Shareholders’ Equity (Deficit):
Common stock	4	—	—	—	4
Additional paid-in capital	275	149	194	(343)	275
Retained earnings/accumulated (deficit)	(1,313)	(2,566)	177	2,389	(1,313)
Accumulated other comprehensive income (loss)	(124)	(127)	3	124	(124)
Treasury stock	(1,070)	—	—	—	(1,070)

Total shareholders’ equity (deficit)	(2,228)	(2,544)	374	2,170	(2,228)

Total liabilities and shareholders’ equity (deficit)	$151	$2,611	$564	$(433)	$2,893

(1)	Includes intercompany royalties between Issuer and Non-guarantor Subsidiaries of a corresponding amount.

Condensed Consolidating Balance Sheets

December 31, 2013

(In millions)

	Parent	Issuer	Non-guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Assets:
Cash and cash equivalents	$341	$1,002	$111	$—	$1,454
Short term investments	—	157	—	—	157
Accounts receivable, less allowances of $3	—	8	11	—	19
Other receivables (1)	—	24	93	(88)	29
Inventories	—	412	87	—	499
Deferred income taxes	—	549	6	—	555
Other current assets	—	19	4	—	23

Total current assets	341	2,171	312	(88)	2,736
Investment in subsidiaries	—	148	—	(148)	—
Plant and equipment, net	—	315	1	—	316
Long term investments	—	93	—	—	93
Goodwill	—	—	102	—	102
Intangible assets	—	—	87	—	87
Deferred income taxes	—	48	3	—	51
Other assets	125	151	—	(125)	151

Total assets	$466	$2,926	$505	$(361)	$3,536

Liabilities and Shareholders’ Equity (Deficit):
Accounts and drafts payable	$—	$37	$5	$—	$42
Accrued liabilities (1)	13	434	14	(84)	377
Settlement costs	—	1,224	—	—	1,224
Income taxes	1	11	—	(4)	8

Total current liabilities	14	1,706	19	(88)	1,651
Long-term debt	—	3,560	—	—	3,560
Investment in subsidiaries	2,516	—	—	(2,516)	—
Postretirement pension, medical and life insurance benefits	—	305	—	—	305
Other liabilities	—	44	165	(125)	84

Total liabilities	2,530	5,615	184	(2,729)	5,600

Shareholders’ Equity (Deficit):
Common stock	4	—	—	—	4
Additional paid-in capital	256	130	177	(307)	256
Retained earnings/accumulated (deficit)	(1,438)	(2,688)	143	2,545	(1,438)
Accumulated other comprehensive income (loss)	(130)	(131)	1	130	(130)
Treasury stock	(756)	—	—	—	(756)

Total shareholders’ equity (deficit)	(2,064)	(2,689)	321	2,368	(2,064)

Total liabilities and shareholders’ equity (deficit)	$466	$2,926	$505	$(361)	$3,536

(1)	Includes intercompany royalties between Issuer and Non-guarantor Subsidiaries of a corresponding amount.

Condensed Consolidating Statements of Income

For the Three Months Ended June 30, 2014

(In millions)

	Parent	Issuer	Non- guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net sales (including excise taxes of $502) (1)	$—	$1,762	$324	$(287)	$1,799
Cost of sales (including excise taxes of $502)	—	1,088	28	—	1,116

Gross profit	—	674	296	(287)	683
Selling, general and administrative (1)	—	405	33	(287)	151

Operating income	—	269	263	—	532
Investment income (loss)	—	(2)	—	—	(2)
Interest expense	1	(44)	(2)	—	(45)

Income before income taxes	1	223	261	—	485
Income taxes	—	84	101	—	185
Equity in earnings of subsidiaries	299	178	—	(477)	—

Net income	$300	$317	$160	$(477)	$300

(1)	Includes intercompany royalties between Issuer and Non-guarantor Subsidiaries of a corresponding amount.

Condensed Consolidating Statements of Income

For the Six Months Ended June 30, 2014

(In millions)

	Parent	Issuer	Non- guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net sales (including excise taxes of $947) (1)	$—	$3,303	$627	$(539)	$3,391
Cost of sales (including excise taxes of $947)	—	2,026	64	—	2,090

Gross profit	—	1,277	563	(539)	1,301
Selling, general and administrative (1)	1	776	59	(539)	297

Operating income	(1)	501	504	—	1,004
Investment income	—	6	—	—	6
Interest expense	2	(89)	(3)	—	(90)

Income before income taxes	1	418	501	—	920
Income taxes	—	156	193	—	349
Equity in earnings of subsidiaries	570	335	—	(905)	—

Net income	$571	$597	$308	$(905)	$571

(1)	Includes intercompany royalties between Issuer and Non-guarantor Subsidiaries of a corresponding amount.

Condensed Consolidating Statements of Income

For the Three Months Ended June 30, 2013

(In millions)

	Parent	Issuer	Non- guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net sales (including excise taxes of $516) (1)	$—	$1,747	$341	$(284)	$1,804
Cost of sales (including excise taxes of $516)	—	1,087	39	—	1,126

Gross profit	—	660	302	(284)	678
Selling, general and administrative (1)	—	407	15	(284)	138

Operating income	—	253	287	—	540
Investment income	—	—	—	—	—
Interest expense	2	(42)	(1)	—	(41)

Income before income taxes	2	211	286	—	499
Income taxes	—	79	107	—	186
Equity in earnings of subsidiaries	311	178	—	(489)	—

Net income	$313	$310	$179	$(489)	$313

(1)	Includes intercompany royalties between Issuer and Non-guarantor Subsidiaries of a corresponding amount.

Condensed Consolidating Statements of Income

For the Six Months Ended June 30, 2013

(In millions)

	Parent	Issuer	Non- guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net sales (including excise taxes of $971) (1)	$—	$3,267	$649	$(535)	$3,381
Cost of sales (including excise taxes of $971)	—	1,914	76	—	1,990

Gross profit	—	1,353	573	(535)	1,391
Selling, general and administrative (1)	—	795	30	(535)	290

Operating income	—	558	543	—	1,101
Investment income	—	1	—	—	1
Interest expense	3	(83)	(2)	—	(82)

Income before income taxes	3	476	541	—	1,020
Income taxes	1	177	202	—	380
Equity in earnings of subsidiaries	638	335	—	(973)	—

Net income	$640	$634	$339	$(973)	$640

(1)	Includes intercompany royalties between Issuer and Non-guarantor Subsidiaries of a corresponding amount.

Condensed Consolidating Statements of Comprehensive Income

For the Three Months Ended June 30, 2014

(In millions)

	Parent	Issuer	Non-guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated

Net income

Other comprehensive income, net of tax:	$300	$317	$160	$(477)	$300
Defined benefit retirement plan gains, net of tax expense of $1	2	2	—	(2)	2
Foreign currency translation adjustments, net of tax expense of $—	1	—	1	(1)	1

Other comprehensive income	3	2	1	(3)	3

Comprehensive income	$303	$319	$161	$(480)	$303

Condensed Consolidating Statements of Comprehensive Income

For the Six Months Ended June 30, 2014

(In millions)

	Parent	Issuer	Non-guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated

Net income

Other comprehensive income, net of tax:	$571	$597	$308	$(905)	$571
Defined benefit retirement plan gains, net of tax expense of $2	4	4	—	(4)	4
Foreign currency translation adjustments, net of tax expense of $1	2	—	2	(2)	2

Other comprehensive income	6	4	2	(6)	6

Comprehensive income	$577	$601	$310	$(911)	$577

Condensed Consolidating Statements of Comprehensive Income

For the Three Months Ended June 30, 2013

(In millions)

	Parent	Issuer	Non- guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated

Net income	$313	$310	$179	$(489)	$313

Other comprehensive loss, net of tax:
Defined benefit retirement plan losses, net of tax benefit of $2	—	(5)	—	—	(5)

Comprehensive income	$313	$305	$179	$(489)	$308

Condensed Consolidating Statements of Comprehensive Income

For the Six Months Ended June 30, 2013

(In millions)

	Parent	Issuer	Non- guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated

Net income	$640	$634	$339	$(973)	$640

Other comprehensive loss, net of tax:
Defined benefit retirement plan losses, net of tax benefit of $—	—	(1)	—	—	(1)

Comprehensive income	$640	$633	$339	$(973)	$639

Condensed Consolidating Statements of Cash Flows

For the Six Months Ended June 30, 2014

(In millions)

	Parent	Issuer	Non-guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net income	$571	$597	$308	$(905)	$571
Adjustments to reconcile to net cash provided by operating activities:
Equity income from subsidiaries	(570)	(335)	—	905	—
Depreciation and amortization	—	26	11	—	37
Pension, health and life insurance contributions	—	(6)	—	—	(6)
Pension, health and life insurance benefits expense	—	9	—	—	9
Deferred income taxes	—	1	(5)	—	(4)
Share-based compensation	—	9	—	—	9
Excess tax benefits from share-based arrangements	—	(8)	—	—	(8)
Changes in operating assets and liabilities:
Accounts and other receivables	—	—	(8)	14	6
Inventories	—	8	17	—	25
Accounts payable and accrued liabilities	(13)	4	3	(14)	(20)
Settlement costs	—	(471)	—	—	(471)
Income taxes	(1)	(61)	2	—	(60)
Other current assets	—	(10)	(4)	—	(14)
Other assets	—	1	—	—	1
Return on investment in subsidiaries	474	275	—	(749)	—

Net cash provided by (used in) operating activities	461	39	324	(749)	75

Cash flows from investing activities:
Purchases of investments	—	(337)	—	—	(337)
Additions to plant and equipment	—	(20)	(2)	—	(22)
Sales, maturities and calls of investments	—	289	—	—	289
Investment in subsidiary	(17)	—	—	17	—

Net cash provided by (used in) investing activities	(17)	(68)	(2)	17	(70)

Cash flows from financing activities:
Dividends paid	(446)	(474)	(275)	749	(446)
Shares repurchased	(314)	—	—	—	(314)
Contributions from parent	—	—	17	(17)	—
Proceeds from exercise of stock options	—	2	—	—	2
Excess tax benefits from share-based arrangements	—	8	—	—	8

Net cash provided by (used in) financing activities	(760)	(464)	(258)	732	(750)

Change in cash and cash equivalents	(316)	(493)	64	—	(745)
Cash and cash equivalents, beginning of year	341	1,002	111	—	1,454

Cash and cash equivalents, end of period	$25	$509	$175	$—	$709

Condensed Consolidating Statements of Cash Flows

For the Six Months Ended June 30, 2013

(In millions)

	Parent	Issuer	Non- guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net income	$640	$634	$339	$(973)	$640
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity income from subsidiaries	(638)	(335)	—	973	—
Depreciation and amortization	—	23	—	—	23
Pension and other postretirement benefits contributions	—	(22)	—	—	(22)
Pension and other postretirement benefits expense	—	18	—	—	18
Deferred income taxes	(1)	(3)	1	—	(3)
Share-based compensation	1	8	—	—	9
Excess tax benefits from share-based payment arrangements	—	(7)	—	—	(7)
Changes in operating assets and liabilities:
Accounts and other receivables	—	2	(13)	5	(6)
Inventories	—	(34)	10	—	(24)
Accounts payable and accrued liabilities	(3)	9	4	(5)	5
Settlement costs	—	(434)	—	—	(434)
Income taxes	—	(3)	(24)	—	(27)
Other current assets	1	2	4	—	7
Other assets	—	4	(1)	—	3
Return on investment in subsidiaries	668	—	—	(668)	—

Net cash provided by (used in) operating activities	668	(138)	320	(668)	182

Cash flows from investing activities:
Additions to plant and equipment	—	(33)	(1)	—	(34)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	500	—	—	500
Dividends paid	(417)	(668)	—	668	(417)
Shares repurchased	(318)	—	—	—	(318)
Debt issuance costs	—	(4)	—	—	(4)
Proceeds from exercise of stock options	—	2	—	—	2
Excess tax benefits from share-based payment arrangements	—	7	—	—	7

Net cash (used in) provided by financing activities	(735)	(163)	—	668	(230)

Change in cash and cash equivalents	(67)	(334)	319	—	(82)
Cash and cash equivalents, beginning of year	150	1,471	99	—	1,720

Cash and cash equivalents, end of period	$83	$1,137	$418	$—	$1,638

20.	Legal Proceedings

Overview

As of July 25, 2014, 7,474 product liability cases are pending against cigarette manufacturers in the United States. Lorillard Tobacco is a defendant in 6,509 of these cases. Lorillard, Inc. is a co-defendant in 651 pending cases, and is a defendant in one case in which Lorillard Tobacco is not a defendant. A total of 3,875 of these lawsuits are Engle Progeny Cases, described below. In addition to the product liability cases, Lorillard Tobacco and, in some instances, Lorillard, Inc., are defendants in Filter Cases and Tobacco-Related Antitrust Cases.

Pending cases against Lorillard are those in which Lorillard Tobacco or Lorillard, Inc. have been joined to the litigation by either receipt of service of process, or execution of a waiver thereof, and a dismissal order has not been entered with respect to Lorillard Tobacco or Lorillard, Inc. Certain Flight Attendant Cases that were dismissed for administrative reasons, but which may be reinstated pursuant to the settlement agreement in Broin v. Philip Morris Companies, Inc., et al . have been included in the count of pending cases. The table below lists the number of certain tobacco-related cases pending against Lorillard as of the date listed. A description of each type of case follows the table.

Type of Case	Total Number of Cases Pending against Lorillard as of July 25, 2014

Conventional Product Liability Cases	24
Engle Progeny Cases	3,875
West Virginia Individual Personal Injury Cases	38
Flight Attendant Cases	2,571
Class Action Cases	1
Reimbursement Cases	1
Filter Cases	66
Tobacco-Related Antitrust Cases	1

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

Engle Progeny Cases. Engle Progeny Cases are brought by individuals who purport to be members of the decertified Engle class. These cases are pending in a number of Florida courts. Lorillard Tobacco is a defendant in 3,874 of the Engle Progeny Cases listed in the above table. Lorillard, Inc. is a co-defendant in 647 Engle Progeny Cases, and is a defendant in one case in which Lorillard Tobacco is not a defendant. The time period for filing Engle Progeny Cases expired in January 2008 and no additional cases may be filed. Some of the Engle Progeny Cases were filed on behalf of multiple class members. Some of the courts hearing the cases filed by multiple class members have severed these suits into separate individual cases. It is possible the remaining suits filed by multiple class members may also be severed into separate individual cases.

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

Class Action Cases. Class Action Cases are purported to be brought on behalf of large numbers of individuals for damages allegedly caused by smoking. Lorillard Tobacco but not Lorillard, Inc. is a defendant in the Class Action Case listed in the above table. Neither Lorillard Tobacco nor Lorillard, Inc. is a defendant in additional Class Action Cases that are pending against other cigarette manufacturers, including approximately 17 “lights” Class Action Cases and one Class Action Case seeking a court- supervised medical monitoring program.

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

Filter Cases. Filter Cases are brought by individuals, including former employees of a predecessor of Lorillard Tobacco, who seek damages resulting from their alleged exposure to asbestos fibers that were incorporated into filter material used in one brand of cigarettes manufactured by Lorillard for a limited period of time ending more than 50 years ago. Lorillard Tobacco is a defendant in 65 of the 66 Filter Cases listed in the above table. Lorillard, Inc. is a co-defendant in one of the 65 Filter Cases that are pending against Lorillard Tobacco. Lorillard, Inc. is also a defendant in one additional Filter Case in which Lorillard Tobacco is not a defendant.

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

Neither Lorillard Tobacco nor Lorillard, Inc. was a defendant in the ten other trials since January 1, 2010. Juries found in favor of the plaintiffs and awarded compensatory damages in four of these trials and also awarded $4.0 million in punitive damages in one of these trials. Defendants appealed the verdicts in three of these trials. The verdict in the first case was affirmed on appeal in July 2013; judgment has since been satisfied and this case is concluded. As of July 25, 2014 the appeal in the second case remains pending. In September 2013, an agreement was reached between the parties in the third case and no further appellate review will be taken. Satisfaction of judgment has been filed and this case is concluded. An appeal is pending in the fourth case. The plaintiff in another case was awarded $25 million in punitive damages in a retrial ordered by an appellate court in which the jury was permitted to consider only the amount of punitive damages to award. Defendant’s appeal of the judgment in this case remains pending. Juries found in favor of the defendants in the five other trials. Three of these five cases have concluded. Plaintiffs in two of the cases did not pursue appeals. Plaintiff in the third case noticed an appeal, which was affirmed in February 2013, and then did not seek any further review. Plaintiff in the fourth case filed a notice of appeal to the Alaska Supreme Court from the order denying plaintiff’s motion for a new trial and that appeal remains pending. The plaintiff in the fifth case filed a motion for a new trial, which was denied in August 2013. This case is currently on appeal.

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

Trial is underway in the case of Major v. R.J. Reynolds Tobacco, et al. (California Superior Court, Los Angeles County). Lorillard Tobacco is the sole remaining defendant in this case.

As of July 25, 2014, there were no cases scheduled for trial in the remainder of 2014. Trial dates are subject to change.

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

Engle Progeny Cases are pending in various Florida state and federal courts. Some of the Engle Progeny Cases were filed on behalf of multiple plaintiffs. Various courts have entered orders severing the cases filed by multiple plaintiffs into separate actions. In 2009, one Florida federal court entered orders that severed the claims of approximately 4,400 Engle Progeny plaintiffs, initially asserted in a small number of multi-plaintiff actions, into separate lawsuits. In some cases, spouses or children of alleged former class members have also brought derivative claims. In 2011, approximately 500 cases that were among the 4,400 cases severed into separate lawsuits in 2009, filed by family members of alleged former class members, were combined with the cases filed by the smoker from which the family members’ claims purportedly derived. On August 1, 2013, Judge William G. Young of the District of Massachusetts took over responsibility for the Engle cases in the Middle District of Florida, Jacksonville Division. Judge Young issued an order that day that called for three groups of cases to be prepared for trial on the following schedule: approximately 50 cases to be made trial ready by January 2, 2014, approximately 107 cases to be made trial ready by May 2014, and approximately 120 cases to be made trial ready by September 2, 2014. On January 17, 2014, Judge Young issued an order calling for an additional three groups of cases to be prepared for trial on the following schedule: approximately 200 cases to be made trial ready by January 2, 2015, approximately 150 cases to be made trial ready by April 1, 2015, and approximately 150 cases to be made trial ready by July 1, 2015. On April 15, 2014, the Court granted a motion to withdraw filed by counsel for plaintiffs in 49 of the cases that are to be made trial ready pursuant to the Court’s January 17, 2014 order. The plaintiffs in these 49 cases have six months to come forward in order to avoid dismissal. On June 23, 2014, Judge Young issued an order calling for an additional three groups of cases to be prepared for trial on the following schedule: approximately 146 cases to be made trial ready by January 4, 2016, approximately 144 cases to be made trial ready by May 1, 2016, and approximately 139 cases to be made trial ready by September 1, 2016. Since the issuance of these three orders, 226 of the cases to be prepared for trial have been dismissed in their entirety, and Lorillard Tobacco has been dismissed from an additional 49 cases involving other defendants. These cases have either been voluntarily dismissed or resolved.

Since January 2010 and through July 25, 2014, the United States District Court for the Middle District of Florida has dismissed a total of approximately 3,489 cases. In some instances, the plaintiffs whose cases were dismissed also were pursuing cases pending in other courts. In other instances, the attorneys who represented the plaintiffs asked the court to enter dismissal orders because they were no longer able to contact their clients. In January 2013, the Court granted a motion by defendants and dismissed approximately 520 cases in which the plaintiffs were deceased at the time their personal injury lawsuits were filed. Plaintiffs appealed the dismissal of these 520 cases to the United States Court of Appeal for the Eleventh Circuit, and as of July 25, 2014, this appeal remains pending. In June 2013, the Court dismissed an additional approximately 440 cases for a variety of reasons. Plaintiffs have appealed the dismissal of approximately 70 of these cases, in which the plaintiffs were deceased at the time their personal injury lawsuits were filed or where the cases were barred by the statute of limitations. The Court granted plaintiffs’ motion to consolidate the appeals from the January and June orders dismissing these groups of federal cases. On June 5, 2014, the Court heard oral argument on these consolidated appeals. On July 7, 2014, Plaintiffs filed a notice of appeal to the United States Court of Appeals for the Eleventh Circuit from an order dismissing 14 cases for failure to produce signed authorizations. Other courts, including state courts, have entered orders dismissing additional cases.

Various intermediate state and federal Florida appellate courts have issued rulings that address the scope of the preclusive effect of the findings from the first phase of the Engle trial, including whether those findings relieve plaintiffs from the burden of proving certain legal elements of their claims. The Florida Supreme Court granted review in the Douglas case, in which a verdict awarding compensatory damages to the plaintiff was affirmed by an intermediate state Florida appellate court, to address the issue of whether a tobacco manufacturer’s due process rights are violated by reliance upon the Engle Phase I findings. On March 14, 2013, the Florida Supreme Court ruled that application of the Engle Phase I findings to establish certain elements of plaintiffs’ claims is not a violation of the Engle defendants’ due process rights. In order to prevail on either strict liability or negligence claims, the Court found that an Engle plaintiff must establish (i) membership in the Engle class; (ii) that addiction to smoking the Engle defendants’ cigarettes containing nicotine was a legal cause of the injuries the plaintiff alleged; and (iii) damages. On August 12, 2013, defendants filed a petition with the United States Supreme Court seeking review of the Florida Supreme Court’s decision. This petition for review was denied on October 7, 2013. The due process issue was also on appeal in the United States Court of Appeals for the Eleventh Circuit in two cases that had been consolidated for appeal: Duke and Walker. On September 6, 2013, the United States Court of Appeals for the Eleventh Circuit affirmed the verdicts in these cases, holding that the judgment of the Florida Supreme Court in Douglas should be given full faith and credit, and that deference to the decision in Douglas did not violate the due process rights of the defendant. The defendant filed a petition for rehearing of the decision in Duke and Walker with the United States Court of Appeals for the Eleventh Circuit in October 2013. On October 31, 2013, the United States Court of Appeals for the Eleventh Circuit vacated and reconsidered its original opinion. The Court entered a new opinion that is substantively similar to the original opinion. On November 7, 2013, the Court denied defendant’s petition for rehearing. On November 13, 2013, the defendant filed a second petition, seeking review of the October 31, 2013 opinion. On January 6, 2014, the Court denied this petition. On March 28, 2014, the defendant in Duke and Walker filed a petition with the United States Supreme Court seeking to answer the question of whether the Engle Phase I findings can be applied to establish certain elements of plaintiffs’ claims. On the same date, defendants filed similar petitions in the Brown case (an appeal from a Florida state court trial), as well as in eight other state court cases, including two cases in which Lorillard Tobacco is a defendant (Mrozek and Sury). The defendants requested that these petitions be held pending disposition of the Duke, Walker, and Brown cases, and resolved in a similar manner. On June 9, 2014, the United States Supreme Court declined to accept review of the Duke and Walker cases. On the same date, the United States Supreme Court declined to accept review of the Brown case and the eight other state court cases, including Mrozek and Sury, discussed below.

Various courts, including appellate courts, have issued rulings that have addressed the conduct of the cases prior to trial. One intermediate Florida state appellate court ruled in 2011 that plaintiffs are permitted to assert a claim against a cigarette manufacturer even if the smoker did not smoke a brand produced by that manufacturer. Defendants’ petition for review of this decision by the Florida Supreme Court was denied in August 2012. In March 2012, another intermediate state appellate court agreed with the 2011 ruling and reversed dismissals in a group of cases. In June and July 2013, the Florida Supreme Court denied defendants’ petitions for review of the intermediate appellate court’s decision in these cases. These rulings may limit the ability of the defendants, including Lorillard Tobacco and Lorillard, Inc., to be dismissed from cases in which smokers did not use a cigarette manufactured by Lorillard Tobacco. In October 2012, the Florida First District Court of Appeal affirmed a judgment awarding compensatory damages only, however the appeals court certified to the Florida Supreme Court the question of whether Engle class members may pursue an award of punitive damages based on claims of negligence or strict liability. On February 28, 2014 the Florida Supreme Court announced it would grant review of this case. In June 2013, the Florida Supreme Court reversed an intermediate state appellate court and held that a plaintiff’s representative may continue to litigate an existing lawsuit after the original plaintiff has died. Defendants did not seek further review of this decision. In December 2013, the Florida First District Court of Appeal affirmed the summary judgments in favor of the defendants regarding three plaintiffs who had opted out of the Engle class and subsequently reapplied for admission. The Court held that the Florida Supreme Court’s decision in Engle did not provide any basis for the readmission of a former class member in the event that they had timely opted out of the class and did not initiate an individual action until after the statute of limitations had run. Lorillard Tobacco was a defendant in two of these cases.

In connection with the Engle Progeny Cases, Lorillard and various other tobacco manufacturing defendants face various other legal issues that could materially affect the outcome of the Engle cases. These legal issues include, but are not limited to, the application of the statute of limitations and statute of repose, the constitutionality of a cap on the amount of a bond necessary to obtain an automatic stay of a post-trial judgment, whether a judgment based on a claim of intentional conduct should be reduced by a jury’s findings of comparative fault, whether damages can be awarded jointly and severally, and whether plaintiffs’ strict liability and negligence claims are preempted by federal law. Various intermediate Florida appellate courts and Florida Federal Courts have issued rulings on these issues.

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

As of July 25, 2014, trial was underway in one Engle Progeny Case in which Lorillard Tobacco is a defendant: Harris v. R.J. Reynolds Tobacco Company, et al. (Federal Court, Middle District, Florida). Lorillard, Inc. is not a defendant in this trial.

As of July 25, 2014, verdicts had been returned in seventeen Engle Progeny Cases in which Lorillard Tobacco was a defendant. Lorillard, Inc. was a defendant in one of these seventeen cases at the time of verdict. Juries awarded compensatory damages to the plaintiffs in twelve of these cases. In four of the twelve cases in which juries awarded compensatory damages, plaintiffs were awarded punitive damages from Lorillard Tobacco. In another case, the court entered an order following trial that awarded plaintiff compensatory damages. The seventeen cases in which Lorillard Tobacco was a defendant are listed below in the order in which the verdicts were returned:

•

In Rohr v. R.J. Reynolds Tobacco Company, et al. (Circuit Court, Seventeenth Judicial Circuit, Broward County, Florida), a jury returned a verdict in favor of the defendants, including Lorillard Tobacco, in October 2010. Plaintiff in Rohr did not pursue an appeal and the case is concluded.

•

In Mrozek v. Lorillard Tobacco Company (Circuit Court, Fourth Judicial Circuit, Duval County, Florida), the jury awarded plaintiff a total of $6 million in compensatory damages and $11.3 million in punitive damages, in March 2011. The jury apportioned 35% of the fault for the smoker’s injuries to the smoker and 65% to Lorillard Tobacco. The final judgment entered by the trial court reflected the jury’s verdict and awarded plaintiff $3,900,588 in compensatory damages and $11,300,000 in punitive damages plus the applicable statutory rates of annual interest. In December 2012, the Florida First District Court of Appeal affirmed the final judgment awarding compensatory and punitive damages and Lorillard Tobacco’s motion for rehearing of the appellate court opinion was denied in February 2013. In March 2013, Lorillard Tobacco filed a notice with the Florida Supreme Court seeking review of the appellate court decision. On February 13, 2014, the Florida Supreme Court declined to grant review of this case. In March 2014, Lorillard Tobacco amended the bond necessary to maintain a stay on payment of the final judgment. On March 28, 2014, Lorillard Tobacco filed a petition with the United States Supreme Court, seeking review of the due process issue, and requested that the petition be held and resolved in the same manner as the Duke, Walker, and Brown cases, also pending before the United States Supreme Court. On June 9, 2014, the United States Supreme Court denied the petitions seeking review. The trial court announced on June 25, 2014 that it had granted Lorillard Tobacco’s motion to determine the applicable rates of post-judgment interest that were in dispute. On June 27, 2014, Lorillard Tobacco made a payment of $17,500,197 to satisfy the final judgment awarding compensatory and punitive damages and post-judgment interest. On July 23, 2014, plaintiff filed a satisfaction of judgment. The Florida First District Court of Appeal provisionally granted plaintiff’s motion for intermediate appellate court attorneys’ fees, ruling that the trial court is authorized to award appellate fees if the trial court determines entitlement to attorneys’ fees. In June 2013, the trial court granted plaintiff’s motion for entitlement to trial court attorneys’ costs and fees and also determined that plaintiff was entitled to intermediate appellate court attorneys’ fees. As of July 25, 2014, the trial court had not determined the amount of trial court or intermediate appellate court fees to award. On November 18, 2013, plaintiff filed a motion with the Florida Supreme Court seeking attorneys’ fees in connection with the appeal to the Florida Supreme Court. On February 3, 2014, the Florida Supreme Court provisionally granted plaintiff’s motion for attorney fees in the amount of $2,500, conditioned on the trial court’s determination of entitlement.

•

In Tullo v. R.J. Reynolds, et al. (Circuit Court, Fifteenth Judicial Circuit, Palm Beach County, Florida), the jury awarded plaintiff a total of $4.5 million in compensatory damages, in April 2011. The jury assessed 45% of the fault to the smoker, 5% to Lorillard Tobacco and 50% to other defendants. The jury did not award punitive damages to the plaintiff. The court entered a final judgment that awarded plaintiff $225,000 in compensatory damages from Lorillard Tobacco plus 6% annual interest. Defendants noticed an appeal from the final judgment to the Florida Fourth District Court of Appeal. In August

2013, the Florida Fourth District Court of Appeal affirmed the final judgment. Defendants filed a notice with the Florida Supreme Court seeking review of the appellate court decision. On March 10, 2014, the trial court entered an order confirming that Lorillard Tobacco had satisfied the judgment awarding compensatory damages and post-judement interest for an amount totaling approximately $263,400. On March 18, 2014, Lorillard Tobacco filed a notice of voluntary dismissal of their petition seeking review of the Florida Supreme Court and the Court entered an order dismissing the petition for review as to Lorillard Tobacco on May 21, 2014. The appeal remains pending as to the other defendants. The Florida Fourth District Court of Appeal provisionally granted plaintiff’s motion for appellate attorneys’ fees, ruling that the trial court is authorized to award appellate fees if the trial court determines entitlement to attorneys’ fees. As of July 25 2014, the trial court had not determined the amount of trial court costs or appellate court fees to award.

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

•

In Sury v. R.J. Reynolds Tobacco Company, et al. (Circuit Court, Fourth Judicial Circuit, Duval County, Florida), in November 2011, the jury awarded plaintiff $1,000,000 in compensatory damages and assessed 60% of the responsibility for the decedent’s injuries to the decedent, 20% to Lorillard Tobacco and 20% to R.J. Reynolds. The jury returned a verdict for the defendants regarding whether punitive damages were warranted. In March 2012, the court entered a final judgment against defendants in the amount of $1,000,000, jointly and severally, plus 4.75% annual interest, declining to apply the jury’s comparative fault findings to causes of action alleging intentional conduct. On June 24, 2013, the Florida First District Court of Appeal affirmed the final judgment. Lorillard Tobacco’s motion for rehearing of this decision with the Florida First District Court of Appeal was denied in August 2013. The Florida Supreme Court declined review of the intermediate appellate court decision in January 2014. On March 28, 2014, Lorillard Tobacco filed a petition with the United States Supreme Court, seeking review of the due process issue, and requested that the petition be held and resolved in the same manner as the Duke, Walker, and Brown cases, also pending before the United States Supreme Court. On June 9, 2014, the United States Supreme Court denied the petitions seeking review. On June 19, 2014, Lorillard Tobacco made a payment of $1,659,674 to satisfy the final judgment awarding compensatory damages plus post judgment interest, trial level attorneys’ fees and costs, and Florida Supreme Court fees. Plaintiff filed a satisfaction of judgment on July 14, 2014. In June 2013, the First District Court of Appeal determined that plaintiff was entitled to attorneys’ fees in connection with the appeal to the First District Court of Appeal and directed the trial court to determine the amount. As of July 25, 2014, the trial court had not determined the amount.

•

In Alexander v. Lorillard Tobacco Company, et al . (Circuit Court, Eleventh Judicial Circuit, Miami-Dade County, Florida), the jury awarded plaintiff $20,000,000 in compensatory damages and $25,000,000 in punitive damages in February and March 2012. Lorillard Tobacco is the only defendant in this case. The jury apportioned 20% of the fault for the smoker’s injuries to the smoker and 80% to Lorillard Tobacco. In March 2012, the court entered a final judgment that applied the jury’s comparative fault determination to the court’s award of compensatory damages, awarding the plaintiff $16,000,000 in compensatory damages and $25,000,000 in punitive damages from Lorillard Tobacco. In May 2012, the court granted a motion by Lorillard Tobacco to lower the amount of compensatory damages and reduced the amount awarded to $10,000,000 from Lorillard Tobacco. Other post-trial motions challenging the verdict were denied. The court entered an amended final judgment that applied the jury’s comparative fault determination to the court’s award of compensatory damages, awarding the plaintiff $8,000,000 in compensatory damages and $25,000,000 in punitive damages. The court also awarded plaintiff post-judgment interest (based on a statutory rate) on the compensatory and punitive damages, which totaled approximately $3.7 million as of July 25, 2014. Lorillard Tobacco noticed an appeal from the amended final judgment to the Florida Third District Court of Appeal. On September 4, 2013, the Florida Third District Court of Appeal affirmed the amended final judgment. Lorillard Tobacco’s motion for rehearing of this decision with the Florida Third District Court of Appeal was denied in October 2013. On November 27, 2013, Lorillard Tobacco filed a petition with the Florida Supreme Court seeking review of the intermediate appellate court decision. As of July 25, 2014, the Florida Supreme Court had not announced whether it would grant review of this case. In September 2012, an agreement was reached between the parties as to the amount of trial costs and attorneys’ fees incurred, should the judgment be upheld on appeal. In September 2013, the Florida Third District Court of Appeal determined that plaintiff was entitled to intermediate appellate court attorneys’ fees in connection with the appeal to the Florida Third District Court of Appeal and directed the trial court to determine the amount. As of July 25, 2014, the trial court had not determined the amount of such attorneys’ fees to award. On January 3, 2014, the plaintiff filed a motion with the Florida Supreme Court seeking appellate attorneys’ fees in connection with the appeal to the Florida Supreme Court. As of July 25, 2014, the Florida Supreme Court had not ruled on this motion.

•

In Calloway v. R.J. Reynolds Tobacco Company, et al. (Circuit Court, Seventeenth Judicial Circuit, Broward County, Florida), the jury awarded plaintiff and a daughter of the decedent a total of $20,500,000 in compensatory damages in May 2012. The jury apportioned 20.5% of the fault for the smoker’s injuries to the smoker, 27% to R.J. Reynolds, 25% to Philip Morris, 18% to Lorillard Tobacco, and 9.5% to Liggett. The jury awarded $12,600,000 in punitive damages from Lorillard Tobacco and $42,250,000 from the other defendants, for a total punitive damages award of $54,850,000. In August 2012, the court granted a post-trial motion by the defendants and lowered the compensatory damages award to $16,100,000. The court also ruled that the jury’s finding on the plaintiff’s percentage of comparative fault would not be applied to reduce the compensatory damage award because the jury found in favor of the plaintiff on her claims alleging intentional conduct. In August 2012, the court entered final judgment against defendants in the amount of $16,100,000 in compensatory damages, jointly and severally, and $54,850,000 ($12,600,000 from Lorillard Tobacco) in punitive damages. The court also awarded plaintiff post-judgment interest (based on a statutory rate) on the compensatory and punitive damages, which totaled approximately $1.6 million as of July 25, 2014 based on the jury-apportioned fault for Lorillard Tobacco. The final judgment also granted plaintiff’s application for trial court costs and attorneys’ fees, but as of July 25, 2014, the trial court had not awarded an amount. Defendants have noticed an appeal from the final judgment to the Florida Fourth District Court of Appeal. On March 31, 2014, plaintiff filed a motion with the Florida Fourth District Court of Appeal seeking attorneys’ fees in connection with the appeal to the Fourth District. As of July 25, 2014, the Florida Fourth District Court of Appeal had not ruled on this motion.

•

In Evers v. R.J. Reynolds Tobacco Company, et al. (Circuit Court, Thirteenth Judicial Circuit, Hillsborough County, Florida), the jury awarded plaintiff and the estate of the decedent a total of $3,230,000 in compensatory damages in February 2013. The jury apportioned 31% of the fault for the smoker’s injuries to the smoker, 60% to R.J. Reynolds and 9% to Lorillard Tobacco. The jury found that punitive damages against Lorillard Tobacco were not warranted and awarded $12,362,042 in punitive damages from R.J. Reynolds Tobacco Company. The Court granted a post-trial motion by R.J. Reynolds for a directed verdict on punitive damages and, as a result, the jury’s punitive damages award was set aside. The Court denied a motion filed by the plaintiff to reconsider the directed verdict. At a post-trial hearing, the plaintiff waived entitlement to the jury’s loss of services award which amounted to $280,000 of the total compensatory damages award. In May 2013, the court entered a final judgment that applied the jury’s comparative fault determinations and awarded plaintiff and the estate of the decedent $2,035,500 in compensatory damages ($265,500 from Lorillard Tobacco), plus the statutory rate of interest. Plaintiff and defendants have both appealed the final judgment to the Florida Second District Court of Appeal. Plaintiff also filed a motion for entitlement to trial attorneys’ fees and costs. As of July 25, 2014, the trial court had not ruled on this motion. On May 23, 2014, plaintiff filed a motion with the Florida Second District Court of Appeal seeking attorneys’ fees in connection with the appeal to the Second District. As of July 25, 2014, the Florida Second District Court of Appeal had not ruled on this motion.

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

•

In Ruffo v. R.J. Reynolds Tobacco Company, et al . (Circuit Court, Eleventh Judicial Circuit, Miami-Dade County, Florida), the jury awarded plaintiff $1,500,000 in compensatory damages in May 2013. The jury apportioned 85% of the fault for the smoker’s injuries to the smoker, 12% to Philip Morris, and 3% to Lorillard Tobacco. Defendants’ post-trial motions challenging the verdict were denied. On October 4, 2013, the Court entered a final judgment against defendants that applied the jury’s comparative fault determinations and awarded plaintiff $225,000 in compensatory damages ($45,000 from Lorillard Tobacco) plus the statutory rate of interest, which is currently 4.75%. Defendants noticed an appeal from the final judgment to the Florida Third District Court of Appeal. On May 12, 2014, the trial court entered an order confirming that Lorillard Tobacco had satisfied the judgment awarding compensatory damages and post-judgment interest for an amount totaling $46,857. On May 9, 2014, the Florida Third District Court of Appeal entered an order recognizing Lorillard Tobacco’s voluntary dismissal of their appeal to the final judgment. The appeal remains pending as to Philip Morris. Plaintiff filed a motion with the trial court seeking entitlement to attorneys’ costs and fees. In April 2014, the trial court denied this motion. Plaintiff has filed a notice of appeal to the Florida Third District Court of Appeal from the order denying attorneys’ fees and costs.

•

In Gafney v. R.J. Reynolds Tobacco Company, et al. (Circuit Court, Fifteenth Judicial Circuit, Palm Beach County, Florida), the jury awarded plaintiff a total of $5,800,000 in compensatory damages in September 2013. The jury apportioned 34% of the fault for the smoker’s injuries to the smoker, 33% to R.J. Reynolds, and 33% to Lorillard Tobacco. Lorillard, Inc. was also a defendant in this trial but damages and comparative fault were not assessed separately for Lorillard, Inc. Because the jury found in favor of the defendants on the claims alleging intentional conduct, the plaintiff was not entitled to punitive damages. On September 26, 2013, the Court entered a final judgment that applied the jury’s comparative fault determinations and awarded the plaintiff a total of $3,828,000 in compensatory damages ($1,914,000 from Lorillard Tobacco), plus the statutory rate of interest. Defendants’ post-trial motions challenging the verdict were denied in November 2013. Defendants have noticed an appeal from the final judgment to the Florida Fourth District Court of Appeal. Plaintiff has filed a motion with the trial court seeking entitlement to attorneys’ fees and costs. As of July 25, 2014, the trial court had not ruled on this motion.

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

•

In Chamberlain v. R. J. Reynolds Tobacco Company, et al. (Federal Court, Middle District, Jacksonville, Florida) the jury returned a verdict in favor of the defendants on November 15, 2013. The Court entered final judgment in favor of the defendants on November 20, 2013. Plaintiff’s motion for new trial was denied on April 25, 2014. On June 27, 2014, plaintiff filed a notice of appeal from the final judgment with the 11th Circuit Court of Appeals.

•

In Burkhart v. R.J. Reynolds Tobacco Company, et al. (Federal Court, Middle District, Jacksonville, Florida), the jury awarded plaintiff a total of $5,000,000 in compensatory damages on May 15, 2014. The jury apportioned 50% of the fault for the smoker’s injuries to the smoker, 25% to R.J. Reynolds, 15% to Philip Morris, and 10% to Lorillard Tobacco. The jury awarded $500,000 in punitive damages from Lorillard Tobacco and $2,000,000 from the other defendants for a total punitive damages award of $2,500,000. The Court ruled that the jury’s finding on the plaintiff’s percentage of comparative fault would not be applied to reduce the compensatory damage award because the jury found in favor of the plaintiff on her claims alleging intentional conduct. On June 11, 2014, the Court entered a final judgment against defendants in the amount of $5,000,000 in compensatory damages, jointly and severally, and $2,500,000 ($500,000 from Lorillard Tobacco) in punitive damages, plus the statutory rate of interest. Defendants have filed post-trial motions challenging the verdict. As of July 25, 2014, the Court had not ruled on these motions. The final judgment also granted plaintiff entitlement to trial court costs, but as of July 25, 2014, the trial court had not awarded an amount. On June 25, 2014, plaintiff filed a motion for attorneys’ fees and costs. As of July 25, 2014, the Court had not ruled on this motion.

As of July 25, 2014, verdicts have been returned in 113 Engle Progeny trials since the Florida Supreme Court issued its 2006 ruling that permitted members of the Engle class to bring individual lawsuits in which neither Lorillard Tobacco nor Lorillard, Inc. was a defendant at trial. Juries awarded compensatory damages and punitive damages in 34 of the trials. In 33 of those 34 trials, the amount of punitive damages awarded have totaled approximately $727.5 million and ranged from $20,000 to $244 million. In July 2014, punitive damages of $23.6 billion were awarded in one of these cases. As of July 25, 2014, this award was subject to challenge through post-trial motions and the appellate process. In 34 of the trials, juries’ awards were limited to compensatory damages. In the 45 remaining trials, juries found in favor of the defendants. Post-trial motions challenging the verdicts in some cases and appeals from final judgments in some cases are pending before various Florida circuit and intermediate appellate courts. As of July 25, 2014, one verdict in favor of the defendants and three verdicts in favor of the plaintiff have been reversed on appeal and returned to the trial court for a new trial on all issues. In ten cases, the appellate courts have ruled that the issue of damages awarded must be revisited by the trial court. Motions for rehearing of these appellate court rulings are pending in some cases.

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

In September 2000, there were approximately 1,250 IPIC Cases, and Lorillard Tobacco was named in all but a few of them. Plaintiffs in most of the cases alleged injuries from smoking cigarettes, and the claims alleging injury from smoking cigarettes were consolidated for a multi-phase trial. Approximately 645 IPIC Cases were dismissed in their entirety. Lorillard Tobacco has been dismissed from approximately 565 additional IPIC Cases because those plaintiffs did not submit evidence that they used a Lorillard Tobacco product. These additional IPIC Cases remain pending against other cigarette manufacturers. As of July 25, 2014, Lorillard Tobacco is a defendant in 31 of the pending IPIC Cases. Lorillard, Inc. is not a defendant in any of the IPIC Cases.

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

On November 26, 2013, plaintiffs filed a notice of appeal from the October 28 judgment and order in the Supreme Court of Appeals of West Virginia. The defendants did not file a separate notice of appeal. On April 2, 2014, plaintiffs perfected their appeal by filing their brief and appendix. Defendants filed their brief on June 16, 2014. Plaintiffs served their reply brief on July 2, 2014.

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

As of July 25, 2014, the Severed IPIC Claims and the Severed IPIC Cases were not subject to a trial plan. None of the Severed IPIC Claims or the Severed IPIC Cases was scheduled for trial as of July 25, 2014.

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

As of July 25, 2014, none of the Flight Attendant Cases were scheduled for trial.

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

“Lights” Class Action Cases. Neither Lorillard Tobacco nor Lorillard, Inc. is a defendant in the approximately 17 Class Action Cases in which plaintiffs’ claims are based on the allegedly fraudulent marketing of “light” or “ultra-light” cigarettes. Classes have been certified in some of these cases. In one of these cases, Craft v. Philip Morris USA (Circuit Court, City of St. Louis, Missouri, filed February 29, 2000), trial began in September 2011. In November 2011, the court ordered a mistrial when the jury was unable to reach a verdict. The retrial of this case commenced January 6, 2014, but was continued to a date to be determined in 2015. In another of the “lights” Class Action Cases, Good v. Altria Group, Inc., et al., the U.S. Supreme Court ruled in December 2008 that neither the Federal Cigarette Labeling and Advertising Act nor the Federal Trade Commission’s regulation of cigarettes’ tar and nicotine disclosures preempts (or bars) some of plaintiffs’ claims. In 2009, the Judicial Panel on Multidistrict Litigation consolidated various federal court “lights” Class Action Cases pending against Philip Morris USA or Altria Group and transferred those cases to the U.S. District Court of Maine (the “MDL cases”). The court denied plaintiffs’ motion for class certification filed in four of the MDL Cases, and a federal appellate court declined to review the class certification order. Following the appellate court’s ruling, plaintiffs dismissed thirteen of the MDL Cases, including Good v. Altria Group, Inc., et al. In April, 2012, the Judicial Panel on Multidistrict Litigation entered an order transferring the four MDL cases that remained pending to the courts in which each originated. On September 23, 2013, in the “Lights” Class Action Case Brown v. The American Tobacco Company, Inc., et al. (Superior Court, San Diego County, California), the Court issued a Statement of Decision that granted judgment in favor of the defendant. The Court held that the defendant misrepresented the health benefits of its “light” cigarette but that plaintiffs were not entitled to restitution or injunctive relief. Final judgment was entered in favor of the defendant on October 15, 2013. In December 2013, plaintiffs filed a notice of appeal of the final judgment, and the appeal remains pending. On April 29, 2014, in the “lights” Class Action Case Price, et al v. Philip Morris Incorporated (Circuit Court, Madison County, Illinois), the Fifth Judicial District of the Appellate Court of Illinois reversed the trial court’s denial of plaintiffs’ petition for relief from judgment and reinstated a 2003 verdict awarding damages. The defendant in this case has filed a petition for leave to appeal in the Supreme Court of Illinois.

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

The final judgment and remedial order has not yet been fully implemented. Following trial, the final judgment and remedial order was stayed because the defendants, the government and several intervenors noticed appeals to the U.S. Court of Appeals for the District of Columbia Circuit. In May 2009, a three judge panel upheld substantially all of the District Court’s final judgment and remedial order. In September 2009, the Court of Appeals denied defendants’ rehearing petitions as well as their motion to vacate those statements in the appellate ruling that address defendants’ marketing of “low tar” or “lights” cigarettes, to vacate those parts of the trial court’s judgment on that issue, and to remand the case with instructions to deny as moot the government’s allegations and requested relief regarding “lights” cigarettes. The Court of Appeals stayed its order that formally relinquished jurisdiction of defendants’ appeal pending the disposition of the petitions for writ of certiorari to the U.S. Supreme Court that were noticed by the defendants, the government and the intervenors. In June 2010, the U.S. Supreme Court denied all of the petitions for writ of certiorari. The case has been returned to the trial court for implementation of the Court of Appeals’ directions in its 2009 ruling and for entry of an amended final judgment. On November 27, 2012, the court entered an order prescribing the language the defendants must include in the corrective statements defendants are to make on their websites and through other media. The court directed the parties to engage in discussions to implement the publication of those statements. On January 25, 2013, defendants appealed the court’s November 27, 2012 order to the U.S. Court of Appeals for the District of Columbia Circuit. On February 25, 2013, the Court of Appeals granted defendants’ unopposed motion to hold the appeal in abeyance pending the district court’s resolution of the issues regarding the implementation of the corrective statements. On January 10, 2014, the parties filed a joint motion requesting that the district court enter a consent order addressing the implementation of the corrective statements remedy. The proposed consent order does not resolve outstanding issues as to corrective statements in retail point-of-sale displays, and it expressly reserves defendants’ right to appeal the district court’s November 27, 2012, order concerning the language of the corrective statements. The parties engaged in lengthy negotiations concerning the implementation of the corrective statements, aided by a special master. In addition, the district court considered amicus briefs on the implementation issue filed by newspapers, broadcasters, and other entities concerned about the manner in which the corrective statements would be implemented. On June 2, 2014, the district court entered a consent order implementing the corrective statements remedy. On June 25, 2014, defendants filed a notice of appeal from the June 2, 2014 order. Under the terms of the June 2, 2014 order, implementation of the corrective statements remedy will not begin until that appeal has been resolved.

The June 2, 2014 order did not resolve outstanding issues as to whether corrective statements must be posted in retail point-of-sale displays. The parties, as well as two retailer trade groups, filed simultaneous supplemental briefs on that issue in the district court on June 4, 2014. Their simultaneous response briefs were filed on June 18, 2014. As of July 25, 2014, the district court had not entered an amended final judgment regarding the point-of-sale displays.

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

The State Settlement Agreements provide that the agreements are not admissions, concessions or evidence of any liability or wrongdoing on the part of any party, and were entered into by the Original Participating Manufacturers to avoid the further expense, inconvenience, burden and uncertainty of litigation. Lorillard recorded pretax charges for its obligations under the State Settlement Agreements of $358 million, $343 million, $644 million and $519 million for the three and six months ended June 30, 2014 and 2013, respectively. Lorillard’s portion of ongoing adjusted settlement payments and legal fees is based on its share of domestic cigarette shipments in the year preceding that in which the payment is due. Accordingly, Lorillard records its portions of ongoing adjusted settlement payments as part of cost of manufactured products sold as the related sales occur.

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

On December 17, 2012, the Participating Manufacturers, including Lorillard Tobacco, agreed to settle with 17 states and the District of Columbia and Puerto Rico disputes under the MSA involving payment adjustments relating to nonparticipating manufacturers. The Participating Manufacturers presented the settlement to the arbitration panel responsible for adjudicating the 2003 non-participating manufacturer (“NPM”) adjustment dispute with a request that the panel enter it as a partial settlement and award. On March 12, 2013, the arbitration panel issued a Stipulated Partial Settlement and Award that directed the Independent Auditor under the MSA to implement the settlement provisions involved, thereby allowing the settlement to proceed. Since the panel’s ruling, one additional state joined the settlement on April 12, 2013, two additional states joined the settlement on May 24, 2013, one additional state joined the settlement on June 10, 2014 and one additional state joined the settlement on June 26, 2014.

The settlement resolves the claims for the years 2003 through 2012 and puts in place a new method for calculating this adjustment beginning in 2013. Under the terms of the settlement, Lorillard Tobacco and other Participating Manufacturers will receive credits against their future MSA payments over six years, and the signatory states will be entitled to receive their allocable share of the amounts currently being held in escrow resulting from these disputes. Lorillard Tobacco currently expects to receive credits over six years of approximately $254 million on its outstanding claims, with $165 million having occurred in April 2013, $36 million in April 2014 (including $14 million received in April 2014 related to the 2003 NPM Adjustment award from the two states that joined the settlement in June 2014), and approximately $53 million over the following five years. The estimate is subject to change depending upon a number of factors included in the calculation of the credit.

Based on the terms of the settlement, during the first quarter of 2013 Lorillard Tobacco recorded a reduction in its State Settlements liability and expense of $165 million and reduced its April 15, 2013 MSA Annual Payment by the same amount. The reduction was partially offset by an increase of $21 million in the State Settlements liability and expense related to the industry Volume Adjustment Offset associated with the increase in the industry aggregate operating income under the agreements with the previously settled states. During the second quarter of 2013 Lorillard Tobacco recorded a reduction in its State Settlements liability and expense of $12 million as a result of the two additional states joining the settlement. The reduction was partially offset by an increase of $1 million in the State Settlements liability and expense related to the industry Volume Adjustment Offset associated with the increase in the industry aggregate operating income under agreements with the previously settled states. During the second quarter of 2014 Lorillard Tobacco recorded a reduction in its State Settlements liability and expense of $14 million as a result of the two additional states joining the settlement.

Lorillard Tobacco will continue to pursue these claims against those states that have not settled. Fourteen states that have not joined the settlement have taken action in state court to prevent the settlement from proceeding or to seek other relief related to the settlement. As of July 25, 2014, claims in eleven states remain pending as one state withdrew its opposition and, as noted above, two additional states joined the settlement. Two of the states also unsuccessfully sought to preliminarily enjoin the implementation of the settlement. There is no assurance that such attempts will be resolved favorably to the Company.

On September 11, 2013, the arbitration panel responsible for adjudicating the 2003 NPM adjustment dispute issued a determination that six states failed to diligently enforce escrow provisions applicable to non-participating manufacturers. The six non-diligent states included Indiana, Kentucky, Missouri, New Mexico, Maryland, and Pennsylvania. Nine other states that did not participate in the settlement were considered by the arbitration panel because the OPMs contested their diligence as well. The arbitration panel found those nine states diligent. As a result of the panel’s ruling, the OPMs are entitled to receive $458 million, plus interest and earnings, with Lorillard Tobacco’s share of the principal amount totaling $47 million. The six non-diligent states filed motions in their state courts to vacate the arbitration panel’s non-diligence findings. On March 31, 2014, the MSA Independent Auditor issued final calculations for the April 2014 MSA payments that implement the 2003 NPM Adjustment in that fashion.

On April 10, 2014, the MSA court in Pennsylvania issued its rulings on that state’s motion to vacate the arbitration panel’s rulings with respect to that state. The court upheld the arbitration panel’s non-diligence finding for that state. However, the court also ruled that the states that signed the settlement and had been contested in the 2003 NPM Adjustment arbitration would be deemed non-diligent for purposes of calculating that state’s share of the 2003 NPM Adjustment. The OPMs appealed this ruling. The MSA Independent Auditor on April 14, 2014 issued revised final calculations for the April 2014 MSA payments that implement the Pennsylvania court’s ruling. The ruling was reflected as an increase of $12 million in Lorillard Tobacco’s April 15, 2014 MSA payment. On May 2, 2014, the MSA court in Missouri issued a ruling similar to Pennsylvania, which the OPMs appealed. On June 23, 2014, the MSA Independent Auditor issued revised final calculations for the April 2014 MSA payments that implement the Missouri ruling. The ruling was reflected as an increase in Lorillard Tobacco’s State Settlements liability and expense of $4 million during the second quarter of 2014.

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

In addition, in connection with the MSA, the Original Participating Manufacturers entered into an agreement to establish a $5.2 billion trust fund payable between 1999 and 2010 to compensate the tobacco growing communities in 14 states (the “Trust”). Payments to the Trust ended in 2005 as a result of an assessment imposed under a federal law, enacted in 2004, repealing the federal supply management program for tobacco growers. Under the law, tobacco quota holders and growers will be compensated over 10 years with payments totaling $10.1 billion, funded by an assessment on tobacco manufacturers and importers. Payments under the law to qualifying tobacco quota holders and growers commenced in 2005 and will be completed in 2014. Lorillard recorded pretax charges for its obligations under the law of $36 million and $64 million for the three and six months ended June 30, 2014 and $36 million and $62 million for the three and six months ended June 30, 2013, respectively. We estimate our remaining cash payments in 2014 under the law will be between $64 million and $65 million.

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

Filter Cases

In addition to the above, claims have been brought against Lorillard Tobacco and Lorillard, Inc. by individuals who seek damages resulting from their alleged exposure to asbestos fibers that were incorporated into filter material used in one brand of cigarettes manufactured by a predecessor to Lorillard Tobacco for a limited period of time ending more than 50 years ago. As of July 25, 2014, Lorillard Tobacco was a defendant in 65 Filter Cases. Lorillard, Inc. was a defendant in two Filter Cases, including one that also names Lorillard Tobacco. Since January 1, 2012, Lorillard Tobacco has paid, or has reached agreement to pay, a total of approximately $31.7 million in settlements to finally resolve 130 claims. Since January 1, 2012, verdicts have been returned in the following three Filter Cases: McGuire v. Lorillard Tobacco Company and Hollingsworth & Vose Company, tried in the Circuit Court, Division Four, of Jefferson County, Kentucky; Couscouris v. Hatch Grinding Wheels, et al., tried in the Superior Court of the State of California, Los Angeles; and DeLisle v. A.W. Chesterton Company, et al., tried in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida. Pursuant to the terms of a 1952 agreement between P. Lorillard Company and H&V Specialties Co., Inc. (the manufacturer of the filter material), Lorillard Tobacco is required to indemnify Hollingsworth & Vose for legal fees, expenses, judgments and resolutions in cases and claims alleging injury from finished products sold by P. Lorillard Company that contained the filter material. The jury in the McGuire case returned a verdict for Lorillard Tobacco and Hollingsworth & Vose, and the Court entered final judgment in May 2012. On February 14, 2014, the Kentucky Court of Appeals affirmed the final judgment in favor of Lorillard Tobacco and Hollingsworth & Vose and on April 3, 2014, the Court of Appeals denied plaintiff’s petition for rehearing. On May 2, 2014, plaintiff moved for discretionary review in the Kentucky Supreme Court. Lorillard Tobacco filed its responsive brief on May 30, 2014. On October 4, 2012, the jury in the

Couscouris case returned a verdict for Lorillard Tobacco and Hollingsworth & Vose, and the court entered final judgment on November 1, 2012. On June 17, 2013, the California Court of Appeal for the Second Appellate District entered an order dismissing the appeal of the final judgment pursuant to plaintiffs’ request, but plaintiffs’ appeal of the cost judgment remained pending. However, plaintiffs abandoned their appeal on June 2, 2014, and on June 4, 2014, the appeal was dismissed. On September 13, 2013, the jury in the DeLisle case found in favor of the plaintiffs as to their claims for negligence and strict liability, and awarded $8 million. Lorillard Tobacco Company is responsible for 44%, or $3.52 million. Judgment was entered on November 6, 2013. Lorillard Tobacco Company filed its notice of appeal on November 18, 2013. Lorillard Tobacco’s initial brief is due on August 25, 2014. As of July 25, 2014, 29 Filter Cases were scheduled for trial or have been placed on courts’ trial calendars. Trial dates are subject to change.

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

In the Kansas case, the District Court of Seward County certified a class of Kansas indirect purchasers in 2002. In November 2010, defendants filed a motion for summary judgment, and plaintiffs filed a cross motion for summary judgment in July 2011. In March 2012, the District Court of Seward County granted the defendants’ motions for summary judgment dismissing the Kansas suit. Plaintiff’s motion for reconsideration was denied. On July 18, 2012, plaintiff filed a notice of appeal to the Court of Appeals for the State of Kansas. Briefing on plaintiff’s appeal was completed and argument in the Court of Appeals was held on December 11, 2013. On July 18, 2014, the Court of Appeals affirmed the dismissal of the suit. As of July 25, 2014, the time period for the plaintiff to file a certiorari petition seeking review of the decision by the Kansas Supreme Court had not expired.

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

On April 7, 2014, LOEC filed a complaint for declaratory judgment of trademark non-infringement against Zippmark, Inc. and certain affiliated entities (“Zippo”) in the United States District Court for the Central District of California. The lawsuit was predicated by Zippo’s decision to file oppositions with the United States Patent and Trademark Office’s Trademark Trial and Appeal Board against LOEC’s applications to register certain trademarks for “blu” and allegations that LOEC infringed several of Zippo’s registered trademarks. On May 19, 2014, Zippo filed an answer and counterclaim for trademark infringement. On June 12, 2014, LOEC filed its answer to Zippo’s counterclaim and filed its own counterclaim seeking to cancel certain Zippo trademarks based on descriptiveness and for false/fraudulent registration. On July 8, 2014, Zippo responded to LOEC’s counterclaim and included a counterclaim in reply seeking to cancel LOEC’s registered mark for “blu eCigs.” As of July 25, 2014, discovery was commenced with a cut-off date set for January 22, 2015. The trial date is scheduled for April 21, 2015.

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

21.	Subsequent Events

Merger Agreement with Reynolds American Inc.

On July 15, 2014, the Company, Reynolds American Inc., a North Carolina corporation (“RAI”), and Lantern Acquisition Co., a Delaware corporation and a wholly owned subsidiary of RAI (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which, subject to the satisfaction or waiver of certain conditions, Merger Sub will merge with and into the Company (the “Merger”), with the Company surviving as a wholly owned subsidiary of RAI.

At the effective time of the Merger (the “Effective Time”), each share of Company common stock (other than treasury stock held by the Company or owned by a subsidiary of the Company, RAI or Merger Sub and shares owned by stockholders of the Company who have properly made and not withdrawn a demand for appraisal rights) will be converted into the right to receive a unit consisting of (i) $50.50 per share in cash and (ii) 0.2909 fully paid and non-assessable shares of common stock of RAI (the “Merger Consideration”).

Pursuant to the Merger Agreement, at the Effective Time, each outstanding Company equity award (including stock options and stock appreciation rights), whether vested or unvested, will be cancelled in exchange for cash based on the Merger Consideration less, in the case of a stock option, the per share exercise price. In addition, each restricted stock unit and unvested share of restricted Company common stock will, immediately prior to the Effective Time, be converted into unrestricted shares of Company common stock and, at the Effective Time, converted into the right to receive the Merger Consideration.

The completion of the Merger is subject to certain conditions, including, among others, (i) the adoption of the Merger Agreement by the Company’s stockholders, (ii) the approval by RAI’s shareholders of the issuance of RAI common stock in the Merger (the “Stock Issuance”), (iii) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (iv) the absence of legal restraints prohibiting the completion of the Merger and (v) the effectiveness of the registration statement on Form S-4 to be filed by RAI with the Securities and Exchange Commission (the “SEC”) and the approval for listing on the New York Stock Exchange of the RAI common stock to be issued in the Merger. In addition, RAI’s obligation to complete the Merger is subject to the absence of any legal restraint under applicable antitrust laws that results in any prohibition or limitation on the ownership, control or operation of the businesses of the surviving corporation, RAI or their respective subsidiaries, which, individually or in the aggregate, would reasonably be expected to result in a Substantial Detriment (as defined in the Merger Agreement).

Each of the Company and RAI has made representations and warranties in the Merger Agreement. The Company and RAI have each also agreed to various covenants and agreements, including, among other things, to conduct their respective businesses in the ordinary course in all material respects during the period between the execution of the Merger Agreement and completion of the Merger and not to engage in certain kinds of transactions during this period.

The Merger Agreement contains certain termination rights for both the Company and RAI, including if the Merger is not completed on or before July 15, 2015 (which date will be automatically extended to January 15, 2016 if certain closing conditions related to antitrust matters have not been satisfied) and if the approval of the Company’s stockholders or RAI’s shareholders is not obtained. If the Merger Agreement is terminated in connection with the Company entering into an alternative acquisition agreement in respect of a superior proposal or making a change of recommendation, or in certain other circumstances, the Company must pay RAI a termination fee of $740 million. In the event the Merger Agreement is terminated by the Company due to a change of recommendation by RAI’s board of directors, RAI will be obligated to pay the Company a termination fee of $740 million. In connection with entering the Merger Agreement, Lorillard suspended future share repurchases. As permitted by the Merger Agreement, Lorillard expects to continue its current dividend policy, including annual increases consistent with past practice.

In connection with the Merger Agreement, on July 15, 2014, RAI and Lignum-2, L.L.C. (“Imperial Sub”), a wholly owned subsidiary of Imperial Tobacco Group PLC (“Imperial”), entered into an asset purchase agreement (the “Asset Purchase Agreement”), pursuant to which Imperial Sub has agreed to purchase, immediately following the completion of the Merger, the Kool, Salem, Winston, Maverick and blu eCigs brands and certain other assets for a total consideration of $7.1 billion in cash (subject to certain adjustments). Also, on July 15, 2014, in connection with the asset sale, the Company and Imperial Sub entered into a Transfer Agreement, pursuant to which Imperial Sub agreed to acquire certain assets owned by the Company, including its manufacturing and R&D facilities in Greensboro, N.C., and approximately 2,900 employees.

The Company cannot give any assurance that the Merger and the other related transactions will be completed or that, if completed, they will be exactly on the terms as set forth in the Merger Agreement and the other related transaction agreements. The Company and RAI will file a joint proxy statement/prospectus with the SEC in connection with the proposed Merger, which will form a part of the registration statement on Form S-4 to be filed by RAI with the SEC to register the Stock Issuance.

As of July 25, 2014, the Company and its board of directors are named as defendants in four putative class action lawsuits brought by alleged stockholders challenging the Company’s proposed Merger with RAI. The stockholder actions were filed on July 18, 2014, July 22, 2014, July 24, 2014 and July 25, 2014, in the Court of Chancery of the State of Delaware. The complaints allege, among other things, that each member of the Company’s board of directors breached his or her fiduciary duties to the Company’s stockholders by authorizing the proposed Merger of the Company with RAI. The complaints also allege that RAI and, in one instance, British American Tobacco p.l.c. aided and abetted the breaches of fiduciary duty allegedly committed by the members of the Company’s board of directors. The stockholder actions seek injunctive relief enjoining the Merger, damages and reimbursement of costs, among other remedies. The Company and the Company’s board of directors believe that these claims are without merit and intend to defend them vigorously.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our historical consolidated financial statements and the notes related to those financial statements included in this Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 (the “Form 10-Q”). In addition to historical information, the following discussion contains forward-looking statements based on current expectations that involve risks and uncertainties. Investors are cautioned not to place undue reliance on these forward-looking statements. Statements preceded by, followed by or that otherwise include the words “believe,” “expect,” “anticipate,” “intend,” “project,” “estimate,” “plan,” “may increase,” “may fluctuate” and similar expressions or future or conditional verbs such as “will,” “should,”

“would,” “may” and “could” are generally forward-looking in nature and are not historical facts. Actual results and the timing of certain events may differ significantly from those projected in such forward-looking statements due to a number of factors, including those risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2013 (the “Form 10-K”) and those risk factors set forth in “Business Environment” below, in Part II, “Item 1A. Risk Factors” and elsewhere in this Form 10-Q. Except for our ongoing obligations to disclose material information under the federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events unless required by law. For any forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States (“GAAP”).

The terms “Lorillard,” “we,” “our” and “us” refer to Lorillard, Inc., a Delaware corporation, and its subsidiaries. The terms “Lorillard, Inc.” and the “Company” refer solely to the parent company and “Lorillard Tobacco” refers solely to Lorillard Tobacco Company, the principal subsidiary of Lorillard, Inc. The terms “LOEC” and “blu eCigs” refer to LOEC, Inc. (d/b/a blu eCigs), our U.S. electronic cigarette subsidiary, and the terms “Cygnet”, “SKYCIG” and “blu (U.K.)” refer to Cygnet U.K. Trading Limited (t/a SKYCIG or blu (U.K.)), our U.K. electronic cigarette subsidiary.

Overview

Lorillard has two reportable segments, Cigarettes and Electronic Cigarettes.

The Cigarettes segment consists principally of the operations of Lorillard, Inc., Lorillard Tobacco and related entities. Lorillard Tobacco is the third largest manufacturer of cigarettes in the United States. Founded in 1760, Lorillard Tobacco is the oldest continuously operating tobacco company in the United States. Newport, Lorillard Tobacco’s flagship premium cigarette brand, is the top selling menthol and second largest selling cigarette overall in the United States based on gross units sold in the first six months of 2014 and in the full year 2013. In addition to the Newport brand, the Lorillard Tobacco product line has four additional brand families marketed under the Kent, True, Maverick and Old Gold brand names. These five cigarette brands include 43 different product offerings which vary in price, taste, flavor, length and packaging.

The Electronic Cigarettes segment consists of the operations of LOEC (d/b/a blu eCigs), Cygnet (t/a SKYCIG or blu (U.K.)) and related entities. blu eCigs is a leading electronic cigarette company in the United States. Lorillard acquired the blu eCigs brand and other assets used in the manufacture, distribution, development, research, marketing, advertising and sale of electronic cigarettes on April 24, 2012. Lorillard acquired certain assets and operations of SKYCIG, a United Kingdom based electronic cigarette business, on October 1, 2013.

Recent Developments

On July 15, 2014, the Company, Reynolds American Inc., a North Carolina corporation (“RAI”), and Lantern Acquisition Co., a Delaware corporation and a wholly owned subsidiary of RAI (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which, subject to the satisfaction or waiver of certain conditions, Merger Sub will merge with and into the Company (the “Merger”), with the Company surviving as a wholly owned subsidiary of RAI.

At the effective time of the Merger (the “Effective Time”), each share of Company common stock (other than treasury stock held by the Company or owned by a subsidiary of the Company, RAI or Merger Sub and shares owned by stockholders of the Company who have properly made and not withdrawn a demand for appraisal rights) will be converted into the right to receive a unit consisting of (i) $50.50 per share in cash and (ii) 0.2909 fully paid and non-assessable shares of common stock of RAI (the “Merger Consideration”). On the day of the announcement, the transaction implied an enterprise value of $27.4 billion, representing approximately 13 times Lorillard’s 2013 EBITDA.

Pursuant to the Merger Agreement, at the Effective Time, each outstanding Company equity award (including stock options and stock appreciation rights), whether vested or unvested, will be cancelled in exchange for cash based on the Merger Consideration less, in the case of a stock option, the per share exercise price. In addition, each restricted stock unit and unvested share of restricted Company common stock will, immediately prior to the Effective Time, be converted into unrestricted shares of Company common stock and, at the Effective Time, converted into the right to receive the Merger Consideration.

The completion of the Merger is subject to certain conditions, including, among others, (i) the adoption of the Merger Agreement by the Company’s stockholders, (ii) the approval by RAI’s shareholders of the issuance of RAI common stock in the Merger (the “Stock Issuance”), (iii) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, (iv) the absence of legal restraints prohibiting the completion of the Merger and (v) the effectiveness of the registration statement on Form S-4 to be filed by RAI with the Securities and Exchange Commission (the “SEC”) and the approval for listing on the New York Stock Exchange of the RAI common stock to be issued in the Merger. In addition, RAI’s obligation to complete the Merger is subject to the absence of any legal restraint under applicable antitrust laws that results in any prohibition or limitation on the ownership, control or operation of the businesses of the surviving corporation, RAI or their respective subsidiaries, which, individually or in the aggregate, would reasonably be expected to result in a Substantial Detriment (as defined in the Merger Agreement).

Each of the Company and RAI has made representations and warranties in the Merger Agreement. The Company and RAI have each also agreed to various covenants and agreements, including, among other things, to conduct their respective businesses in the ordinary course in all material respects during the period between the execution of the Merger Agreement and completion of the Merger and not to engage in certain kinds of transactions during this period.

The Merger Agreement contains certain termination rights for both the Company and RAI, including if the Merger is not completed on or before July 15, 2015 (which date will be automatically extended to January 15, 2016 if certain closing conditions related to antitrust matters have not been satisfied) and if the approval of the Company’s stockholders or RAI’s shareholders is not obtained. If the Merger Agreement is terminated in connection with the Company entering into an alternative acquisition agreement in respect of a superior proposal or making a change of recommendation, or in certain other circumstances, the Company must pay RAI a termination fee of $740 million. In the event the Merger Agreement is terminated by the Company due to a change of recommendation by RAI’s board of directors, RAI will be obligated to pay the Company a termination fee of $740 million.

The foregoing description of the Merger and the Merger Agreement is qualified in its entirety by reference to the Merger Agreement, a copy of which is attached as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 15, 2014 and which is incorporated by reference herein.

In connection with the Merger Agreement, on July 15, 2014, RAI and Lignum-2, L.L.C. (“Imperial Sub”), a wholly owned subsidiary of Imperial Tobacco Group PLC (“Imperial”), entered into an asset purchase agreement (the “Asset Purchase Agreement”), pursuant to which Imperial Sub has agreed to purchase, immediately following the completion of the Merger, the Kool, Salem, Winston, Maverick and blu eCigs brands and certain other assets for a total consideration of $7.1 billion in cash (subject to certain adjustments). Also, on July 15, 2014, in connection with the asset sale, the Company and Imperial Sub entered into a Transfer Agreement, pursuant to which Imperial Sub agreed to acquire certain assets owned by the Company, including its manufacturing and R&D facilities in Greensboro, N.C., and approximately 2,900 employees.

The Company cannot give any assurance that the Merger and the other related transactions will be completed or that, if completed, they will be exactly on the terms as set forth in the Merger Agreement and the other related transaction agreements. The Company and RAI will file a joint proxy statement/prospectus with the SEC in connection with the proposed Merger, which will form a part of the registration statement on Form S-4 to be filed by RAI with the SEC to register the Stock Issuance.

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

•

The domestic cigarette market, in which we conduct our only significant cigarette business, continues to contract. As a result of price increases, restrictions on advertising, promotions and smoking in public and private facilities, increases in regulation and excise taxes, health concerns, a decline in the social acceptability of smoking, increased pressure from anti-tobacco groups and other factors, domestic cigarette shipments have decreased at a compound rate of approximately 3.9% from 2004 through 2014.

•

Increases in cigarette prices since 1998 have led to an increase in the volume of discount and, specifically, deep discount cigarettes. Cigarette price increases have been driven by increases in federal, state and local excise taxes and by manufacturer price increases. Price increases have led, and continue to lead, to high levels of discounting and other promotional activities for premium brands. Deep discount brands have grown from an estimated domestic shipment share in 1998 of less than 2.0% to an estimated share of 12.5% for the three months ended June 30, 2014, and continue to be a significant competitive factor in the domestic cigarette market. We do not have sufficient empirical data to determine whether the increased price of cigarettes has deterred consumers from starting to smoke or encouraged them to quit smoking, but it is likely that increased prices may have had an adverse effect on consumption and may continue to do so.

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

•

Pursuant to the terms of the FSPTCA, the FDA established the Tobacco Products Scientific Advisory Committee (the “TPSAC”) to evaluate, among other things, the impact of the use of menthol in cigarettes on the public health. In March 2011, the TPSAC issued its report to the FDA (the “TPSAC Menthol Report”) stating that “removal of menthol cigarettes from the marketplace would benefit public health.” On June 27, 2011, the FDA provided a progress report on its review of the science related to menthol cigarettes. In that update, the FDA stated that “[e]xperts within the FDA Center for Tobacco Products are conducting an independent review of the science related to the impact [of menthol] in cigarettes on public health …“ On July 21, 2011, TPSAC considered revisions to its report, and the voting members unanimously approved the final report for submission to the FDA with no change in its recommendation. On January 26, 2012, the FDA stated that its independent review had been submitted to the peer review panel and comments had been received from the panel on the report. On July 23, 2013, the FDA made available its preliminary scientific evaluation (“PSE”) of public health issues related to the use of menthol in cigarettes and peer review comments thereto. In the PSE, the FDA concluded that menthol cigarettes likely pose a public health risk above that seen with nonmenthol cigarettes. The FDA also acknowledged that it needed additional information on the impact of menthol in cigarettes. Accordingly, the FDA issued an Advance Notice of Proposed Rulemaking (“ANPRM”) seeking comments on the PSE and requesting additional information related to potential regulatory options it might consider for the regulation of menthol. In addition, the FDA announced that it is funding new research on, among other things, the differences between menthol and nonmenthol cigarettes to obtain information to assist FDA in making informed decisions related to potential regulation of menthol in cigarettes. The FDA established a 60-day comment period for the ANPRM and PSE, and said it will consider all comments and other information submitted to determine what, if any, regulatory action is appropriate. On September 11, 2013, the FDA extended the comment period for an additional 60 days to November 22, 2013. On November 21, 2013, the Company provided comments on the ANPRM and PSE to the FDA.

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

•

In February 2011, we, along with RJR Tobacco, filed a lawsuit in the U.S. District Court for the District of Columbia against the FDA challenging the composition of the TPSAC because of the FDA’s appointment of certain voting members with significant financial conflicts of interest. We believe these members are financially biased because they regularly testify as expert witnesses against tobacco-product manufacturers, and because they are paid consultants for pharmaceutical companies that develop and market smoking-cessation products. The suit similarly challenges the presence of certain conflicted individuals on the Constituents Subcommittee of the TPSAC. The complaint seeks a judgment (i) declaring that, among other things, the appointment of the conflicted individuals to the TPSAC (and its Constituents Subcommittee) was arbitrary, capricious, an abuse of discretion, and otherwise not in compliance with the law because it prevented the TPSAC from preparing a report that was unbiased and untainted by conflicts of interest, and (ii) enjoining the FDA from, among other things, relying on the TPSAC’s Menthol Report. The FDA filed a motion to dismiss this action which the court denied in August 2012. In October 2012, the FDA filed its answer to the amended complaint. The parties completed the briefing for summary judgment motions on September 20, 2013. On July 21, 2014, the District

Court denied defendants’ motion for summary judgment and granted, in part, our motion for summary judgment entering an order enjoining the FDA (i) to reconstitute the TPSAC membership so that it complies with the applicable ethics laws and (ii) from relying on or using the TPSAC Menthol Report in any manner. As of July 25, 2014, the time for the FDA to appeal this decision had not yet expired.

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

•

Electronic cigarettes are generally less regulated than cigarettes. However, on April 25, 2014, the FDA released proposed rules that would extend its regulatory authority to electronic cigarettes and certain other tobacco products under the FSPTCA. We are in the process of reviewing and analyzing the proposed rules and their impact on our electronic cigarette business. We preliminarily note that the proposed rules would require that electronic cigarette manufacturers (i) register with the FDA and report electronic cigarette product and ingredient listings; (ii) market new electronic cigarette products only after FDA review; (iii) only make direct and implied claims of reduced risk if the FDA confirms that scientific evidence supports the claim and that marketing the electronic cigarette product will benefit public health as a whole; (iv) not distribute free samples; (v) implement minimum age and identification restrictions to prevent sales to individuals under age 18; (vi) include a health warning; and (vii) not sell electronic cigarettes in vending machines, unless in a facility that never admits youth. The proposed regulation will be subject to a 75-day public comment period, which has been extended by the FDA to August 8, 2014, following which the FDA will finalize the proposed regulation. It is not known how long this regulatory process to finalize and implement the rules may take. Accordingly, although we cannot predict the content of any final rules of the proposed or future regulation or the impact they may have, if enacted they could have a material adverse effect on our electronic cigarette business.

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

•

Substantial federal, state and local excise taxes are reflected in the retail price of cigarettes. In 2013, the federal excise tax was $1.0066 per pack and combined state and local excise taxes ranged from $0.17 to $5.85 per pack. During 2013, there were three state excise tax increases implemented including a $1.60 per pack increase in Minnesota, effective July 1, 2013 and a $1.00 per pack increase in Massachusetts, effective July 31, 2013. In addition, in 2012, New Hampshire passed legislation that decreased the cigarette tax by $0.10 per pack, but provided for the tax to revert to the original amount if certain revenue goals were not reached. These goals were not reached and the tax increased by $0.10 per pack on August 1, 2013. There was also a tax increase in Cook County, Illinois of $1.00 per pack, effective March 1, 2013. On June 21, 2010, the New York state legislature approved a $1.60 per pack state excise tax increase that was implemented on July 1, 2010. The federal excise tax on cigarettes increased by

$0.6166 per pack to $1.0066 per pack, effective April 1, 2009, to finance health insurance for children. For the six months ending June 2014, there was one state excise tax increase of $0.13 per pack implemented in the state of Oregon, as well as a $0.50 municipal excise tax increase in the City of Chicago, Illinois. It is likely that increases in excise and similar taxes have had an adverse impact on sales of cigarettes and that the most recent increase and future increases, the extent of which cannot be predicted, could result in further volume declines for the cigarette industry, including us, and an increased sales shift toward deep discount cigarettes rather than premium brands. In addition, we and other cigarette manufacturers and importers are required to pay an assessment under a federal law designed to fund payments to tobacco quota holders and growers and are required to pay an annual user fee to the FDA.

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

The following table presents selected Lorillard and industry cigarette shipment data for the three and six months ended June 30, 2014 and 2013.

Selected Industry Data

	Three Months Ended June 30,		Six Months Ended June 30,
(Volume in billions)	2014	2013	2014	2013
Lorillard total domestic unit volume (1) (3)	9.977	10.262	18.815	19.306
Industry total domestic unit volume (1), (3)	67.542	71.474	128.556	134.209

Lorillard’s premium volume as a percentage of its total volume (2)	86.3%	85.8%	86.3%	85.8%
Newport’s share of Lorillard’s total volume (2)	85.6%	85.0%	85.6%	85.0%
Newport’s share of Lorillard’s Cigarettes Segment net sales (2)	88.6%	88.3%	88.6%	88.2%

(1)	Source: Management Science Associates, Inc. (“MSAI”), an independent third-party database management organization that collects wholesale shipment data from various cigarette manufacturers. MSAI divides the cigarette market into two price segments, the premium price segment and the discount or reduced price segment. MSAI’s information relating to unit sales volume and market share of certain of the smaller, primarily deep discount, cigarette manufacturers is based on estimates derived by MSAI. Management believes that volume and market share information for deep discount manufacturers may be understated.
(2)	Source: Lorillard shipment reports.
(3)	Domestic unit volume includes cigarette units sold as well as promotional units and excludes volumes for Puerto Rico and U.S. Possessions.

The following table presents selected Lorillard and industry retail market share data for the three and six months ended June 30, 2014 and 2013, based on Lorillard’s proprietary retail shipment database administered by MSAI, which reflects shipments from wholesalers to retailers.

Selected Domestic Retail Cigarette Unit Market Share Data(1)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Lorillard’s share of the retail market	15.0%	14.8%	15.1%	14.8%
Lorillard’s share of the premium market	17.5%	17.2%	17.6%	17.3%
Lorillard’s share of the menthol market (2)	40.3%	40.0%	40.5%	40.3%

Newport’s share of the retail market	12.8%	12.5%	12.9%	12.6%
Newport’s share of the premium market	17.3%	17.0%	17.5%	17.1%
Newport’s share of the menthol market (2)	37.1%	36.9%	37.3%	37.2%
Total menthol segment market share for the industry (2)	31.6%	31.4%	31.7%	31.3%
Total discount segment market share for the industry	26.0%	26.4%	26.1%	26.5%

(1)	Source: Lorillard’s proprietary retail shipment database administered by MSAI, which reflect shipments from wholesalers to retailers.
(2)	Lorillard has made certain adjustments to its proprietary retail shipment data to reflect management’s judgment as to which brands are included in the menthol segment.

The market for electronic cigarettes is evolving at a very fast pace and is very fragmented, with many companies competing with similar product offerings. In the competition for retail presence, blu eCigs has begun the process of differentiating itself from the competition with unique technology, impactful displays and point of sale materials. Lorillard will be reporting Nielsen dollar share results for blu and the e-cigarette category going forward. According to Nielsen, blu’s domestic all-outlet dollar market share of electronic cigarettes decreased 1.1 share points to 40.9% for the 13 weeks ending July 5, 2014 versus the year ago 13 week period. The method of distribution for many competing companies is predominately over the internet, with only a small number of competitors currently having a significant presence at retail.

blu Domestic Retail Electronic Cigarette Dollar Market Share Data (3)

13 Week Reporting Periods Ended:

March 23, 2013	35.3%
June 22, 2013	42.0%
September 21, 2013	45.3%
December 21, 2013	45.8%
March 15, 2014	45.0%
July 5, 2014	40.9%

(3)	Based on Nielsen, ScanTrack Database – All Outlets Combined.

Results of Operations

Three and Six Months Ended June 30, 2014 Compared to the Three and Six Months Ended June 30, 2013

Lorillard Consolidated Results

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in millions)		(in millions)
Net sales (including excise taxes of $502, $516, $947 and $971)	$1,799	$1,804	$3,391	$3,381
Cost of sales (including excise taxes of $502, $516, $947 and $971)	1,116	1,126	2,090	1,990

Gross profit	683	678	1,301	1,391
Selling, general and administrative	151	138	297	290

Operating income	532	540	1,004	1,101
Investment income (loss)	(2)	—	6	1
Interest expense	(45)	(41)	(90)	(82)

Income before income taxes	485	499	920	1,020
Income taxes	185	186	349	380

Net income	$300	$313	$571	$640

Cigarettes Segment Results

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in millions)		(in millions)
Net sales (including excise taxes of $502, $516, $947 and $971)	$1,762	$1,747	$3,303	$3,267
Cost of sales (including excise taxes of $502, $516, $947 and $971)	1,088	1,087	2,026	1,914

Gross profit	674	660	1,277	1,353
Selling, general and administrative	119	122	239	261

Operating income	$555	$538	$1,038	$1,092

Three Months Ended June 30, 2014 Compared to the Three Months Ended June 30, 2013

Net sales. Cigarette net sales increased by $15 million, or 0.9%, from $1.747 billion for the three months ended June 30, 2013 to $1.762 billion for the three months ended June 30, 2014. Cigarette net sales increased due to higher average net selling prices of $74 million which reflect price increases in June and November 2013 and May 2014, partially offset by lower cigarette unit sales volume ($59 million, including $14 million of federal excise tax).

Total Lorillard wholesale cigarette unit volume, which includes Puerto Rico and U.S. Possessions, decreased 3.4% for the second quarter of 2014 compared to the corresponding period of 2013. Puerto Rico and U.S. Possessions declined 38.6% compared to a year ago period in which inventories were built by wholesale in advance of a July 2013 $1.00 per pack excise tax increase in Puerto Rico. Domestic wholesale cigarette unit volume, which excludes Puerto Rico and U.S. Possessions, decreased 2.8% for the second quarter of 2014 compared to the corresponding period of 2013. The Company estimates total cigarette industry domestic wholesale shipments decreased 5.5% for the second quarter of 2014 compared to the second quarter of 2013. Adjusting for the impact of changes in wholesale inventory patterns, Lorillard domestic wholesale shipments decreased an estimated 2.1% in the second quarter of 2014 versus year ago, significantly outperforming adjusted total cigarette industry domestic wholesale shipments which decreased an estimated 4.3% during the quarter compared to second quarter of 2013.

Total wholesale unit volume, including Puerto Rico, for Newport, the Company’s flagship brand, decreased 2.7% for the second quarter of 2014 compared to the corresponding period of 2013. Domestic wholesale cigarette unit volume for Newport, which excludes Puerto Rico and U.S. Possessions, decreased 1.9% for the quarter versus year ago. Adjusting for inventory fluctuations, Newport domestic volume decreased an estimated 1.2% versus year ago. Domestic wholesale shipments for Maverick, the Company’s leading discount brand, decreased 6.6% for the second quarter of 2014 compared to the second quarter of 2013.

Based on Lorillard’s proprietary retail shipment database administered by Management Science Associates, Inc., which measures shipments from wholesale to retail and is unaffected by wholesale inventory changes, Lorillard’s second quarter 2014 domestic retail market share increased 0.2 share points versus year ago to 15.0%, its second consecutive full quarter over 15%. Newport’s domestic retail market share was 12.8%, an increase of 0.3 share points compared to the second quarter of 2013. Lorillard’s domestic retail share of the menthol market increased 0.3 share points to 40.3% for the second quarter of 2014 compared to the corresponding period of 2013. Gains in Newport’s domestic retail market share were primarily attributable to the continued strengthening of Newport Menthol in its core geographies, continued success in expansion markets and the volume impact from the growth of Newport Non-Menthol.

Cost of sales. Cost of sales increased by $1 million, or 0.1%, from $1.087 billion for the three months ended June 30, 2013 to $1.088 billion for the three months ended June 30, 2014. Cost of sales reflects higher expenses related to the State Settlement Agreements ($15 million), higher cigarette raw material input costs (primarily tobacco and other direct costs) ($3 million) and higher Food and Drug Administration fees ($2 million), partially offset by lower unit sales volume ($19 million, including $14 million of Federal Excise Tax). We recorded pre-tax charges for our obligations under the State Settlement Agreements of $358 million and $343 million for the three months ended June 30, 2014 and 2013, respectively, an increase of $15 million. The $15 million increase is primarily due to the impact of the inflation adjustment ($9 million), $4 million unfavorable impact of the reversal of a portion of the 2003 non-participating manufacturer award related to a Missouri court order, the absence of the $12 million favorable impact on Lorillard’s tobacco settlement expense of the settlement to resolve certain MSA payment adjustment disputes approved by the arbitration panel in March 2013 and other adjustments ($4 million), partially offset by the favorable impact of $14 million on Lorillard’s tobacco settlement expense of the settlement to resolve certain MSA payment adjustment disputes with two additional states in the second quarter of 2014.

Selling, general and administrative. Selling, general and administrative costs decreased $3 million to $119 million in the three months ended June 30, 2014 compared to the three months ended June 30, 2013, primarily due to lower legal defense costs related to Engle Progeny litigation and lower promotional expenses related to Newport Menthol, partially offset by $4 million in costs related to the agreement to merge with RAI.

Six Months Ended June 30, 2014 Compared to the Six Months Ended June 30, 2013

Net sales. Cigarette net sales increased by $36 million, or 1.1%, from $3.267 billion for the six months ended June 30, 2013 to $3.303 billion for the six months ended June 30, 2014. Cigarette net sales increased due to higher average net selling prices of $137 million which reflect price increases in June and November 2013 and May 2014, partially offset by lower cigarette unit sales volume ($101 million, including $24 million of federal excise tax).

Total Lorillard wholesale cigarette unit volume, which includes Puerto Rico and U.S. Possessions, decreased 3.2% for the first half of 2014 compared to the corresponding period of 2013. Puerto Rico and U.S. Possessions declined 36.3% compared to a year ago period in which inventories were built by wholesale in advance of a July 2013 $1.00 per pack excise tax increase in Puerto Rico. Domestic wholesale cigarette unit volume, which excludes Puerto Rico and U.S. Possessions, decreased 2.5% for the first half of 2014 compared to the corresponding period of 2013. The Company estimates total cigarette industry domestic wholesale shipments decreased 4.2% for the first half of 2014 compared to the first half of 2013. Adjusting for the impact of changes in wholesale inventory patterns, Lorillard domestic wholesale shipments decreased an estimated 1.9% in the first half of 2014 versus year ago, significantly outperforming adjusted total cigarette industry domestic wholesale shipments which decreased an estimated 4.2% during the first half of 2014 compared to the first half of 2013.

Total wholesale unit volume for Newport, including Puerto Rico and U.S. Possessions, the Company’s flagship brand, decreased 2.5% for the first half of 2014 compared to the corresponding period of 2013. Domestic wholesale cigarette unit volume for Newport, which excludes Puerto Rico and U.S. Possessions, decreased 1.7% for the first half of 2014 versus year ago. Adjusting for inventory fluctuations, Newport domestic volume decreased an estimated 1.0% versus year ago, significantly outperforming the 4.2% estimated adjusted industry decline. Domestic wholesale shipments for Maverick, the Company’s leading discount brand, decreased 6.3% for the first half of 2014 compared to the first half of 2013.

Based on Lorillard’s proprietary retail shipment database administered by Management Science Associates, Inc., which measures shipments from wholesale to retail and is unaffected by wholesale inventory changes, Lorillard’s first half 2014 domestic retail market share increased 0.3 share points versus year ago to 15.1%. Newport’s domestic retail market share reached 12.9%, an increase of 0.3 share points compared to the first half of 2013. Lorillard’s domestic retail share of the menthol market increased 0.2 share points to 40.5% for the first half of 2014. Gains in Newport’s domestic retail market share were primarily attributable to the continued strengthening of Newport Menthol in its core geographies, continued success in expansion markets and volume growth from Newport Non-Menthol.

Cost of sales. Cost of sales increased by $112 million, or 5.9%, from $1.914 billion for the six months ended June 30, 2013 to $2.026 billion for the six months ended June 30, 2014. Cost of sales reflects higher expenses related to the State Settlement Agreements ($125 million), higher cigarette raw material input costs (primarily tobacco and other direct costs) ($13 million), higher Food and Drug Administration fees ($4 million) and an increase in the Federal Assessment for Tobacco Growers ($2 million), partially offset by lower unit sales volume ($32 million, including $24 million of Federal Excise Tax). We recorded pre-tax charges for our obligations under the State Settlement Agreements of $644 million and $519 million for the six months ended June 30, 2014 and 2013, respectively, an increase of $125 million. The $125 million increase is primarily due to the absence of the $154 million favorable impact on Lorillard’s tobacco settlement expense of the settlement to resolve certain MSA payment adjustment disputes approved by the arbitration panel in March 2013, the inflation adjustment of $18 million and $4 million unfavorable impact of the reversal of a portion of the 2003 non-participating manufacturer award related to a Missouri court order, partially offset by the favorable impact of $27 million on Lorillard’s tobacco settlement expense in 2014 related to the 2003 non-participating manufacturer arbitration award as a result of the September 2013 arbitration panel determination that six states failed to diligently enforce escrow provisions applicable to non-participating manufacturers, the $14 million favorable impact of the reduction in Lorillard’s MSA payments as a result of the settlement with two more states in June 2014 and other adjustments ($6 million).

Selling, general and administrative. Selling, general and administrative costs decreased $22 million to $239 million in the six months ended June 30, 2014 compared to the six months ended June 30, 2013, primarily due to the absence of the $20 million in estimated costs to comply with or otherwise resolve the U.S. Government Case judgment incurred in the first quarter of 2013, lower legal defense costs related to Engle Progeny litigation and lower promotional expenses related to Newport Menthol, partially offset by $4 million in costs related to the agreement to merge with RAI.

Electronic Cigarettes Segment Results*

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(in millions)		(in millions)
Net sales	$37	$57	$88	$114
Cost of sales	28	39	64	76

Gross profit	9	18	24	38
Selling, general and administrative	32	16	58	29

Operating income (loss)	$(23)	$2	$(34)	$9

*	Results for the three and six months ended June 30, 2013 provided above are not comparable to the results for the three and six months ended June 30, 2014 as Lorillard purchased the assets and operations of SKYCIG on October 1, 2013.

Three Months Ended June 30, 2014 Compared to the Three Months Ended June 30, 2013

Net sales. Net sales for the Electronic Cigarettes segment were $37 million for the three months ended June 30, 2014, compared to $57 million for the three months ended June 30, 2013. The decline in sales of blu eCigs in the U.S. versus year ago reflects a decrease in unit volume as well as the estimated $4 million mix impact of a lower price on rechargeable kits that were introduced in the third quarter of 2013. The decrease in unit volume is attributed to an unfavorable comparison to the year ago period that included significant pipeline inventory as the brand was in its initial phase of national expansion and was also negatively impacted by new national competitors’ launches during this year’s second quarter.

blu (U.K.), formerly known as SKYCIG, was acquired on October 1, 2013 and generated $4 million in net sales during the second quarter of 2014. The product offering in the U.K. was re-branded as “blu” and launched at retail and online during the second quarter of 2014. The launch and retail rollout has been accompanied by introductory levels of advertising and promotional spending. Retail placement and exposure is expected to increase significantly during the second half of 2014, which, along with continued marketing of blu, is expected to drive an increase in net sales.

Based on the Nielsen ScanTrack Database, blu’s all-outlet dollar market share of electronic cigarettes decreased 1.1% share points to 40.9% for the 13 weeks ending July 5, 2014 versus the year ago 13 week period, tracing to the list price reduction on rechargeable packs and increased competitive activity during this year’s second quarter.

Cost of sales. Cost of sales for the Electronic Cigarettes segment was $28 million for the three months ended June 30, 2014, compared to $39 million for the three months ended June 30, 2013.

Gross profit. Gross profit was $9 million, or 24.3% of net sales, for the three months ended June 30, 2014, compared to $18 million, or 31.6% of net sales, for the three months ended June 30, 2013. Gross profit and gross profit margin for the second quarter ended June 30, 2014 were negatively impacted by the mix impact of the new, lower priced rechargeable kits as well as higher retail distribution costs. This negative drag on gross margin should be minimal going forward as the Company has fully lapped the conversion to the lower priced rechargeable kits.

Selling, general and administrative. Selling, general and administrative costs were $32 million for the three months ended June 30, 2014, compared to $16 million for the three months ended June 30, 2013. Selling, general and administrative costs include increased costs to launch the blu brand in the U.K. Selling, general and administrative costs for the three months ended June 30, 2014 also include $6 million of amortization related to the SKYCIG brand. The fair value ascribed to the SKYCIG brand in connection with the acquisition of £20 million (approximately $35 million at June 30, 2014 exchange rates) is being amortized over an estimated life of 18 months beginning October 1, 2013 after which amortization charges related to the brand will cease.

Operating income (loss). The Electronic Cigarettes segment had an operating loss of $23 million for the three months ended June 30, 2014, compared to operating income of $2 million for the three months ended June 30, 2013. blu (U.K.)’s operating loss was $15 million for the three months ended June 30, 2014.

Six Months Ended June 30, 2014 Compared to the Six Months Ended June 30, 2013

Net sales. Net sales for the Electronic Cigarettes segment were $88 million for the six months ended June 30, 2014, compared to $114 million for the six months ended June 30, 2013. The decline in sales of blu eCigs in the U.S. versus year ago reflects a decrease in unit volume as well as the estimated $11 million mix impact of a lower price on rechargeable kits that were introduced in the third quarter of 2013. The year ago quarter was also favorably impacted by significant pipeline inventory as the brand was in its initial phase of national expansion. blu (U.K.) was acquired on October 1, 2013 and generated $7 million in net sales during the first half of 2014.

Based on the Nielsen ScanTrack Database, blu’s domestic all-outlet dollar market share of electronic cigarettes increased 3.3 share points to 42.8% for the 26 weeks ending July 5, 2014 versus the year ago 26 week period. blu’s robust share growth at retail is attributed to strong consumer pull through from brand equity building activities and increased distribution.

Cost of sales. Cost of sales for the Electronic Cigarettes segment was $64 million for the six months ended June 30, 2014, compared to $76 million for the six months ended June 30, 2013.

Gross profit. Gross profit was $24 million, or 27.3% of net sales, for the six months ended June 30, 2014, compared to $38 million, or 33.3% of net sales, for the six months ended June 30, 2013. Gross profit and gross profit margin for the first half of 2014 were negatively impacted by the mix impact of the new, lower priced rechargeable kits as well as higher retail distribution costs.

Selling, general and administrative. Selling, general and administrative costs were $58 million for the six months ended June 30, 2014, compared to $29 million for the six months ended June 30, 2013. 2014 selling, general and administrative costs include increased advertising and marketing costs associated with brand-building activities in the U.S. and costs to launch the blu brand in the U.K. Selling, general and administrative costs for the six months ended June 30, 2014 also include $11 million of amortization related to the SKYCIG brand. The fair value ascribed to the SKYCIG brand in connection with the acquisition of £20 million (approximately $35 million at June 30, 2014 exchange rates) is being amortized over an estimated life of 18 months beginning October 1, 2013 after which amortization charges related to the brand will cease.

Operating income (loss). The Electronic Cigarettes segment had an operating loss of $34 million for the six months ended June 30, 2014, compared to operating income $9 million for the six months ended June 30, 2013. blu (U.K.)’s operating loss was $23 million for the six months ended June 30, 2014.

Lorillard Consolidated Results

Investment income (loss). Investment income decreased $2 million for the three months ended June 30, 2014 compared to the three months ended June 30, 2013 primarily due to the unfavorable impact of the Missouri court ruling reversing a portion of the 2003 non-participating manufacturer award in the second quarter of 2014.

Investment income increased $5 million for the six months ended June 30, 2014 compared to the six months ended June 30, 2013, and reflects $7 million of interest income related to the 2003 non-participating manufacturer arbitration award in the first quarter of 2014, partially offset by the unfavorable impact of the Missouri court ruling in the second quarter of 2014.

Interest expense. Interest expense increased $4 million and $8 million for the three and six months ended June 30, 2014, respectively, compared to the three and six months ended June 30, 2013, and reflects interest on the Senior Notes issued in the second quarter of 2013.

Income taxes. Income taxes decreased $1 million, or 0.5%, from $186 million for the three months ended June 30, 2013 to $185 million for the three months ended June 30, 2014. The change reflects a decrease in income before income taxes of $14 million, or 2.8%, partially offset by an increase in the effective tax rate from 37.3% to 38.1% for the three months ended June 30, 2013 and 2014, respectively. The rate increase is mainly due to an increase in state taxes and United Kingdom foreign tax rate differences that negatively impacted the tax rate, partially offset by an increase in the manufacturers’ deduction.

Income taxes decreased $31 million, or 8.2%, from $380 million for the six months ended June 30, 2013 to $349 million for the six months ended June 30, 2014. The change reflects a decrease in income before income taxes of $100 million, or 9.8%, partially offset by an increase in the effective tax rate from 37.2% to 37.9% for the six months ended June 30, 2013 and 2014, respectively. The rate increase is mainly due to an increase in state taxes and United Kingdom foreign tax rate differences that negatively impacted the tax rate, partially offset by an increase in the manufacturers’ deduction.

Liquidity and Capital Resources

Our cash and cash equivalents of $709 million at June 30, 2014 were invested in prime money market funds.

Our short-term and long-term investments totaled $172 million and $126 million as of June 30, 2014, respectively. Short-term and long-term investments consist of investment grade debt securities, all of which are classified as available for sale.

Cash Flows

Cash flow from operating activities. The principal source of liquidity for our business and operating needs is internally generated funds from our operations. We generated net cash flow from operations of $75 million for the six months ended June 30, 2014 compared to $182 million for the six months ended June 30, 2013. The decreased cash flow in 2014 primarily reflects lower net income, a higher decrease in accrued settlement costs and a higher decrease in income taxes payable, partially offset by lower inventory purchases.

Cash flow from investing activities. Our cash flows from investing activities used cash of $70 million for the six months ended June 30, 2014 compared to $34 million for the six months ended June 30, 2013. The increase in cash used by investing activities is due primarily to the purchase of investments totaling $337 million, partially offset by cash provided by sales of investments of $289 million.

Cash flow from financing activities. Our cash flow from operations has exceeded our working capital and capital expenditure requirements during the six months ended June 30, 2014. We paid cash dividends to our shareholders of $224 million on March 10, 2014, $222 million on June 10, 2014, $209 million on March 11, 2013 and $208 million on June 10, 2013. During the six months ended June 30, 2014 and 2013, we repurchased shares totaling $314 million and $318 million, respectively.

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

Lorillard Tobacco is the principal, wholly owned operating subsidiary of Lorillard, Inc., and the $750 million aggregate principal amount of 8.125% senior notes issued in June 2009 and due 2019 (the “2019 Notes”), $750 million aggregate principal amount of 6.875% senior notes due 2020, $250 million aggregate principal amount of 8.125% senior notes due 2040, $500 million aggregate principal amount of 3.500% Notes due 2016, 2017 Notes, 2020 Notes, 2023 Notes, 2040 Notes and $250 million aggregate principal amount of 7.000% Notes due 2041 (together, the “Notes”) are unconditionally guaranteed in full on a senior unsecured basis by Lorillard, Inc.

The interest rate payable on the 2019 Notes is subject to incremental increases from 0.25% to 2.00% in the event either Moody’s Investors Services, Inc. (“Moody’s”), Standard & Poor’s Ratings Services (“S&P”) or both Moody’s and S&P downgrade the 2019 Notes below investment grade (Baa3 and BBB- for Moody’s and S&P, respectively). As of June 30, 2014, our debt ratings were Baa2 and BBB- with Moody’s and S&P, respectively, both of which are investment grade.

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

As of June 4, 2014, the Company completed its $1 billion repurchase program announced in March 2013 and amended in May 2013 by repurchasing 2.7 million shares at a cost of $156 million during the second quarter of 2014.

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

During April 2014, we paid $1.1 billion under the State Settlement Agreements, primarily based on 2013 volume. Included in the above number was $93 million we deposited in an interest-bearing escrow account (“Disputed Payments Account”) in accordance with procedures established in the MSA pending resolution of a claim by us and the other Original Participating Manufacturers that they are entitled to reduce their MSA payments based on a loss of market share to non-participating manufacturers. Most of the states that are parties to the MSA are disputing the availability of the reduction and we believe that this dispute will ultimately be resolved by judicial and arbitration proceedings. Our $93 million deposit in escrow is based upon the Original Participating Manufacturers collective loss of market share in 2011 that resulted in a reduction of $88 million and for adjustments related to escrow payments for other years. In April of 2013, 2012, 2011, 2010, 2009, 2008, 2007 and 2006, we had previously deposited $119 million, $106 million, $104 million, $83 million, $73 million, $72 million, $111 million and $109 million, respectively, in the Disputed Payments Account discussed above, which were based on losses of market share in 2010, 2009, 2008, 2007, 2006, 2005, 2004 and 2003 to non-participating manufacturers. In February 2009, we directed the release of $72 million from the Disputed Payments Account to the MSA states. This amount related to the loss of market share in 2005 and this release was pursuant to an Agreement Regarding Arbitration that we and the other Participating Manufacturers entered into with certain MSA states. In April 2013, October 2013, April 2014 and June 2014, we directed the release of $298 million, $22 million, $40 million and $12 million, respectively, from the Disputed Payments Account to the signatory states to the settlement that resolved the disputes involving MSA payment adjustments relating to non-participating manufacturers, as further discussed below. In addition, in April 2014, we directed the release of $62 million from the Disputed Payments Account to Lorillard Tobacco associated with the 2003 arbitration award, as further discussed below. We and the other Original Participating Manufacturers have the right to claim additional reductions of MSA payments in subsequent years under provisions of the MSA.

On December 17, 2012, the Participating Manufacturers, including Lorillard Tobacco, agreed to settle with 17 states and the District of Columbia and Puerto Rico disputes under the MSA involving payment adjustments relating to non-participating manufacturers. The Participating Manufacturers presented the settlement to the arbitration panel responsible for adjudicating the 2003 NPM adjustment dispute with a request that the panel enter it as a partial settlement and award. On March 12, 2013, the arbitration panel issued a Stipulated Partial Settlement and Award that directed the Independent Auditor under the MSA to implement the settlement provisions involved, thereby allowing the settlement to proceed. Since the panel’s ruling, one additional state joined the settlement on April 12, 2013, two additional states joined the settlement on May 24, 2013, one additional state joined the settlement on June 10, 2014 and one additional state joined the settlement on June 26, 2014.

The settlement resolves the claims for the years 2003 through 2012 and puts in place a new method for calculating this adjustment beginning in 2013. Under the terms of the settlement, Lorillard Tobacco and other Participating Manufacturers will receive credits against their future MSA payments over six years, and the signatory states will be entitled to receive their allocable share of the amounts currently being held in escrow resulting from these disputes. Lorillard Tobacco currently expects to receive credits over six years of approximately $254 million on its outstanding claims, with $165 million having occurred in April 2013, $36 million in April 2014 (including $14 million received in April 2014 related to the 2003 NPM Adjustment award from the two states that joined the settlement in June 2014), and approximately $53 million over the following five years. The estimate is subject to change depending upon a number of factors included in the calculation of the credit.

Based on the terms of the settlement, during the first quarter of 2013 Lorillard Tobacco recorded a reduction in its State Settlements liability and expense of $165 million and reduced its April 15, 2013 MSA Annual Payment by the same amount. The reduction was partially offset by an increase of $21 million in the State Settlements liability and expense related to the industry Volume Adjustment Offset associated with the increase in the industry aggregate operating income under the agreements with the previously settled states. During the second quarter of 2013 Lorillard Tobacco recorded a reduction in its State Settlements liability and expense of $12 million as a result of the two additional states joining the settlement. The reduction was partially offset by an increase of $1 million in the State Settlements liability and expense related to the industry Volume Adjustment Offset associated with the increase in the industry aggregate operating income under agreements with the previously settled states. During the second quarter of 2014 Lorillard Tobacco recorded a reduction in its State Settlements liability and expense of $14 million as a result of the two additional states joining the settlement.

Lorillard Tobacco will continue to pursue these claims against those states that have not settled. Fourteen states that have not joined the settlement have taken action in state court to prevent the settlement from proceeding or to seek other relief related to the settlement. As of July 25, 2014, claims in eleven states remain pending as one state withdrew its opposition and, as noted above, two additional states joined the settlement. Two of the states also unsuccessfully sought to preliminarily enjoin the implementation of the settlement. There is no assurance that such attempts will be resolved favorably to the Company.

On September 11, 2013, the arbitration panel responsible for adjudicating the 2003 NPM adjustment dispute issued a determination that six states failed to diligently enforce escrow provisions applicable to non-participating manufacturers. The six non-diligent states included Indiana, Kentucky, Missouri, New Mexico, Maryland, and Pennsylvania. Nine other states that did not participate in the settlement were considered by the arbitration panel because the OPMs contested their diligence as well. The arbitration panel found those nine states diligent. As a result of the panel’s ruling, the OPMs are entitled to receive $458 million, plus interest and earnings, with Lorillard

Tobacco’s share of the principal amount totaling $47 million. The six non-diligent states filed motions in their state courts to vacate the arbitration panel’s non-diligence findings. On March 31, 2014 the MSA Independent Auditor issued final calculations for the April 2014 MSA payments that implement the 2003 NPM Adjustment in that fashion.

On April 10, 2014, the MSA court in Pennsylvania issued its rulings on that state’s motion to vacate the arbitration panel’s rulings with respect to that state. The court upheld the arbitration panel’s non-diligence finding for that state. However, the court also ruled that the states that signed the settlement and had been contested in the 2003 NPM Adjustment arbitration would be deemed non-diligent for purposes of calculating that state’s share of the 2003 NPM Adjustment. The OPM’s appealed this ruling. The MSA Independent Auditor on April 14, 2014 issued revised final calculations for the April 2014 MSA payments that implement the Pennsylvania court’s ruling. The ruling was reflected as an increase of $12 million in Lorillard Tobacco’s April 15, 2014 MSA payment. On May 2, 2014, the MSA court in Missouri issued a ruling similar to Pennsylvania, which the OPMs appealed. On June 23, 2014, the MSA Independent Auditor issued revised final calculations for the April 2014 MSA payments that implement the Missouri ruling. The ruling was reflected as an increase in Lorillard Tobacco’s State Settlements liability and expense of $4 million during the second quarter of 2014.

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

In addition, in connection with the MSA, the Original Participating Manufacturers entered into an agreement to establish a $5.2 billion trust fund payable between 1999 and 2010 to compensate the tobacco growing communities in 14 states (the “Trust”). Payments to the Trust ended in 2005 as a result of an assessment imposed under a federal law, enacted in 2004, repealing the federal supply management program for tobacco growers. Under the law, tobacco quota holders and growers will be compensated over 10 years with payments totaling $10.1 billion, funded by an assessment on tobacco manufacturers and importers. Payments under the law to qualifying tobacco quota holders and growers commenced in 2005 and will be completed in 2014. Lorillard recorded pretax charges for its obligations under the law of $36 million and $64 million for the three and six months ended June 30, 2014 and $36 million and $62 million for the three and six months ended June 30, 2013, respectively. We estimate our remaining cash payments in 2014 under the law will be between $64 million and $65 million.

Contractual Cash Payment Obligations

The following chart presents our contractual cash payment obligations of Lorillard as of June 30, 2014:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In millions)
Senior notes	$3,500	$—	$500	$2,000	$1,000
Interest payments related to notes	1,839	198	549	267	825
Leaf Purchase obligations	117	117	—	—	—
Contractual purchase obligations	60	60	—	—	—
Operating lease obligations	6	3	2	1	—

Total	$5,522	$378	$1,051	$2,268	$1,825

As of June 30, 2014, we do not believe that we will make any payments in the next twelve months related to gross unrecognized tax benefits. We cannot make a reasonably reliable estimate of the amount of liabilities for unrecognized tax benefits that may result in cash settlements for periods beyond twelve months.

As previously discussed, we have entered into the State Settlement Agreements which impose a stream of future payment obligations on us and the other major U.S. cigarette manufacturers. Our portion of ongoing adjusted settlement payments, including fees to settling plaintiffs’ attorneys, are based on a number of factors which are described above. Our cash payment under the State Settlement Agreements in 2013 amounted to $1.200 billion, net of the NPM settlement credit of $177 million, and we estimate our cash payments in 2014 under the State Settlement Agreements will be between $1.369 billion and $1.419 billion, primarily based on 2013 estimated industry volume. Payment obligations are not incurred until the related sales occur and therefore are not reflected in the above table. The 2014 estimated cash payments include the favorable impact of the release from the DPA on April 15, 2014 of $47 million as a result of the September 2013 arbitration panel determination that six states failed to diligently enforce escrow provisions applicable to non-participating manufacturers.

Off-Balance Sheet Arrangements

None.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Market Risk

We invest in financial instruments that involve market risk. Our measure of market risk exposure represents an estimate of the change in fair value of our financial instruments. Market risk exposure is presented below for each class of financial instrument we held at June 30, 2014, assuming immediate adverse market movements of the magnitude described. We believe that the rate of adverse market movement represents a measure of exposure to loss under hypothetically assumed adverse conditions. The estimated market risk exposure represents the hypothetical loss to future earnings and does not represent the maximum possible loss nor any expected actual loss, even under adverse conditions, because actual adverse fluctuations would likely differ. In addition, since our investment portfolio is subject to change based on its portfolio management strategy as well as in response to changes in the market, these estimates are not necessarily indicative of the actual results which may occur. The market risk exposure represents the potential loss in carrying value and pretax impact to future earnings caused by the hypothetical change in price.

Exposure to market risk is managed and monitored by senior management. Senior management approves our overall investment strategy and has the responsibility to ensure that the investment positions are consistent with that strategy with an acceptable level of risk.

Interest rate risk. Our cash and cash equivalents consist of money market funds with major financial institutions. Our short and long-term investments are made up of available-for-sale securities which include corporate debt securities, U.S. Government agency obligations, commercial paper and international government obligations. All of our investments are exposed to fluctuations in interest rates. A sensitivity analysis, based on a hypothetical 1% increase or decrease in interest rates on our average 2014 investments, would cause an increase or decrease in pretax income of approximately $5 million for the six months ended June 30, 2014.

Our debt is denominated in US Dollars and has been issued at a fixed rate. In September 2009, we entered into interest rate swap agreements for a total notional amount of $750 million to hedge changes in fair value of the Notes due to changes in the designated benchmark interest rate. Changes in the fair value of the derivative are recorded in earnings along with offsetting adjustments to the carrying amount of the hedged debt. A sensitivity analysis, based on a hypothetical 1% change in LIBOR, would cause an increase or decrease in pretax income of approximately $4 million for the six months ended June 30, 2014.

Liquidity risk. We may be forced to cash settle all or a portion of our derivative contracts before the expiration date if our debt rating is downgraded below Ba2 by Moody’s or BB by S&P. This could have a negative impact on our cash position. Early cash settlement would result in the timing of our hedge settlement not being matched to the cash settlement of the debt. As of June 30, 2014, our debt ratings were Baa2 and BBB- with Moody’s and S&P, respectively, both of which are above the ratings at which settlement of our derivative contracts would be required. See Note 13, “Derivative Instruments,” to the Consolidated Condensed Financial Statements for additional information on derivatives.

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

Item 1A. Risk Factors

With the exception of the following, there have been no other material changes in our risk factors from those disclosed in Part I, Item 1A of our Form 10-K:

Risks Related to our Pending Merger with Reynolds American Inc.

Completion of the Merger is subject to various conditions, and the Merger may not occur even if we obtain stockholder approval.

The completion of the Merger is subject to certain conditions, including, among others, the adoption of the Merger Agreement by the Company’s stockholders, the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the absence of legal restraints prohibiting the completion of the Merger. Each party’s obligation to consummate the Merger is also subject to the accuracy of the representations and warranties of the other party (subject to certain qualifications and exceptions) and the performance in all material respects of the other party’s covenants under the Merger Agreement, including, with respect to us, certain covenants regarding operation of our business prior to completion of the Merger. As a result of these conditions, we cannot assure you that the Merger will be completed, even if the required stockholder approval of the Merger is obtained or that, if completed, it will be exactly on the terms set forth in the Merger Agreement. If the Merger is not completed for any reason, we expect that we would continue to be managed by our current management, under the direction of our board of directors.

If the proposed Merger is not completed, our stock price will likely fall to the extent that the current market price of our common stock reflects an assumption that a transaction will be completed. In addition, under the circumstances set forth in the Merger Agreement, we may be required to pay a termination fee of $740 million if the Merger Agreement is terminated. Further, the failure of the proposed Merger to be completed may result in negative publicity and/or a negative impression of us in the investment community and may affect our relationship with employees, customers and other partners in the business community.

The Merger process could adversely affect our business, stock price, reputation and results of operations.

Our efforts to complete the Merger could cause substantial disruptions in our business, which could have an adverse effect on our financial results. Among other things, uncertainty as to whether a transaction will be completed with RAI may affect our ability to recruit prospective employees or to retain and motivate existing employees. Employee retention may be particularly challenging while the Merger is pending, because employees may experience uncertainty about their future roles with RAI or Imperial, as the case may be.

Uncertainty as to our future could adversely affect our business, reputation and our relationship with existing customers and suppliers and potential customers and suppliers. For example, customers, suppliers and others that deal with us could defer decisions concerning working with us, or seek to change existing business relationships with us. Further, a substantial amount of the attention of management and employees is being directed toward completion of the Merger and thus is being diverted from our day-to-day operations because matters related to the Merger require substantial commitments of time and resources.

While the Merger Agreement is in effect, we are subject to restrictions on our business activities.

While the Merger Agreement is in effect, we are subject to restrictions on our business activities and must generally operate our business in the ordinary course in all material respects (subject to certain exceptions). These restrictions could prevent us from pursuing attractive business opportunities that arise prior to the completion of the Merger and are generally outside the ordinary course of business, and otherwise have a material adverse effect on our future results of operations or financial condition.

In certain circumstances, the Merger Agreement requires us to pay a termination fee of $740 million to RAI, a payment which could affect the decisions of a third party considering making an alternative transaction proposal.

Under the terms of the Merger Agreement, we may be required to pay to RAI a termination fee of $740 million if the Merger Agreement is terminated under certain circumstances. This payment could affect the structure, pricing and terms proposed by a third party seeking to acquire or merge with us and could deter such third party from making a competing transaction proposal.

As of July 25, 2014, Lorillard Tobacco is a defendant in approximately 6,510 tobacco-related lawsuits, including approximately 653 cases in which Lorillard, Inc. is a co-defendant. Lorillard, Inc. is a defendant in one case in which Lorillard Tobacco is not a defendant. These cases, which are extremely costly to defend, could result in substantial judgments against Lorillard Tobacco and/or Lorillard, Inc.

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

The 2006 ruling by the Florida Supreme Court in Engle also permitted members of the Engle class to file individual claims, including claims for punitive damages. The Florida Supreme Court held that these individual plaintiffs are entitled to rely on a number of the jury’s findings in favor of the plaintiffs in the first phase of the Engle trial. These findings included that smoking cigarettes causes a number of diseases; that cigarettes are addictive or dependence-producing; and that the defendants, including Lorillard Tobacco and Lorillard, Inc., were negligent, breached express and implied warranties, placed cigarettes on the market that were defective and unreasonably dangerous, and concealed or conspired to conceal the risks of smoking. Lorillard Tobacco is a defendant in approximately 3,874 cases pending in various state and federal courts in Florida that were filed by members of the Engle class (the “Engle Progeny Cases”), including 647 cases in which Lorillard, Inc. is a co-defendant. Lorillard, Inc. is a defendant in one Engle Progeny case in which Lorillard Tobacco is not a defendant.

As of July 25, 2014, trial was underway in one Engle Progeny Case in which Lorillard Tobacco is a defendant: Harris v. R.J. Reynolds Tobacco Company, et al. (Federal Court, Middle District, Florida). Lorillard, Inc. is not a defendant in this trial. As of July 25, 2014, Lorillard Tobacco and Lorillard, Inc. are defendants in Engle Progeny Cases that have been placed on courts’ 2014 and 2015 trial calendars or in which specific trial dates have been set. Trial schedules are subject to change and it is not possible to predict how many of the Engle Progeny Cases pending against Lorillard Tobacco or Lorillard, Inc. will be tried in 2014 and 2015. It also is not possible to predict whether some courts will implement procedures that consolidate multiple Engle Progeny Cases for trial.

Trials of some of the Engle Progeny Cases have resulted in verdicts that have awarded damages from cigarette manufacturers, including us.

As of July 25, 2014, Lorillard has been a defendant in seventeen Engle Progeny Cases tried to a verdict. Plaintiffs in thirteen Engle Progeny Cases were awarded compensatory damages from Lorillard Tobacco. In twelve of these cases the damages were awarded by the jury, and in one case the court entered an order following trial that awarded plaintiff compensatory damages. In four of the thirteen cases, plaintiffs were awarded punitive damages from Lorillard Tobacco. Lorillard, Inc. was a defendant in one of these thirteen cases at the time of verdict. The thirteen cases are listed below in the order in which the verdicts were returned:

•

In Mrozek v. Lorillard Tobacco Company (Circuit Court, Fourth Judicial Circuit, Duval County, Florida), the jury awarded plaintiff a total of $6 million in compensatory damages and $11.3 million in punitive damages in March 2011. The jury apportioned 35% of the fault for the smoker’s injuries to the smoker and 65% to Lorillard Tobacco. The final judgment entered by the trial court reflected the jury’s verdict and awarded plaintiff $3,900,588 in compensatory damages and $11,300,000 in punitive damages plus the applicable statutory rates of annual interest. In December 2012, the Florida First District Court of Appeal affirmed the final judgment awarding compensatory and punitive damages and Lorillard Tobacco’s motion for rehearing of the appellate court opinion was denied in February 2013. In March 2013, Lorillard Tobacco filed a notice with the Florida Supreme Court seeking review of the appellate court decision. On February 13, 2014, the Florida Supreme Court declined to grant review of this case. In March 2014, Lorillard Tobacco amended the bond necessary to maintain a stay on payment of the final judgment. On March 28, 2014, Lorillard Tobacco filed a petition with the United States Supreme Court, seeking review of the due process issue, and requested that the petition be held and resolved in the same manner as the Duke, Walker, and Brown cases, also pending before the United States Supreme Court. On June 9, 2014, the United States Supreme Court denied the petitions seeking review. The trial court announced on June 25, 2014 that it had granted Lorillard Tobacco’s motion to determine the applicable rates of post-judgment interest that were in dispute. On June 27, 2014, Lorillard Tobacco made a payment of $17,500,197.37 to satisfy the final judgment awarding compensatory and punitive damages and post-judgment interest. On July 23, 2014, plaintiff filed a satisfaction of judgment. The Florida First District Court of Appeal provisionally granted plaintiff’s motion for intermediate appellate court attorneys’ fees, ruling that the trial court is authorized to award appellate fees if the trial court determines entitlement to attorneys’ fees. In June 2013, the trial court granted plaintiffs’ motion for entitlement to trial court attorneys’ costs and fees and also determined that plaintiff was entitled to intermediate appellate court attorneys’ fees. As of July 25, 2014, the trial court had not determined the amount of trial court or intermediate appellate court fees to award. On November 18, 2013, plaintiff filed a motion with the Florida Supreme Court seeking attorneys’ fees in connection with the appeal to the Florida Supreme Court. On February 3, 2014, the Florida Supreme Court provisionally granted plaintiff’s motion for attorney fees in the amount of $2,500, conditioned on the trial court’s determination of entitlement.

•

In Tullo v. R.J. Reynolds, et al. (Circuit Court, Palm Beach County, Florida), the jury awarded plaintiff a total of $4.5 million in compensatory damages in April 2011. The jury assessed 45% of the fault to the smoker, 5% to Lorillard Tobacco and 50% to other defendants. The jury did not award punitive damages to the plaintiff. The court entered a final judgment that awarded plaintiff $225,000 in compensatory damages from Lorillard Tobacco plus 6% annual interest. Defendants noticed an appeal from the final judgment to the Florida Fourth District Court of Appeal. In August 2013, the Florida Fourth District Court of Appeal affirmed the final judgment. On October 16, 2013 defendants filed a notice with the Florida Supreme Court seeking review of the appellate court decision. On March 10, 2014, the trial court entered an order confirming that Lorillard Tobacco had satisfied the judgment awarding compensatory damages and post-judgment interest for an amount totaling approximately $263,400. On March 18, 2014, Lorillard Tobacco filed a notice of voluntary dismissal of their petition seeking review of the Florida Supreme Court and the Court entered an order dismissing the petition for review as to Lorillard Tobacco on May 21, 2014. The Florida Fourth District Court of Appeal provisionally granted plaintiff’s motion for appellate attorneys’ fees, ruling that the trial court is authorized to award appellate fees if the trial court determines entitlement to such attorneys’ fees. As of July 25, 2014, the trial court had not determined the amount of trial court costs or appellate court fees to award.

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

•

In Sury v. R.J. Reynolds Tobacco Company, et al. , (Circuit Court, Duval County, Florida), in November 2011, the jury awarded plaintiff $1,000,000 in compensatory damages and assessed 60% of the responsibility for the decedent’s injuries to the decedent, 20% to Lorillard Tobacco and 20% to R.J. Reynolds. The jury returned a verdict for the defendants regarding whether punitive damages were warranted. In March 2012, the court entered a final judgment against defendants in the amount of $1,000,000, jointly and severally, plus 4.75% annual interest, declining to apply the jury’s comparative fault findings to causes of action alleging intentional conduct. On June 24, 2013, the Florida First District Court of Appeal affirmed the final judgment. Lorillard Tobacco’s motion for rehearing of this decision with the Florida First District Court of Appeal was denied in August 2013. The Florida Supreme Court declined review of the intermediate appellate court decision in January 2014. On March 28, 2014, Lorillard Tobacco filed a petition with the United States Supreme Court, seeking review of the due process issue, and requested that the petition be held and resolved in the same manner as the Duke, Walker, and Brown cases, also pending before the United States Supreme Court. On June 9, 2014, the United States Supreme Court denied the petitions seeking review. On June 19, 2014, Lorillard Tobacco made a payment of $1,659,674 to satisfy the final judgment awarding compensatory damages plus post judgment interest, trial level attorneys’ fees and costs, and Florida Supreme Court fees. Plaintiff filed a satisfaction of judgment on July 14, 2014. In June 2013, the First District Court of Appeal determined that plaintiff was entitled to attorneys’ fees in connection with the appeal to the First District Court of Appeal and directed the trial court to determine the amount. As of July 25, 2014, the trial court had not determined the amount.

•

In Alexander v. Lorillard Tobacco Company, et al. (Circuit Court, Eleventh Judicial Circuit, Miami-Dade County, Florida) the jury awarded plaintiff $20,000,000 in compensatory damages and $25,000,000 in punitive damages in February and March 2012. Lorillard Tobacco is the only defendant in this case. The jury apportioned 20% of the fault for the smoker’s injuries to the smoker and 80% to Lorillard Tobacco. In March 2012, the court entered a final judgment that applied the jury’s comparative fault determination to the court’s award of compensatory damages, awarding the plaintiff $16,000,000 in compensatory damages and $25,000,000 in punitive damages from Lorillard Tobacco. In May 2012, the court granted a motion by Lorillard Tobacco to lower the amount of compensatory damages and reduced the amount awarded to $10,000,000 from Lorillard Tobacco. Other post-trial motions challenging the verdict were denied. The court entered an amended final judgment that applied the jury’s comparative fault determination to the court’s award of compensatory damages, awarding the plaintiff $8,000,000 in compensatory damages and $25,000,000 in punitive damages. The court also awarded plaintiff post-judgment interest (based on a statutory rate) on the compensatory and punitive damages, which totaled approximately $3.7 million as of July 25, 2014. Lorillard Tobacco noticed an appeal from the amended final judgment to the Florida Third District Court of Appeal. On September 4, 2013, the Florida Third District Court of Appeal affirmed the amended final judgment awarding compensatory and punitive damages. Lorillard Tobacco’s motion for rehearing of this decision with the Florida Third District Court of Appeal was denied in October 2013. On November 27, 2013, Lorillard Tobacco filed a petition with the Florida Supreme Court seeking review of the intermediate appellate court decision. As of July 25, 2014, the Florida Supreme Court had not announced whether it would grant review of this case. In September 2012, an agreement was reached between the parties as to the amount of costs and attorneys’ fees incurred, should the judgment be upheld on appeal. In September 2013, the Florida Third District Court of Appeal determined that plaintiff was entitled to intermediate appellate court attorneys’ fees in connection with the appeal to the Florida Third District Court of Appeal and directed the trial court to determine the amount. As of July 25, 2014, the trial court had not determined the amount of such attorneys’ fees to award. On January 3, 2014, the plaintiff filed a motion with the Florida Supreme Court seeking attorneys’ fees in connection with the appeal to the Florida Supreme Court. As of July 25, 2014, the Florida Supreme Court had not ruled on this motion.

•

In Calloway v. R.J. Reynolds Tobacco Company, et al. (Circuit Court, Seventeenth Judicial Circuit, Broward County, Florida), the jury awarded plaintiff and a daughter of the decedent a total of $20,500,000 in compensatory damages in May 2012. The jury apportioned 20.5% of the fault for the smoker’s injuries to the smoker, 27% to R.J. Reynolds, 25% to Philip Morris, 18% to Lorillard Tobacco, and 9.5% to Liggett. The jury awarded $12,600,000 in punitive damages from Lorillard Tobacco and $42,250,000 from the other defendants, for a total punitive damages award of $54,850,000. In August 2012, the court granted a post-trial motion by the defendants and lowered the compensatory damages award to $16,100,000. The court also ruled that the jury’s finding on the plaintiff’s percentage of comparative fault would not be applied to reduce the compensatory damage award because the jury found in favor of the plaintiff on her claims alleging intentional conduct. In August 2012, the court entered final judgment against defendants in the amount of $16,100,000 in compensatory damages, jointly and severally, and $54,850,000 in punitive damages. Lorillard Tobacco is liable for $12,600,000 of the total punitive damages award. The court also awarded plaintiff post-judgment interest (based on a statutory rate) on the compensatory and punitive damages, which totaled approximately $1.6 million as of July 25, 2014 based on the jury-apportioned fault for Lorillard Tobacco. The final judgment also granted plaintiff’s application for trial court costs and attorneys’ fees, but as of July 25, 2014, the trial court had not awarded an amount. Defendants have noticed an appeal from the final judgment to the Florida Fourth District Court of Appeal. On March 31, 2014, plaintiff filed a motion with the Florida Fourth District Court of Appeal seeking attorneys’ fees in connection with the appeal to the Fourth District. As of July 25, 2014, the Florida Fourth District Court of Appeal had not ruled on this motion.

•

In Evers v. R.J. Reynolds Tobacco Company, et al. (Circuit Court, Thirteenth Judicial Circuit, Hillsborough County, Florida), the jury awarded plaintiff and the estate of the decedent a total of $3,230,000 in compensatory damages in February 2013. The jury apportioned 31% of the fault for the smoker’s injuries to the smoker, 60% to R.J. Reynolds and 9% to Lorillard Tobacco. The jury found that punitive damages against Lorillard Tobacco were not warranted and awarded $12,362,042 in punitive damages from R.J. Reynolds Tobacco Company. The Court granted a post-trial motion by R.J. Reynolds for a directed verdict on punitive damages and, as a result, the jury’s punitive damages award was set aside. The Court denied a motion filed by the plaintiff to reconsider the directed verdict. At a post-trial hearing, the plaintiff waived entitlement to the jury’s loss of services award which amounted to $280,000 of the total compensatory damages award. In May 2013, the court entered a final judgment that applied the jury’s comparative fault determinations and awarded plaintiff and the estate of the decedent $2,035,500 in compensatory damages ($265,500 from Lorillard Tobacco), plus the statutory rate of interest. Plaintiff and defendants have both appealed the final judgment to the Florida Second District Court of Appeal. Plaintiff also filed a motion for entitlement to trial attorneys’ fees and costs. As of July 25, 2014, the trial court had not ruled on this motion. On May 23, 2014, plaintiff filed a motion with the Florida Second District Court of Appeal seeking attorneys’ fees in connection with the appeal to the Second District. As of July 25, 2014, the Florida Second District Court of Appeal had not ruled on this motion.

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

•

In Ruffo v. R.J. Reynolds Tobacco Company, et al. (Circuit Court, Eleventh Judicial Circuit, Miami-Dade County, Florida), the jury awarded plaintiff $1,500,000 in compensatory damages in May 2013. The jury apportioned 85% of the fault for the smoker’s injuries to the smoker, 12% to Philip Morris, and 3% to Lorillard Tobacco. Defendants’ post-trial motions challenging the verdict were denied. On October 4, 2013, the Court entered a final judgment against defendants that applied the jury’s comparative fault determinations and awarded plaintiff $225,000 in compensatory damages ($45,000 from Lorillard Tobacco) plus the statutory rate of interest, which is currently 4.75%. Defendants noticed an appeal from the final judgment to the Florida Third District Court of Appeal. On May 12, 2014, the trial court entered an order confirming that Lorillard Tobacco had satisfied the judgment awarding compensatory damages and post-judgment interest for an amount totaling $46,857.43. On May 9, 2014, the Florida Third District Court of Appeal entered an order recognizing Lorillard Tobacco’s voluntary dismissal of their appeal to the final judgment. The appeal remains pending as to Philip Morris. Plaintiff filed a motion with the trial court seeking entitlement to attorneys’ costs and fees. In April 2014, the trial court denied this motion. Plaintiff has filed a notice of appeal to the Florida Third District Court of Appeal from the order denying attorneys’ fees and costs.

•

In Gafney v. R.J. Reynolds Tobacco Company, et al. (Circuit Court, Fifteenth Judicial Circuit, Palm Beach County, Florida), the jury awarded plaintiff a total of $5,800,000 in compensatory damages in September 2013. The jury apportioned 34% of the fault for the smoker’s injuries to the smoker, 33% to R.J. Reynolds, and 33% to Lorillard Tobacco. Lorillard, Inc. was also a defendant in this trial but damages and comparative fault were not assessed separately for Lorillard, Inc. Because the jury found in favor of the defendants on the claims alleging intentional conduct, the plaintiff was not entitled to punitive damages. On September 26, 2013, the Court entered a final judgment that applied the jury’s comparative fault determinations and awarded the plaintiff a total of $3,828,000 in compensatory damages ($1,914,000 from Lorillard Tobacco), plus the statutory rate of interest. Defendants’ post-trial motions challenging the verdict were denied in November 2013. Defendants have noticed an appeal from the final judgment to the Florida Fourth District Court of Appeal. Plaintiff has filed a motion with the trial court seeking entitlement to attorneys’ fees and costs. As of July 25, 2014, the trial court had not ruled on this motion.

•

In Burkhart v. R.J. Reynolds Tobacco Company, et al. (Federal Court, Middle District, Jacksonville, Florida), the jury awarded plaintiff a total of $5,000,000 in compensatory damages on May 15, 2014. The jury apportioned 50% of the fault for the smoker’s injuries to the smoker, 25% to R.J. Reynolds, 15% to Philip Morris, and 10% to Lorillard Tobacco. The jury awarded $500,000 in punitive damages from Lorillard Tobacco and $2,000,000 from the other defendants for a total punitive damages award of $2,500,000. The Court ruled that the jury’s finding on the plaintiff’s percentage of comparative fault would not be applied to reduce the compensatory damage award because the jury found in favor of the plaintiff on her claims alleging intentional conduct. On June 11, 2014, the Court entered a final judgment against defendants in the amount of $5,000,000 in compensatory damages, jointly and severally, and $2,500,000 ($500,000 from Lorillard Tobacco) in punitive damages, plus the statutory rate of interest. Defendants have filed post-trial motions challenging the verdict. As of July 25, 2014, the Court had not ruled on these motions. The final judgment also granted plaintiff entitlement to trial court costs, but as of July 25, 2014, the trial court had not awarded an amount. On June 25, 2014, plaintiff filed a motion for attorneys’ fees and costs. As of July 25, 2014, the Court had not ruled on this motion.

Since the Florida Supreme Court issued its 2006 ruling, through July 25, 2014 verdicts have been returned in 113 Engle Progeny Cases in which neither Lorillard Tobacco nor Lorillard, Inc. were defendants. Juries awarded compensatory damages and punitive damages in 34 of these trials. In 33 of those 34 trials, the amount of punitive damages awarded totaled approximately $727.5 million and ranged from $20,000 to $244 million. In July 2014, punitive damages of $23.6 billion were awarded in one of these cases. As of July 25, 2014, this award was subject to challenge through post-trial motions and the appellate process. In 34 of the trials, juries awarded only compensatory damages. In the 45 other trials, juries found in favor of the defendants. In some of the trials decided in the defendants’ favor, plaintiffs have filed motions challenging the verdicts and in some cases, appeals from final judgments are pending before various Florida circuit and intermediate appellate courts. As of July 25, 2014, one verdict in favor of the defendants has been reversed on appeal and returned to the trial court for a new trial on all issues. It is not possible to predict the final outcome of this litigation.

Various intermediate state and federal Florida appellate courts have issued rulings that address the scope of the preclusive effect of the findings from the first phase of the Engle trial, including whether those findings relieve plaintiffs from the burden of proving certain legal elements of their claims. The Florida Supreme Court granted review in the Douglas case, in which a verdict awarding compensatory damages to the plaintiff was affirmed by an intermediate state Florida appellate court, to address the issue of whether a tobacco manufacturer’s due process rights are violated by reliance upon the Engle Phase I findings. On March 14, 2013, the Florida Supreme Court ruled that application of the Engle Phase I findings to establish certain elements of plaintiffs’ claims is not a violation of the Engle defendants’ due process rights. In order to prevail on either strict liability or negligence claims, the Court found that plaintiffs must establish (i) membership in the Engle class; (ii) that addiction to smoking the Engle defendants’

cigarettes containing nicotine was a legal cause of the injuries alleged and (iii) damages. On August 12, 2013, defendants filed a petition with the United States Supreme Court seeking review of the Florida Supreme Court’s decision. This petition for review was denied on October 7, 2013. The due process issue was also on appeal in the United States Court of Appeals for the Eleventh Circuit in two cases that had been consolidated for appeal: Duke and Walker. On September 6, 2013, the United States Court of Appeals for the Eleventh Court affirmed the verdicts in these cases, holding that the judgment of the Florida Supreme Court in Douglas should be given full faith and credit, and that deference to the decision in Douglas does not violate the due process rights of the defendant. The defendant filed a petition for rehearing of the decision in Duke and Walker with the United States Court of Appeals for the Eleventh Circuit in October 2013. On October 31, 2013, the United States Court of Appeals for the Eleventh Circuit vacated and reconsidered its original opinion. The Court entered a new opinion that is substantively similar to the first with the exception that the Court now discusses giving full faith and credit to the Engle decision, as interpreted in Douglas. On November 7, 2013, the Court denied defendant’s petition for rehearing. On November 7, 2013, the defendant filed a second petition seeking review of the October 31, 2013 opinion. On January 6, 2014, the Court denied this petition. On March 28, 2014, the defendant in Duke and Walker filed a petition with the United States Supreme Court seeking to answer the question of whether the Engle Phase I findings can be applied to establish certain elements of plaintiffs’ claims. On the same date, defendants filed similar petitions in the Brown case (an appeal from a Florida state court trial), as well as in eight other state court cases, including two cases in which Lorillard Tobacco is a defendant (Mrozek and Sury). The defendants requested that these petitions be held pending disposition of the Duke, Walker, and Brown cases, and resolved in a similar manner. On June 9, 2014, the United States Supreme Court declined to accept review of the Duke, Walker, and Brown cases. On the same date, the United States Supreme Court declined to accept review of the eight other state court cases, including Mrozek and Sury, discussed above.

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

In certain cases, trial courts have entered final judgments that define defendants’ liability as joint and several. Four of these judgments have been affirmed by intermediate Florida appellate courts, including one case in which Lorillard Tobacco was a defendant. In such cases, Lorillard Tobacco may face the risk of liability for the entire amount of the judgment even if a percentage of fault was allocated to other defendants, in the event that one or more co-defendants decline or otherwise fail to pay their proportionate or jury-allocated share of a judgment. Also, the presumptive respective share of each joint and several judgment debtor is pro rata, and not proportional to the amount of fault attributable to each defendant by the jury. As a result, Lorillard Tobacco under certain circumstances may have to pay more than their proportionate share of any judgment-related amount.

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

In 2009, a three-judge panel of the U.S. Court of Appeals for the District of Columbia Circuit upheld substantially all of the District Court’s final judgment and remedial order. In June 2010, the U.S. Supreme Court denied the parties’ petitions seeking review of the case. The case was remanded to the District Court, for implementation of the Court of Appeals’ directions in its 2009 ruling and for entry of an amended final judgment. As of July 25, 2014, the District Court had not entered the amended final judgment addressing all of the directions from the Court of Appeals, although, as described above, it had entered its order setting forth the language of the corrective statements, and the consent order regarding implementation of the corrective statements. Defendants have filed a notice of appeal regarding the corrective statements.

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

On April 25, 2014, the FDA released proposed rules that would extend its regulatory authority to electronic cigarettes and certain other tobacco products under the FSPTCA. We are in the process of reviewing and analyzing the proposed rules and their impact on our electronic cigarette business. We preliminarily note that the proposed rules would require that electronic cigarette manufacturers (i) register with the FDA and report electronic cigarette product and ingredient listings; (ii) market new electronic cigarette products only after FDA review; (iii) only make direct and implied claims of reduced risk if the FDA confirms that scientific evidence supports the claim and that marketing the electronic cigarette product will benefit public health as a whole; (iv) not distribute free samples; (v) implement minimum age and identification restrictions to prevent sales to individuals under age 18; (vi) include health warnings; and (vii) not sell electronic cigarettes in vending machines, unless in a facility that never admits youth. The proposed regulation will be subject to a 75-day public comment period, which has been extended by the FDA to August 8, 2014, following which the FDA will finalize the proposed regulation. It is not known how long this regulatory process to finalize and implement the rules may take. Accordingly, although we cannot predict the content of any final rules of the proposed or future regulation or the impact they may have, if enacted they could have a material adverse effect on our electronic cigarette business.

In the European Union (“EU”), the Tobacco Products Directive (“TPD”) regulates the content, manufacture, marketing and labeling of tobacco products. An amendment of the TPD was adopted, and became effective in May of this year, which provides for detailed premarket notification requirements for electronic cigarettes and places certain classes of electronic cigarettes under the authority of medicinals regulations in EU member states. The Tobacco Products Directive must be transposed into national legislation by member states by May 20, 2016. Depending on the TPD implementation at national level, certain sales and marketing restrictions on electronic cigarettes may be applicable in the United Kingdom, and this could result in a decrease in sales of our electronic cigarettes in the United Kingdom and have a material adverse effect on our electronic cigarette business in the future.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated as of July 15, 2014, among Lorillard, Inc., Reynolds American Inc. and Lantern Acquisition Co., incorporated herein by reference to Exhibit 2.1 to our Current Report on Form 8-K (File No. 1-34097) filed on July 15, 2014

3.1	Amended and Restated Certificate of Incorporation of Lorillard, Inc., as of May 14, 2013, incorporated herein by reference to Exhibit 3.1 to our Current Report on Form 8-K (File No. 1-34097) filed on May 14, 2013

3.2	Amended and Restated Bylaws of Lorillard, Inc., as of May 14, 2013, incorporated herein by reference to Exhibit 3.2 to our Current Report on Form 8-K filed (File No. 1-34097) on May 14, 2013

3.3	Certificate of Amendment of Certificate of Incorporation of Lorillard Tobacco Company and Certificate of Incorporation of Lorillard Tobacco Company, incorporated herein by reference to Exhibit 3.3 to Lorillard, Inc.’s Registration Statement on Form S-3 (File No. 333-159902) filed on June 11, 2009

3.4	Bylaws of Lorillard Tobacco Company, incorporated herein by reference to Exhibit 3.4 to Lorillard, Inc.’s Registration Statement on Form S-3 (File No. 333-159902) filed on June 11, 2009

4.1	Specimen certificate for shares of common stock of Lorillard, Inc., incorporated herein by reference to Exhibit 4.1 to our Amended Registration Statement on Form S-4 (File No. 333-149051) filed on May 9, 2008

4.2	Indenture, dated June 23, 2009, among Lorillard Tobacco Company, Lorillard, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee, incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K (File No. 1-34097) filed on June 23, 2009

4.3	First Supplemental Indenture, dated June 23, 2009, among Lorillard Tobacco Company, Lorillard, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee, incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K (File No. 1-34097) filed on June 23, 2009

4.4	Second Supplemental Indenture, dated April 12, 2010, among Lorillard Tobacco Company, Lorillard, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee, incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K (File No. 1-34097) filed on April 12, 2010

4.5	Third Supplemental Indenture, dated August 4, 2011, among Lorillard Tobacco Company, Lorillard, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee, incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K (File No. 1-34097) filed on August 4, 2011

4.6	Fourth Supplemental Indenture, dated August 21, 2012, among Lorillard Tobacco Company, Lorillard, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee, incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K (File No. 1-34097) filed on August 21, 2012

4.7	Fifth Supplemental Indenture, dated May 20, 2013, among Lorillard Tobacco Company, Lorillard, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee, incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K (File No. 1-34097) filed on May 20, 2013

4.8	Form of 8.125% Senior Note due 2019 of Lorillard Tobacco Company, incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K (File No. 1-34097) filed on June 23, 2009

4.9	Form of 6.875% Senior Note due 2020 of Lorillard Tobacco Company, incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K (File No. 1-34097) filed on April 12, 2010

4.10	Form of 8.125% Senior Note due 2040 of Lorillard Tobacco Company, incorporated by reference to Exhibit 4.4 to our Current Report on Form 8-K (File No. 1-34097) filed on April 12, 2010

4.11	Form of 3.500% Senior Note due 2016 of Lorillard Tobacco Company, incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K (File No. 1-34097) filed on August 4, 2011

4.12	Form of 7.000% Senior Note due 2041 of Lorillard Tobacco Company, incorporated by reference to Exhibit 4.4 to our Current Report on Form 8-K (File No. 1-34097) filed on August 4, 2011

4.13	Form of 2.300% Senior Note due 2017 of Lorillard Tobacco Company, incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K (File No. 1-34097) filed on August 21, 2012

4.14	Form of 3.750% Senior Note due 2023 of Lorillard Tobacco Company, incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K (File No. 1-34097) filed on May 20, 2013

4.15	Form of Guarantee Agreement of Lorillard, Inc. for the 8.125% Senior Notes due 2019 of Lorillard Tobacco Company, incorporated by reference to Exhibit 4.4 to Lorillard, Inc.’s Current Report on Form 8-K (File No, 1-34097) filed on June 23, 2009

4.16	Form of Guarantee Agreement of Lorillard, Inc. for the 6.875% Senior Notes due 2020 of Lorillard Tobacco Company, incorporated by reference to Exhibit 4.5 to our Current Report on Form 8-K (File No. 1-34097) filed on April 12, 2010

4.17	Form of Guarantee Agreement of Lorillard, Inc. for the 8.125% Senior Notes due 2040 of Lorillard Tobacco Company, incorporated by reference to Exhibit 4.6 to our Current Report on Form 8-K (File No. 1-34097) filed on April 12, 2010

4.18	Form of Guarantee Agreement of Lorillard, Inc. for the 3.500% Senior Notes due 2016 of Lorillard Tobacco Company, incorporated by reference to Exhibit 4.5 to our Current Report on Form 8-K (File No. 1-34097) filed on August 4, 2011

4.19	Form of Guarantee Agreement of Lorillard, Inc. for the 7.000% Senior Notes due 2041 of Lorillard Tobacco Company, incorporated by reference to Exhibit 4.6 to our Current Report on Form 8-K (File No. 1-34097) filed on August 4, 2011

4.20	Form of Guarantee Agreement of Lorillard, Inc. for the 2.300% Senior Notes due 2017 of Lorillard Tobacco Company, incorporated by reference to Exhibit 4.4 to our Current Report on Form 8-K (File No. 1-34097) filed on August 21, 2012

4.21	Form of Guarantee Agreement of Lorillard, Inc. for the 3.750% Senior Notes due 2023 of Lorillard Tobacco Company, incorporated by reference to Exhibit 4.4 to our Current Report on Form 8-K (File No. 1-34097) filed on May 20, 2013

10.1	Separation Agreement between Loews Corporation and Lorillard, Inc., Lorillard Tobacco Company, Lorillard Licensing Company, LLC, One Park Media Services, Inc. and Plisa, S.A., incorporated herein by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q (File No. 1-34097) filed on August 7, 2008

10.2	Comprehensive Settlement Agreement and Release with the State of Florida to settle and resolve with finality all present and future economic claims by the State and its subdivisions relating to the use of or exposure to tobacco products, incorporated herein by reference to Exhibit 10 to Loews’s Report on Form 8-K (File No. 1-6541) filed September 5, 1997

10.3	Comprehensive Settlement Agreement and Release with the State of Texas to settle and resolve with finality all present and future economic claims by the State and its subdivisions relating to the use of or exposure to tobacco products, incorporated herein by reference to Exhibit 10 to Loews’s Report on Form 8-K (File No. 1-6541) filed February 3, 1998

10.4	State of Minnesota Settlement Agreement and Stipulation for Entry of Consent Judgment to settle and resolve with finality all claims of the State of Minnesota relating to the subject matter of this action which have been or could have been asserted by the State, incorporated herein by reference to Exhibit 10.1 to Loews’s Report on Form 10-Q for the quarter ended March 31, 1998 (File No. 1-6541) filed May 15, 1998

10.5	State of Minnesota Consent Judgment relating to the settlement of tobacco litigation, incorporated herein by reference to Exhibit 10.2 to Loews’s Report on Form 10-Q for the quarter ended March 31, 1998 (File No. 1-6541) filed May 15, 1998

10.6	State of Minnesota Settlement Agreement and Release relating to the settlement of tobacco litigation, incorporated herein by reference to Exhibit 10.3 to Loews’s Report on Form 10-Q for the quarter ended March 31, 1998 (File No. 1-6541) filed May 15, 1998

10.7	State of Minnesota State Escrow Agreement relating to the settlement of tobacco litigation, incorporated herein by reference to Exhibit 10.6 to Loews’s Report on Form 10-Q for the quarter ended March 31, 1998 (File No. 1-6541) filed May 15, 1998

10.8	Stipulation of Amendment to Settlement Agreement and For Entry of Agreed Order, dated July 2, 1998, regarding the settlement of the State of Mississippi health care cost recovery action, incorporated herein by reference to Exhibit 10.1 to Loews’s Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 1-6541) filed August 14, 2008

10.9	Mississippi Fee Payment Agreement, dated July 2, 1998, regarding the payment of attorneys’ fees, incorporated herein by reference to Exhibit 10.2 to Loews’s Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 1-6541) filed August 14, 2008

10.10	Stipulation of Amendment to Settlement Agreement and For Entry of Consent Decree, dated July 24, 1998, regarding the settlement of the Texas health care cost recovery action, incorporated herein by reference to Exhibit 10.4 to Loews’s Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 1-6541) filed on August 14, 2008

10.11	Texas Fee Payment Agreement, dated July 24, 1998, regarding the payment of attorneys’ fees, incorporated herein by reference to Exhibit 10.5 to Loews’s Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 1-6541) filed on August 14, 2008

10.12	Stipulation of Amendment to Settlement Agreement and For Entry of Consent Decree, dated September 11, 1998, regarding the settlement of the Florida health care cost recovery action, incorporated herein by reference to Exhibit 10.1 to Loews’s Report on Form 10-Q for the quarter ended September 30, 1998 (File No. 1-6541) filed November 17, 2008

10.13	Florida Fee Payment Agreement, dated September 11, 1998, regarding the payment of attorneys’ fees, incorporated herein by reference to Exhibit 10.2 to Loews’s Report on Form 10-Q for the quarter ended September 30, 1998 (File No. 1-6541) filed November 17, 2008

10.14	Master Settlement Agreement with 46 states, the District of Columbia, the Commonwealth of Puerto Rico, Guam, the U.S. Virgin Islands, American Samoa and the Northern Marianas to settle the asserted and unasserted health care cost recovery and certain other claims of those states, incorporated herein by reference to Exhibit 10 to Loews’s Current Report on Form 8-K (File No. 1-6541) filed November 25, 1998

10.15	Form of Assignment and Assumption of Services Agreement, dated as of April 1, 2008, by and between R.J. Reynolds Tobacco Company and R.J. Reynolds Global Products, Inc., with a joinder by Lorillard Tobacco Company, incorporated herein by reference to Exhibit 10.17 to our Amended Registration Statement on Form S-4 (File No. 333-149051) filed on March 26, 2008

10.16	Lorillard, Inc. 2008 Incentive Compensation Plan as amended and restated May 15, 2014, incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 1-34097) filed on May 16, 2014†

10.17	Form of Lorillard, Inc. indemnification agreement for directors and executive officers, incorporated herein by reference to Exhibit 10.19 to our Amended Registration Statement on Form S-4 (File No. 333-149051) filed on May 9, 2008†

10.18	Form of Severance Agreement for named executive officers other than the Chief Executive Officer, incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 1-34097) filed on September 20, 2013†

10.19	Amendment to Supply Agreement for Reconstituted Tobacco, dated October 30, 2008, by and between R.J. Reynolds Tobacco Company and Lorillard Tobacco Company, incorporated herein by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 1-34097) filed on November 4, 2008 #

10.20	Form of Stock Appreciation Rights Award Certificate, incorporated herein by reference to Exhibit 10.7 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 1-34097) filed on November 4, 2008†

10.21	Form of Stock Option Award Certificate, incorporated herein by reference to Exhibit 10.22 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (File No. 1-34097) filed on May 6, 2010†

10.22	Form of Restricted Stock Award Certificate, incorporated herein by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (File No. 1-34097) filed on May 5, 2009†

10.23	Form of Restricted Stock Unit Award Certificate, incorporated herein by reference to Exhibit 10.24 to our Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 1-34097) filed on February 21, 2012†

10.24	Credit Agreement, dated July 10, 2012, among Lorillard Tobacco Company, as borrower, Lorillard, Inc., as parent guarantor, the lenders referred to therein, and JPMorgan Chase Bank, N.A., as Administrative Agent, incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 1-34097) filed on July 10, 2012

10.25	Consulting Agreement between Lorillard, Inc. and Martin L. Orlowsky, dated August 12, 2010, incorporated herein by reference to Exhibit 10.2 to our Current Report on Form 8-K (File No. 1-34097) filed on August 12, 2010†

10.26	Offer Letter between Lorillard, Inc. and Murray S. Kessler, dated August 12, 2010, incorporated herein by reference to Exhibit 10.3 to our Current Report on Form 8-K (File No. 1-34097) filed on August 12, 2010†

10.27	Severance Agreement between Lorillard, Inc. and Murray S. Kessler, dated October 11, 2010, incorporated herein by reference to Exhibit 10.26 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 (File No. 1-34087) filed on October 27, 2010†

10.28	Form of Severance Agreement for Named Executive Officers other than Chief Executive Officer, incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 1-34087) filed on September 20, 2013†

10.29	Asset Purchase Agreement, dated April 24, 2012, among, Lorillard Holding Company, Inc., formerly known as LRDHC, Inc., and BLEC, LLC, Intermark Brands, LLC and QSN Technologies, LLC, incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (File No. 1-34097) filed on April 27, 2012 ‡

11.10	Statement regarding computation of earnings per share. (See Note 14, “Earnings Per Share,” to the Consolidated Condensed Financial Statements.)*

31.1	Certification by the Chief Executive Officer of Lorillard, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a)*

31.2	Certification by the Chief Financial Officer of Lorillard, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a)*

32.1	Certification by the Chief Executive Officer and Chief Financial Officer of Lorillard, Inc. pursuant to 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002)*

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

*	Filed herewith.
**	Pursuant to applicable securities laws and regulations, the Company is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Company has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fails to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.
#	Confidential treatment has been granted for certain portions of this exhibit pursuant to an order under the Exchange Act of 1934, as amended, which portions have been omitted and filed separately with the Securities and Exchange Commission.
†	Management or compensatory plan or arrangement required to be filed pursuant to Item 601(b)(10) of Regulation S-K.
‡	Schedules and exhibits to Exhibit 2.1, the Asset Purchase Agreement, have been omitted pursuant to Item 601 (b)(2) of Regulation S-K. The Registrant hereby undertakes to furnish supplemental copies of any omitted schedules upon request by the Securities and Exchange Commission

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 30, 2014

LORILLARD, INC.

By:	/s/ Murray S. Kessler
	Name:	Murray S. Kessler
	Title:	Chairman, President and
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ David H. Taylor
	Name:	David H. Taylor
	Title:	Executive Vice President, Finance and
Planning and Chief Financial Officer (Principal Financial Officer)