Form 10-Q
period 2014-09-30
LORILLARD, INC.
filed 2014-10-23
CIK 1424847

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

Class	Outstanding at October 21, 2014
Common stock, $0.01 par value	360,020,455 shares

INTRODUCTORY NOTE

On July 15, 2014, Lorillard, Inc. announced that it had entered into a merger agreement with Reynolds American Inc. (“RAI”) and a wholly owned subsidiary of RAI. Unless stated otherwise, all forward-looking information contained in this report does not take into account or give any effect to the impact of the proposed merger. For additional details regarding the proposed merger, see Note 21 to our consolidated condensed financial statements, “Merger Agreement,” contained in Part I, Item 1, of this report, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Part I, Item 2, of this report and “Risk Factors” contained in Part II, Item 1A, of this report.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

LORILLARD, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(UNAUDITED)

(In millions, except share and per share data)	September 30, 2014	December 31, 2013
Assets:
Cash and cash equivalents	$916	$1,454
Short-term investments	308	157
Accounts receivable, less allowances of $2 and $3	16	19
Other receivables	39	29
Inventories	454	499
Deferred income taxes	552	555
Other current assets	107	23

Total current assets	2,392	2,736
Plant and equipment, net	311	316
Long-term investments	185	93
Goodwill	101	102
Intangible assets	69	87
Deferred income taxes	59	51
Other assets	158	151

Total assets	$3,275	$3,536

Liabilities and Shareholders’ Deficit:
Accounts and drafts payable	$38	$42
Accrued liabilities	359	377
Settlement costs	1,073	1,224
Income taxes	4	8

Total current liabilities	1,474	1,651
Long-term debt	3,557	3,560
Postretirement pension, medical and life insurance benefits	310	305
Other liabilities	89	84

Total liabilities	5,430	5,600

Commitments and Contingent Liabilities
Shareholders’ Deficit:
Preferred stock, $0.01 par value, authorized 10 million shares	—	—
Common stock:
Authorized—600 million shares; par value—$0.01 per share
Issued—383 million and 382 million shares (outstanding 360 million and 365 million shares)	4	4
Additional paid-in capital	280	256
Accumulated deficit	(1,245)	(1,438)
Accumulated other comprehensive loss	(124)	(130)
Treasury stock at cost, 23 million and 17 million shares	(1,070)	(756)

Total shareholders’ deficit	(2,155)	(2,064)

Total liabilities and shareholders’ deficit	$3,275	$3,536

See Notes to Consolidated Condensed Financial Statements

LORILLARD, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2014	2013	2014	2013
Net sales (including excise taxes of $507, $517, $1,453 and $1,488, respectively)	$1,831	$1,827	$5,222	$5,208
Cost of sales (including excise taxes of $507, $517, $1,453 and $1,488, respectively)	1,120	1,158	3,210	3,148

Gross profit	711	669	2,012	2,060
Selling, general and administrative	194	211	491	501

Operating income	517	458	1,521	1,559
Investment income	—	—	6	2
Interest expense	(45)	(45)	(135)	(128)

Income before income taxes	472	413	1,392	1,433
Income taxes	183	155	532	535

Net income	$289	$258	$860	$898

Earnings per share:
Basic	$0.80	$0.69	$2.38	$2.39
Diluted	$0.80	$0.69	$2.37	$2.38

Weighted average number of shares outstanding:
Basic	359.06	371.01	360.49	375.13
Diluted	359.68	371.77	361.11	375.93

Dividends declared per share	$0.62	$0.55	$1.85	$1.65

See Notes to Consolidated Condensed Financial Statements

LORILLARD, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2014	2013	2014	2013

Net income	$289	$258	$860	$898

Other comprehensive income, net of tax:
Defined benefit retirement plan gains (losses), net of tax expense (benefit) of $2, $2, $5 and $2	2	4	6	3
Foreign currency translation adjustments, net of tax expense (benefit) of $(1), $— , $— and $—	(2)	—	—	—

Comprehensive income	$289	$262	$866	$901

See Notes to Consolidated Condensed Financial Statements

LORILLARD, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(UNAUDITED)

	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Treasury Shares	Total Shareholders’ Deficit
(In millions, except per share data)

Balance, January 1, 2013	$5	$298	$2,351	$(241)	$(4,190)	$(1,777)

Net income			898			898
Other comprehensive income, net of tax expense of $2				3		3
Dividends paid ($1.65 per share)			(621)			(621)
Retirement of treasury shares	(1)	(82)	(4,146)		4,229	—
Shares repurchased					(568)	(568)
Share-based compensation		16				16
Excess tax benefit on share-based compensation		7				7

Balance, September 30, 2013	$4	$239	$(1,518)	$(238)	$(529)	$(2,042)

Balance, January 1, 2014	$4	$256	$(1,438)	$(130)	$(756)	$(2,064)

Net income			860			860
Other comprehensive income, net of tax expense of $5				6		6
Dividends paid ($1.85 per share)			(667)			(667)
Shares repurchased					(314)	(314)
Share-based compensation		16				16
Excess tax benefit on share-based compensation		8				8

Balance, September 30, 2014	$4	$280	$(1,245)	$(124)	$(1,070)	$(2,155)

See Notes to Consolidated Condensed Financial Statements

LORILLARD, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30
	2014	2013
(In millions)
Cash flows from operating activities:
Net income	$860	$898
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	56	33
Pension and other postretirement benefits contributions	(9)	(41)
Pension and other postretirement benefits expense	13	27
Deferred income taxes	(10)	(3)
Share-based compensation	14	14
Excess tax benefits from share-based payment arrangements	(8)	(7)
Changes in fair value of contingent earn out liability	(4)	—
Changes in operating assets and liabilities:
Accounts and other receivables	(7)	(50)
Inventories	45	(54)
Accounts payable and accrued liabilities	(22)	69
Settlement costs	(151)	(85)
Income taxes	(76)	(79)
Other current assets	6	8
Other assets	3	5

Net cash provided by operating activities	710	735

Cash flows from investing activities:
Purchase of investments	(585)	(236)
Additions to plant and equipment	(34)	(48)
Sales, maturities and calls of investments	342	3

Net cash used in investing activities	(277)	(281)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	500
Dividends paid	(667)	(621)
Shares repurchased	(314)	(568)
Debt issuance costs	—	(4)
Proceeds from exercise of stock options	2	2
Excess tax benefits from share-based payment arrangements	8	7

Net cash used in financing activities	(971)	(684)

Change in cash and cash equivalents	(538)	(230)
Cash and cash equivalents, beginning of year	1,454	1,720

Cash and cash equivalents, end of period	$916	$1,490

Cash paid for income taxes	$618	$619
Cash paid for interest, net of cash received from interest rate swaps of $18 and $18	$104	$95

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

Basis of Presentation. The accompanying unaudited consolidated condensed financial statements reflect all adjustments necessary to present fairly the financial position as of September 30, 2014 and December 31, 2013 and the consolidated income and comprehensive income for the three and nine months ended September 30, 2014 and 2013 and the shareholders’ deficit and cash flows for the nine months ended September 30, 2014 and 2013.

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

Accounting Pronouncements not yet adopted. In May 2014, the FASB issued ASU 2014-09 “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09, which was a joint project of the FASB and IASB, clarifies the principles for recognizing revenue and provides a common revenue standard under U.S. GAAP and International Financial Reporting Standards that removes inconsistencies and weaknesses in existing revenue requirements; provides a more robust framework for addressing revenue issues; improves comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets; provides more useful information to users of financial statements through improved disclosure requirements; and simplifies the preparation of financial statements by reducing the number of requirements to which an entity must refer. The guidance in this proposed update affects any entity that enters into contracts with customers unless those contracts are in the scope of other standards (for example, insurance contracts or lease contracts). The core principle of this update is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity applies the following steps: identify the contract(s) with a customer; identify the separate performance obligations in the contract; determine the transaction price; allocate the transaction price to the separate performance obligations in the contract; and recognize revenue when (or as) the entity satisfies a performance obligation. The amendments in this update are effective for annual reporting periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. We have not yet determined the potential effects on Lorillard’s financial position or results of operations, if any.

In August 2014, the FASB issued ASU 2014-15 “Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” ASU 2014-15 requires an entity’s management to evaluate whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. Management’s evaluation should be based on relevant conditions and events that are known at the date that the financial statements are issued. This update is effective for annual periods beginning after December 15, 2016. Early application is permitted. We have not yet determined the potential effects on Lorillard’s financial position or results of operations, if any.

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

The results of operations of blu eCigs are included in our consolidated financial statements beginning as of April 24, 2012. Lorillard’s consolidated revenues include $118 million and $177 million of sales of blu eCigs during the nine months ended September 30, 2014 and 2013, respectively. blu eCigs had operating (loss) income of $(12) million and $9 million during the nine months ended September 30, 2014 and 2013, respectively.

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

The results of operations of blu (U.K.) are included in our consolidated financial statements beginning as of October 1, 2013. Lorillard’s consolidated revenues include $8 million of sales of blu (U.K.) during the nine months ended September 30, 2014. blu (U.K.) had an operating loss of $36 million during the nine months ended September 30, 2014.

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

Cigarette inventories (including leaf tobacco, manufactured stock and materials and supplies) are valued at the lower of cost, determined on a last-in, first-out (“LIFO”) basis, or market. Electronic cigarette inventories of $66 million and $85 million included in manufactured stock as of September 30, 2014 and December 31, 2013, respectively, are valued at the lower of cost, determined on a first-in, first-out (“FIFO”) basis, or market. Inventories consisted of the following:

	September 30, 2014	December 31, 2013
	(In millions)
Leaf tobacco	$320	$349
Manufactured stock	128	143
Material and supplies	6	7

	$454	$499

If the average cost method of accounting was used for inventories valued on a LIFO basis, inventories would be greater by approximately $283 million and $264 million at September 30, 2014 and December 31, 2013, respectively.

4.	Other Current Assets

Other current assets were as follows:

	September 30, 2014	December 31, 2013
	(In millions)
Prepaid income taxes	$89	$—
Appeal bonds	8	7
Other current assets	10	16

Total	$107	$23

5.	Plant and Equipment, Net

Plant and equipment is stated at historical cost and consisted of the following:

	September 30, 2014	December 31, 2013
	(In millions)
Land	$3	$3
Buildings	106	104
Equipment	695	684

Total	804	791
Accumulated depreciation	(493)	(475)

Plant and equipment, net	$311	$316

Depreciation expense was $39 million, and $33 million for the nine months ended September 30, 2014 and 2013, respectively.

6.	Goodwill and Intangible Assets

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

There were no changes in blu eCigs goodwill during the nine months ended September 30, 2014.

On October 1, 2013, Lorillard completed the acquisition of certain assets and operations of SKYCIG, now trading as blu (U.K.). For additional information, see Note 2, “Acquisitions.” The purchase price allocation includes $38 million of goodwill and $35 million of intangible assets, $33 million of which is the fair value ascribed to the SKYCIG trademark and trade name. The fair value ascribed to the SKYCIG trademark and trade name in connection with the acquisition is being amortized over an estimated life of 18 months, beginning October 1, 2013, after which amortization charges related to the trademark and trade name will cease.

We evaluated our goodwill recorded as part of the blu (U.K.) reporting unit for impairment as of September 1, 2014. Based on the results of our impairment analysis, no impairment of the blu (U.K.) goodwill was determined to exist.

All goodwill and intangible assets have been recorded as a part of our blu eCigs and blu (U.K.) reporting units, both of which are components of our Electronic Cigarettes reporting segment.

There were no changes in blu (U.K.) goodwill during the nine months ended September 30, 2014, other than the impact of foreign currency translation.

Intangible Assets

	Weighted Average Amortization Period	Cost	Foreign Currency Translation	Accumulated Amortization	September 30, 2014 Net Carrying Amount
(In millions)
Amortizable intangible assets:
blu eCigs Non-compete Agreement and Technology	5 years	$1	$—	$1	$—
SKYCIG Non-compete Agreement and Customer List	5 years	2	—	—	2
SKYCIG trademark and trade name	18 months	33	(1)	22	10

Amortizable intangible assets, net					12
Indefinite-lived intangible assets:
blu eCigs trademark and trade name					57

Intangible assets, net					$69

Intangible assets are amortized using the straight-line method. The aggregate amortization expense for the nine months ended September 30, 2014 was $17 million. The aggregate amortization expense for the remainder of 2014 and 2015 is estimated to be approximately $5 million and $6 million, respectively.

7.	Other Assets

Other assets were as follows:

	September 30, 2014	December 31, 2013
	(In millions)
Debt issuance costs	$23	$26
Interest rate swaps	57	60
Prepaid pension	69	55
Other prepaid assets	9	10

Total	$158	$151

8.	Accrued Liabilities

Accrued liabilities were as follows:

	September 30, 2014	December 31, 2013
	(In millions)
Legal fees	$50	$29
Salaries and other compensation	25	20
Medical and other employee benefit plans	31	30
Consumer rebates	76	78
Sales promotion	26	29
Excise and other taxes	32	57
Accrued interest	60	34
Litigation related accruals	22	42
Other accrued liabilities	37	58

Total	$359	$377

9.	Commitments

At September 30, 2014, Lorillard Tobacco had contractual obligations to purchase leaf tobacco of approximately $101 million and to purchase machinery of approximately $51 million between October 1, 2014 and September 30, 2015.

At September 30, 2014, blu eCigs had contractual purchase obligations of approximately $17 million. These purchase obligations related primarily to agreements to purchase inventory between October 1, 2014 and September 30, 2015.

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

Assets and liabilities measured at fair value on a recurring basis as of September 30, 2014, were as follows:

(In millions)	Level 1	Level 2	Level 3	Total
Cash and Cash Equivalents:
Prime money market funds	$916	$—	$—	$916

Total cash and cash equivalents	$916	$—	$—	$916

Short-term investments:
Corporate debt securities	$—	$192	$—	$192
U.S. Government agency obligations	—	46	—	46
Commercial paper	—	35	—	35
International government obligations	—	35	—	35

Total short-term investments	$—	$308	$—	$308

Long-term investments:
Corporate debt securities	$—	$123	$—	$123
U.S. Government agency obligations	—	62	—	62

Total long-term investments	$—	$185	$—	$185

Derivative Asset:
Interest rate swaps – fixed to floating rate	$—	$57	$—	$57

Other liabilities:
SKYCIG earn out liability	$—	$—	$21	$21

Assets and liabilities measured at fair value on a recurring basis at December 31, 2013 were as follows:

(In millions)	Level 1	Level 2	Level 3	Total
Cash and Cash Equivalents:
Prime money market funds	$1,454	$—	$—	$1,454

Total cash and cash equivalents	$1,454	$—	$—	$1,454

Short-term investments:
Corporate debt securities	$—	$63	$—	$63
U.S. Government agency obligations	—	59	—	59
Commercial paper	—	22	—	22
International government obligations	—	13	—	13

Total short-term investments	$—	$157	$—	$157

Long-term investments:
Corporate debt securities	$—	$86	$—	$86
U.S. Government agency obligations	—	7	—	7

Total long-term investments	$—	$93	$—	$93

Derivative Asset:
Interest rate swaps — fixed to floating rate	$—	$60	$—	$60

Other liabilities:
SKYCIG earn out liability	$—	$—	$25	$25

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

There were no transfers between levels within the fair value hierarchy. There were no Level 3 purchases, sales, issuances or settlements of these assets and liabilities for the nine months ended September 30, 2014 or the nine months ended September 30, 2013.

Proceeds from sales, maturities and calls of available for sale securities were $342 million and $3 million for the nine months ended September 30, 2014 and 2013, respectively. For the nine months ended September 30, 2014 and 2013, realized gains and losses on sales, maturities and calls of available for sale securities were not material.

The fair value of the SKYCIG earn out liability (the “Earn Out”), classified as Level 3 was determined utilizing a discounted cash flows approach using various probability-weighted SKYCIG 2015 financial performance scenarios, upon which the ultimate earn out liability to be paid in 2016 will be based. Significant unobservable inputs used in calculating the fair value of the Earn Out include various SKYCIG financial performance scenarios, the probability of achieving those scenarios, and the discount rate. Based upon this calculation, the fair value of the Earn Out was determined to be £15 million, approximately $25 million, as of the date of the acquisition (October 1, 2013). The amount of the Earn Out that will be ultimately paid in 2016 could range from £0 to £30 million (approximately $0 to $49 million at September 30, 2014 exchange rates). We reviewed the fair value of the Earn Out as of September 30, 2014. Based on the results of our analysis, during the three months ended September 30, 2014 we reduced the Earn Out to approximately £13 million (approximately $21 million at September 30, 2014 exchange rates). Changes in the fair value of the Earn Out are recorded as a component of selling, general and administrative expenses of the Electronic Cigarettes segment. See Note 2, “Acquisitions” for additional information related to the acquisition of SKYCIG.

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

As of September 30, 2014, Lorillard was in compliance with all financial covenants and there were no borrowings under the Revolver.

12.	Long-Term Debt

Long-term debt consisted of the following:

	September 30, 2014	December 31, 2013
	(In millions)
2016 Notes - 3.500% Notes due 2016	$500	$500
2017 Notes - 2.300% Notes due 2017	500	500
2019 Notes - 8.125% Notes due 2019	807	810
2020 Notes - 6.875% Notes due 2020	750	750
2023 Notes - 3.750% Notes due 2023	500	500
2040 Notes - 8.125% Notes due 2040	250	250
2041 Notes - 7.000% Notes due 2041	250	250

Total long-term debt	$3,557	$3,560

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

The interest rate payable on the 2019 Notes is subject to incremental increases from 0.25% to 2.00% in the event either Moody’s Investors Services, Inc. (“Moody’s”), Standard & Poor’s Ratings Services (“S&P”) or both Moody’s and S&P downgrade the 2019 Notes below investment grade (Baa3 and BBB- for Moody’s and S&P, respectively). As of September 30, 2014 our debt ratings were Baa2 and BBB- with Moody’s and S&P, respectively, both of which are investment grade.

Upon the occurrence of a change of control triggering event, Lorillard Tobacco would be required to make an offer to repurchase the Notes at a price equal to 101% of the aggregate principal amount of the Notes, plus accrued interest. A “change of control triggering event” occurs when there is both a “change of control” (as defined in the Supplemental Indentures) and the Notes cease to be rated investment grade by both Moody’s and S&P within 60 days of the occurrence of a change of control or public announcement of the intention to effect a change of control. The Notes are not entitled to any sinking fund and are not redeemable prior to maturity. The Notes contain covenants that restrict liens and sale and leaseback transactions, subject to a limited exception. At September 30, 2014 and December 31, 2013, the carrying value of the Notes was $3.557 billion and $3.560 billion, respectively, and the estimated fair value was $3.969 billion and $3.872 billion, respectively. The fair value of the Notes, classified as Level 1, utilized quoted prices in active markets.

13.	Derivative Instruments

In September 2009, Lorillard Tobacco entered into interest rate swap agreements, which the Company guaranteed, with a total notional amount of $750 million to modify its exposure to interest rate risk by effectively converting the interest rate payable on the 2019 Notes from a fixed rate to a floating rate. Under the agreements, Lorillard Tobacco receives interest based on a fixed rate of 8.125% and pays interest based on a floating one-month LIBOR rate plus a spread of 4.625%. The variable rates were 4.782% and 4.793% as of September 30, 2014 and December 31, 2013, respectively. The agreements expire in June 2019. The interest rate swap agreements qualify for hedge accounting and were designated as fair value hedges. Under the swap agreements, Lorillard Tobacco receives a fixed rate settlement and pays a variable rate settlement with the difference recorded in interest expense. That difference reduced interest expense by $6 million and $18 million for the three and nine months ended September 30, 2014 and 2013, respectively.

For derivatives designated as fair value hedges, which relate entirely to hedges of long-term debt, changes in the fair value of the derivatives are recorded in other assets or other liabilities with an offsetting adjustment to the carrying amount of the hedged debt. At September 30, 2014 and December 31, 2013, the adjusted carrying amounts of the hedged debt were $807 million and $810 million, respectively, and the amounts included in other assets were $57 million and $60 million, respectively.

If our debt rating is downgraded below Ba2 by Moody’s or BB by S&P, the swap agreements will terminate and we will be required to settle them in cash before their expiration date. As of September 30, 2014, our debt ratings were Baa2 and BBB- with Moody’s and S&P, respectively, both of which are above the ratings at which settlement of our derivative contracts would be required.

14.	Earnings Per Share

Basic and diluted earnings per share (“EPS”) were calculated using the following:

	Three Months Ended September 30,		Nine months Ended September 30,
	2014	2013	2014	2013
	(In millions)
Numerator:
Net income, as reported	$289	$258	$860	$898
Less: Net income attributable to participating securities	(1)	(1)	(2)	(2)

Net income available to common shareholders	$288	$257	$858	$896

Denominator:

Basic EPS- weighted average shares	359.06	371.01	360.49	375.13
Effect of dilutive securities:
Stock Options and SARS	0.62	0.76	0.62	0.80

Diluted EPS- adjusted weighted average shares and assumed conversions	359.68	371.77	361.11	375.93

Earnings Per Share:
Basic	$0.80	$0.69	$2.38	$2.39
Diluted	$0.80	$0.69	$2.37	$2.38

No options to purchase shares of common stock were excluded from the diluted earnings per share calculation because their effect would be anti-dilutive for the three and nine months ended September 30, 2014 or 2013.

15.	Retirement Plans

Lorillard has defined benefit pension, postretirement benefits, profit sharing and savings plans for eligible employees.

Net periodic benefit cost components were as follows:

	Three Months Ended September 30,		Nine months Ended September 30,
Pension Benefits	2014	2013	2014	2013
	(In millions)
Service cost	$6	$7	$18	$20
Interest cost	14	13	41	38
Expected return on plan assets	(22)	(21)	(66)	(62)
Amortization of net loss	2	5	7	16
Amortization of prior service cost	1	1	3	3

Net periodic benefit cost	$1	$5	$3	$15

	Three Months Ended September 30,		Nine months Ended September 30,
Other Postretirement Benefits	2014	2013	2014	2013
	(In millions)
Service cost	$1	$2	$4	$5
Interest cost	2	2	7	7

Net periodic benefit cost	$3	$4	$11	$12

Lorillard expects to contribute $1 million to its pension plans and $13 million to its other postretirement benefit plans in 2014, of which $9 million had been contributed to the postretirement benefit plans as of September 30, 2014.

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

As of June 4, 2014, the Company completed its $1 billion share repurchase program that was announced in March 2013 and amended in May 2013, after repurchasing an additional 2.7 million shares during the second quarter of 2014 for $156 million at an average purchase price of $58.72. The Company repurchased a total of 21.1 million shares at an average price of $47.48 per share under this program. In connection with entering into the Merger Agreement (see Note 21, “Merger Agreement”), Lorillard suspended future share repurchases.

As of September 30, 2014, total shares repurchased under share repurchase programs authorized by the Board since the separation from Loews in 2008 were as follows:

Program	Amount Authorized	Number of Shares Repurchased
	(In millions)	(In millions)
July 2008 – October 2008	$400	17.6
May 2009 – July 2009	250	11.0
July 2009 – January 2010	750	29.3
February 2010 – May 2010	250	9.8
August 2010 * – August 2011	1,400	45.1
August 2011 – February 2012	750	20.1
August 2012 – January 2013	500	12.7
March 2013 **– June 2014	1,000	21.1

Total	$5,300	166.7

*	As amended on May 19, 2011
**	As amended on May 21, 2013

17.	Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss during the nine months ended September 30, 2014 consisted of the following:

	Defined Benefit Pension and Post-Retirement Plan Items	Foreign Currency	Total
	(In millions)
Beginning balance, January 1, 2014	$131	$(1)	$130
Pension and post-retirement plan actuarial gains and prior service cost, net of tax expense of $5	(6)	—	(6)

Ending balance, September 30, 2014	$125	$(1)	$124

Reclassifications out of accumulated other comprehensive loss during the nine months ended September 30, 2014 were as follows:

	Amount Reclassified from Accumulated Other Comprehensive Loss	Affected Line Item in the Consolidated Statements of Income
	(In millions)
Amortization of defined benefit pension items:
Prior service costs	$(3)	(A)
Actuarial loss	(6)	(A)

	(9)	Total before tax
	3	Income tax benefit

Total reclassifications for the period	$(6)	Net of tax

(A)	These accumulated comprehensive loss components are included in the computation of net periodic pension cost (see Note 15, “Retirement Plans,” for additional details), which is included in cost of sales and selling, general and administrative expenses.

Changes in accumulated other comprehensive loss during the nine months ended September 30, 2013 consisted of the following:

Defined Benefit Pension and Post-Retirement Plan Items
Beginning balance, January 1, 2013	$241
Pension and post-retirement plan actuarial gains and prior service cost	(3)

Ending balance, September 30, 2013	$238

Reclassifications out of accumulated other comprehensive loss during the nine months ended September 30, 2013 were as follows:

	Amount Reclassified from Accumulated Other Comprehensive Loss	Affected Line Item in the Consolidated Statements of Income
	(In millions)
Amortization of defined benefit pension items:
Prior service costs	$(3)	(A)
Actuarial loss	(16)	(A)

	(19)	Total before tax
	7	Income tax benefit

Total reclassifications for the period	$(12)	Net of tax

(A)	These accumulated comprehensive loss components are included in the computation of net periodic pension cost (see Note 15, “Retirement Plans,” for additional details), which is included in cost of sales and selling, general and administrative expenses.

18.	Segment Information

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

	For the Three Months Ended September 30, 2014
	Cigarettes	Electronic Cigarettes	Consolidating Adjustments	Total Lorillard
(In millions)
Net sales	$1,793	$38	$—	$1,831
Cost of sales	1,094	26	—	1,120

Gross profit	699	12	—	711
Selling, general and administrative	168	26	—	194

Operating income (loss)	$531	$(14)	$—	$517

Depreciation and amortization	$13	$6	$—	$19
Capital expenditures	$12	$—	$—	$12

	As of or For the Nine months Ended September 30, 2014
	Cigarettes	Electronic Cigarettes	Consolidating Adjustments	Total Lorillard
(In millions)
Net sales	$5,096	$126	$—	$5,222
Cost of sales	3,120	90	—	3,210

Gross profit	1,976	36	—	2,012
Selling, general and administrative	407	84	—	491

Operating income (loss)	$1,569	$(48)	$—	$1,521

Depreciation and amortization	$39	$17	$—	$56
Total assets	$3,070	$330	$(125)	$3,275
Capital expenditures	$32	$2	$—	$34

	For the Three Months Ended September 30, 2013
	Cigarettes	Electronic Cigarettes	Consolidating Adjustments	Total Lorillard
(In millions)
Net sales	$1,764	$63	$—	$1,827
Cost of sales	1,110	48	—	1,158

Gross profit	654	15	—	669
Selling, general and administrative	196	15	—	211

Operating income	$458	$—	$—	$458

Depreciation and amortization	$10	$—	$—	$10
Capital expenditures	$14	$—	$—	$14

	As of or For the Nine months Ended September 30, 2013
	Cigarettes	Electronic Cigarettes	Consolidating Adjustments	Total Lorillard
(In millions)
Net sales	$5,031	$177	$—	$5,208
Cost of sales	3,025	123	—	3,148

Gross profit	2,006	54	—	2,060
Selling, general and administrative	456	45	—	501

Operating income	$1,550	$9	$—	$1,559

Depreciation and amortization	$33	$—	$—	$33
Total assets	$3,383	$297	$(125)	$3,555
Capital expenditures	$47	$1	$—	$48

19.	Consolidating Financial Information

In June 2009, April 2010, August 2011, August 2012 and May 2013, Lorillard Tobacco, as primary obligor, issued the Notes, which are unconditionally guaranteed in full by the Company for the payment and performance of Lorillard Tobacco’s obligation in connection therewith (see Note 12 for a description of the Notes).

The following sets forth the condensed consolidating balance sheets as of September 30, 2014 and December 31, 2013, condensed consolidating statements of income for the three and nine months ended September 30, 2014 and 2013, condensed consolidating statements of comprehensive income for the three and nine months ended September 30, 2014 and 2013, and condensed consolidating statements of cash flows for the nine months ended September 30, 2014 and 2013 for the Company as parent guarantor (herein referred to as “Parent”), Lorillard Tobacco (herein referred to as “Issuer”) and all other non-guarantor subsidiaries of the Company and Lorillard Tobacco. These condensed consolidating financial statements were prepared in accordance with Rule 3-10 of SEC Regulation S-X, “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered.” Lorillard accounts for investments in these subsidiaries under the equity method of accounting.

Condensed Consolidating Balance Sheets

September 30, 2014

(In millions)

	Parent	Issuer	Non-guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Assets:
Cash and cash equivalents	$12	$536	$368	$—	$916
Short term investments	—	308	—	—	308
Accounts receivable, less allowances of $2	—	9	7	—	16
Other receivables (1)	1	35	100	(97)	39
Inventories	—	388	66	—	454
Deferred income taxes	—	548	4	—	552
Other current assets	1	97	9	—	107

Total current assets	14	1,921	554	(97)	2,392
Investment in subsidiaries	—	386	—	(386)	—
Plant and equipment, net	—	308	3	—	311
Long term investments	—	185	—	—	185
Goodwill	—	—	101	—	101
Intangible assets	—	—	69	—	69
Deferred income taxes	—	48	11	—	59
Other assets	125	158	—	(125)	158

Total assets	$139	$3,006	$738	$(608)	$3,275

Liabilities and Shareholders’ Equity (Deficit):
Accounts and drafts payable	$—	$33	$5	$—	$38
Accrued liabilities (1)	—	441	15	(97)	359
Settlement costs	—	1,073	—	—	1,073
Income taxes	1	—	3	—	4

Total current liabilities	1	1,547	23	(97)	1,474
Long-term debt	—	3,557	—	—	3,557
Investment in subsidiaries	2,293	—	—	(2,293)	—
Postretirement pension, medical and life insurance benefits	—	310	—	—	310
Other liabilities	—	51	163	(125)	89

Total liabilities	2,294	5,465	186	(2,515)	5,430

Shareholders’ Equity (Deficit):
Common stock	4	—	—	—	4
Additional paid-in capital	280	153	205	(358)	280
Retained earnings/accumulated (deficit)	(1,245)	(2,487)	347	2,140	(1,245)
Accumulated other comprehensive income (loss)	(124)	(125)	—	125	(124)
Treasury stock	(1,070)	—	—	—	(1,070)

Total shareholders’ equity (deficit)	(2,155)	(2,459)	552	1,907	(2,155)

Total liabilities and shareholders’ equity (deficit)	$139	$3,006	$738	$(608)	$3,275

(1)	Includes intercompany royalties between Issuer and Non-guarantor Subsidiaries of a corresponding amount.

Condensed Consolidating Balance Sheets

December 31, 2013

(In millions)

	Parent	Issuer	Non- guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Assets:
Cash and cash equivalents	$341	$1,002	$111	$—	$1,454
Short term investments	—	157	—	—	157
Accounts receivable, less allowances of $3	—	8	11	—	19
Other receivables (1)	—	24	93	(88)	29
Inventories	—	412	87	—	499
Deferred income taxes	—	549	6	—	555
Other current assets	—	19	4	—	23

Total current assets	341	2,171	312	(88)	2,736
Investment in subsidiaries	—	148	—	(148)	—
Plant and equipment, net	—	315	1	—	316
Long term investments	—	93	—	—	93
Goodwill	—	—	102	—	102
Intangible assets	—	—	87	—	87
Deferred income taxes	—	48	3	—	51
Other assets	125	151	—	(125)	151

Total assets	$466	$2,926	$505	$(361)	$3,536

Liabilities and Shareholders’ Equity (Deficit):
Accounts and drafts payable	$—	$37	$5	$—	$42
Accrued liabilities (1)	13	434	14	(84)	377
Settlement costs	—	1,224	—	—	1,224
Income taxes	1	11	—	(4)	8

Total current liabilities	14	1,706	19	(88)	1,651
Long-term debt	—	3,560	—	—	3,560
Investment in subsidiaries	2,516	—	—	(2,516)	—
Postretirement pension, medical and life insurance benefits	—	305	—	—	305
Other liabilities	—	44	165	(125)	84

Total liabilities	2,530	5,615	184	(2,729)	5,600

Shareholders’ Equity (Deficit):
Common stock	4	—	—	—	4
Additional paid-in capital	256	130	177	(307)	256
Retained earnings/accumulated (deficit)	(1,438)	(2,688)	143	2,545	(1,438)
Accumulated other comprehensive income (loss)	(130)	(131)	1	130	(130)
Treasury stock	(756)	—	—	—	(756)

Total shareholders’ equity (deficit)	(2,064)	(2,689)	321	2,368	(2,064)

Total liabilities and shareholders’ equity (deficit)	$466	$2,926	$505	$(361)	$3,536

(1)	Includes intercompany royalties between Issuer and Non-guarantor Subsidiaries of a corresponding amount.

Condensed Consolidating Statements of Income

For the Three Months Ended September 30, 2014

(In millions)

	Parent	Issuer	Non- guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net sales (including excise taxes of $507) (1)	$—	$1,793	$330	$(292)	$1,831
Cost of sales (including excise taxes of $507)	—	1,094	26	—	1,120

Gross profit	—	699	304	(292)	711
Selling, general and administrative (1)	—	459	27	(292)	194

Operating income	—	240	277	—	517
Investment income	—	—	—	—	—
Interest income (expense)	1	(45)	(1)	—	(45)

Income before income taxes	1	195	276	—	472
Income taxes	—	78	105	—	183
Equity in earnings of subsidiaries	288	182	—	(470)	—

Net income	$289	$299	$171	$(470)	$289

(1)	Includes intercompany royalties between Issuer and Non-guarantor Subsidiaries of a corresponding amount.

Condensed Consolidating Statements of Income

For the Nine months Ended September 30, 2014

(In millions)

	Parent	Issuer	Non- guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net sales (including excise taxes of $1,453) (1)	$—	$5,096	$957	$(831)	$5,222
Cost of sales (including excise taxes of $1,453)	—	3,120	90	—	3,210

Gross profit	—	1,976	867	(831)	2,012
Selling, general and administrative (1)	2	1,235	85	(831)	491

Operating income (loss)	(2)	741	782	—	1,521
Investment income	—	6	—	—	6
Interest income (expense)	4	(134)	(5)	—	(135)

Income before income taxes	2	613	777	—	1,392
Income taxes	1	233	298	—	532
Equity in earnings of subsidiaries	859	517	—	(1,376)	—

Net income	$860	$897	$479	$(1,376)	$860

(1)	Includes intercompany royalties between Issuer and Non-guarantor Subsidiaries of a corresponding amount.

Condensed Consolidating Statements of Income

For the Three Months Ended September 30, 2013

(In millions)

	Parent	Issuer	Non- guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net sales (including excise taxes of $517) (1)	$—	$1,764	$352	$(289)	$1,827
Cost of sales (including excise taxes of $517)	—	1,110	48	—	1,158

Gross profit	—	654	304	(289)	669
Selling, general and administrative (1)	1	484	15	(289)	211

Operating income (loss)	(1)	170	289	—	458
Investment income	—	—	—	—	—
Interest income (expense)	1	(45)	(1)	—	(45)

Income before income taxes	—	125	288	—	413
Income taxes	2	48	105	—	155
Equity in earnings of subsidiaries	260	182	—	(442)	—

Net income	$258	$259	$183	$(442)	$258

(1)	Includes intercompany royalties between Issuer and Non-guarantor Subsidiaries of a corresponding amount.

Condensed Consolidating Statements of Income

For the Nine months Ended September 30, 2013

(In millions)

	Parent	Issuer	Non- guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net sales (including excise taxes of $1,488) (1)	$—	$5,031	$1,001	$(824)	$5,208
Cost of sales (including excise taxes of $1,488)	—	3,025	123	—	3,148

Gross profit	—	2,006	878	(824)	2,060
Selling, general and administrative (1)	1	1,279	45	(824)	501

Operating income (loss)	(1)	727	833	—	1,559
Investment income	—	2	—	—	2
Interest income (expense)	4	(128)	(4)	—	(128)

Income before income taxes	3	601	829	—	1,433
Income taxes	3	224	308	—	535
Equity in earnings of subsidiaries	898	516	—	(1,414)	—

Net income	$898	$893	$521	$(1,414)	$898

(1)	Includes intercompany royalties between Issuer and Non-guarantor Subsidiaries of a corresponding amount.

Condensed Consolidating Statements of Comprehensive Income

For the Three Months Ended September 30, 2014

(In millions)

	Parent	Issuer	Non- guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated

Net income	$289	$299	$171	$(470)	$289

Other comprehensive income, net of tax:
Defined benefit retirement plan gains, net of tax expense of $2	2	2	—	(2)	2
Foreign currency translation adjustments, net of tax benefit of $(1)	(2)	—	(2)	2	(2)

Other comprehensive income	—	2	(2)	—	—

Comprehensive income	$289	$301	$169	$(470)	$289

Condensed Consolidating Statements of Comprehensive Income

For the Nine months Ended September 30, 2014

(In millions)

	Parent	Issuer	Non- guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated

Net income	$860	$897	$479	$(1,376)	$860

Other comprehensive income, net of tax:
Defined benefit retirement plan gains, net of tax expense of $5	6	6	—	(6)	6
Foreign currency translation adjustments, net of tax expense of $ —	—	—	—	—	—

Other comprehensive income	6	6	—	(6)	6

Comprehensive income	$866	$903	$479	$(1,382)	$866

Condensed Consolidating Statements of Comprehensive Income

For the Three Months Ended September 30, 2013

(In millions)

	Parent	Issuer	Non- guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated

Net income	$258	$259	$183	$(442)	$258

Other comprehensive income, net of tax:
Defined benefit retirement plan gains, net of tax expense of $2	—	4	—	—	4

Comprehensive income	$258	$263	$183	$(442)	$262

Condensed Consolidating Statements of Comprehensive Income

For the Nine months Ended September 30, 2013

(In millions)

	Parent	Issuer	Non- guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated

Net income	$898	$893	$521	$(1,414)	$898

Other comprehensive income, net of tax:
Defined benefit retirement plan gains, net of tax expense of $2	—	3	—	—	3

Comprehensive income	$898	$896	$521	$(1,414)	$901

Condensed Consolidating Statements of Cash Flows

For the Nine months Ended September 30, 2014

(In millions)

	Parent	Issuer	Non- guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net income	$860	$897	$479	$(1,376)	$860
Adjustments to reconcile to net cash provided by operating activities:
Equity income from subsidiaries	(859)	(517)	—	1,376	—
Depreciation and amortization	—	39	17	—	56
Pension, health and life insurance contributions	—	(9)	—	—	(9)
Pension, health and life insurance benefits expense	—	13	—	—	13
Deferred income taxes	—	(3)	(7)	—	(10)
Share-based compensation	1	13	—	—	14
Excess tax benefits from share-based arrangements	—	(8)	—	—	(8)
Changes in fair value of contingent earn out liability	—	—	(4)	—	(4)
Changes in operating assets and liabilities:
Accounts and other receivables	—	(12)	(7)	12	(7)
Inventories	—	24	21	—	45
Accounts payable and accrued liabilities	(13)	1	2	(12)	(22)
Settlement costs	—	(151)	—	—	(151)
Income taxes	(1)	(79)	4	—	(76)
Other current assets	(1)	7	—	—	6
Other assets	—	3	—	—	3
Return on investment in subsidiaries	694	275	—	(969)	—

Net cash provided by (used in) operating activities	681	493	505	(969)	710

Cash flows from investing activities:
Purchases of investments	—	(585)	—	—	(585)
Additions to plant and equipment	—	(32)	(2)	—	(34)
Sales, maturities and calls of investments	—	342	—	—	342
Investment in subsidiary	(29)	—	—	29	—

Net cash provided by (used in) investing activities	(29)	(275)	(2)	29	(277)

Cash flows from financing activities:
Dividends paid	(667)	(694)	(275)	969	(667)
Shares repurchased	(314)	—	—	—	(314)
Contributions from parent	—	—	29	(29)	—
Proceeds from exercise of stock options	—	2	—	—	2
Excess tax benefits from share-based arrangements	—	8	—	—	8

Net cash provided by (used in) financing activities	(981)	(684)	(246)	940	(971)

Change in cash and cash equivalents	(329)	(466)	257	—	(538)
Cash and cash equivalents, beginning of year	341	1,002	111	—	1,454

Cash and cash equivalents, end of period	$12	$536	$368	$—	$916

Condensed Consolidating Statements of Cash Flows

For the Nine months Ended September 30, 2013

(In millions)

	Parent	Issuer	Non- guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net income	$898	$893	$521	$(1,414)	$898
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity income from subsidiaries	(898)	(516)	—	1,414	—
Depreciation and amortization	—	33	—	—	33
Pension and other postretirement benefits contributions	—	(41)	—	—	(41)
Pension and other postretirement benefits expense	—	27	—	—	27
Deferred income taxes	—	(2)	(1)	—	(3)
Share-based compensation	1	13	—	—	14
Excess tax benefits from share-based payment arrangements	—	(7)	—	—	(7)
Changes in operating assets and liabilities:
Accounts and other receivables	—	(41)	(34)	25	(50)
Inventories	—	(25)	(29)	—	(54)
Accounts payable and accrued liabilities	(4)	94	4	(25)	69
Settlement costs	—	(85)	—	—	(85)
Income taxes	1	(65)	(15)	—	(79)
Other current assets	—	2	6	—	8
Other assets	—	5	—	—	5
Return on investment in subsidiaries	1,452	—	—	(1,452)	—

Net cash provided by (used in) operating activities	1,450	285	452	(1,452)	735

Cash flows from investing activities:
Purchases of investments	—	(236)	—	—	(236)
Additions to plant and equipment	—	(47)	(1)	—	(48)
Sales, maturities and calls of investments	—	3	—	—	3
Investment in subsidiary	(80)	—	—	80	—

Net cash (used in) provided by investing activities	(80)	(280)	(1)	80	(281)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	500	—	—	500
Dividends paid	(621)	(1,452)	—	1,452	(621)
Shares repurchased	(568)	—	—	—	(568)
Debt issuance costs	—	(4)	—	—	(4)
Contributions from parent	—	—	80	(80)	—
Proceeds from exercise of stock options	—	2	—	—	2
Excess tax benefits from share-based payment arrangements	—	7	—	—	7

Net cash (used in) provided by financing activities	(1,189)	(947)	80	1,372	(684)

Change in cash and cash equivalents	181	(942)	531	—	(230)
Cash and cash equivalents, beginning of year	150	1,471	99	—	1,720

Cash and cash equivalents, end of period	$331	$529	$630	$—	$1,490

20.	Legal Proceedings

Overview

As of October 20, 2014, 7,381 product liability cases are pending against cigarette manufacturers in the United States. Lorillard Tobacco is a defendant in 6,361 of these cases. Lorillard, Inc. is a co-defendant in 643 pending cases, and is a defendant in one case in which Lorillard Tobacco is not a defendant. A total of 3,734 of these lawsuits are Engle Progeny Cases, described below. In addition to the product liability cases, Lorillard Tobacco and, in some instances, Lorillard, Inc., are defendants in Filter Cases and Tobacco-Related Antitrust Cases.

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

Type of Case	Total Number of Cases Pending against Lorillard as of October 20, 2014

Conventional Product Liability Cases	25
Engle Progeny Cases	3,734
West Virginia Individual Personal Injury Cases	38
Flight Attendant Cases	2,563
Class Action Cases	1
Reimbursement Cases	1
Filter Cases	62
Tobacco-Related Antitrust Cases	1

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

Engle Progeny Cases. Engle Progeny Cases are brought by individuals who purport to be members of the decertified Engle class. These cases are pending in a number of Florida courts. Lorillard Tobacco is a defendant in 3,733 of the Engle Progeny Cases listed in the above table. Lorillard, Inc. is a co-defendant in 639 Engle Progeny Cases, and is a defendant in one case in which Lorillard Tobacco is not a defendant. The time period for filing Engle Progeny Cases expired in January 2008 and no additional cases may be filed. Some of the Engle Progeny Cases were filed on behalf of multiple class members. Some of the courts hearing the cases filed by multiple class members have severed these suits into separate individual cases. It is possible the remaining suits filed by multiple class members may also be severed into separate individual cases.

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

Class Action Cases. Class Action Cases are purported to be brought on behalf of large numbers of individuals for damages allegedly caused by smoking. Lorillard Tobacco but not Lorillard, Inc. is a defendant in the Class Action Case listed in the above table. Neither Lorillard Tobacco nor Lorillard, Inc. is a defendant in additional Class Action Cases that are pending against other cigarette manufacturers, including approximately 16 “lights” Class Action Cases and one Class Action Case seeking a court- supervised medical monitoring program.

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

Filter Cases. Filter Cases are brought by individuals, including former employees of a predecessor of Lorillard Tobacco, who seek damages resulting from their alleged exposure to asbestos fibers that were incorporated into filter material used in one brand of cigarettes manufactured by Lorillard for a limited period of time ending more than 50 years ago. Lorillard Tobacco is a defendant in 61 of the 62 Filter Cases listed in the above table. Lorillard, Inc. is a co-defendant in two of the 61 Filter Cases that are pending against Lorillard Tobacco. Lorillard, Inc. is also a defendant in one additional Filter Case in which Lorillard Tobacco is not a defendant.

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

Tobacco-Related Product Liability Litigation

Conventional Product Liability Cases

On July 30, 2014, a verdict was returned in Major v. R.J. Reynolds Tobacco Company, et al. (California Superior Court, Los Angeles County), a case in which plaintiff alleged that the smoker’s injuries were caused by asbestos fiber and tobacco smoke inhalation. Lorillard Tobacco was the sole defendant at trial. The jury awarded plaintiff $2,736,700 in economic compensatory damages and $15,000,000 in non-economic compensatory damages, for a total compensatory damages award of $17,736,700. Punitive damages were not at issue in this trial. The jury apportioned 50% of the fault for the smoker’s injuries to the smoker, 17% to Lorillard Tobacco, and 33% to exposure to cigarettes manufactured by companies other than Lorillard Tobacco. The jury found that exposure to asbestos was not a substantial factor in the smoker’s injuries. On August 25, 2014, the Court entered judgment awarding plaintiff $2,550,000 in non-economic damages (which represents Lorillard Tobacco’s 17% share as found by the jury) and the amount of $1,368,350 in economic damages (under California law, Lorillard Tobacco is responsible for the amount of non-economic damages that the jury found was the fault of anyone other than plaintiff, not just its 17% share), for a total award against Lorillard Tobacco of $3,918,350. On September 17, 2014, Lorillard Tobacco filed a motion for a new trial and a motion for judgment notwithstanding the verdict. As of October 20, 2014, the Court had not ruled on these motions.

Since January 1, 2010, verdicts have been returned in eleven Conventional Product Liability Cases against cigarette manufacturers, in addition to the Major case discussed above. Lorillard Tobacco was the only defendant in one of these eleven trials, Evans v. Lorillard Tobacco Company (Superior Court, Suffolk County, Massachusetts). Lorillard Tobacco paid $79 million in compensatory damages and interest to fully satisfy the Evans judgment in October 2013.

Neither Lorillard Tobacco nor Lorillard, Inc. was a defendant in the ten other trials since January 1, 2010. Juries found in favor of the plaintiffs and awarded compensatory damages in four of these trials and also awarded $4.0 million in punitive damages in one of these trials. Defendants appealed the verdicts in three of these trials. The verdict in the first case was affirmed on appeal in July 2013; judgment has since been satisfied and this case is concluded. As of October 20, 2014 the appeal in the second case remains pending. In September 2013, an agreement was reached between the parties in the third case and no further appellate review will be taken. Satisfaction of judgment has been filed and this case is concluded. An appeal is pending in the fourth case. The plaintiff in another case was awarded $25 million in punitive damages in a retrial ordered by an appellate court in which the jury was permitted to consider only the amount of punitive damages to award. Defendant’s appeal of the judgment in this case remains pending. Juries found in favor of the defendants in the five other trials. Three of these five cases have concluded. Plaintiffs in two of the cases did not pursue appeals. Plaintiff in the third case noticed an appeal, which was affirmed in February 2013, and then did not seek any further review. Plaintiff in the fourth case filed a notice of appeal to the Alaska Supreme Court from the order denying plaintiff’s motion for a new trial and that appeal remains pending. Plaintiff’s appeal in the fifth case remains pending.

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

As of October 20, 2014, there were no cases scheduled for trial in the remainder of 2014. Some cases are scheduled for trial in 2015. As of October 20, 2014, Lorillard Tobacco is a defendant in three of these cases and Lorillard, Inc. is a co-defendant in one case. Trial dates are subject to change.

Engle Progeny Cases

In 2006, the Florida Supreme Court issued a ruling in Engle v. R.J. Reynolds Tobacco Co., et al., which had been certified as a class action on behalf of Florida residents, and survivors of Florida residents, who were injured or died from medical conditions allegedly caused by addiction to smoking. During a three-phase trial, a Florida jury awarded compensatory damages to three individuals and approximately $145 billion in punitive damages to the certified class. In its 2006 decision, the Florida Supreme Court vacated the punitive damages award, determined that the case could not proceed further as a class action and ordered decertification of the class. The Florida Supreme Court also reinstated the compensatory damages awards to two of the three individuals whose claims were heard during the first phase of the Engle trial. These two awards totaled $7 million, and both verdicts were paid in February 2008. Lorillard Tobacco’s payment to these two individuals, including interest, totaled approximately $3 million.

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

Engle Progeny Cases are pending in various Florida state and federal courts. Some of the Engle Progeny Cases were filed on behalf of multiple plaintiffs. Various courts have entered orders severing the cases filed by multiple plaintiffs into separate actions. In 2009, one Florida federal court entered orders that severed the claims of approximately 4,400 Engle Progeny plaintiffs, initially asserted in a small number of multi-plaintiff actions, into separate lawsuits. In some cases, spouses or children of alleged former class members have also brought derivative claims. In 2011, approximately 500 cases that were among the 4,400 cases severed into separate lawsuits in 2009, filed by family members of alleged former class members, were combined with the cases filed by the smoker from which the family members’ claims purportedly derived. On August 1, 2013, Judge William G. Young of the District of Massachusetts took over responsibility for the Engle cases in the Middle District of Florida, Jacksonville Division. Judge Young issued an order that day that called for three groups of cases to be prepared for trial on the following schedule: approximately 50 cases to be made trial ready by January 2, 2014, approximately 107 cases to be made trial ready by May 2014, and approximately 120 cases to be made trial ready by September 2, 2014. On January 17, 2014, Judge Young issued an order calling for an additional three groups of cases to be prepared for trial on the following schedule: approximately 200 cases to be made trial ready by January 2, 2015, approximately 150 cases to be made trial ready by April 1, 2015, and approximately 150 cases to be made trial ready by July 1, 2015. On April 15, 2014, the Court granted a motion to withdraw filed by counsel for plaintiffs in 49 of the cases that are to be made trial ready pursuant to the Court’s January 17, 2014 order. The plaintiffs in these 49 cases had six months to come forward in order to avoid dismissal. As of October 20, 2014, 46 of these cases remain pending against Lorillard Tobacco. On June 23, 2014, Judge Young issued an order calling for an additional three groups of cases to be prepared for trial on the following schedule: approximately 146 cases to be made trial ready by January 4, 2016, approximately 144 cases to be made trial ready by May 1, 2016, and approximately 139 cases to be made trial ready by September 1, 2016. Since the issuance of these three orders, 305 of the cases to be prepared for trial have been dismissed in their entirety, and Lorillard Tobacco has been dismissed from an additional 110 cases involving other defendants. These cases have either been voluntarily dismissed or resolved.

Since January 2010 and through October 20, 2014, the United States District Court for the Middle District of Florida has dismissed a total of approximately 3,567 cases. In some instances, the plaintiffs whose cases were dismissed also were pursuing cases pending in other courts. In other instances, the attorneys who represented the plaintiffs asked the court to enter dismissal orders because they were no longer able to contact their clients. In January 2013, the Court granted a motion by defendants and dismissed approximately 520 cases in which the plaintiffs were deceased at the time their personal injury lawsuits were filed. Plaintiffs appealed the dismissal of these 520 cases to the United States Court of Appeal for the Eleventh Circuit. In June 2013, the Court dismissed an additional approximately 440 cases for a variety of reasons. Plaintiffs appealed the dismissal of approximately 70 of these cases, in which the plaintiffs were deceased at the time their personal injury lawsuits were filed or where the cases were barred by the statute of limitations. The Court granted plaintiffs’ motion to consolidate the appeals from the January and June orders dismissing these groups of federal cases. On September 10, 2014, the United States Court of Appeal for the Eleventh Circuit affirmed the dismissals in these consolidated appeals. On July 7, 2014, Plaintiffs filed a notice of appeal to the United States Court of Appeals for the Eleventh Circuit from an order dismissing 14 cases for failure to produce signed authorizations, and that appeal remained pending, as of October 20, 2014. Other courts, including state courts, have entered orders dismissing additional cases.

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

Various courts, including appellate courts, have issued rulings that have addressed the conduct of the cases prior to trial. One intermediate Florida state appellate court ruled in 2011 that plaintiffs are permitted to assert a claim against a cigarette manufacturer even if the smoker did not smoke a brand produced by that manufacturer. Defendants’ petition for review of this decision by the Florida Supreme Court was denied in August 2012. In March 2012, another intermediate state appellate court agreed with the 2011 ruling and reversed dismissals in a group of cases. In June and July 2013, the Florida Supreme Court denied defendants’ petitions for review of the intermediate appellate court’s decision in these cases. These rulings may limit the ability of the defendants, including Lorillard Tobacco and Lorillard, Inc., to be dismissed from cases in which smokers did not use a cigarette manufactured by Lorillard Tobacco. In October 2012, the Florida First District Court of Appeal affirmed a judgment awarding compensatory damages only; however the appeals court certified to the Florida Supreme Court the question of whether Engle class members may pursue an award of punitive damages based on claims of negligence or strict liability. On February 28, 2014 the Florida Supreme Court announced it would grant review of this case. In June 2013, the Florida Supreme Court reversed an intermediate state appellate court and held that a plaintiff’s representative may continue to litigate an existing lawsuit after the original plaintiff has died. Defendants did not seek further review of this decision. In December 2013, the Florida First District Court of Appeal affirmed the summary judgments in favor of the defendants regarding three plaintiffs who had opted out of the Engle class and subsequently reapplied for admission. The Court held that the Florida Supreme Court’s decision in Engle did not provide any basis for the readmission of a former class member in the event that they had timely opted out of the class and did not initiate an individual action until after the statute of limitations had run. Lorillard Tobacco was a defendant in two of these cases.

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

As of October 20, 2014, trial was not underway in any Engle Progeny Cases in which Lorillard Tobacco or Lorillard, Inc. is a defendant.

As of October 20, 2014, verdicts had been returned in twenty Engle Progeny Cases in which Lorillard Tobacco was a defendant. Lorillard, Inc. was a defendant in one of these twenty cases at the time of verdict. Juries awarded compensatory damages to the plaintiffs in fifteen of these cases. In four of the fifteen cases in which juries awarded compensatory damages, plaintiffs were awarded punitive damages from Lorillard Tobacco. In another case, the court entered an order following trial that awarded plaintiff compensatory damages. The twenty cases in which Lorillard Tobacco was a defendant are listed below in the order in which the verdicts were returned:

•

In Rohr v. R.J. Reynolds Tobacco Company, et al. (Circuit Court, Seventeenth Judicial Circuit, Broward County, Florida), a jury returned a verdict in favor of the defendants, including Lorillard Tobacco, in October 2010. Plaintiff in Rohr did not pursue an appeal and the case is concluded.

•

In Mrozek v. Lorillard Tobacco Company (Circuit Court, Fourth Judicial Circuit, Duval County, Florida), the jury awarded plaintiff a total of $6 million in compensatory damages and $11.3 million in punitive damages in March 2011. The jury apportioned 35% of the fault for the smoker’s injuries to the smoker and 65% to Lorillard Tobacco. The final judgment entered by the trial court reflected the jury’s verdict and awarded plaintiff $3,900,588 in compensatory damages and $11,300,000 in punitive damages plus the applicable statutory rates of annual interest. In December 2012, the Florida First District Court of Appeal affirmed the final judgment awarding compensatory and punitive damages and Lorillard Tobacco’s motion for rehearing of the appellate court opinion was denied in February 2013. In March 2013, Lorillard Tobacco filed a notice with the Florida Supreme Court seeking review of the appellate court decision. On February 13, 2014, the Florida Supreme Court declined to grant review of this case. In March 2014, Lorillard Tobacco amended the bond necessary to maintain a stay on payment of the final judgment. On March 28, 2014, Lorillard Tobacco filed a petition with the United States Supreme Court, seeking review of the due process issue, and requested that the petition be held and resolved in the same manner as the Duke, Walker, and Brown cases, also pending before the United States Supreme Court. On June 9, 2014, the United States Supreme Court denied the petitions seeking review. The trial court announced on June 25, 2014 that it had granted Lorillard Tobacco’s motion to determine the applicable rates of post-judgment interest that were in dispute. On June 27, 2014, Lorillard Tobacco made a payment of $17,500,197 to satisfy the final judgment awarding compensatory and punitive damages and post-judgment interest. On July 25, 2014, the court entered an order confirming satisfaction of judgment. On July 28, 2014, plaintiff appealed the order determining the rate of post-judgment interest payable on the final judgment, and that appeal remained pending as of October 20, 2014. The Florida First District Court of Appeal provisionally granted plaintiff’s motion for intermediate appellate court attorneys’ fees, ruling that the trial court is authorized to award appellate fees if the trial court determines entitlement to attorneys’ fees. In June 2013, the trial court granted plaintiff’s motion for entitlement to trial court attorneys’ costs and fees and also determined that plaintiff was entitled to intermediate appellate court attorneys’ fees. As of October 20, 2014, the trial court had not determined the amount of trial court or intermediate appellate court fees to award. On February 13, 2014, the Florida Supreme Court provisionally granted plaintiff’s motion for attorneys’ fees in connection with the appeal to the Florida Supreme Court, in the amount of $2,500, conditioned on the trial court’s determination of entitlement.

•

In Tullo v. R.J. Reynolds Tobacco Company, et al. (Circuit Court, Fifteenth Judicial Circuit, Palm Beach County, Florida), the jury awarded plaintiff a total of $4.5 million in compensatory damages, in April 2011. The jury assessed 45% of the fault to the smoker, 5% to Lorillard Tobacco and 50% to other defendants. The jury did not award punitive damages to the plaintiff. The court entered a final judgment that awarded plaintiff $225,000 in compensatory damages from Lorillard Tobacco plus 6% annual interest. On October 16, 2013, defendants noticed an appeal from the final judgment to the Florida Fourth District Court of Appeal. In August 2013, the Florida Fourth District Court of Appeal affirmed the final judgment. Defendants filed a notice with the Florida Supreme Court seeking review of the appellate court decision. On March 10, 2014, the trial court entered an order confirming that Lorillard Tobacco had satisfied the judgment awarding compensatory damages and post-judgment interest for an amount totaling approximately $263,400. On March 18, 2014, Lorillard Tobacco filed a notice of voluntary dismissal of their petition seeking review of the Florida Supreme Court and the Court entered an order dismissing the petition for review as to Lorillard Tobacco on May 21, 2014. The Florida Supreme Court declined to accept review of the petition as to the other defendants. The Florida Fourth District Court of Appeal provisionally granted plaintiff’s motion for appellate attorneys’ fees, ruling that the trial court is authorized to award appellate fees if the trial court determines entitlement to such attorneys’ fees. As of October 20, 2014, the trial court had not determined the amount of trial court costs or appellate court fees to award.

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

•

In Sury v. R.J. Reynolds Tobacco Company, et al. (Circuit Court, Fourth Judicial Circuit, Duval County, Florida), in November 2011, the jury awarded plaintiff $1,000,000 in compensatory damages and assessed 60% of the responsibility for the decedent’s injuries to the decedent, 20% to Lorillard Tobacco and 20% to R.J. Reynolds. The jury returned a verdict for the defendants regarding whether punitive damages were warranted. In March 2012, the court entered a final judgment against defendants in the amount of $1,000,000, jointly and severally, plus 4.75% annual interest, declining to apply the jury’s comparative fault findings to causes of action alleging intentional conduct. On June 24, 2013, the Florida First District Court of Appeal affirmed the final judgment. Defendants’ motion for rehearing of this decision with the Florida First District Court of Appeal was denied in August 2013. The Florida Supreme Court declined review of the intermediate appellate court decision in January 2014. On March 28, 2014, defendants filed a petition with the United States Supreme Court, seeking review of the due process issue, and requested that the petition be held and resolved in the same manner as the Duke, Walker, and Brown cases, also pending before the United States Supreme Court. On June 9, 2014, the United States Supreme Court denied the petitions seeking review. On June 19, 2014, Lorillard Tobacco made a payment of $1,659,674 to satisfy the final judgment awarding compensatory damages plus post judgment interest, trial level attorneys’ fees and costs, and Florida Supreme Court fees. The Court entered an order confirming satisfaction of judgment on July 24, 2014. In June 2013, the First District Court of Appeal determined that plaintiff was entitled to attorneys’ fees in connection with the appeal to the First District Court of Appeal and directed the trial court to determine the amount. As of October 20, 2014, the trial court had not determined the amount.

•

In Alexander v. Lorillard Tobacco Company, et al. (Circuit Court, Eleventh Judicial Circuit, Miami-Dade County, Florida), the jury awarded plaintiff $20,000,000 in compensatory damages and $25,000,000 in punitive damages in February and March 2012. Lorillard Tobacco is the only defendant in this case. The jury apportioned 20% of the fault for the smoker’s injuries to the smoker and 80% to Lorillard Tobacco. In March 2012, the court entered a final judgment that applied the jury’s comparative fault determination to the court’s award of compensatory damages, awarding the plaintiff $16,000,000 in compensatory damages and $25,000,000 in punitive damages from Lorillard Tobacco. In May 2012, the court granted a motion by Lorillard Tobacco to lower the amount of compensatory damages and reduced the amount awarded to $10,000,000 from Lorillard Tobacco. Other post-trial motions challenging the verdict were denied. The court entered an amended final judgment that applied the jury’s comparative fault determination to the court’s award of compensatory damages, awarding the plaintiff $8,000,000 in compensatory damages and $25,000,000 in punitive damages. The court also awarded plaintiff post-judgment interest (based on a statutory rate) on the compensatory and punitive damages. Lorillard Tobacco noticed an appeal from the amended final judgment to the Florida Third District Court of Appeal. On September 4, 2013, the Florida Third District Court of Appeal affirmed the amended final judgment. Lorillard Tobacco’s motion for rehearing of this decision with the Florida Third District Court of Appeal was denied in October 2013. Lorillard Tobacco filed a petition with the Florida Supreme Court seeking review of the intermediate appellate court decision in November 2013, and this petition was denied on September 9, 2014. On September 23, 2014, Lorillard Tobacco made a payment of $38,960,916 to resolve all damages, costs and fees and post-judgment interest. Plaintiff filed a satisfaction of judgment on September 29, 2014 and the Court confirmed satisfaction of judgment on October 3, 2014. This case is now concluded.

•

In Calloway v. R.J. Reynolds Tobacco Company, et al. (Circuit Court, Seventeenth Judicial Circuit, Broward County, Florida), the jury awarded plaintiff and a daughter of the decedent a total of $20,500,000 in compensatory damages in May 2012. The jury apportioned 20.5% of the fault for the smoker’s injuries to the smoker, 27% to R.J. Reynolds, 25% to Philip Morris, 18% to Lorillard Tobacco, and 9.5% to Liggett. The jury awarded $12,600,000 in punitive damages from Lorillard Tobacco and $42,250,000 from the other defendants, for a total punitive damages award of $54,850,000. In August 2012, the court granted a post-trial motion by the defendants and lowered the compensatory damages award to $16,100,000. The court also ruled that the jury’s finding on the plaintiff’s percentage of comparative fault would not be applied to reduce the compensatory damage award because the jury found in favor of the plaintiff on her claims alleging intentional conduct. In August 2012, the court entered final judgment against defendants in the amount of $16,100,000 in compensatory damages, jointly and severally, and $54,850,000 ($12,600,000 from Lorillard Tobacco) in punitive damages. The court also awarded plaintiff post-judgment interest (based on a statutory rate) on the compensatory and punitive damages, which totaled approximately $1.8 million as of October 20, 2014 based on the jury-apportioned fault for Lorillard Tobacco. The final judgment also granted plaintiff’s application for trial court costs and attorneys’ fees, but as of October 20, 2014, the trial court had not awarded an amount. Defendants have noticed an appeal from the final judgment to the Florida Fourth District Court of Appeal. On March 31, 2014, plaintiff filed a motion with the Florida Fourth District Court of Appeal seeking attorneys’ fees in connection with the appeal to the Fourth District. As of October 20, 2014, the Florida Fourth District Court of Appeal had not ruled on this motion.

•

In Evers v. R.J. Reynolds Tobacco Company, et al. (Circuit Court, Thirteenth Judicial Circuit, Hillsborough County, Florida), the jury awarded plaintiff and the estate of the decedent a total of $3,230,000 in compensatory damages in February 2013. The jury apportioned 31% of the fault for the smoker’s injuries to the smoker, 60% to R.J. Reynolds and 9% to Lorillard Tobacco. The jury found that punitive damages against Lorillard Tobacco were not warranted and awarded $12,362,042 in punitive damages from R.J. Reynolds Tobacco Company. The Court granted a post-trial motion by R.J. Reynolds for a directed verdict on punitive damages and, as a result, the jury’s punitive damages award was set aside. The Court denied a motion filed by the plaintiff to reconsider the directed verdict. At a post-trial hearing, the plaintiff waived entitlement to the jury’s loss of services award which amounted to $280,000 of the total compensatory damages award. In May 2013, the court entered a final judgment that applied the jury’s comparative fault determinations and awarded plaintiff and the estate of the decedent $2,035,500 in compensatory damages ($265,500 from Lorillard Tobacco), plus the statutory rate of interest. Plaintiff and defendants have both appealed the final judgment to the Florida Second District Court of Appeal. Plaintiff also filed a motion for entitlement to trial attorneys’ fees and costs. As of October 20, 2014, the trial court had not ruled on this motion. On May 23, 2014, plaintiff filed a motion with the Florida Second District Court of Appeal seeking attorneys’ fees in connection with the appeal to the Second District. As of October 20, 2014, the Florida Second District Court of Appeal had not ruled on this motion.

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

•

In Gafney v. R.J. Reynolds Tobacco Company, et al. (Circuit Court, Fifteenth Judicial Circuit, Palm Beach County, Florida), the jury awarded plaintiff a total of $5,800,000 in compensatory damages in September 2013. The jury apportioned 34% of the fault for the smoker’s injuries to the smoker, 33% to R.J. Reynolds, and 33% to Lorillard Tobacco. Lorillard, Inc. was also a defendant in this trial but damages and comparative fault were not assessed separately for Lorillard, Inc. Because the jury found in favor of the defendants on the claims alleging intentional conduct, the plaintiff was not entitled to punitive damages. On September 26, 2013, the Court entered a final judgment that applied the jury’s comparative fault determinations and awarded the plaintiff a total of $3,828,000 in compensatory damages ($1,914,000 from Lorillard Tobacco), plus the statutory rate of interest. Defendants’ post-trial motions challenging the verdict were denied in November 2013. Defendants have noticed an appeal from the final judgment to the Florida Fourth District Court of Appeal. Plaintiff has filed a motion with the trial court seeking entitlement to attorneys’ fees and costs. As of October 20, 2014, the trial court had not ruled on this motion.

•

In Jacobson v. R.J. Reynolds Tobacco Company, et al. (Federal Court, Southern District, Miami, Florida), the jury returned a verdict in favor of the defendants on October 29, 2013. The Court entered final judgment in favor of the defendants on October 30, 2013. Plaintiff filed a motion for new trial which was denied in January 2014. On February 10, 2014, the Court entered an order granting Lorillard’s motion for attorneys’ fees and costs. Lorillard has agreed not to enforce its right to fees and costs in exchange for plaintiff’s agreement not to pursue an appeal of the verdict. This case is concluded.

•

In Chamberlain v. R. J. Reynolds Tobacco Company, et al. (Federal Court, Middle District, Jacksonville, Florida) the jury returned a verdict in favor of the defendants on November 15, 2013. The Court entered final judgment in favor of the defendants on November 20, 2013. Plaintiff’s motion for new trial was denied on April 25, 2014. On June 27, 2014, plaintiff filed a notice of appeal from the final judgment with the Eleventh Circuit Court of Appeals.

•

In Burkhart v. R.J. Reynolds Tobacco Company, et al. (Federal Court, Middle District, Jacksonville, Florida), the jury awarded plaintiff a total of $5,000,000 in compensatory damages on May 15, 2014. The jury apportioned 50% of the fault for the smoker’s injuries to the smoker, 25% to R.J. Reynolds, 15% to Philip Morris, and 10% to Lorillard Tobacco. The jury awarded $500,000 in punitive damages from Lorillard Tobacco and $2,000,000 from the other defendants for a total punitive damages award of $2,500,000. The Court ruled that the jury’s finding on the plaintiff’s percentage of comparative fault would not be applied to reduce the compensatory damage award because the jury found in favor of the plaintiff on her claims alleging intentional conduct. On June 11, 2014, the Court entered a final judgment against defendants in the amount of $5,000,000 in compensatory damages, jointly and severally, and $2,500,000 ($500,000 from Lorillard Tobacco) in punitive damages, plus the statutory rate of interest. The Court denied defendants’ post-trial motions challenging the verdict. On October 10, 2014, defendants filed a notice of appeal from the final judgment with the Eleventh Circuit Court of Appeals. The final judgment also granted plaintiff entitlement to trial court costs, but as of October 20, 2014, the trial court had not awarded an amount. Plaintiff’s motion for attorneys’ fees and costs was denied. As of October 20, 2014, the time period for filing appeals had not expired.

•

In Harris v. R.J. Reynolds Tobacco Company, et al. (Federal Court, Middle District, Jacksonville, Florida), on July 31, 2014, the jury found that one of the smoker’s alleged Engle qualifying diseases did not manifest prior to the cut-off period for membership in the Engle class, and that the smoker’s other alleged Engle qualifying disease was not caused by the smoker’s addiction to cigarettes containing nicotine. However, the jury awarded compensatory damages on plaintiff’s survival and wrongful death claims in the total amount of $1,726,650. The jury apportioned 60% of the fault for the smoker’s injuries to the smoker, 15% to Philip Morris, 15% to R.J. Reynolds, and 10% to Lorillard Tobacco, in connection with plaintiff’s survival claims. The jury apportioned 70% of the fault for the smoker’s injuries to the smoker, 10% to Philip Morris, 10% to R.J. Reynolds, and 10% to Lorillard Tobacco, in connection with plaintiff’s wrongful death claims. Because the jury found in favor of the defendants on the claims alleging intentional conduct, the plaintiff was not entitled to punitive damages. On August 13, 2014, defendants filed a motion for entry of judgment in favor of all defendants, arguing that the jury’s findings establish that the smoker was not an Engle class member. As of October 20, 2014, the Court had not ruled on this motion.

•

In Irimi v. R.J. Reynolds Tobacco Company, et al. (Circuit Court, Seventeenth Judicial Circuit, Broward County, Florida), the jury awarded plaintiff a total of $3,123,437 in compensatory damages on August 28, 2014. The jury apportioned 70% of the fault for the smoker’s injuries to the smoker, 14.5% to Lorillard Tobacco, 14.5% to R.J. Reynolds, and 1% to Liggett. Because the jury found in favor of the defendants on the claims alleging intentional conduct, the plaintiff was not entitled to punitive damages. Defendants have filed post-trial motions challenging the verdict and plaintiff has filed a motion for a new trial on the issue of entitlement to punitive damages. As of October 20, 2014, the Court had not ruled on defendants’ motions. On September 11, 2014, plaintiff filed a motion for attorneys’ fees and costs and a motion to tax costs. As of October 20, 2014, the Court had not ruled on plaintiff’s motions.

•

In Lourie v. R.J. Reynolds Tobacco Company, et al. (Circuit Court, Thirteenth Judicial Circuit, Hillsborough County, Florida), the jury awarded plaintiff and a son of the decedent a total of $1,371,549 in compensatory damages on October 10, 2014. The jury apportioned 63% of the fault for the smoker’s injuries to the smoker, 27% to Philip Morris, 7% to Lorillard Tobacco, and 3% to R.J. Reynolds. The jury found that punitive damages were not warranted against any of the defendants. A deadline to file post-trial motions was pending as of October 20, 2014.

As of October 20, 2014, verdicts have been returned in 121 Engle Progeny trials since the Florida Supreme Court issued its 2006 ruling that permitted members of the Engle class to bring individual lawsuits in which neither Lorillard Tobacco nor Lorillard, Inc. was a defendant at trial. Juries awarded compensatory damages and punitive damages in 38 of the trials. In 37 of those 38 trials, the amount of punitive damages awarded have totaled approximately $791.3 million and ranged from $20,000 to $244 million. In July 2014, punitive damages of $23.6 billion were awarded in one of these cases. As of October 20, 2014, this award was subject to challenge through post-trial motions and the appellate process. In 34 of the trials, juries’ awards were limited to compensatory damages, and in one trial the jury had not yet decided the amount of punitive damages to award. In the 48 remaining trials, juries found in favor of the defendants. Post-trial motions challenging the verdicts in some cases and appeals from final judgments in some cases are pending before various Florida circuit and intermediate appellate courts. As of October 20, 2014, one verdict in favor of the defendants and four verdicts in favor of the plaintiff have been reversed on appeal and returned to the trial court for a new trial on all issues. In ten cases, the appellate courts have ruled that the issue of damages awarded must be revisited by the trial court. Motions for rehearing of these appellate court rulings are pending in some cases.

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

In September 2000, there were approximately 1,250 IPIC Cases, and Lorillard Tobacco was named in all but a few of them. Plaintiffs in most of the cases alleged injuries from smoking cigarettes, and the claims alleging injury from smoking cigarettes were consolidated for a multi-phase trial. Approximately 645 IPIC Cases were dismissed in their entirety. Lorillard Tobacco has been dismissed from approximately 565 additional IPIC Cases because those plaintiffs did not submit evidence that they used a Lorillard Tobacco product. These additional IPIC Cases remain pending against other cigarette manufacturers. As of October 20, 2014, Lorillard Tobacco is a defendant in 31 of the pending IPIC Cases. Lorillard, Inc. is not a defendant in any of the IPIC Cases.

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

On November 26, 2013, plaintiffs filed a notice of appeal from the October 28 judgment and order in the Supreme Court of Appeals of West Virginia. The defendants did not file a separate notice of appeal. On April 2, 2014, plaintiffs perfected their appeal by filing their brief and appendix. Defendants filed their brief on June 16, 2014. Plaintiffs served their reply brief on July 2, 2014. As of October 20, 2014, the appeal had not been set for oral argument.

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

As of October 20, 2014, the Severed IPIC Claims and the Severed IPIC Cases were not subject to a trial plan. None of the Severed IPIC Claims or the Severed IPIC Cases was scheduled for trial as of October 20, 2014.

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

As of October 20, 2014, none of the Flight Attendant Cases were scheduled for trial.

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

“Lights” Class Action Cases. Neither Lorillard Tobacco nor Lorillard, Inc. is a defendant in the approximately 17 Class Action Cases in which plaintiffs’ claims are based on the allegedly fraudulent marketing of “light” or “ultra-light” cigarettes. Classes have been certified in some of these cases. In one of these cases, Craft v. Philip Morris USA (Circuit Court, City of St. Louis, Missouri, filed February 29, 2000), trial began in September 2011. In November 2011, the court ordered a mistrial when the jury was unable to reach a verdict. The retrial of this case commenced January 6, 2014, but was continued to January 12, 2015. In another of the “lights” Class Action Cases, Good v. Altria Group, Inc., et al. , the U.S. Supreme Court ruled in December 2008 that neither the Federal Cigarette Labeling and Advertising Act nor the Federal Trade Commission’s regulation of cigarettes’ tar and nicotine disclosures preempts (or bars) some of plaintiffs’ claims. In 2009, the Judicial Panel on Multidistrict Litigation consolidated various federal court “lights” Class Action Cases pending against Philip Morris USA or Altria Group and transferred those cases to the U.S. District Court of Maine (the “MDL cases”). The court denied plaintiffs’ motion for class certification filed in four of the MDL Cases, and a federal appellate court declined to review the class certification order. Following the appellate court’s ruling, plaintiffs dismissed thirteen of the MDL Cases, including Good v. Altria Group, Inc., et al. In April, 2012, the Judicial Panel on Multidistrict Litigation entered an order transferring the four MDL cases that remained pending to the courts in which each originated. On September 23, 2013, in the “Lights” Class Action Case Brown v. The American Tobacco Company, Inc., et al. (Superior Court, San Diego County, California), the Court issued a Statement of Decision that granted judgment in favor of the defendant. The Court held that the defendant misrepresented the health benefits of its “light” cigarette but that plaintiffs were not entitled to restitution or injunctive relief. Final judgment was entered in favor of the defendant on October 15, 2013. In December 2013, plaintiffs filed a notice of appeal of the final judgment, and the appeal remains pending. On April 29, 2014, in the “lights” Class Action Case Price, et al v. Philip Morris Incorporated (Circuit Court, Madison County, Illinois), the Fifth Judicial District of the Appellate Court of Illinois reversed the trial court’s denial of plaintiffs’ petition for relief from judgment and reinstated a 2003 verdict awarding damages. The defendant in this case filed a petition for leave to appeal in the Supreme Court of Illinois and on September 24, 2014, the Illinois Supreme Court agreed to hear the appeal.

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

The final judgment and remedial order has not yet been fully implemented. Following trial, the final judgment and remedial order was stayed because the defendants, the government and several intervenors noticed appeals to the U.S. Court of Appeals for the District of Columbia Circuit. In May 2009, a three judge panel upheld substantially all of the District Court’s final judgment and remedial order. In September 2009, the Court of Appeals denied defendants’ rehearing petitions as well as their motion to vacate those statements in the appellate ruling that address defendants’ marketing of “low tar” or “lights” cigarettes, to vacate those parts of the trial court’s judgment on that issue, and to remand the case with instructions to deny as moot the government’s allegations and requested relief regarding “lights” cigarettes. In June 2010, the U.S. Supreme Court denied all parties’ petitions for writ of certiorari. The case was returned to the trial court for implementation of the Court of Appeals’ directions in its 2009 ruling and for entry of an amended final judgment. On November 27, 2012, the court entered an order prescribing the language the defendants must include in the corrective statements defendants are to make on their websites and through other media. The court directed the parties to engage in discussions to implement the publication of those statements. On January 25, 2013, defendants appealed the court’s November 27, 2012 order to the U.S. Court of Appeals for the District of Columbia Circuit. On February 25, 2013, the Court of Appeals granted defendants’ unopposed motion to hold the appeal in abeyance pending the district court’s resolution of the issues regarding the implementation of the corrective statements. On January 10, 2014, the parties filed a joint motion requesting that the district court enter a consent order addressing the implementation of the corrective statements remedy. The district court permitted amicus briefs on the implementation issue to be filed by newspapers, broadcasters, and other entities interested in the manner in which the corrective statements would be implemented. On June 2, 2014, the district court entered a consent order implementing the corrective statements remedy. On June 25, 2014, defendants filed a notice of appeal from the June 2, 2014 order. The Court of Appeals lifted its stay of the appeal filed on January 25, 2013, and consolidated the two appeals. Defendants’ opening brief in the consolidated appeal was filed on September 29, 2014. The Washington Legal Foundation filed an amicus curiae brief in support of defendants’ position on October 6, 2014. Under the terms of the June 2, 2014 order, implementation of the corrective statements remedy will not begin until this appeal has been resolved.

The June 2, 2014 order did not resolve outstanding issues as to whether corrective statements must be posted in retail point-of-sale displays. The parties, as well as two retailer trade groups, filed simultaneous supplemental briefs on that issue in the district court on June 4, 2014. Their simultaneous response briefs were filed on June 18, 2014. As of October 20, 2014, the district court had not entered an amended final judgment regarding the point-of-sale displays.

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

The State Settlement Agreements provide that the agreements are not admissions, concessions or evidence of any liability or wrongdoing on the part of any party, and were entered into by the Original Participating Manufacturers to avoid the further expense, inconvenience, burden and uncertainty of litigation. Lorillard recorded pretax charges for its obligations under the State Settlement Agreements of $372 million, $369 million, $1,016 million and $888 million for the three and nine months ended September 30, 2014 and 2013, respectively. Lorillard’s portion of ongoing adjusted settlement payments and legal fees is based on its share of domestic cigarette shipments in the year preceding that in which the payment is due. Accordingly, Lorillard records its portions of ongoing adjusted settlement payments as part of cost of manufactured products sold as the related sales occur.

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

Lorillard Tobacco will continue to pursue these claims against those states that have not settled. Fourteen states that have not joined the settlement have taken action in state court to prevent the settlement from proceeding or to seek other relief related to the settlement. As of October 20, 2014, claims in nine states remained pending as two states withdrew their opposition; one state’s challenge was denied and not appealed; and, as noted above, two additional states joined the settlement and indefinitely stayed their challenges. Two of the states also unsuccessfully sought to preliminarily enjoin the implementation of the settlement. There is no assurance that such attempts will be resolved favorably to the Company.

On September 11, 2013, the arbitration panel responsible for adjudicating the 2003 NPM adjustment dispute issued a determination that six states failed to diligently enforce escrow provisions applicable to non-participating manufacturers. The six non-diligent states included Indiana, Kentucky, Missouri, New Mexico, Maryland, and Pennsylvania. Nine other states that did not participate in the settlement were considered by the arbitration panel because the OPMs contested the states’ diligence as well. The arbitration panel found those nine states diligent. As a result of the panel’s ruling, the OPMs are entitled to receive $458 million, plus interest and earnings, with Lorillard Tobacco’s share of the principal amount totaling $47 million. The six non-diligent states filed motions in their state courts to vacate the arbitration panel’s non-diligence findings, although two of the states subsequently joined the settlement and agreed to indefinitely stay their challenges. On March 31, 2014, the MSA Independent Auditor issued final calculations for the April 2014 MSA payments that implement the 2003 NPM Adjustment in that fashion.

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

On July 23, the MSA court in Maryland issued a ruling that denied Maryland’s motions to vacate the settlement and the arbitration panel’s non-diligent determination against Maryland for the 2003 NPM Adjustment. Maryland has appealed the ruling.

Based on the terms of the award, during the first quarter of 2014 Lorillard Tobacco recorded a reduction in its State Settlements liability and expense of $37 million, recorded $7 million as an increase to investment income related to interest earned on the proceeds from the 2003 NPM Adjustment award, including funds paid into and released from the Disputed Payments Account (“DPA”). On July 22, 2014, the MSA Independent Auditor issued revised final calculations for the April 2014 MSA payments requiring payment of a portion of the DPA earnings to the states that did not settle, which Lorillard has disputed and paid $2 million into the DPA pending its resolution. The reduction was partially offset by an increase of $6 million in the State Settlements liability and expense related to the industry Volume Adjustment Offset associated with the increase in the industry aggregate operating income under the agreements with the previously settled states.

From time to time, lawsuits have been brought against Lorillard Tobacco and other participating manufacturers to the MSA, or against one or more of the Settling States, challenging the validity of the MSA on certain grounds, including as a violation of the antitrust laws.

In addition, in connection with the MSA, the Original Participating Manufacturers entered into an agreement to establish a $5.2 billion trust fund payable between 1999 and 2010 to compensate the tobacco growing communities in 14 states (the “Trust”). Payments to the Trust ended in 2005 as a result of an assessment imposed under a federal law, enacted in 2004, repealing the federal supply management program for tobacco growers. Under the law, tobacco quota holders and growers will be compensated over 10 years with payments totaling $10.1 billion, funded by an assessment on tobacco manufacturers and importers. Payments under the law to qualifying tobacco quota holders and growers commenced in 2005 and are now complete. Lorillard Tobacco’s final payment was made on September 30, 2014. Lorillard recorded pretax charges for its obligations under the law of $28 million and $92 million for the three and nine months ended September 30, 2014 and $30 million and $92 million for the three and nine months ended September 30, 2013, respectively.

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

Filter Cases

In addition to the above, claims have been brought against Lorillard Tobacco and Lorillard, Inc. by individuals who seek damages resulting from their alleged exposure to asbestos fibers that were incorporated into filter material used in one brand of cigarettes manufactured by a predecessor to Lorillard Tobacco for a limited period of time ending more than 50 years ago. As of October 20, 2014, Lorillard Tobacco was a defendant in 61 Filter Cases. Lorillard, Inc. was a defendant in three Filter Cases, including two that also name Lorillard Tobacco. Since January 1, 2012, Lorillard Tobacco has paid, or has reached agreement to pay, a total of approximately $35.6 million in settlements to finally resolve 140 claims. Since January 1, 2012, verdicts have been returned in the following three Filter Cases: McGuire v. Lorillard Tobacco Company and Hollingsworth & Vose Company, tried in the Circuit Court, Division Four, of Jefferson County, Kentucky; Couscouris v. Hatch Grinding Wheels, et al., tried in the Superior Court of the State of California, Los Angeles; and DeLisle v. A.W. Chesterton Company, et al., tried in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida. Pursuant to the terms of a 1952 agreement between P. Lorillard Company and H&V Specialties Co., Inc. (the manufacturer of the filter material), Lorillard Tobacco is required to indemnify Hollingsworth & Vose for legal fees, expenses, judgments and resolutions in cases and claims alleging injury from finished products sold by P. Lorillard Company that contained the filter material. The jury in the McGuire case returned a verdict for Lorillard Tobacco and Hollingsworth & Vose, and the Court entered final judgment in May 2012. On February 14, 2014, the Kentucky Court of Appeals affirmed the final judgment in favor of Lorillard Tobacco and Hollingsworth & Vose and on April 3, 2014, the Court of Appeals denied plaintiff’s petition for rehearing. On May 2, 2014, plaintiff moved for discretionary review in the Kentucky Supreme Court. Lorillard Tobacco filed its responsive brief on May 30, 2014. On October 4, 2012, the jury in the Couscouris case returned a verdict for Lorillard Tobacco and Hollingsworth & Vose, and the court entered final judgment on November 1, 2012. On June 17, 2013, the California Court of Appeal for the Second Appellate District entered an order dismissing the appeal of the final judgment pursuant to plaintiffs’ request, but plaintiffs’ appeal of the cost judgment remained pending. However, plaintiffs abandoned their appeal on June 2, 2014, and on June 4, 2014, the appeal was dismissed. On September 13, 2013, the jury in the DeLisle case found in favor of the plaintiffs as to their claims for negligence and strict liability, and awarded $8 million. Lorillard Tobacco Company is responsible for 44%, or $3.52 million. Judgment was entered on November 6, 2013. Lorillard Tobacco Company filed its notice of appeal on November 18, 2013. As of October 20, 2014, 24 Filter Cases were scheduled for trial or have been placed on courts’ trial calendars. Trial dates are subject to change.

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

In the Kansas case, the District Court of Seward County certified a class of Kansas indirect purchasers in 2002. In November 2010, defendants filed a motion for summary judgment, and plaintiffs filed a cross motion for summary judgment in July 2011. In March 2012, the District Court of Seward County granted the defendants’ motions for summary judgment dismissing the Kansas suit. Plaintiff’s motion for reconsideration was denied. On July 18, 2012, plaintiff filed a notice of appeal to the Court of Appeals for the State of Kansas. Briefing on plaintiff’s appeal was completed and argument in the Court of Appeals was held on December 11, 2013. On July 18, 2014, the Court of Appeals affirmed the dismissal of the suit. The plaintiffs filed a petition for review by the Kansas Supreme Court on August 18, 2014. Defendants filed a response on August 29, 2014, and plaintiffs filed their reply brief on September 11, 2014.

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

On April 7, 2014, LOEC filed a complaint for declaratory judgment of trademark non-infringement against Zippmark, Inc. and certain affiliated entities (“Zippo”) in the United States District Court for the Central District of California. The lawsuit was predicated by Zippo’s decision to file oppositions with the United States Patent and Trademark Office’s Trademark Trial and Appeal Board against LOEC’s applications to register certain trademarks for “blu” and allegations that LOEC infringed several of Zippo’s registered trademarks. On May 19, 2014, Zippo filed an answer and counterclaim for trademark infringement. On June 12, 2014, LOEC filed its answer to Zippo’s counterclaim and filed its own counterclaim seeking to cancel certain Zippo trademarks based on descriptiveness and for false/fraudulent registration. On July 8, 2014, Zippo responded to LOEC’s counterclaim and included a counterclaim in reply seeking to cancel LOEC’s registered mark for “blu eCigs.” As of October 20, 2014, discovery was commenced with a cut-off date set for January 22, 2015. The trial date is scheduled for April 21, 2015.

In August 2014, Cygnet UK Trading Limited d/b/a blu eCigs (UK) (“Cygnet”) filed for an injunction and declarations with the High Court of Justice in London, England to protect the blu eCigs trademarks in the United Kingdom and throughout the rest of Europe. The injunction seeks to restrain Zippo from threatening Cygnet and others with proceedings in the UK for alleged infringements of Zippo’s trademarks, and the declarations seek to validate Cygnet’s rights to market and sell its products throughout Europe under the blu eCigs brands. Zippo filed a request for additional information in September but has yet to answer the Complaint.

LOEC is also a defendant in two lawsuits filed on June 22, 2012 and March 5, 2014 by Ruyan Investment (Holdings) Limited and its successor company, Fontem Ventures B.V. (“Fontem”) in the United States District Court for the Central District of California, alleging infringement of certain patents owned by Fontem related to electronic cigarette technology. The first case has been stayed pending proceedings before the United States Patent and Trademark Office. In August 2014, Fontem and LOEC filed a joint stipulation to continue the case schedule for sixty days. On August 7, 2014, the Court granted the joint request. The parties thereafter filed a new joint stipulation for an extension of time on October 3, 2014. The Court granted this stipulation shortly thereafter extending all deadlines in the case for sixty additional days.

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

21.	Merger Agreement

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

The Company cannot give any assurance that the Merger and the other related transactions will be completed or that, if completed, they will be exactly on the terms as set forth in the Merger Agreement and the other related transaction agreements. On October 17, 2014, RAI filed with the SEC a registration statement on Form S-4 that includes the preliminary joint proxy statement/prospectus for the Company and RAI in connection with the proposed Merger. On October 17, 2014, the Company also filed the preliminary joint proxy statement/prospectus with the SEC relating to the special meeting of Lorillard shareholders at which, among other matters, Lorillard shareholders will be asked to adopt the Merger Agreement.

As of October 20, 2014, the Company and its board of directors are named as defendants in eleven putative class action lawsuits brought by alleged stockholders challenging the Company’s proposed Merger with RAI. The stockholder actions were filed in July and August, 2014, in the Court of Chancery of the State of Delaware. The complaints allege, among other things, that each member of the Company’s board of directors breached his or her fiduciary duties to the Company’s stockholders by authorizing the proposed Merger of the Company with RAI. The complaints also allege that RAI and, in one instance, British American Tobacco p.l.c. aided and abetted the breaches of fiduciary duty allegedly committed by the members of the Company’s board of directors. The stockholder actions seek injunctive relief enjoining the Merger, damages and reimbursement of costs, among other remedies. The Company and the Company’s board of directors believe that these claims are without merit and intend to defend them vigorously.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our historical consolidated financial statements and the notes related to those financial statements included in this Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 (the “Form 10-Q”). In addition to historical information, the following discussion contains forward-looking statements based on current expectations that involve risks and uncertainties. Investors are cautioned not to place undue reliance on these forward-looking statements. Statements preceded by, followed by or that otherwise include the words “believe,” “expect,” “anticipate,” “intend,” “project,” “estimate,” “plan,” “may increase,” “may fluctuate” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” “may” and “could” are generally forward-looking in nature and are not historical facts. Actual results and the timing of certain events may differ significantly from those projected in such forward-looking statements due to a number of factors, including those risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2013 (the “Form 10-K”) and those risk factors set forth in “Business Environment” below, in Part II, “Item 1A. Risk Factors” and elsewhere in this Form 10-Q. Except for our ongoing obligations to disclose material information under the federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events unless required by law. For any forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States (“GAAP”).

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

The Cigarettes segment consists principally of the operations of Lorillard, Inc., Lorillard Tobacco and related entities. Lorillard Tobacco is the third largest manufacturer of cigarettes in the United States. Founded in 1760, Lorillard Tobacco is the oldest continuously operating tobacco company in the United States. Newport, Lorillard Tobacco’s flagship premium cigarette brand, is the top selling menthol and second largest selling cigarette overall in the United States based on gross units sold in the first nine months of 2014 and in the full year 2013. In addition to the Newport brand, the Lorillard Tobacco product line has four additional brand families marketed under the Kent, True, Maverick and Old Gold brand names. These five cigarette brands include 43 different product offerings which vary in price, taste, flavor, length and packaging.

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

The Company cannot give any assurance that the Merger and the other related transactions will be completed or that, if completed, they will be exactly on the terms as set forth in the Merger Agreement and the other related transaction agreements. On October 17, 2014, RAI filed with the SEC a registration statement on Form S-4 that includes the preliminary joint proxy statement/prospectus for the Company and RAI in connection with the proposed Merger. On October 17, 2014, the Company also filed the preliminary joint proxy statement/prospectus with the SEC relating to the special meeting of Lorillard shareholders at which, among other matters, Lorillard shareholders will be asked to adopt the Merger Agreement.

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

•

The domestic cigarette market, in which we conduct our only significant cigarette business, continues to contract. As a result of price increases, restrictions on advertising, promotions and smoking in public and private facilities, increases in regulation and excise taxes, health concerns, a decline in the social acceptability of smoking, increased pressure from anti-tobacco groups and other factors, domestic cigarette shipments have decreased at a compound rate of approximately 3.8% from 2004 through 2014.

•

Increases in cigarette prices since 1998 have led to an increase in the volume of discount and, specifically, deep discount cigarettes. Cigarette price increases have been driven by increases in federal, state and local excise taxes and by manufacturer price increases. Price increases have led, and continue to lead, to high levels of discounting and other promotional activities for premium brands. Deep discount brands have grown from an estimated domestic shipment share in 1998 of less than 2.0% to an estimated share of 13.9% for the three months ended September 30, 2014, and continue to be a significant competitive factor in the domestic cigarette market. We do not have sufficient empirical data to determine whether the increased price of cigarettes has deterred consumers from starting to smoke or encouraged them to quit smoking, but it is likely that increased prices may have had an adverse effect on consumption and may continue to do so.

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

•

Pursuant to the terms of the FSPTCA, the FDA established the Tobacco Products Scientific Advisory Committee (the “TPSAC”) to evaluate, among other things, the impact of the use of menthol in cigarettes on the public health. In March 2011, the TPSAC issued its report to the FDA (the “TPSAC Menthol Report”) stating that “removal of menthol cigarettes from the marketplace would benefit public health.” On June 27, 2011, the FDA provided a progress report on its review of the science related to menthol cigarettes. In that update, the FDA stated that “[e]xperts within the FDA Center for Tobacco Products are conducting an independent review of the science related to the impact [of menthol] in cigarettes on public health …” On July 21, 2011, TPSAC considered revisions to its report, and the voting members unanimously approved the final report for submission to the FDA with no change in its recommendation. On January 26, 2012, the FDA stated that its independent review had been submitted to the peer review panel and comments had been received from the panel on the report. On July 23, 2013, the FDA made available its preliminary scientific evaluation (“PSE”) of public health issues related to the use of menthol in cigarettes and peer review comments thereto. In the PSE, the FDA concluded that menthol cigarettes likely pose a public health risk above that seen with nonmenthol cigarettes. The FDA also acknowledged that it needed additional information on the impact of menthol in cigarettes. Accordingly, the FDA issued an Advance Notice of Proposed Rulemaking (“ANPRM”) seeking comments on the PSE and requesting additional information related to potential regulatory options it might consider for the regulation of menthol. In addition, the FDA announced that it is funding new research on, among other things, the differences between menthol and nonmenthol cigarettes to obtain information to assist FDA in making informed decisions related to potential regulation of menthol in cigarettes. The FDA established a 60-day comment period for the ANPRM and PSE, and said it will consider all comments and other information submitted to determine what, if any, regulatory action is appropriate. On September 11, 2013, the FDA extended the comment period for an additional 60 days to November 22, 2013. On November 21, 2013, the Company provided comments on the ANPRM and PSE to the FDA. As discussed further below, in July 2014 the U.S. District Court for the District of Columbia enjoined the FDA (i) to reconstitute the TPSAC membership so that it complies with the applicable ethics laws and (ii) from relying on or using the TPSAC Menthol Report in any manner, which may impact the FDA’s timing and process relating to the regulation of the use of menthol in cigarettes.

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

•

In February 2011, we, along with RJR Tobacco, filed a lawsuit in the U.S. District Court for the District of Columbia against the FDA challenging the composition of the TPSAC because of the FDA’s appointment of certain voting members with significant financial conflicts of interest. We believe these members are financially biased because they regularly testify as expert witnesses against tobacco-product manufacturers, and because they are paid consultants for pharmaceutical companies that develop and market smoking-cessation products. The suit similarly challenges the presence of certain conflicted individuals on the Constituents Subcommittee of the TPSAC. The complaint seeks a judgment (i) declaring that, among other things, the appointment of the conflicted individuals to the TPSAC (and its Constituents Subcommittee) was arbitrary, capricious, an abuse of discretion, and otherwise not in compliance with the law because it prevented the TPSAC from preparing a report that was unbiased and untainted by conflicts of interest, and (ii) enjoining the FDA from, among other things, relying on the TPSAC’s Menthol Report. The FDA filed a motion to dismiss this action which the court denied in August 2012. In October 2012, the FDA filed its answer to the amended complaint. The parties completed the briefing for summary judgment motions on September 20, 2013. On July 21, 2014, the District Court denied defendants’ motion for summary judgment and granted, in part, our motion for summary judgment entering an order enjoining the FDA (i) to reconstitute the TPSAC membership so that it complies with the applicable ethics laws and (ii) from relying on or using the TPSAC Menthol Report in any manner. On September 18, 2014, the FDA appealed this decision.

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

•

Electronic cigarettes are generally less regulated than cigarettes. However, on April 25, 2014, the FDA released proposed rules that would extend its regulatory authority to electronic cigarettes and certain other tobacco products under the FSPTCA. We are in the process of reviewing and analyzing the proposed rules and their impact on our electronic cigarette business. We preliminarily note that the proposed rules would require that electronic cigarette manufacturers (i) register with the FDA and report electronic cigarette product and ingredient listings; (ii) market new electronic cigarette products only after FDA review; (iii) only make direct and implied claims of reduced risk if the FDA confirms that scientific evidence supports the claim and that marketing the electronic cigarette product will benefit public health as a whole; (iv) not distribute free samples; (v) implement minimum age and identification restrictions to prevent sales to individuals under age 18; (vi) include a health warning; and (vii) not sell electronic cigarettes in vending machines, unless in a facility that never admits youth. The proposed regulation will be subject to a 75-day public comment period, which was extended by the FDA to August 8, 2014, following which the FDA will finalize the proposed regulation. On August 7, 2014, Lorillard filed comments to the proposed rules. It is not known how long this regulatory process to finalize and implement the rules may take. Accordingly, although we cannot predict the content of any final rules of the proposed or future regulation or the impact they may have, if enacted they could have a material adverse effect on our electronic cigarette business.

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

•

Substantial federal, state and local excise taxes are reflected in the retail price of cigarettes. In 2013, the federal excise tax was $1.0066 per pack and combined state and local excise taxes ranged from $0.17 to $5.85 per pack. During 2013, there were three state excise tax increases implemented including a $1.60 per pack increase in Minnesota, effective July 1, 2013 and a $1.00 per pack increase in Massachusetts, effective July 31, 2013. In addition, in 2012, New Hampshire passed legislation that decreased the cigarette tax by $0.10 per pack, but provided for the tax to revert to the original amount if certain revenue goals were not reached. These goals were not reached and the tax increased by $0.10 per pack on August 1, 2013. There was also a tax increase in Cook County, Illinois of $1.00 per pack, effective March 1, 2013. On June 21, 2010, the New York state legislature approved a $1.60 per pack state excise tax increase that was implemented on July 1, 2010. The federal excise tax on cigarettes increased by $0.6166 per pack to $1.0066 per pack, effective April 1, 2009, to finance health insurance for children. For the nine months ending September 30, 2014, there were two state excise tax increases, $0.13 per pack implemented in the state of Oregon and $0.13 per pack implemented in the state of Vermont, as well as a $0.50 municipal excise tax increase in the City of Chicago, Illinois. It is likely that increases in excise and similar taxes have had an adverse impact on sales of cigarettes and that the most recent increase and future increases, the extent of which cannot be predicted, could result in further volume declines for the cigarette industry, including us, and an increased sales shift toward deep discount cigarettes rather than premium brands. In addition, we and other cigarette manufacturers and importers are required to pay an assessment under a federal law designed to fund payments to tobacco quota holders and growers and are required to pay an annual user fee to the FDA.

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

The following table presents selected Lorillard and industry cigarette shipment data for the three and nine months ended September 30, 2014 and 2013.

Selected Industry Data

	Three Months Ended September 30,		Nine months Ended September 30,
(Volume in billions)	2014	2013	2014	2013
Lorillard total domestic unit volume (1) (3)	10.073	10.271	28.889	29.577
Industry total domestic unit volume (1), (3)	70.687	72.332	199.243	206.541

Lorillard’s premium volume as a percentage of its total volume (2)	86.0%	85.7%	86.2%	85.8%
Newport’s share of Lorillard’s total volume (2)	85.3%	84.9%	85.5%	85.0%
Newport’s share of Lorillard’s Cigarettes Segment net sales (2)	88.4%	88.1%	88.5%	88.2%

(1)	Source: Management Science Associates, Inc. (“MSAI”), an independent third-party database management organization that collects wholesale shipment data from various cigarette manufacturers. MSAI divides the cigarette market into two price segments, the premium price segment and the discount or reduced price segment. MSAI’s information relating to unit sales volume and market share of certain of the smaller, primarily deep discount, cigarette manufacturers is based on estimates derived by MSAI. Management believes that volume and market share information for deep discount manufacturers may be understated.

(2)	Source: Lorillard shipment reports.
(3)	Domestic unit volume includes cigarette units sold as well as promotional units and excludes volumes for Puerto Rico and U.S. Possessions.

The following table presents selected Lorillard and industry retail market share data for the three and nine months ended September 30, 2014 and 2013, based on Lorillard’s proprietary retail shipment database administered by MSAI, which reflects shipments from wholesalers to retailers.

Selected Domestic Retail Cigarette Unit Market Share Data(1)

	Three Months Ended September 30,		Nine months Ended September 30,
	2014	2013	2014	2013
Lorillard’s share of the retail market	15.1%	14.8%	15.1%	14.8%
Lorillard’s share of the premium market	17.5%	17.3%	17.6%	17.3%
Lorillard’s share of the menthol market (2)	40.2%	40.2%	40.4%	40.3%

Newport’s share of the retail market	12.8%	12.5%	12.9%	12.6%
Newport’s share of the premium market	17.4%	17.1%	17.4%	17.1%
Newport’s share of the menthol market (2)	36.9%	37.0%	37.2%	37.1%
Total menthol segment market share for the industry (2)	31.6%	31.4%	31.7%	31.3%
Total discount segment market share for the industry	26.1%	26.6%	26.1%	26.6%

(1)	Source: Lorillard’s proprietary retail shipment database administered by MSAI, which reflect shipments from wholesalers to retailers.
(2)	Lorillard has made certain adjustments to its proprietary retail shipment data to reflect management’s judgment as to which brands are included in the menthol segment.

The market for electronic cigarettes is evolving at a very fast pace and is very fragmented, with many companies competing with similar product offerings. In the competition for retail presence, blu eCigs has begun the process of differentiating itself from the competition with unique technology, impactful displays and point of sale materials. Lorillard will be reporting Nielsen dollar share results for blu and the e-cigarette category going forward. According to Nielsen, blu’s domestic all-outlet dollar market share of electronic cigarettes decreased 15.0 share points to 29.7% for the 13 weeks ending September 27, 2014 versus the year ago 13 week period. The method of distribution for many competing companies is predominately over the internet, with only a small number of competitors currently having a significant presence at retail.

blu Domestic Retail Electronic Cigarette Dollar Market Share Data (3)

13 Week Reporting Periods Ended:

March 23, 2013	35.3%
June 22, 2013	42.0%
September 28, 2013	44.7%
December 21, 2013	45.8%
March 15, 2014	45.0%
July 5, 2014	40.9%
September 27, 2014	29.7%

(3)	Based on Nielsen, ScanTrack Database – All Outlets Combined.

Results of Operations

Three and Nine months Ended September 30, 2014 Compared to the Three and Nine months Ended September 30, 2013

Lorillard Consolidated Results

	Three Months Ended September 30,		Nine months Ended September 30,
	2014	2013	2014	2013
	(in millions)		(in millions)
Net sales (including excise taxes of $507, $517, $1,453 and $1,488)	$1,831	$1,827	$5,222	$5,208
Cost of sales (including excise taxes of $507, $517, $1,453 and $1,488)	1,120	1,158	3,210	3,148

Gross profit	711	669	2,012	2,060
Selling, general and administrative	194	211	491	501

Operating income	517	458	1,521	1,559
Investment income	—	—	6	2
Interest expense	(45)	(45)	(135)	(128)

Income before income taxes	472	413	1,392	1,433
Income taxes	183	155	532	535

Net income	$289	$258	$860	$898

Cigarettes Segment Results

	Three Months Ended September 30,		Nine months Ended September 30,
	2014	2013	2014	2013
	(in millions)		(in millions)
Net sales (including excise taxes of $507, $517, $1,453 and $1,488)	$1,793	$1,764	$5,096	$5,031
Cost of sales (including excise taxes of $507, $517, $1,453 and $1,488)	1,094	1,110	3,120	3,025

Gross profit	699	654	1,976	2,006
Selling, general and administrative	168	196	407	456

Operating income	$531	$458	$1,569	$1,550

Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013

Net sales. Cigarette net sales increased by $29 million, or 1.6%, from $1.764 billion for the three months ended September 30, 2013 to $1.793 billion for the three months ended September 30, 2014. Cigarette net sales increased due to higher average net selling prices of $67 million which reflect price increases in November 2013 and May 2014, partially offset by lower cigarette unit sales volume ($38 million, including $10 million of federal excise tax).

Total Lorillard wholesale cigarette unit volume, which includes Puerto Rico and U.S. Possessions, decreased 2.1% for the third quarter of 2014 compared to the corresponding period of 2013. Puerto Rico and U.S. Possessions declined 15.4% compared to the year ago period, reflecting the continued negative impact of the July 2013 $1.00 per pack excise tax increase in Puerto Rico. Domestic wholesale cigarette unit volume, which excludes Puerto Rico and U.S. Possessions, decreased 1.9% for the third quarter of 2014 compared to the corresponding period of 2013. The Company estimates total cigarette industry domestic wholesale shipments decreased approximately 2.3% for the third quarter of 2014 compared to the third quarter of 2013, marking a meaningful improvement in trend.

Total wholesale unit volume, including Puerto Rico and U.S. Possessions, for Newport, the Company’s flagship brand, decreased 1.6% for the third quarter of 2014 compared to the corresponding period of 2013. Domestic wholesale cigarette unit volume for Newport, which excludes Puerto Rico and U.S. Possessions, decreased 1.4% for the quarter versus year ago. Domestic wholesale shipments for Maverick, the Company’s leading discount brand, decreased 4.0% for the third quarter of 2014 compared to the third quarter of 2013, a sequential improvement over the 6.6% decline experienced in the second quarter of 2014.

Based on Lorillard’s proprietary retail shipment database administered by Management Science Associates, Inc., which measures shipments from wholesale to retail, Lorillard’s third quarter 2014 domestic retail market share increased 0.3 share points versus year ago to 15.1%, its third consecutive full quarter over 15%. Newport’s domestic retail market share was 12.8%, an increase of 0.3 share points compared to the third quarter of 2013. Lorillard’s domestic retail share of the menthol market remained flat at 40.2% for the third quarter of 2014 compared to the corresponding period of 2013. Gains in Newport’s domestic retail market share were primarily attributable to the continued strengthening of Newport Menthol in its core geographies, continued success in expansion markets and the volume impact from the growth of Newport Non-Menthol. The Company also re-launched Newport Non-Menthol Gold in two test markets during the third quarter.

Cost of sales. Cost of sales decreased by $16 million, or 1.4%, from $1.110 billion for the three months ended September 30, 2013 to $1.094 billion for the three months ended September 30, 2014. Cost of sales reflects lower unit sales volume ($13 million, including $10 million of Federal Excise Tax), lower indirect manufacturing costs ($9 million) and a decrease in the Federal Assessment for Tobacco Growers ($2 million), partially offset by higher expenses related to the State Settlement Agreements ($3 million), higher cigarette raw material input costs (primarily tobacco and other direct costs) ($4 million) and higher Food and Drug Administration fees ($1 million). We recorded pre-tax charges for our obligations under the State Settlement Agreements of $372 million and $369 million for the three months ended September 30, 2014 and 2013, respectively, an increase of $3 million. The $3 million increase is primarily due to the impact of the inflation adjustment ($10 million), partially offset by other adjustments ($7 million).

Selling, general and administrative. Selling, general and administrative costs decreased $28 million to $168 million in the three months ended September 30, 2014 compared to the three months ended September 30, 2013, primarily due to the absence of the $79 million in accrued costs related to compensatory damages and statutory interest to dismiss the Evans case incurred in the third quarter of 2013, partially offset by $39 million in costs to satisfy the Alexander judgment including statutory interest and fees, $13 million in costs related to the agreement to merge with RAI and higher legal defense costs related to Engle Progeny litigation.

Nine months Ended September 30, 2014 Compared to the Nine months Ended September 30, 2013

Net sales. Cigarette net sales increased by $65 million, or 1.3%, from $5.031 billion for the nine months ended September 30, 2013 to $5.096 billion for the nine months ended September 30, 2014. Cigarette net sales increased due to higher average net selling prices of $206 million which reflect price increases in June and November 2013 and May 2014, partially offset by lower cigarette unit sales volume ($141 million, including $35 million of federal excise tax).

Total Lorillard wholesale cigarette unit volume, which includes Puerto Rico and U.S. Possessions, decreased 2.8% for the first nine months of 2014 compared to the corresponding period of 2013. Puerto Rico and U.S. Possessions declined 30.0% compared to a year ago period, reflecting the continued negative impact of the July 2013 $1.00 per pack excise tax increase in Puerto Rico. Domestic wholesale cigarette unit volume, which excludes Puerto Rico and U.S. Possessions, decreased 2.3% for the first nine months of 2014 compared to the corresponding period of 2013. The Company estimates total cigarette industry domestic wholesale shipments decreased approximately 3.5% for the first nine months of 2014 compared to the first nine months of 2013.

Total wholesale unit volume for Newport, including Puerto Rico and U.S. Possessions, the Company’s flagship brand, decreased 2.2% for the first nine months of 2014 compared to the corresponding period of 2013. Domestic wholesale cigarette unit volume for Newport, which excludes Puerto Rico and U.S. Possessions, decreased 1.6% for the first nine months of 2014 versus year ago. Domestic wholesale shipments for Maverick, the Company’s leading discount brand, decreased 5.5% for the first nine months of 2014 compared to the first nine months of 2013.

Based on Lorillard’s proprietary retail shipment database administered by Management Science Associates, Inc., which measures shipments from wholesale to retail, Lorillard’s first nine months 2014 domestic retail market share increased 0.3 share points versus year ago to 15.1%. Newport’s domestic retail market share reached 12.9%, an increase of 0.3 share points compared to the first nine months of 2013. Lorillard’s domestic retail share of the menthol market increased 0.1 share points to 40.4% for the first nine months of 2014. Gains in Newport’s domestic retail market share were primarily attributable to the continued strengthening of Newport Menthol in its core geographies, continued success in expansion markets and volume growth from Newport Non-Menthol.

Cost of sales. Cost of sales increased by $95 million, or 3.1%, from $3.025 billion for the nine months ended September 30, 2013 to $3.120 billion for the nine months ended September 30, 2014. Cost of sales reflects higher expenses related to the State Settlement Agreements ($128 million), higher cigarette raw material input costs

(primarily tobacco and other direct costs) ($18 million), higher Food and Drug Administration fees ($4 million), partially offset by lower unit sales volume ($46 million, including $35 million of Federal Excise Tax) and lower indirect manufacturing costs ($9 million). We recorded pre-tax charges for our obligations under the State Settlement Agreements of $1,016 million and $888 million for the nine months ended September 30, 2014 and 2013, respectively, an increase of $128 million. The $128 million increase is primarily due to the absence of the $154 million favorable impact on Lorillard’s tobacco settlement expense of the settlement to resolve certain MSA payment adjustment disputes approved by the arbitration panel in March 2013, the inflation adjustment of $28 million and $4 million unfavorable impact of the reversal of a portion of the 2003 non-participating manufacturer award related to a Missouri court order, partially offset by the favorable impact of $27 million on Lorillard’s tobacco settlement expense in 2014 related to the 2003 non-participating manufacturer arbitration award as a result of the September 2013 arbitration panel determination that six states failed to diligently enforce escrow provisions applicable to non-participating manufacturers, the $14 million favorable impact of the reduction in Lorillard’s MSA payments as a result of the settlement with two more states in June 2014 and other adjustments ($17 million).

Selling, general and administrative. Selling, general and administrative costs decreased $49 million to $407 million in the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013, primarily due to the absence of the $20 million in estimated costs to comply with or otherwise resolve the U.S. Government Case judgment incurred in the first quarter of 2013 and $79 million in accrued costs related to compensatory damages and statutory interest to dismiss the Evans case incurred in the third quarter of 2013, partially offset by $39 million in costs to satisfy the Alexander judgment including statutory interest and fees and $17 million in costs related to the agreement to merge with RAI.

Electronic Cigarettes Segment Results*

	Three Months Ended September 30,		Nine months Ended September 30,
	2014	2013	2014	2013
	(in millions)		(in millions)
Net sales	$38	$63	$126	$177
Cost of sales	26	48	90	123

Gross profit	12	15	36	54
Selling, general and administrative	26	15	84	45

Operating income (loss)	$(14)	$—	$(48)	$9

*	Results for the three and nine months ended September 30, 2013 provided above are not comparable to the results for the three and nine months ended September 30, 2014 as Lorillard purchased the assets and operations of SKYCIG on October 1, 2013.

Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013

Net sales. Net sales for the Electronic Cigarettes segment were $38 million for the three months ended September 30, 2014, compared to $63 million for the three months ended September 30, 2013. The decline in sales of blu eCigs in the U.S. versus year ago reflects a decrease in unit volume. The decrease in unit volume is attributed to two factors. First, an unfavorable comparison to the year ago period that included significant pipeline inventory as the brand was in its initial phase of national expansion. And second, the brand was negatively impacted by competitors’ new national product launches, which were supported by aggressive introductory “free trial” promotional programs. The third quarter launch of blu eCigs cherry disposable products helped contribute a sequential increase in U.S. net sales of $4 million to $37 million for the brand.

blu (U.K.), formerly known as SKYCIG, was acquired on October 1, 2013 and generated $1 million in net sales during the third quarter of 2014. The product offering in the U.K. was re-branded as “blu” and launched at retail during the second quarter of 2014. The launch and retail rollout has been accompanied by introductory levels of advertising and promotional spending. Retail placement and exposure is expected to increase significantly during the fourth quarter of 2014 and 2015, which, along with continued marketing of blu, is expected to drive an increase in net sales.

Based on the Nielsen ScanTrack Database, blu’s domestic U.S. all-outlet dollar market share of electronic cigarettes decreased 15.0 share points to 29.7% for the 13 weeks ending September 27, 2014 versus the year ago 13 week period, tracing to increased competitive activity during this year’s third quarter.

Cost of sales. Cost of sales for the Electronic Cigarettes segment was $26 million for the three months ended September 30, 2014, compared to $48 million for the three months ended September 30, 2013.

Gross profit. Gross profit was $12 million, or 31.6% of net sales, for the three months ended September 30, 2014, compared to $15 million, or 23.8% of net sales, for the three months ended September 30, 2013. Gross profit and gross profit margin for the third quarter ended September 30, 2014 were positively impacted by mix and improved efficiencies within the supply chain.

Selling, general and administrative. Selling, general and administrative costs were $26 million for the three months ended September 30, 2014, compared to $15 million for the three months ended September 30, 2013. Selling, general and administrative costs include incremental costs to launch the blu brand in the U.K. Selling, general and administrative costs for the three months ended September 30, 2014 also include $5 million of amortization related to the SKYCIG brand, partially offset by a fair value adjustment to the SKYCIG earn out liability of $4 million. The fair value ascribed to the SKYCIG brand in connection with the acquisition of £20 million (approximately $33 million at September 30, 2014 exchange rates) is being amortized over an estimated life of 18 months beginning October 1, 2013 after which amortization charges related to the brand will cease.

Operating income (loss). The Electronic Cigarettes segment had an operating loss of $14 million for the three months ended September 30, 2014, compared to operating income of $0 million for the three months ended September 30, 2013. blu (U.K.)’s operating loss was $12 million for the three months ended September 30, 2014.

Nine months Ended September 30, 2014 Compared to the Nine months Ended September 30, 2013

Net sales. Net sales for the Electronic Cigarettes segment were $126 million for the nine months ended September 30, 2014, compared to $177 million for the nine months ended September 30, 2013. The decline in sales of blu eCigs in the U.S. versus year ago reflects a decrease in unit volume as well as the estimated $11 million mix impact of a lower price on rechargeable kits that were introduced in the third quarter of 2013. The decrease in unit volume was partially offset by the launch of blu eCigs cherry disposable products in the third quarter of 2014. The nine months ended September 30, 2013 was also favorably impacted by significant pipeline inventory as the brand was in its initial phase of national expansion. blu (U.K.) was acquired on October 1, 2013 and generated $8 million in net sales during the first nine months of 2014.

Based on the Nielsen ScanTrack Database, blu’s domestic all-outlet dollar market share of electronic cigarettes decreased 3.3 share points to 37.6% for the 39 weeks ending September 27, 2014 versus the year ago 39 week period.

Cost of sales. Cost of sales for the Electronic Cigarettes segment was $90 million for the nine months ended September 30, 2014, compared to $123 million for the nine months ended September 30, 2013.

Gross profit. Gross profit was $36 million, or 28.6% of net sales, for the nine months ended September 30, 2014, compared to $54 million, or 30.5% of net sales, for the nine months ended September 30, 2013. Gross profit and gross profit margin for the first nine months ended September 30, 2014 were negatively impacted by the mix impact of the new, lower priced rechargeable kits as well as higher retail distribution costs, partially offset by the new blu eCigs cherry disposable product launch and improved supply chain efficiencies.

Selling, general and administrative. Selling, general and administrative costs were $84 million for the nine months ended September 30, 2014, compared to $45 million for the nine months ended September 30, 2013. Selling, general and administrative costs include incremental advertising and marketing costs associated with brand-building activities in the U.S. and costs to launch the blu brand in the U.K. Selling, general and administrative costs for the nine months ended September 30, 2014 also include $17 million of amortization related to the SKYCIG brand, partially offset by a fair value adjustment to the SKYCIG earn out liability of $4 million. The fair value ascribed to the SKYCIG brand in connection with the acquisition of £20 million (approximately $33 million at September 30, 2014 exchange rates) is being amortized over an estimated life of 18 months beginning October 1, 2013 after which amortization charges related to the brand will cease.

Operating income (loss). The Electronic Cigarettes segment had an operating loss of $48 million for the nine months ended September 30, 2014, compared to operating income of $9 million for the nine months ended September 30, 2013. blu (U.K.)’s operating loss was $36 million for the nine months ended September 30, 2014.

Lorillard Consolidated Results

Investment income (loss). Investment income was $0 million for the three months ended September 30, 2014 and 2013.

Investment income increased $4 million for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013, and reflects $7 million of interest income related to the 2003 non-participating manufacturer arbitration award in the first quarter of 2014, partially offset by the unfavorable impact of the Missouri court ruling in the second quarter of 2014.

Interest expense. Interest expense increased $0 million and $7 million for the three and nine months ended September 30, 2014, respectively, compared to the three and nine months ended September 30, 2013, and reflects interest on the Senior Notes issued in the second quarter of 2013.

Income taxes. Income taxes increased $28 million, or 18.1%, from $155 million for the three months ended September 30, 2013 to $183 million for the three months ended September 30, 2014. The change reflects an increase in income before income taxes of $59 million, or 14.3%, and an increase in the effective tax rate from 37.5% to 38.8% for the three months ended September 30, 2013 and 2014, respectively. The rate increase is mainly due to non-deductible merger related expenses and United Kingdom foreign tax rate differences that negatively impacted the tax rate.

Income taxes decreased $3 million, or 0.6%, from $535 million for the nine months ended September 30, 2013 to $532 million for the nine months ended September 30, 2014. The change reflects a decrease in income before income taxes of $41 million, or 2.9%, partially offset by an increase in the effective tax rate from 37.3% to 38.2% for the nine months ended September 30, 2013 and 2014, respectively. The rate increase is mainly due to non-deductible merger related expenses and United Kingdom foreign tax rate differences that negatively impacted the tax rate.

Liquidity and Capital Resources

Our cash and cash equivalents of $916 million at September 30, 2014 were invested in prime money market funds.

Our short-term and long-term investments totaled $308 million and $185 million as of September 30, 2014, respectively. Short-term and long-term investments consist of investment grade debt securities, all of which are classified as available for sale.

Cash Flows

Cash flow from operating activities. The principal source of liquidity for our business and operating needs is internally generated funds from our operations. We generated net cash flow from operations of $710 million for the nine months ended September 30, 2014 compared to $735 million for the nine months ended September 30, 2013. The decreased cash flow in 2014 primarily reflects lower net income, a higher decrease in accounts payable and accrued liabilities and a higher decrease in accrued settlement costs, partially offset by lower inventory purchases, lower pension and postretirement benefits contributions and a lower increase in accounts and other receivables.

Cash flow from investing activities. Our cash flows from investing activities used cash of $277 million for the nine months ended September 30, 2014, which consisted of $585 million used for the purchases of investments and $34 million for additions to plant and equipment, partially offset by $342 million received for sales, maturities and calls of investments. This compares to $281 million of cash used for investing activities in the nine months ended September 30, 2013, which consisted of $236 million used for the purchases of investments and $48 million for additions to plant and equipment, partially offset by $3 million received for sales, maturities and calls of investments.

Cash flow from financing activities. Our cash flow from operations has exceeded our working capital and capital expenditure requirements during the nine months ended September 30, 2014. We paid cash dividends to our shareholders of $224 million on March 10, 2014, $222 million on June 10, 2014, $221 million on September 10, 2014, $209 million on March 11, 2013, $208 million on June 10, 2013 and $204 million on September 10, 2013. During the nine months ended September 30, 2014 and 2013, we repurchased shares totaling $314 million and $568 million, respectively.

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

Lorillard Tobacco is the principal, wholly owned operating subsidiary of Lorillard, Inc., and the $750 million aggregate principal amount of 8.125% senior notes issued in June 2009 and due 2019 (the “2019 Notes”), $750 million aggregate principal amount of 6.875% senior notes due 2020, $250 million aggregate principal amount of 8.125% senior notes due 2040, $500 million aggregate principal amount of 3.500% Notes due 2016, 2017 Notes, 2023 Notes, and $250 million aggregate principal amount of 7.000% Notes due 2041 (together, the “Notes”) are unconditionally guaranteed in full on a senior unsecured basis by Lorillard, Inc.

The interest rate payable on the 2019 Notes is subject to incremental increases from 0.25% to 2.00% in the event either Moody’s Investors Services, Inc. (“Moody’s”), Standard & Poor’s Ratings Services (“S&P”) or both Moody’s and S&P downgrade the 2019 Notes below investment grade (Baa3 and BBB- for Moody’s and S&P, respectively). As of September 30, 2014, our debt ratings were Baa2 and BBB- with Moody’s and S&P, respectively, both of which are investment grade.

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

Based on the terms of the settlement, during the first quarter of 2013 Lorillard Tobacco recorded a reduction in its State Settlements liability and expense of $165 million and reduced its April 15, 2013 MSA Annual Payment by the same amount. The reduction was partially offset by an increase of $21 million in the State Settlements liability and expense related to the industry Volume Adjustment Offset associated with the increase in the industry aggregate operating income under the agreements with the previously settled states. During the second quarter of 2013 Lorillard Tobacco recorded a reduction in its State Settlements liability and expense of $12 million as a result of two additional states joining the settlement. The reduction was partially offset by an increase of $1 million in the State Settlements liability and expense related to the industry Volume Adjustment Offset associated with the increase in the industry aggregate operating income under agreements with the previously settled states. During the second quarter of 2014 Lorillard Tobacco recorded a reduction in its State Settlements liability and expense of $14 million as a result of two additional states joining the settlement.

Lorillard Tobacco will continue to pursue these claims against those states that have not settled. Fourteen states that have not joined the settlement have taken action in state court to prevent the settlement from proceeding or to seek other relief related to the settlement. As of October 20, 2014; claims in nine states remain pending as two states withdrew their opposition; one state’s challenge was denied and not appealed and, as noted above, two additional states joined the settlement and indefinitely stayed their challenges. Two of the states also unsuccessfully sought to preliminarily enjoin the implementation of the settlement. There is no assurance that such attempts will be resolved favorably to the Company.

On September 11, 2013, the arbitration panel responsible for adjudicating the 2003 NPM adjustment dispute issued a determination that six states failed to diligently enforce escrow provisions applicable to non-participating manufacturers. The six non-diligent states included Indiana, Kentucky, Missouri, New Mexico, Maryland, and Pennsylvania. Nine other states that did not participate in the settlement were considered by the arbitration panel because the OPMs contested the states’ diligence as well. The arbitration panel found those nine states diligent. As a result of the panel’s ruling, the OPMs are entitled to receive $458 million, plus interest and earnings, with Lorillard Tobacco’s share of the principal amount totaling $47 million. The six non-diligent states filed motions in their state courts to vacate the arbitration panel’s non-diligence findings, although two of the states subsequently joined the settlement and agreed to indefinitely stay their challenges. On March 31, 2014, the MSA Independent Auditor issued final calculations for the April 2014 MSA payments that implement the 2003 NPM Adjustment in that fashion.

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

On July 23, the MSA court in Maryland issued a ruling that denied Maryland’s motions to vacate the settlement and the arbitration panel’s non-diligent determination against Maryland for the 2003 NPM Adjustment. Maryland has appealed the ruling.

Based on the terms of the award, during the first quarter of 2014 Lorillard Tobacco recorded a reduction in its State Settlements liability and expense of $37 million and recorded $7 million as an increase to investment income related to interest earned on the proceeds from the 2003 NPM Adjustment award, including funds paid into and released from the Disputed Payments Account (“DPA”). On July 22, 2014, the MSA Independent Auditor issued revised final calculations for the April 2014 MSA payments requiring payment of a portion of the DPA earnings to the states that did not settle, which Lorillard has disputed and paid $2 million into the DPA pending its resolution. The reduction was partially offset by an increase of $6 million in the State Settlements liability and expense related to the industry Volume Adjustment Offset associated with the increase in the industry aggregate operating income under the agreements with the previously settled states.

In addition, in connection with the MSA, the Original Participating Manufacturers entered into an agreement to establish a $5.2 billion trust fund payable between 1999 and 2010 to compensate the tobacco growing communities in 14 states (the “Trust”). Payments to the Trust ended in 2005 as a result of an assessment imposed under a federal law, enacted in 2004, repealing the federal supply management program for tobacco growers. Under the law, tobacco quota holders and growers will be compensated over 10 years with payments totaling $10.1 billion, funded by an assessment on tobacco manufacturers and importers. Payments under the law to qualifying tobacco quota holders and growers commenced in 2005 and are now complete. Lorillard Tobacco’s final payment was made on September 30, 2014. Lorillard recorded pretax charges for its obligations under the law of $28 million and $92 million for the three and nine months ended September 30, 2014 and $30 million and $92 million for the three and nine months ended September 30, 2013, respectively.

Contractual Cash Payment Obligations

The following chart presents our contractual cash payment obligations of Lorillard as of September 30, 2014:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In millions)
Senior notes	$3,500	$—	$500	$2,000	$1,000
Interest payments related to notes	1,789	198	544	237	810
Leaf Purchase obligations	101	101	—	—	—
Contractual purchase obligations	51	51	—	—	—
Operating lease obligations	6	3	2	1	—

Total	$5,447	$353	$1,046	$2,238	$1,810

As of September 30, 2014, we do not believe that we will make any payments in the next twelve months related to gross unrecognized tax benefits. We cannot make a reasonably reliable estimate of the amount of liabilities for unrecognized tax benefits that may result in cash settlements for periods beyond twelve months.

As previously discussed, we have entered into the State Settlement Agreements which impose a stream of future payment obligations on us and the other major U.S. cigarette manufacturers. Our portion of ongoing adjusted settlement payments, including fees to settling plaintiffs’ attorneys, are based on a number of factors which are described above. Our cash payment under the State Settlement Agreements in 2013 amounted to $1.20 billion, net of the NPM settlement credit of $177 million, and we estimate our cash payments in 2014 under the State Settlement Agreements will be between $1.35 billion and $1.40 billion, primarily based on 2013 estimated industry volume. Payment obligations are not incurred until the related sales occur and therefore are not reflected in the above table. The 2014 estimated cash payments include the favorable impact of the release from the DPA on April 15, 2014 of $47 million as a result of the September 2013 arbitration panel determination that six states failed to diligently enforce escrow provisions applicable to non-participating manufacturers.

Off-Balance Sheet Arrangements

None.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Market Risk

We invest in financial instruments that involve market risk. Our measure of market risk exposure represents an estimate of the change in fair value of our financial instruments. Market risk exposure is presented below for each class of financial instrument we held at September 30, 2014, assuming immediate adverse market movements of the magnitude described. We believe that the rate of adverse market movement represents a measure of exposure to loss under hypothetically assumed adverse conditions. The estimated market risk exposure represents the hypothetical loss to future earnings and does not represent the maximum possible loss nor any expected actual loss, even under adverse conditions, because actual adverse fluctuations would likely differ. In addition, since our investment portfolio is subject to change based on its portfolio management strategy as well as in response to changes in the market, these estimates are not necessarily indicative of the actual results which may occur. The market risk exposure represents the potential loss in carrying value and pretax impact to future earnings caused by the hypothetical change in price.

Exposure to market risk is managed and monitored by senior management. Senior management approves our overall investment strategy and has the responsibility to ensure that the investment positions are consistent with that strategy with an acceptable level of risk.

Interest rate risk. Our cash and cash equivalents consist of money market funds with major financial institutions. Our short and long-term investments are made up of available-for-sale securities which include corporate debt securities, U.S. Government agency obligations, commercial paper and international government obligations. All of our investments are exposed to fluctuations in interest rates. A sensitivity analysis, based on a hypothetical 1% increase or decrease in interest rates on our average 2014 investments, would cause an increase or decrease in pretax income of approximately $11 million for the nine months ended September 30, 2014.

Our debt is denominated in US Dollars and has been issued at a fixed rate. In September 2009, we entered into interest rate swap agreements for a total notional amount of $750 million to hedge changes in fair value of the Notes due to changes in the designated benchmark interest rate. Changes in the fair value of the derivative are recorded in earnings along with offsetting adjustments to the carrying amount of the hedged debt. A sensitivity analysis, based on a hypothetical 1% change in LIBOR, would cause an increase or decrease in pretax income of approximately $6 million for the nine months ended September 30, 2014.

Liquidity risk. We may be forced to cash settle all or a portion of our derivative contracts before the expiration date if our debt rating is downgraded below Ba2 by Moody’s or BB by S&P. This could have a negative impact on our cash position. Early cash settlement would result in the timing of our hedge settlement not being matched to the cash settlement of the debt. As of September 30, 2014, our debt ratings were Baa2 and BBB- with Moody’s and S&P, respectively, both of which are above the ratings at which settlement of our derivative contracts would be required. See Note 13, “Derivative Instruments,” to the Consolidated Condensed Financial Statements for additional information on derivatives.

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

As of October 20, 2014, Lorillard Tobacco is a defendant in approximately 6,475 tobacco-related lawsuits, including approximately 646 cases in which Lorillard, Inc. is a co-defendant. Lorillard, Inc. is a defendant in two cases in which Lorillard Tobacco is not a defendant. These cases, which are extremely costly to defend, could result in substantial judgments against Lorillard Tobacco and/or Lorillard, Inc.

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

Plaintiffs have been awarded damages, including punitive damages, from Lorillard Tobacco in Conventional Product Liability Cases.

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

                        On July 30, 2014, a verdict was returned in Major v. R.J. Reynolds Tobacco Company, et al. (California Superior Court, Los Angeles County), a case in which plaintiff alleged that the smoker’s injuries were caused by asbestos fiber and tobacco smoke inhalation. Lorillard Tobacco was the sole defendant at trial. The jury awarded plaintiff $2,736,700 in economic compensatory damages and $15,000,000 in non-economic compensatory damages, for a total compensatory damages award of $17,736,700. Punitive damages were not at issue in this trial. The jury apportioned 50% of the fault for the smoker’s injuries to the smoker, 17% to Lorillard Tobacco, and 33% to exposure to cigarettes manufactured by companies other than Lorillard Tobacco. The jury found that exposure to asbestos was not a substantial factor in the smoker’s injuries. On August 25, 2014, the Court entered judgment awarding plaintiff $2,550,000 in non-economic damages (which represents Lorillard Tobacco’s 17% share as found by the jury) and the amount of $1,368,350 in economic damages (under California law, Lorillard Tobacco is responsible for the amount of non-economic damages that the jury found was the fault of anyone other than plaintiff, not just its 17% share), for a total award against Lorillard Tobacco of $3,918,350. On September 17, 2014, Lorillard Tobacco filed a motion for a new trial and a motion for judgment notwithstanding the verdict. As of October 20, 2014, the Court had not ruled on these motions.

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

The 2006 ruling by the Florida Supreme Court in Engle also permitted members of the Engle class to file individual claims, including claims for punitive damages. The Florida Supreme Court held that these individual plaintiffs are entitled to rely on a number of the jury’s findings in favor of the plaintiffs in the first phase of the Engle trial. These findings included that smoking cigarettes causes a number of diseases; that cigarettes are addictive or dependence-producing; and that the defendants, including Lorillard Tobacco and Lorillard, Inc., were negligent, breached express and implied warranties, placed cigarettes on the market that were defective and unreasonably dangerous, and concealed or conspired to conceal the risks of smoking. Lorillard Tobacco is a defendant in approximately 3,733 cases pending in various state and federal courts in Florida that were filed by members of the Engle class (the “Engle Progeny Cases”), including 639 cases in which Lorillard, Inc. is a co-defendant. Lorillard, Inc. is a defendant in one Engle Progeny case in which Lorillard Tobacco is not a defendant.

As of October 20, 2014, trial was not underway in any Engle Progeny Cases in which Lorillard Tobacco or Lorillard, Inc.is a defendant. As of October 20, 2014, Lorillard Tobacco and Lorillard, Inc. are defendants in Engle Progeny Cases that have been placed on courts’ 2014 and 2015 trial calendars or in which specific trial dates have been set. Trial schedules are subject to change and it is not possible to predict how many of the Engle Progeny Cases pending against Lorillard Tobacco or Lorillard, Inc. will be tried in 2014 and 2015. It also is not possible to predict whether some courts will implement procedures that consolidate multiple Engle Progeny Cases for trial.

Trials of some of the Engle Progeny Cases have resulted in verdicts that have awarded damages from cigarette manufacturers, including us.

As of October 20, 2014, Lorillard has been a defendant in twenty Engle Progeny Cases tried to a verdict. Plaintiffs in sixteen Engle Progeny Cases were awarded compensatory damages from Lorillard Tobacco. In fifteen of these cases the damages were awarded by the jury, and in one case the court entered an order following trial that awarded plaintiff compensatory damages. In four of the sixteen cases, plaintiffs were awarded punitive damages from Lorillard Tobacco. Lorillard, Inc. was a defendant in one of these sixteen cases at the time of verdict. The sixteen cases are listed below in the order in which the verdicts were returned:

•

In Mrozek v. Lorillard Tobacco Company (Circuit Court, Fourth Judicial Circuit, Duval County, Florida), the jury awarded plaintiff a total of $6 million in compensatory damages and $11.3 million in punitive damages in March 2011. The jury apportioned 35% of the fault for the smoker’s injuries to the smoker and 65% to Lorillard Tobacco. The final judgment entered by the trial court reflected the jury’s verdict and awarded plaintiff $3,900,588 in compensatory damages and $11,300,000 in punitive damages plus the applicable statutory rates of annual interest. In December 2012, the Florida First District Court of Appeal affirmed the final judgment awarding compensatory and punitive damages and Lorillard Tobacco’s motion for rehearing of the appellate court opinion was denied in February 2013. In March 2013, Lorillard Tobacco filed a notice with the Florida Supreme Court seeking review of the appellate court decision. On February 13, 2014, the Florida Supreme Court declined to grant review of this case. In March 2014, Lorillard Tobacco amended the bond necessary to maintain a stay on payment of the final judgment. On March 28, 2014, Lorillard Tobacco filed a petition with the United States Supreme Court, seeking review of the due process issue, and requested that the petition be held and resolved in the same manner as the Duke, Walker, and Brown cases, also pending before the United States Supreme Court. On June 9, 2014, the United States Supreme Court denied the petitions seeking review. The trial court announced on June 25, 2014 that it had granted Lorillard Tobacco’s motion to determine the applicable rates of post-judgment interest that were in dispute. On June 27, 2014, Lorillard Tobacco made a payment of $17,500,197 to satisfy the final judgment awarding compensatory and punitive damages and post-judgment interest. On July 25, 2014, the court entered an order confirming satisfaction of judgment. On July 28, 2014, plaintiff appealed the order determining the rate of post-judgment interest payable on the final judgment, and that appeal remained pending as of October 20, 2014. The Florida First District Court of Appeal provisionally granted plaintiff’s motion for intermediate appellate court attorneys’ fees, ruling that the trial court is authorized to award appellate fees if the trial court determines entitlement to attorneys’ fees. In June 2013, the trial court granted plaintiff’s motion for entitlement to trial court attorneys’ costs and fees and also determined that plaintiff was entitled to intermediate appellate court attorneys’ fees. As of October 20, 2014, the trial court had not determined the amount of trial court or intermediate appellate court fees to award. On February 13, 2014, the Florida Supreme Court provisionally granted plaintiff’s motion for attorneys’ fees in connection with the appeal to the Florida Supreme Court in the amount of $2,500, conditioned on the trial court’s determination of entitlement.

•

In Tullo v. R.J. Reynolds Tobacco Company, et al. (Circuit Court, Fifteenth Judicial Circuit, Palm Beach County, Florida), the jury awarded plaintiff a total of $4.5 million in compensatory damages in April 2011. The jury assessed 45% of the fault to the smoker, 5% to Lorillard Tobacco and 50% to other defendants. The jury did not award punitive damages to the plaintiff. The court entered a final judgment that awarded plaintiff $225,000 in compensatory damages from Lorillard Tobacco plus 6% annual interest. Defendants noticed an appeal from the final judgment to the Florida Fourth District Court of Appeal. In August 2013, the Florida Fourth District Court of Appeal affirmed the final judgment. On October 16, 2013, defendants filed a notice with the Florida Supreme Court seeking review of the appellate court decision. On March 10, 2014, the trial court entered an order confirming that Lorillard Tobacco had satisfied the judgment awarding compensatory damages and post-judgment interest for an amount totaling approximately $263,400. On March 18, 2014, Lorillard Tobacco filed a notice of voluntary dismissal of their petition seeking review of the Florida Supreme Court and the Court entered an order dismissing the petition for review as to Lorillard Tobacco on May 21, 2014. The Florida Supreme Court declined to accept review of the petition as to the other defendants. The Florida Fourth District Court of Appeal provisionally granted plaintiff’s motion for appellate attorneys’ fees, ruling that the trial court is authorized to award appellate fees if the trial court determines entitlement to such attorneys’ fees. As of October 20, 2014, the trial court had not determined the amount of trial court costs or appellate court fees to award.

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

•

In Sury v. R.J. Reynolds Tobacco Company, et al. , (Circuit Court, Fourth Judicial Circuit, Duval County, Florida), in November 2011, the jury awarded plaintiff $1,000,000 in compensatory damages and assessed 60% of the responsibility for the decedent’s injuries to the decedent, 20% to Lorillard Tobacco and 20% to R.J. Reynolds. The jury returned a verdict for the defendants regarding whether punitive damages were warranted. In March 2012, the court entered a final judgment against defendants in the amount of $1,000,000, jointly and severally, plus 4.75% annual interest, declining to apply the jury’s comparative fault findings to causes of action alleging intentional conduct. On June 24, 2013, the Florida First District Court of Appeal affirmed the final judgment. Defendants’ motion for rehearing of this decision with the Florida First District Court of Appeal was denied in August 2013. The Florida Supreme Court declined review of the intermediate appellate court decision in January 2014. On March 28, 2014, defendants filed a petition with the United States Supreme Court, seeking review of the due process issue, and requested that the petition be held and resolved in the same manner as the Duke, Walker, and Brown cases, also pending before the United States Supreme Court. On June 9, 2014, the United States Supreme Court denied the petitions seeking review. On June 19, 2014, Lorillard Tobacco made a payment of $1,659,674 to satisfy the final judgment awarding compensatory damages plus post judgment interest, trial level attorneys’ fees and costs, and Florida Supreme Court fees. The Court entered an order confirming satisfaction of judgment on July 24, 2014. In June 2013, the First District Court of Appeal determined that plaintiff was entitled to attorneys’ fees in connection with the appeal to the First District Court of Appeal and directed the trial court to determine the amount. As of October 20, 2014, the trial court had not determined the amount.

•

In Alexander v. Lorillard Tobacco Company, et al. (Circuit Court, Eleventh Judicial Circuit, Miami-Dade County, Florida) the jury awarded plaintiff $20,000,000 in compensatory damages and $25,000,000 in punitive damages in February and March 2012. Lorillard Tobacco is the only defendant in this case. The jury apportioned 20% of the fault for the smoker’s injuries to the smoker and 80% to Lorillard Tobacco. In March 2012, the court entered a final judgment that applied the jury’s comparative fault determination to the court’s award of compensatory damages, awarding the plaintiff $16,000,000 in compensatory damages and $25,000,000 in punitive damages from Lorillard Tobacco. In May 2012, the court granted a motion by Lorillard Tobacco to lower the amount of compensatory damages and reduced the amount awarded to $10,000,000 from Lorillard Tobacco. Other post-trial motions challenging the verdict were denied. The court entered an amended final judgment that applied the jury’s comparative fault determination to the court’s award of compensatory damages, awarding the plaintiff $8,000,000 in compensatory damages and $25,000,000 in punitive damages. The court also awarded plaintiff post-judgment interest (based on a statutory rate) on the compensatory and punitive damages. Lorillard Tobacco noticed an appeal from the amended final judgment to the Florida Third District Court of Appeal. On September 4, 2013, the Florida Third District Court of Appeal affirmed the amended final judgment awarding compensatory and punitive damages. Lorillard Tobacco’s motion for rehearing of this decision with the Florida Third District Court of Appeal was denied in October 2013. Lorillard Tobacco filed a petition with the Florida Supreme Court seeking review of the intermediate appellate court decision in November 2013, and this petition was denied on September 9, 2014. On September 23, 2014, Lorillard Tobacco made a payment of $38,960,916 to resolve all damages, costs and fees, and post-judgment interest. Plaintiff filed a satisfaction of judgment on September 29, 2014 and the Court confirmed satisfaction of judgment on October 3, 2014. This case is now concluded.

•

In Calloway v. R.J. Reynolds Tobacco Company, et al. (Circuit Court, Seventeenth Judicial Circuit, Broward County, Florida), the jury awarded plaintiff and a daughter of the decedent a total of $20,500,000 in compensatory damages in May 2012. The jury apportioned 20.5% of the fault for the smoker’s injuries to the smoker, 27% to R.J. Reynolds, 25% to Philip Morris, 18% to Lorillard Tobacco, and 9.5% to Liggett. The jury awarded $12,600,000 in punitive damages from Lorillard Tobacco and $42,250,000 from the other defendants, for a total punitive damages award of $54,850,000. In August 2012, the court granted a post-trial motion by the defendants and lowered the compensatory damages award to $16,100,000. The court also ruled that the jury’s finding on the plaintiff’s percentage of comparative fault would not be applied to reduce the compensatory damage award because the jury found in favor of the plaintiff on her claims alleging intentional conduct. In August 2012, the court entered final judgment against defendants in the amount of $16,100,000 in compensatory damages, jointly and severally, and $54,850,000 in punitive damages. Lorillard Tobacco is liable for $12,600,000 of the total punitive damages award. The court also awarded plaintiff post-judgment interest (based on a statutory rate) on the compensatory and punitive damages, which totaled approximately $1.8 million as of October 20, 2014 based on the jury-apportioned fault for Lorillard Tobacco. The final judgment also granted plaintiff’s application for trial court costs and attorneys’ fees, but as of October 20, 2014, the trial court had not awarded an amount. Defendants have noticed an appeal from the final judgment to the Florida Fourth District Court of Appeal. On March 31, 2014, plaintiff filed a motion with the Florida Fourth District Court of Appeal seeking attorneys’ fees in connection with the appeal to the Fourth District. As of October 20, 2014, the Florida Fourth District Court of Appeal had not ruled on this motion.

•

In Evers v. R.J. Reynolds Tobacco Company, et al. (Circuit Court, Thirteenth Judicial Circuit, Hillsborough County, Florida), the jury awarded plaintiff and the estate of the decedent a total of $3,230,000 in compensatory damages in February 2013. The jury apportioned 31% of the fault for the smoker’s injuries to the smoker, 60% to R.J. Reynolds and 9% to Lorillard Tobacco. The jury found that punitive damages against Lorillard Tobacco were not warranted and awarded $12,362,042 in punitive damages from R.J. Reynolds Tobacco Company. The Court granted a post-trial motion by R.J. Reynolds for a directed verdict on punitive damages and, as a result, the jury’s punitive damages award was set aside. The Court denied a motion filed by the plaintiff to reconsider the directed verdict. At a post-trial hearing, the plaintiff waived entitlement to the jury’s loss of services award which amounted to $280,000 of the total compensatory damages award. In May 2013, the court entered a final judgment that applied the jury’s comparative fault determinations and awarded plaintiff and the estate of the decedent $2,035,500 in compensatory damages ($265,500 from Lorillard Tobacco), plus the statutory rate of interest. Plaintiff and defendants have both appealed the final judgment to the Florida Second District Court of Appeal. Plaintiff also filed a motion for entitlement to trial attorneys’ fees and costs. As of October 20, 2014, the trial court had not ruled on this motion. On May 23, 2014, plaintiff filed a motion with the Florida Second District Court of Appeal seeking attorneys’ fees in connection with the appeal to the Second District. As of October 20, 2014, the Florida Second District Court of Appeal had not ruled on this motion.

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

•

In Gafney v. R.J. Reynolds Tobacco Company, et al. (Circuit Court, Fifteenth Judicial Circuit, Palm Beach County, Florida), the jury awarded plaintiff a total of $5,800,000 in compensatory damages in September 2013. The jury apportioned 34% of the fault for the smoker’s injuries to the smoker, 33% to R.J. Reynolds, and 33% to Lorillard Tobacco. Lorillard, Inc. was also a defendant in this trial but damages and comparative fault were not assessed separately for Lorillard, Inc. Because the jury found in favor of the defendants on the claims alleging intentional conduct, the plaintiff was not entitled to punitive damages. On September 26, 2013, the Court entered a final judgment that applied the jury’s comparative fault determinations and awarded the plaintiff a total of $3,828,000 in compensatory damages ($1,914,000 from Lorillard Tobacco), plus the statutory rate of interest. Defendants’ post-trial motions challenging the verdict were denied in November 2013. Defendants have noticed an appeal from the final judgment to the Florida Fourth District Court of Appeal. Plaintiff has filed a motion with the trial court seeking entitlement to attorneys’ fees and costs. As of October 20, 2014, the trial court had not ruled on this motion.

•

In Burkhart v. R.J. Reynolds Tobacco Company, et al. (Federal Court, Middle District, Jacksonville, Florida), the jury awarded plaintiff a total of $5,000,000 in compensatory damages on May 15, 2014. The jury apportioned 50% of the fault for the smoker’s injuries to the smoker, 25% to R.J. Reynolds, 15% to Philip Morris, and 10% to Lorillard Tobacco. The jury awarded $500,000 in punitive damages from Lorillard Tobacco and $2,000,000 from the other defendants for a total punitive damages award of $2,500,000. The Court ruled that the jury’s finding on the plaintiff’s percentage of comparative fault would not be applied to reduce the compensatory damage award because the jury found in favor of the plaintiff on her claims alleging intentional conduct. On June 11, 2014, the Court entered a final judgment against defendants in the amount of $5,000,000 in compensatory damages, jointly and severally, and $2,500,000 ($500,000 from Lorillard Tobacco) in punitive damages, plus the statutory rate of interest. The Court denied defendants post-trial motions challenging the verdict. On October 10, 2014, defendants filed a notice of appeal from the final judgment with the Eleventh Circuit Court of Appeals. The final judgment also granted plaintiff entitlement to trial court costs, but as of October 20, 2014, the trial court had not awarded an amount. Plaintiff’s motion for attorneys’ fees and costs was denied.

•

In Harris v. R.J. Reynolds Tobacco Company, et al. (Federal Court, Middle District, Jacksonville, Florida), on July 31, 2014, the jury found that one of the smoker’s alleged Engle qualifying diseases did not manifest prior to the cut-off period for membership in the Engle class, and that the smoker’s other alleged Engle qualifying disease was not caused by the smoker’s addiction to cigarettes containing nicotine. However, the jury awarded compensatory damages on plaintiff’s survival and wrongful death claims in the total amount of $1,726,650. The jury apportioned 60% of the fault for the smoker’s injuries to the smoker, 15% to Philip Morris, 15% to R.J. Reynolds, and 10% to Lorillard Tobacco, in connection with plaintiff’s survival claims. The jury apportioned 70% of the fault for the smoker’s injuries to the smoker, 10% to Philip Morris, 10% to R.J. Reynolds, and 10% to Lorillard Tobacco, in connection with plaintiff’s wrongful death claims. Because the jury found in favor of the defendants on the claims alleging intentional conduct, the plaintiff was not entitled to punitive damages. On August 13, 2014, defendants filed a motion for entry of judgment in favor of all defendants, arguing that the jury’s findings establish that the smoker was not an Engle class member. As of October 20, 2014, the Court had not ruled on this motion.

•

In Irimi v. R.J. Reynolds Tobacco Company, et al. (Circuit Court, Seventeenth Judicial Circuit, Broward County, Florida), the jury awarded plaintiff a total of $3,123,437 in compensatory damages on August 28, 2014. The jury apportioned 70% of the fault for the smoker’s injuries to the smoker, 14.5% to Lorillard Tobacco, 14.5% to R.J. Reynolds, and 1% to Liggett. Because the jury found in favor of the defendants on the claims alleging intentional conduct, the plaintiff was not entitled to punitive damages. Defendants have filed post-trial motions challenging the verdict and plaintiff has filed a motion for a new trial on the issue of entitlement to punitive damages. As of October 20, 2014, the Court had not ruled on defendants’ motions. On September 11, 2014, plaintiff filed a motion for attorneys’ fees and costs and a motion to tax costs. As of October 20, 2014, the Court had not ruled on plaintiff’s motions.

•

In Lourie v. R.J. Reynolds Tobacco Company, et al. (Circuit Court, Thirteenth Judicial Circuit, Hillsborough County, Florida), the jury awarded plaintiff and a son of the decedent a total of $1,371,549 in compensatory damages on October 10, 2014. The jury apportioned 63% of the fault for the smoker’s injuries to the smoker, 27% to Philip Morris, 7% to Lorillard Tobacco, and 3% to R.J. Reynolds. The jury found that punitive damages were not warranted against any of the defendants. A deadline to file post-trial motions was pending as of October 20, 2014.

Since the Florida Supreme Court issued its 2006 ruling, through October 20, 2014 verdicts have been returned in 121 Engle Progeny Cases in which neither Lorillard Tobacco nor Lorillard, Inc. were defendants. Juries awarded compensatory damages and punitive damages in 38 of these trials. In 37 of those 38 trials, the amount of punitive damages awarded totaled approximately $791.3 million and ranged from $20,000 to $244 million. In July

2014, punitive damages of $23.6 billion were awarded in one of these cases. As of October 20, 2014, this award was subject to challenge through post-trial motions and the appellate process. In 34 of the trials, juries awarded only compensatory damages, and in one trial the jury had not yet decided the amount of punitive damages to award. In the 48 other trials, juries found in favor of the defendants. In some of the trials decided in the defendants’ favor, plaintiffs have filed motions challenging the verdicts and in some cases, appeals from final judgments are pending before various Florida circuit and intermediate appellate courts. As of October 20, 2014, one verdict in favor of the defendants has been reversed on appeal and returned to the trial court for a new trial on all issues. It is not possible to predict the final outcome of this litigation.

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

In 2009, a three-judge panel of the U.S. Court of Appeals for the District of Columbia Circuit upheld substantially all of the District Court’s final judgment and remedial order. In June 2010, the U.S. Supreme Court denied the parties’ petitions seeking review of the case. The case was remanded to the District Court, for implementation of the Court of Appeals’ directions in its 2009 ruling and for entry of an amended final judgment. As of October 20, 2014, the District Court had not entered the amended final judgment addressing all of the directions from the Court of Appeals, although, as described above, it had entered its order setting forth the language of the corrective statements, and the consent order regarding implementation of the corrective statements. Defendants have filed a notice of appeal regarding the corrective statements.

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

On April 25, 2014, the FDA released proposed rules that would extend its regulatory authority to electronic cigarettes and certain other tobacco products under the FSPTCA. We are in the process of reviewing and analyzing the proposed rules and their impact on our electronic cigarette business. We preliminarily note that the proposed rules would require that electronic cigarette manufacturers (i) register with the FDA and report electronic cigarette product and ingredient listings; (ii) market new electronic cigarette products only after FDA review; (iii) only make direct and implied claims of reduced risk if the FDA confirms that scientific evidence supports the claim and that marketing the electronic cigarette product will benefit public health as a whole; (iv) not distribute free samples; (v) implement minimum age and identification restrictions to prevent sales to individuals under age 18; (vi) include health warnings; and (vii) not sell electronic cigarettes in vending machines, unless in a facility that never admits youth. The proposed regulation was subject to a 75-day public comment period, which was extended by the FDA to August 8, 2014, following which the FDA was to finalize the proposed regulation. On August 7, 2014, Lorillard filed comments to the proposed rules. It is not known how long this regulatory process to finalize and implement the rules may take. Accordingly, although we cannot predict the content of any final rules of the proposed or future regulation or the impact they may have, if enacted they could have a material adverse effect on our electronic cigarette business.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated as of July 15, 2014, among Lorillard, Inc., Reynolds American Inc. and Lantern Acquisition Co., incorporated herein by reference to Exhibit 2.1 to our Current Report on Form 8-K (File No. 1-34097) filed on July 15, 2014

3.1	Amended and Restated Certificate of Incorporation of Lorillard, Inc., as of May 14, 2013, incorporated herein by reference to Exhibit 3.1 to our Current Report on Form 8-K (File No. 1-34097) filed on May 14, 2013

3.2	Amended and Restated Bylaws of Lorillard, Inc., as of May 14, 2013, incorporated herein by reference to Exhibit 3.2 to our Current Report on Form 8-K filed (File No. 1-34097) on May 14, 2013

3.3	Certificate of Amendment of Certificate of Incorporation of Lorillard Tobacco Company and Certificate of Incorporation of Lorillard Tobacco Company, incorporated herein by reference to Exhibit 3.3 to Lorillard, Inc.’s Registration Statement on Form S-3 (File No. 333-159902) filed on June 11, 2009

3.4	Bylaws of Lorillard Tobacco Company, incorporated herein by reference to Exhibit 3.4 to Lorillard, Inc.’s Registration Statement on Form S-3 (File No. 333-159902) filed on June 11, 2009

4.1	Specimen certificate for shares of common stock of Lorillard, Inc., incorporated herein by reference to Exhibit 4.1 to our Amended Registration Statement on Form S-4 (File No. 333-149051) filed on May 9, 2008

4.2	Indenture, dated June 23, 2009, among Lorillard Tobacco Company, Lorillard, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee, incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K (File No. 1-34097) filed on June 23, 2009

4.3	First Supplemental Indenture, dated June 23, 2009, among Lorillard Tobacco Company, Lorillard, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee, incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K (File No. 1-34097) filed on June 23, 2009

4.4	Second Supplemental Indenture, dated April 12, 2010, among Lorillard Tobacco Company, Lorillard, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee, incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K (File No. 1-34097) filed on April 12, 2010

4.5	Third Supplemental Indenture, dated August 4, 2011, among Lorillard Tobacco Company, Lorillard, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee, incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K (File No. 1-34097) filed on August 4, 2011

4.6	Fourth Supplemental Indenture, dated August 21, 2012, among Lorillard Tobacco Company, Lorillard, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee, incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K (File No. 1-34097) filed on August 21, 2012

4.7	Fifth Supplemental Indenture, dated May 20, 2013, among Lorillard Tobacco Company, Lorillard, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee, incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K (File No. 1-34097) filed on May 20, 2013

4.8	Form of 8.125% Senior Note due 2019 of Lorillard Tobacco Company, incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K (File No. 1-34097) filed on June 23, 2009

4.9	Form of 6.875% Senior Note due 2020 of Lorillard Tobacco Company, incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K (File No. 1-34097) filed on April 12, 2010

4.10	Form of 8.125% Senior Note due 2040 of Lorillard Tobacco Company, incorporated by reference to Exhibit 4.4 to our Current Report on Form 8-K (File No. 1-34097) filed on April 12, 2010

4.11	Form of 3.500% Senior Note due 2016 of Lorillard Tobacco Company, incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K (File No. 1-34097) filed on August 4, 2011

4.12	Form of 7.000% Senior Note due 2041 of Lorillard Tobacco Company, incorporated by reference to Exhibit 4.4 to our Current Report on Form 8-K (File No. 1-34097) filed on August 4, 2011

4.13	Form of 2.300% Senior Note due 2017 of Lorillard Tobacco Company, incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K (File No. 1-34097) filed on August 21, 2012

4.14	Form of 3.750% Senior Note due 2023 of Lorillard Tobacco Company, incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K (File No. 1-34097) filed on May 20, 2013

4.15	Form of Guarantee Agreement of Lorillard, Inc. for the 8.125% Senior Notes due 2019 of Lorillard Tobacco Company, incorporated by reference to Exhibit 4.4 to Lorillard, Inc.’s Current Report on Form 8-K (File No, 1-34097) filed on June 23, 2009

4.16	Form of Guarantee Agreement of Lorillard, Inc. for the 6.875% Senior Notes due 2020 of Lorillard Tobacco Company, incorporated by reference to Exhibit 4.5 to our Current Report on Form 8-K (File No. 1-34097) filed on April 12, 2010

4.17	Form of Guarantee Agreement of Lorillard, Inc. for the 8.125% Senior Notes due 2040 of Lorillard Tobacco Company, incorporated by reference to Exhibit 4.6 to our Current Report on Form 8-K (File No. 1-34097) filed on April 12, 2010

4.18	Form of Guarantee Agreement of Lorillard, Inc. for the 3.500% Senior Notes due 2016 of Lorillard Tobacco Company, incorporated by reference to Exhibit 4.5 to our Current Report on Form 8-K (File No. 1-34097) filed on August 4, 2011

4.19	Form of Guarantee Agreement of Lorillard, Inc. for the 7.000% Senior Notes due 2041 of Lorillard Tobacco Company, incorporated by reference to Exhibit 4.6 to our Current Report on Form 8-K (File No. 1-34097) filed on August 4, 2011

4.20	Form of Guarantee Agreement of Lorillard, Inc. for the 2.300% Senior Notes due 2017 of Lorillard Tobacco Company, incorporated by reference to Exhibit 4.4 to our Current Report on Form 8-K (File No. 1-34097) filed on August 21, 2012

4.21	Form of Guarantee Agreement of Lorillard, Inc. for the 3.750% Senior Notes due 2023 of Lorillard Tobacco Company, incorporated by reference to Exhibit 4.4 to our Current Report on Form 8-K (File No. 1-34097) filed on May 20, 2013

10.1	Separation Agreement between Loews Corporation and Lorillard, Inc., Lorillard Tobacco Company, Lorillard Licensing Company, LLC, One Park Media Services, Inc. and Plisa, S.A., incorporated herein by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q (File No. 1-34097) filed on August 7, 2008

10.2	Comprehensive Settlement Agreement and Release with the State of Florida to settle and resolve with finality all present and future economic claims by the State and its subdivisions relating to the use of or exposure to tobacco products, incorporated herein by reference to Exhibit 10 to Loews’s Report on Form 8-K (File No. 1-6541) filed September 5, 1997

10.3	Comprehensive Settlement Agreement and Release with the State of Texas to settle and resolve with finality all present and future economic claims by the State and its subdivisions relating to the use of or exposure to tobacco products, incorporated herein by reference to Exhibit 10 to Loews’s Report on Form 8-K (File No. 1-6541) filed February 3, 1998

10.4	State of Minnesota Settlement Agreement and Stipulation for Entry of Consent Judgment to settle and resolve with finality all claims of the State of Minnesota relating to the subject matter of this action which have been or could have been asserted by the State, incorporated herein by reference to Exhibit 10.1 to Loews’s Report on Form 10-Q for the quarter ended March 31, 1998 (File No. 1-6541) filed May 15, 1998

10.5	State of Minnesota Consent Judgment relating to the settlement of tobacco litigation, incorporated herein by reference to Exhibit 10.2 to Loews’s Report on Form 10-Q for the quarter ended March 31, 1998 (File No. 1-6541) filed May 15, 1998

10.6	State of Minnesota Settlement Agreement and Release relating to the settlement of tobacco litigation, incorporated herein by reference to Exhibit 10.3 to Loews’s Report on Form 10-Q for the quarter ended March 31, 1998 (File No. 1-6541) filed May 15, 1998

10.7	State of Minnesota State Escrow Agreement relating to the settlement of tobacco litigation, incorporated herein by reference to Exhibit 10.6 to Loews’s Report on Form 10-Q for the quarter ended March 31, 1998 (File No. 1-6541) filed May 15, 1998

10.8	Stipulation of Amendment to Settlement Agreement and For Entry of Agreed Order, dated July 2, 1998, regarding the settlement of the State of Mississippi health care cost recovery action, incorporated herein by reference to Exhibit 10.1 to Loews’s Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 1-6541) filed August 14, 2008

10.9	Mississippi Fee Payment Agreement, dated July 2, 1998, regarding the payment of attorneys’ fees, incorporated herein by reference to Exhibit 10.2 to Loews’s Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 1-6541) filed August 14, 2008

10.10	Stipulation of Amendment to Settlement Agreement and For Entry of Consent Decree, dated July 24, 1998, regarding the settlement of the Texas health care cost recovery action, incorporated herein by reference to Exhibit 10.4 to Loews’s Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 1-6541) filed on August 14, 2008

10.11	Texas Fee Payment Agreement, dated July 24, 1998, regarding the payment of attorneys’ fees, incorporated herein by reference to Exhibit 10.5 to Loews’s Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 1-6541) filed on August 14, 2008

10.12	Stipulation of Amendment to Settlement Agreement and For Entry of Consent Decree, dated September 11, 1998, regarding the settlement of the Florida health care cost recovery action, incorporated herein by reference to Exhibit 10.1 to Loews’s Report on Form 10-Q for the quarter ended September 30, 1998 (File No. 1-6541) filed November 17, 2008

10.13	Florida Fee Payment Agreement, dated September 11, 1998, regarding the payment of attorneys’ fees, incorporated herein by reference to Exhibit 10.2 to Loews’s Report on Form 10-Q for the quarter ended September 30, 1998 (File No. 1-6541) filed November 17, 2008

10.14	Master Settlement Agreement with 46 states, the District of Columbia, the Commonwealth of Puerto Rico, Guam, the U.S. Virgin Islands, American Samoa and the Northern Marianas to settle the asserted and unasserted health care cost recovery and certain other claims of those states, incorporated herein by reference to Exhibit 10 to Loews’s Current Report on Form 8-K (File No. 1-6541) filed November 25, 1998

10.16	Lorillard, Inc. 2008 Incentive Compensation Plan as amended and restated May 15, 2014, incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 1-34097) filed on May 16, 2014†

10.17	Form of Lorillard, Inc. indemnification agreement for directors and executive officers, incorporated herein by reference to Exhibit 10.19 to our Amended Registration Statement on Form S-4 (File No. 333-149051) filed on May 9, 2008†

10.18	Form of Severance Agreement for named executive officers other than the Chief Executive Officer, as amended†*

10.20	Form of Stock Appreciation Rights Award Certificate, incorporated herein by reference to Exhibit 10.7 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 1-34097) filed on November 4, 2008†

10.21	Form of Stock Option Award Certificate, incorporated herein by reference to Exhibit 10.22 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (File No. 1-34097) filed on May 6, 2010†

10.22	Form of Restricted Stock Award Certificate, incorporated herein by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (File No. 1-34097) filed on May 5, 2009†

10.23	Form of Restricted Stock Unit Award Certificate, incorporated herein by reference to Exhibit 10.24 to our Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 1-34097) filed on February 21, 2012†

10.24	Credit Agreement, dated July 10, 2012, among Lorillard Tobacco Company, as borrower, Lorillard, Inc., as parent guarantor, the lenders referred to therein, and JPMorgan Chase Bank, N.A., as Administrative Agent, incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 1-34097) filed on July 10, 2012

10.26	Offer Letter between Lorillard, Inc. and Murray S. Kessler, dated August 12, 2010, incorporated herein by reference to Exhibit 10.3 to our Current Report on Form 8-K (File No. 1-34097) filed on August 12, 2010†

10.27	Severance Agreement between Lorillard, Inc. and Murray S. Kessler, dated October 11, 2010, as amended†*

10.28	Asset Purchase Agreement, dated April 24, 2012, among, Lorillard Holding Company, Inc., formerly known as LRDHC, Inc., and BLEC, LLC, Intermark Brands, LLC and QSN Technologies, LLC, incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (File No. 1-34097) filed on April 27, 2012 ‡

11.10	Statement regarding computation of earnings per share. (See Note 14, “Earnings Per Share,” to the Consolidated Condensed Financial Statements.)*

31.1	Certification by the Chief Executive Officer of Lorillard, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a)*

31.2	Certification by the Chief Financial Officer of Lorillard, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a)*

32.1	Certification by the Chief Executive Officer and Chief Financial Officer of Lorillard, Inc. pursuant to 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002)*

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

*	Filed herewith.
**	Pursuant to applicable securities laws and regulations, the Company is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Company has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fails to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.
#	Confidential treatment has been granted for certain portions of this exhibit pursuant to an order under the Exchange Act of 1934, as amended, which portions have been omitted and filed separately with the Securities and Exchange Commission.
†	Management or compensatory plan or arrangement required to be filed pursuant to Item 601(b)(10) of Regulation S-K.
‡	Schedules and exhibits to Exhibit 2.1, the Asset Purchase Agreement, have been omitted pursuant to Item 601 (b)(2) of Regulation S-K. The Registrant hereby undertakes to furnish supplemental copies of any omitted schedules upon request by the Securities and Exchange Commission

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 23, 2014

LORILLARD, INC.

By:	/s/ Murray S. Kessler
	Name:	Murray S. Kessler
	Title:	Chairman, President and
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ David H. Taylor
	Name:	David H. Taylor
	Title:	Executive Vice President, Finance and
Planning and Chief Financial Officer (Principal Financial Officer)