Form 10-K/A
period 2013-12-31
LORILLARD, INC.
filed 2014-11-18
CIK 1424847

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE

This amendment to Lorillard, Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2013, originally filed on February 21, 2014, is filed solely for the purpose of re-filing the Section 302 certifications on Exhibits 31.1 and 31.2 to include in the introductory part of paragraph 4 thereof the reference to the certifying officers’ responsibility for establishing and maintaining internal control over financial reporting. This amendment does not reflect events occurring after the filing of the original Form 10-K and, other than the re-filing of the referenced certifications, does not modify or update the disclosures in the original Form 10-K in any way.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 18, 2014.

LORILLARD, INC.

By:	/s/ Murray S. Kessler
	Name:	Murray S. Kessler
	Title:	Chairman, President and Chief Executive Officer (Principal Executive Officer)

EXHIBIT INDEX

31.1	Certification by the Chief Executive Officer of Lorillard, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification by the Chief Financial Officer of Lorillard, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a)