Form 10-K
period 2014-12-31
LORILLARD, INC.
filed 2015-02-12
CIK 1424847

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐     No  ☒

The aggregate market value of voting and non-voting common equity of the registrant held by nonaffiliates of the registrant as of June 30, 2014 was $22.0 billion.

Class	Outstanding at February 6, 2015
Common Stock, $0.01 par value	360,047,231 shares

DOCUMENTS INCORPORATED BY REFERENCE:

The information required by this item will be contained in our proxy statement for our 2015 Annual Meeting of Shareholders to be filed pursuant to Section 14 of the Exchange Act, and is incorporated herein by reference.

i

INTRODUCTORY NOTE

On July 15, 2014, Lorillard, Inc. announced that it had entered into a merger agreement with Reynolds American Inc. (“RAI”) and a wholly owned subsidiary of RAI (the “Merger”). Unless stated otherwise, all forward-looking information contained in this report does not take into account or give any effect to the impact of the proposed merger. For additional details regarding the proposed merger, see Note 24 to our consolidated financial statements, “Merger Agreement and Merger-Related Litigation,” contained in Part II, Item 8, of this report, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Part II, Item 7, of this report and “Risk Factors” contained in Part I, Item 1A, of this report.

ii

Unless otherwise indicated or the context otherwise requires, references to “Lorillard”, “we,” “us” and “our” refer to Lorillard, Inc., a Delaware corporation, and its subsidiaries. “Lorillard, Inc.” refers solely to the parent company and “Lorillard Tobacco” refers solely to Lorillard Tobacco Company, the principal subsidiary of Lorillard, Inc. “LOEC” or “blu eCigs” refers to LOEC, Inc.(d/b/a blu eCigs), a subsidiary of Lorillard, Inc. “Cygnet,” “SKYCIG” or “blu(U.K.)” refers to Cygnet UK Trading Limited, trading as SKYCIG or blu (U.K.), a subsidiary of Lorillard, Inc.

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

•

continued intense competition from other cigarette and electronic cigarette manufacturers, including significant levels of promotional activities in cigarettes and electronic cigarettes and the presence of a sizable deep discount category in cigarettes;

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

Overview

Lorillard is the third largest manufacturer of cigarettes in the United States. Founded in 1760, Lorillard is the oldest continuously operating tobacco company in the United States. Newport, our flagship premium cigarette brand, is the top selling menthol and second largest selling cigarette brand overall in the United States based on gross units sold in 2014. The Newport brand, which includes both menthol and non-menthol product offerings, accounted for approximately 86.5% of our consolidated net sales for the fiscal year ended December 31, 2014. In addition to the Newport brand, our product line has four additional brand families marketed under the Kent, True, Maverick, and Old Gold brand names. These five brands include 45 different product offerings which vary in price, taste, flavor, length and packaging. In 2014, we shipped 39.0 billion cigarettes, all of which were sold in the United States and certain U.S. possessions and territories. Lorillard, through its other subsidiaries, is also a leading global electronic cigarette company, marketed under the blu eCigs brand. Newport, Kent, True, Maverick, Old Gold, blu eCigs and SKYCIG are the registered trademarks of Lorillard and its subsidiaries. We sold substantially all of our major cigarette trademarks outside of the United States in 1977. We maintain our headquarters and manufacture all of our traditional cigarette products in Greensboro, North Carolina.

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

On July 15, 2014, Lorillard Inc., Reynolds American Inc., a North Carolina corporation (“RAI”), and Lantern Acquisition Co., a Delaware corporation and a wholly owned subsidiary of RAI (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which, subject to the satisfaction or waiver of certain conditions, Merger Sub will merge with and into Lorillard Inc. (the “Merger”), with Lorillard Inc. surviving as a wholly owned subsidiary of RAI. Refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments” contained in Part II, Item 7, of this report for additional information.

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

Electronic cigarettes are generally less regulated than cigarettes. Accordingly, a wider variety of marketing programs are available. The predominant forms of advertising and promotion in the electronic cigarette industry are television, print advertising, sampling events and web based advertising. blu eCigs requires all purchasers of their electronic cigarettes to be at least 18 years of age in both the U.S. and U.K. During 2012, the FDA indicated that it intends to regulate electronic cigarettes under the FSPTCA through the issuance of deeming regulations that would include electronic cigarettes under the definition of a “tobacco product” under the FSPTCA subject to the FDA’s jurisdiction. On April 25, 2014, FDA issued a proposed rule that would include electronic cigarettes under the definition of “tobacco product”, and opened a docket for public comment. As of February 6, 2015, the FDA has not issued a final rule on this matter.

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

As of December 31, 2014, we had approximately 500 direct buying customers servicing more than 400,000 retail accounts for our cigarettes. We do not sell cigarettes directly to consumers. During 2014, 2013, and 2012, sales made by us to the McLane Company, Inc. comprised 29%, 29% and 29%, respectively, of our cigarette revenues. No other customer accounted for more than 10% of 2014, 2013 or 2012 cigarette revenues. We do not have any written sales agreements with our customers, including the McLane Company, Inc. that provide for any backlog orders.

Most of our customers buy cigarettes on a next-day-delivery basis. Customer orders are shipped from public distribution warehouses via third party carriers. We do not ship products directly to retail stores. In 2014, approximately 99% of our customers purchased cigarettes using electronic funds transfer, which provides immediate payment to us.

As of December 31, 2014, we had approximately 400 direct buying customers providing blu eCigs electronic cigarettes to approximately 176,000 retail accounts in the U.S. blu (U.K.) sells electronic cigarettes through retail outlets in the U.K. We also sell electronic cigarettes directly to adult consumers over the internet. We do not have any written sales agreements with our customers that provide for any backlog orders for electronic cigarettes. Customer orders are shipped primarily from a public distribution warehouse via third party carriers.

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

We purchased approximately 80%, 86% and 90% of our leaf tobacco from 3, 4 and 4 suppliers in 2014, 2013 and 2012, respectively. If these suppliers become unwilling or unable to supply leaf tobacco to us, we believe that we can readily obtain high quality leaf tobacco from well-established, alternative industry sources. However, we believe that such high quality leaf tobacco may not be available at prices comparable to those we pay currently.

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

All raw materials used in the manufacture of our electronic cigarettes, with the exception of the liquid flavorings used by blu eCigs in the U.S., are produced by various suppliers located in Asia. The liquid flavorings used in our blu eCigs electronic cigarettes products in the U.S., which have varieties with and without nicotine, are manufactured in the U.S. and exported to Asian based manufacturers for assembly. All of our electronic cigarettes are manufactured and assembled in Asia and imported to the United States for blu eCigs and United Kingdom for blu (U.K.).

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

•

identifying and investigating, through the use of internal and external resources, suspect constituents of cigarette and electronic products or their components to determine the feasibility of reduction or elimination;

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

Tobacco-related research activities include: the analysis of cigarette components, including cigarette paper, filters, tobacco and ingredients, including menthol; analysis of mainstream smoke; and modification of cigarette design. We employ advanced scientific equipment in our research efforts, including gas chromatographs, liquid chromatographs, and mass spectrometers coupled with gas and liquid chromatographs. We use this equipment to structurally identify and measure the amount of chemical compounds found in cigarette smoke and various tobaccos. These measurements allow us to better understand the relationship between the tobacco, cigarette construction, and the smoke yielded from cigarettes. In addition, advanced analytical instrumentation is utilized to develop, validate, and apply analytical methods to determine the chemical compositions of e-liquids, e-cigarette aerosols, and exhaled vapor. Also, advanced biological techniques are developed and used to test the biological impact of tobacco smoke and e-cigarette aerosols on cells and advance our understanding of potential biomarkers for disease risk.

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

Employees

As of December 31, 2014, we had approximately 2,900 full-time employees. As of that date, approximately 1,100 of those employees were represented by labor unions covered by two collective bargaining agreements. Local Union #317T Greensboro of the Bakery, Confectionery, Tobacco Workers and Grain Millers International Union (AFL-CIO-CLC) represents workers at our Greensboro cigarette manufacturing plant. In August 2011, a new collective bargaining agreement covering this Union was approved, which expires in September 2015. Workers at our Danville, Virginia tobacco storage facility are also represented by Local Union #317T Danville of the Bakery, Confectionery, Tobacco Workers and Grain Millers International Union (AFL-CIO-CLC). In March 2012, a new collective bargaining agreement covering Local Union #317T of Danville was approved, which expires in April 2016. We have historically had an amicable relationship with the unions representing our employees.

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

Please read the sections entitled “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Business Environment” and “—Selected Industry and Domestic Cigarette Retail Market Share Data” beginning on pages 47 and 51, respectively, for additional information.

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

During 2012, the FDA indicated that it intends to regulate electronic cigarettes under the FSPTCA through the issuance of deeming regulations that would include electronic cigarettes under the definition of a “tobacco product” under the FSPTCA subject to the FDA’s jurisdiction. On April 25, 2014, FDA issued a proposed rule that would include electronic cigarettes under the definition of “tobacco product”, and opened a docket for public comment. As of February 6, 2015, the FDA had not issued its final regulation on this matter. We cannot predict the scope of such regulations or the impact they may have on our electronic cigarette business, though if enacted, they could have a material adverse effect on our electronic cigarette business in the future.

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

Agencies of state governments also have issued publications regarding ETS, including reports by California entities that were published in 1997, 1999 and 2006. In the 2006 study, the California Air Resources Board determined that ETS is a toxic air contaminant. Based on these or other findings, public health concerns regarding ETS have led and could continue to lead to the imposition of additional restrictions on public smoking, including bans, which could have a material adverse effect on our business, financial condition, results of operations and cash flows in the future.

State and Local Regulation

Many state, local and municipal governments and agencies, as well as private businesses, have adopted legislation, regulations or policies which prohibit or restrict, or are intended to discourage the use of cigarettes and electronic cigarettes, including legislation, regulations or policies prohibiting or restricting smoking in various places such as public buildings and facilities, stores, restaurants and bars and on airline flights and in the workplace.

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

Excise Taxes and Assessments

Cigarettes are subject to substantial federal, state and local excise taxes in the United States and, in general, such taxes have been increasing. Effective April 1, 2009, the federal excise tax on cigarettes increased to $50.33 per thousand cigarettes (or $1.0066 per pack of 20 cigarettes) from $19.50 per thousand cigarettes (or $0.39 per pack of 20 cigarettes). State excise taxes, which are levied upon and paid by the distributors, are also in effect in the fifty states, the District of Columbia and many municipalities. During 2014, there were two state excise tax increases, $0.13 per pack implemented in the state of Oregon and $0.13 per pack implemented in the state of Vermont, as well as municipal excise tax increases that included a $2.00 per pack increase in Philadelphia, Pennsylvania, a $0.50 per pack increase in the City of Chicago, Illinois, and a $0.04 per pack excise tax increase in the District of Columbia. For the twelve months ended December 31, 2014, the combined state and municipal taxes ranged from $0.17 to $6.16 per pack of cigarettes.

A federal law enacted in October 2004 repealed the federal supply management program for tobacco growers and compensated tobacco quota holders and growers with payments to be funded by an assessment on tobacco manufacturers and importers. Cigarette manufacturers and importers were responsible for paying 88.2% of a $10.14 billion payment to tobacco quota holders and growers over a ten-year period which expired in the third quarter of 2014. The law provides that payments were based on shipments for domestic consumption.

Electronic cigarettes are generally not subject to federal, state and local excise taxes. However, two states have imposed an excise tax on electronic cigarettes and certain other jurisdictions are considering imposing excise taxes and other restrictions on electronic cigarettes.

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

Risks Related to our Pending Merger with Reynolds American Inc.

The completion of the Merger is subject to certain conditions, including, among others, regulatory approval and the absence of legal restraints prohibiting the completion of the Merger. Each party’s obligation to consummate the Merger is also subject to the accuracy of the representations and warranties of the other party (subject to certain qualifications and exceptions) and the performance in all material respects of the other party’s covenants under the Merger Agreement, including, with respect to us, certain covenants regarding operation of our business prior to completion of the Merger. As a result of these conditions, we cannot assure you that the Merger will be completed or that, if completed, it will be exactly on the terms set forth in the Merger Agreement. If the Merger is not completed for any reason, we expect that we would continue to be managed by our current management, under the direction of our board of directors.

If the proposed Merger is not completed, our stock price will likely fall to the extent that the current market price of our common stock reflects an assumption that a transaction will be completed. In addition, the failure of the proposed Merger to be completed may result in negative publicity and/or a negative impression of us in the investment community and may affect our relationship with employees, customers and other partners in the business community.

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

Some plaintiffs in our litigation and constituencies, including the FDA and other public health agencies, have claimed or expressed concerns that mentholated cigarettes may pose greater health risks and may impact public health more than non-mentholated cigarettes, including concerns that mentholated cigarettes may make it easier to start smoking and harder to quit, and may seek restrictions or a ban on the production and sale of mentholated cigarettes. For example, in 2014 the European Union adopted a ban on the sale of characterizing flavors in cigarettes, including menthol, which will become effective in 2022. Any ban or material limitation on the use of menthol in cigarettes would materially adversely affect our results of operations, cash flow and financial condition.

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

As of February 6, 2015, Lorillard Tobacco is a defendant in approximately 6,228 product liability cases, including approximately 636 cases in which Lorillard, Inc. is a co-defendant. Lorillard, Inc. is a defendant in one case in which Lorillard Tobacco is not a defendant. In addition to the product liability cases, Lorillard Tobacco and, in some instances, Lorillard, Inc., are defendants in Filter Cases, Tobacco-Related Antitrust Cases, and MSA-Related Cases. These cases, which are extremely costly to defend, could result in substantial judgments against Lorillard Tobacco and/or Lorillard, Inc.

Numerous legal actions, proceedings and claims arising out of the sale, distribution, manufacture, development, advertising, marketing and claimed health effects of cigarettes are pending against Lorillard Tobacco and Lorillard, Inc., and it is likely that similar claims will continue to be filed for the foreseeable future. Lorillard Tobacco is a defendant in 61 Filter cases. Lorillard, Inc. is a co-defendant in two of the 61 Filter Cases that are pending against Lorillard Tobacco. Lorillard, Inc. is also a defendant in one additional Filter case in which Lorillard Tobacco is not a defendant. Lorillard Tobacco is a defendant in one Tobacco-Related Antitrust case. Lorillard, Inc. is not a defendant in this case. In addition, several cases have been filed against Lorillard Tobacco and other tobacco companies challenging certain provisions of the MSA among major tobacco manufacturers and 46 states and various other governments and jurisdictions, and state statutes promulgated to carry out and enforce the MSA.

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

On July 30, 2014, a verdict was returned in Major v. R.J. Reynolds Tobacco Company, et al. (California Superior Court, Los Angeles County), a case in which plaintiff alleged that the smoker’s injuries were caused by asbestos fiber and tobacco smoke inhalation. Lorillard Tobacco was the sole defendant at trial. The jury awarded plaintiff $2,736,700 in economic compensatory damages and $15,000,000 in non-economic compensatory damages, for a total compensatory damages award of $17,736,700. Punitive damages were not at issue in this trial. The jury apportioned 50% of the fault for the smoker’s injuries to the smoker, 17% to Lorillard Tobacco, and 33% to exposure to cigarettes manufactured by companies other than Lorillard Tobacco. The jury found that exposure to asbestos was not a substantial factor in the smoker’s injuries. On August 25, 2014, the Court entered judgment awarding plaintiff $2,550,000 in non-economic damages (which represents Lorillard Tobacco’s 17% share as found by the jury) and the amount of $1,368,350 in economic damages (under California law, Lorillard Tobacco is responsible for the amount of economic damages that the jury found was the fault of anyone other than plaintiff, not just its 17% share), for a total award against Lorillard Tobacco of $3,918,350. On September 17, 2014, Lorillard Tobacco filed a motion for a new trial and a motion for judgment notwithstanding the verdict, which the Court denied on October 28, 2014. On November 17, 2014, the Court granted in part and denied in part plaintiff’s motion for trial court costs and pre-judgment interest on the damages award, determining that pre-judgment interest accrued over an approximately 5 year period, excluding an approximately 6 year period during which the case was dismissed prior to re-filing. On November 26, 2014, Lorillard Tobacco noticed an appeal to the California Second District. Court of Appeal from the final judgment awarding compensatory damages and the order granting in part trial court costs and pre-judgment interest. Plaintiff has also noticed an appeal from the order denying in part pre-judgment interest.

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

The 2006 ruling by the Florida Supreme Court in Engle also permitted members of the Engle class to file individual claims, including claims for punitive damages. The Florida Supreme Court held that these individual plaintiffs are entitled to rely on a number of the jury’s findings in favor of the plaintiffs in the first phase of the Engle trial. These findings included that smoking cigarettes causes a number of diseases; that cigarettes are addictive or dependence-producing; and that the defendants, including Lorillard Tobacco and Lorillard, Inc., were negligent, breached express and implied warranties, placed cigarettes on the market that were defective and unreasonably dangerous, and concealed or conspired to conceal the risks of smoking. Lorillard Tobacco is a defendant in approximately 3,611 cases pending in various state and federal courts in Florida that were filed by members of the Engle class (the “Engle Progeny Cases”), including 633 cases in which Lorillard, Inc. is a co-defendant. Lorillard, Inc. is a defendant in one Engle Progeny case in which Lorillard Tobacco is not a defendant.

As of February 6, 2015, trial was underway in two Engle Progeny Cases in which Lorillard Tobacco.is a defendant: Caprio v. R.J. Reynolds Tobacco Company, et al. (State Court, Broward County, Florida) and Landau v. R.J. Reynolds Tobacco Company, et al. (Federal Court, Middle District, Jacksonville, Florida). Lorillard, Inc. is not a defendant in either of these trials. As of February 6, 2015, Lorillard Tobacco and Lorillard, Inc. are defendants in Engle Progeny Cases that have been placed on courts’ 2015 trial calendars or in which specific trial dates have been set. Trial schedules are subject to change and it is not possible to predict how many of the Engle Progeny Cases pending against Lorillard Tobacco or Lorillard, Inc. will be tried in 2015. It also is not possible to predict whether some courts will implement procedures that consolidate multiple Engle Progeny Cases for trial.

Trials of some of the Engle Progeny Cases have resulted in verdicts that have awarded damages from cigarette manufacturers, including us.

As of February 6, 2015, Lorillard has been a defendant in twenty-one Engle Progeny Cases tried to a verdict. Plaintiffs in seventeen Engle Progeny Cases were awarded compensatory damages from Lorillard Tobacco. In sixteen of these cases the damages were awarded by the jury, and in one case the court entered an order following trial that awarded plaintiff compensatory damages. In four of the seventeen cases, plaintiffs were awarded punitive damages from Lorillard Tobacco. Lorillard, Inc. was a defendant in one of these seventeen cases at the time of verdict. The seventeen cases are listed below in the order in which the verdicts were returned:

•

In Mrozek v. Lorillard Tobacco Company (Circuit Court, Fourth Judicial Circuit, Duval County, Florida), the jury awarded plaintiff a total of $6 million in compensatory damages and $11.3 million in punitive damages in March 2011. The jury apportioned 35% of the fault for the smoker’s injuries to the smoker and 65% to Lorillard Tobacco. The final judgment entered by the trial court reflected the jury’s verdict and awarded plaintiff $3,900,588 in compensatory damages and $11,300,000 in punitive damages plus the applicable statutory rates of annual interest. In December 2012, the Florida First District Court of Appeal affirmed the final judgment awarding compensatory and punitive damages and Lorillard Tobacco’s motion for rehearing of the appellate court opinion was denied in February 2013. In March 2013, Lorillard Tobacco filed a notice with the Florida Supreme Court seeking review of the appellate court decision. On February 13, 2014, the Florida Supreme Court declined to grant review of this case. In March 2014, Lorillard Tobacco amended the bond necessary to maintain a stay on payment of the final judgment. On March 28, 2014, Lorillard Tobacco filed a petition with the United States Supreme Court, seeking review of the due process issue, and requested that the petition be held and resolved in the same manner as the Duke, Walker, and Brown cases, also pending before the United States Supreme Court. On June 9, 2014, the United States Supreme Court denied the petitions seeking review. The trial court announced on June 25, 2014 that it had granted Lorillard Tobacco’s motion to determine the applicable rates of post-judgment interest that were in dispute. On June 27, 2014, Lorillard Tobacco made a payment of $17,500,197 to satisfy the final judgment awarding compensatory and punitive damages and post-judgment interest. On July 25, 2014, the court entered an order confirming satisfaction of judgment. On July 28, 2014, plaintiff appealed the order determining the rate of post-judgment interest payable on the final judgment, and that appeal remained pending as of February 6, 2015. The Florida First District Court of Appeal provisionally granted plaintiff’s motion for intermediate appellate court attorneys’ fees, ruling that the trial court is authorized to award appellate fees if the trial court determines entitlement to attorneys’ fees. In June 2013, the trial court granted plaintiff’s motion for entitlement to trial court attorneys’ costs and fees and also determined that plaintiff was entitled to intermediate appellate court attorneys’ fees. As of February 6, 2015, the trial court had not determined the amount of trial court or intermediate appellate court fees to award. On February 13, 2014, the Florida Supreme Court provisionally granted plaintiff’s motion for attorneys’ fees in connection with the appeal to the Florida Supreme Court in the amount of $2,500, conditioned on the trial court’s determination of entitlement.

•

In Tullo v. R.J. Reynolds Tobacco Company, et al. (Circuit Court, Fifteenth Judicial Circuit, Palm Beach County, Florida), the jury awarded plaintiff a total of $4.5 million in compensatory damages in April 2011. The jury assessed 45% of the fault to the smoker, 5% to Lorillard Tobacco and 50% to other defendants. The jury did not award punitive damages to the plaintiff. The court entered a final judgment that awarded plaintiff $225,000 in compensatory damages from Lorillard Tobacco plus 6% annual interest. Defendants noticed an appeal from the final judgment to the Florida Fourth District Court of Appeal. In August 2013, the Florida Fourth District Court of Appeal affirmed the final judgment. On October 16, 2013, defendants filed a notice with the Florida Supreme Court seeking review of the appellate court decision. On March 10, 2014, the trial court entered an order confirming that Lorillard Tobacco had satisfied the judgment awarding compensatory damages and post-judgment interest for an amount totaling approximately $263,400. On March 18, 2014, Lorillard Tobacco filed a notice of voluntary dismissal of their petition seeking review of the Florida Supreme Court and the Court entered an order dismissing the petition for review as to Lorillard Tobacco on May 21, 2014. The

Florida Supreme Court declined to accept review of the petition as to the other defendants. Plaintiff is not entitled to recover trial or appellate fees from Lorillard Tobacco. As of February 6, 2015, the trial court had not determined the amount of trial or appellate court costs to award.

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

•

In Jewett v. R.J. Reynolds Tobacco Company, et al. (Circuit Court, Fourth Judicial Circuit, Duval County, Florida), the jury awarded the estate of the decedent $692,981 in compensatory damages and awarded the plaintiff $400,000 for loss of companionship in May 2011. The jury assessed 70% of the responsibility for the decedent’s injuries to the decedent, 20% to R.J. Reynolds and 10% to Lorillard Tobacco. The jury did not award punitive damages to the plaintiff. The final judgment entered by the trial court reflected the jury’s verdict and awarded plaintiff a total of $109,298 from Lorillard Tobacco plus 6% annual interest. In November 2012, the Florida First District Court of Appeal reversed the judgment awarding compensatory damages and ordered the case returned to the trial court for a new trial. In January 2013, the appellate court denied a motion filed by the plaintiff for rehearing of the decision reversing the judgment. Both the plaintiff and defendants filed notices with the Florida Supreme Court seeking review of the appellate court decision. On February 14, 2014, the Florida Supreme Court declined to grant review of this case. As of February 6, 2015, a new trial date had not been set.

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

•

In Sury v. R.J. Reynolds Tobacco Company, et al., (Circuit Court, Fourth Judicial Circuit, Duval County, Florida), in November 2011, the jury awarded plaintiff $1,000,000 in compensatory damages and assessed 60% of the responsibility for the decedent’s injuries to the decedent, 20% to Lorillard Tobacco and 20% to R.J. Reynolds. The jury returned a verdict for the defendants regarding whether punitive damages were warranted. In March 2012, the court entered a final judgment against defendants in the amount of $1,000,000, jointly and severally, plus 4.75% annual interest, declining to apply the jury’s comparative fault findings to causes of action alleging intentional conduct. On June 24, 2013, the Florida First District Court of Appeal affirmed the final judgment. Defendants’ motion for rehearing of this decision with the Florida First District Court of Appeal was denied in August 2013. The Florida Supreme Court declined review of the intermediate appellate court decision in January 2014. On March 28, 2014, defendants filed a petition with the United States Supreme Court, seeking review of the due process issue, and requested that the petition be held and resolved in the same manner as the Duke, Walker, and Brown cases, also pending before the United States Supreme Court. On June 9, 2014, the United States Supreme Court denied the petitions seeking review. On June 19, 2014, Lorillard Tobacco made a payment of $1,659,674 to satisfy the final judgment awarding compensatory damages plus post judgment interest, trial level attorneys’ fees and costs, and Florida Supreme Court fees. The Court entered an order confirming satisfaction of judgment on July 24, 2014. In June 2013, the First District Court of Appeal determined that plaintiff was entitled to attorneys’ fees in connection with the appeal to the First District Court of Appeal and directed the trial court to determine the amount. As of February 6, 2015, the trial court had not determined the amount.

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

•

In Calloway v. R.J. Reynolds Tobacco Company, et al. (Circuit Court, Seventeenth Judicial Circuit, Broward County, Florida), the jury awarded plaintiff and a daughter of the decedent a total of $20,500,000 in compensatory damages in May 2012. The jury apportioned 20.5% of the fault for the smoker’s injuries to the smoker, 27% to R.J. Reynolds, 25% to Philip Morris, 18% to Lorillard Tobacco, and 9.5% to Liggett. The jury awarded $12,600,000 in punitive damages from Lorillard Tobacco and $42,250,000 from the other defendants, for a total punitive damages award of $54,850,000. In August 2012, the court granted a post-trial motion by the defendants and lowered the compensatory damages award to $16,100,000. The court also ruled that the jury’s finding on the plaintiff’s percentage of comparative fault would not be applied to reduce the compensatory damage award because the jury found in favor of the plaintiff on her claims alleging intentional conduct. In August 2012, the court entered final judgment against defendants in the amount of $16,100,000 in compensatory damages, jointly and severally, and $54,850,000 in punitive damages. Lorillard Tobacco is liable for $12,600,000 of the total punitive damages award. The court also awarded plaintiff post-

judgment interest (based on a statutory rate) on the compensatory and punitive damages, which totaled approximately $2.0 million as of February 6, 2015 based on the jury-apportioned fault for Lorillard Tobacco. The final judgment also granted plaintiff’s application for trial court costs and attorneys’ fees, but as of February 6, 2015, the trial court had not awarded an amount. Defendants have noticed an appeal from the final judgment to the Florida Fourth District Court of Appeal. On March 31, 2014, plaintiff filed a motion with the Florida Fourth District Court of Appeal seeking attorneys’ fees in connection with the appeal to the Fourth District. As of February 6, 2015, the Florida Fourth District Court of Appeal had not ruled on this motion.

•

In Evers v. R.J. Reynolds Tobacco Company, et al. (Circuit Court, Thirteenth Judicial Circuit, Hillsborough County, Florida), the jury awarded plaintiff and the estate of the decedent a total of $3,230,000 in compensatory damages in February 2013. The jury apportioned 31% of the fault for the smoker’s injuries to the smoker, 60% to R.J. Reynolds and 9% to Lorillard Tobacco. The jury found that punitive damages against Lorillard Tobacco were not warranted and awarded $12,362,042 in punitive damages from R.J. Reynolds Tobacco Company. The Court granted a post-trial motion by R.J. Reynolds for a directed verdict on punitive damages and, as a result, the jury’s punitive damages award was set aside. The Court denied a motion filed by the plaintiff to reconsider the directed verdict. At a post-trial hearing, the plaintiff waived entitlement to the jury’s loss of services award which amounted to $280,000 of the total compensatory damages award. In May 2013, the court entered a final judgment that applied the jury’s comparative fault determinations and awarded plaintiff and the estate of the decedent $2,035,500 in compensatory damages ($265,500 from Lorillard Tobacco), plus the statutory rate of interest. Plaintiff and defendants have both appealed the final judgment to the Florida Second District Court of Appeal. Plaintiff also filed a motion for entitlement to trial attorneys’ fees and costs. As of February 6, 2015, the trial court had not ruled on this motion. On May 23, 2014, plaintiff filed a motion with the Florida Second District Court of Appeal seeking attorneys’ fees in connection with the appeal to the Second District. As of February 6, 2015, the Florida Second District Court of Appeal had not ruled on this motion.

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

•

In Ruffo v. R.J. Reynolds Tobacco Company, et al. (Circuit Court, Eleventh Judicial Circuit, Miami-Dade County, Florida), the jury awarded plaintiff $1,500,000 in compensatory damages in May 2013. The jury apportioned 85% of the fault for the smoker’s injuries to the smoker, 12% to Philip Morris, and 3% to Lorillard Tobacco. Defendants’ post-trial motions challenging the verdict were denied. On October 4, 2013, the Court entered a final judgment against defendants that applied the jury’s comparative fault determinations and awarded plaintiff $225,000 in compensatory damages ($45,000 from Lorillard Tobacco) plus the statutory rate of interest, which is currently 4.75%. Defendants noticed an appeal from the final judgment to the Florida Third District Court of Appeal. On May 12, 2014, the trial court entered an order confirming that Lorillard Tobacco had satisfied the judgment awarding compensatory damages and post-judgment interest for an amount totaling $46,857.43. On May 9, 2014, the Florida Third District Court of Appeal entered an order recognizing Lorillard Tobacco’s voluntary dismissal of their appeal to the final judgment. On November 19, 2014, the Florida Third District Court of Appeal affirmed the final judgment as to Philip Morris. Plaintiff filed a motion with the trial court seeking entitlement to attorneys’ costs and fees. In April 2014, the trial court denied this motion. Plaintiff filed a notice of appeal to the Florida Third District Court of Appeal from the order denying attorneys’ fees and costs. On November 19, 2014, the Florida Third District Court of Appeal affirmed the trial court’s order denying attorneys’ fees and costs.

•

In Gafney v. R.J. Reynolds Tobacco Company, et al. (Circuit Court, Fifteenth Judicial Circuit, Palm Beach County, Florida), the jury awarded plaintiff a total of $5,800,000 in compensatory damages in September 2013. The jury apportioned 34% of the fault for the smoker’s injuries to the smoker, 33% to R.J. Reynolds, and 33% to Lorillard Tobacco. Lorillard, Inc. was also a defendant in this trial but damages and comparative fault were not assessed separately for Lorillard, Inc. Because the jury found in favor of the defendants on the claims alleging intentional conduct, the plaintiff was not entitled to punitive damages. On September 26, 2013, the Court entered a final judgment that applied the jury’s comparative fault determinations and awarded the plaintiff a total of $3,828,000 in compensatory damages ($1,914,000 from Lorillard Tobacco), plus the statutory rate of interest. Defendants’ post-trial motions challenging the verdict were denied in November 2013. Defendants have noticed an appeal from the final judgment to the Florida Fourth District Court of Appeal. Plaintiff has filed a motion with the trial court seeking entitlement to attorneys’ fees and costs. As of February 6, 2015, the trial court had not ruled on this motion. On January 13, 2015, plaintiff filed a motion with the Florida Fourth District Court of Appeal seeking attorneys’ fees in connection with the appeal to the Fourth District. As of February 6, 2015, the Florida Fourth District Court of Appeal had not ruled on this motion.

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

•

In Chamberlain v. R. J. Reynolds Tobacco Company, et al. (Federal Court, Middle District, Jacksonville, Florida) the jury returned a verdict in favor of the defendants on November 15, 2013. The Court entered final judgment in favor of the defendants on November 20, 2013. Plaintiff’s motion for new trial was denied on April 25, 2014. On June 27, 2014, plaintiff filed a notice of appeal from the final judgment with the Eleventh Circuit Court of Appeals. On December 3, 2014, the Eleventh Circuit Court of Appeals dismissed the appeal from the final judgment, ruling that the filing date was past the deadline to appeal.

•

In Burkhart v. R.J. Reynolds Tobacco Company, et al. (Federal Court, Middle District, Jacksonville, Florida), the jury awarded plaintiff a total of $5,000,000 in compensatory damages on May 15, 2014. The jury apportioned 50% of the fault for the smoker’s injuries to the smoker, 25% to R.J. Reynolds, 15% to Philip Morris, and 10% to Lorillard Tobacco. The jury awarded $500,000 in punitive damages from Lorillard Tobacco and $2,000,000 from the other defendants for a total punitive damages award of $2,500,000. The Court ruled that the jury’s finding on the plaintiff’s percentage of comparative fault would not be applied to reduce the compensatory damage award because the jury found in favor of the plaintiff on her claims alleging intentional conduct. On June 11, 2014, the Court entered a final judgment against defendants in the amount of $5,000,000 in compensatory damages, jointly and severally, and $2,500,000 ($500,000 from Lorillard Tobacco) in punitive damages, plus the statutory rate of interest. The Court denied defendants post-trial motions challenging the verdict. On October 10, 2014, defendants filed a notice of appeal from the final judgment with the Eleventh Circuit Court of Appeals. The final judgment also granted plaintiff entitlement to trial court costs, but as of February 6, 2015, the trial court had not awarded an amount. Plaintiff’s motion for attorneys’ fees and prevailing party costs was denied.

•

In Harris v. R.J. Reynolds Tobacco Company, et al. (Federal Court, Middle District, Jacksonville, Florida), on July 31, 2014, the jury found that one of the smoker’s alleged Engle qualifying diseases did not manifest prior to the cut-off period for membership in the Engle class, and that the smoker’s other alleged Engle qualifying disease was not caused by the smoker’s addiction to cigarettes containing nicotine. However, the jury awarded compensatory damages on plaintiff’s survival and wrongful death claims in the total amount of $1,726,650. The jury apportioned 60% of the fault for the smoker’s injuries to the smoker, 15% to Philip Morris, 15% to R.J. Reynolds, and 10% to Lorillard Tobacco, in connection with plaintiff’s survival claims. The jury apportioned 70% of the fault for the smoker’s injuries to the smoker, 10% to Philip Morris, 10% to R.J. Reynolds, and 10% to Lorillard Tobacco, in connection with plaintiff’s wrongful death claims. Because the jury found in favor of the defendants on the claims alleging intentional conduct, the plaintiff was not entitled to punitive damages. On August 13, 2014, defendants filed a motion for entry of judgment in favor of all defendants, arguing that the jury’s findings establish that the smoker was not an Engle class member. On December 17, 2014, the Court denied defendants’ motion. On December 18, 2014, the Court entered final judgment, awarding $1,726,650 in compensatory damages in a lump sum against all defendants. The jury’s comparative fault determinations were not applied despite the jury’s finding in favor of the defendants on the claims alleging intentional conduct. On January 15, 2015, defendants filed additional post-trial motions challenging the verdict and the final judgment. Plaintiff does not oppose applying the jury’s comparative fault determination to the final judgment. On January 2, 2015, the plaintiff filed a motion for attorneys’ fees and costs, which defendants have opposed. As of February 6, 2015, the Court had not ruled on this motion.

•

In Irimi v. R.J. Reynolds Tobacco Company, et al. (Circuit Court, Seventeenth Judicial Circuit, Broward County, Florida), the jury awarded plaintiff a total of $3,123,437 in compensatory damages on August 28, 2014. The jury apportioned 70% of the fault for the smoker’s injuries to the smoker, 14.5% to Lorillard Tobacco, 14.5% to R.J. Reynolds, and 1% to Liggett. Because the jury found in favor of the defendants on the claims alleging intentional conduct, the plaintiff was not entitled to punitive damages. Defendants filed post-trial motions challenging the verdict and plaintiff filed a motion for a new trial on the issue of entitlement to punitive damages. On December 18, 2014, the Court entered a final judgment that applied the jury’s comparative fault determinations and awarded the plaintiff a total of $937,031 in compensatory damages ($452,898 from Lorillard Tobacco), plus the statutory rate of interest. On January 27, 2015, the Court entered an order granting defendants’ motion for a new trial based on improper jury selection procedures, which effectively vacates the final judgment. Plaintiff filed a motion for rehearing on February 4, 2015.

•

In Lourie v. R.J. Reynolds Tobacco Company, et al. (Circuit Court, Thirteenth Judicial Circuit, Hillsborough County, Florida), the jury awarded plaintiff and a son of the decedent a total of $1,371,549 in compensatory damages on October 10, 2014. The jury apportioned 63% of the fault for the smoker’s injuries to the smoker, 27% to Philip Morris, 7% to Lorillard Tobacco, and 3% to R.J. Reynolds. The jury found that punitive damages were not warranted against any of the defendants. The Court denied defendants’ post-trial motions challenging the verdict. On November 6, 2014, the Court entered a final judgment that applied the jury’s comparative fault determinations and awarded plaintiff and a son of the decedent a total of $507,473 in compensatory damages ($96,008 from Lorillard Tobacco), plus the statutory rate of interest. Defendants have noticed an appeal from the final judgment to the Florida Second District Court of Appeal. On November 10, 2014, plaintiff filed a motion for attorneys’ fees and costs. As of February 6, 2015, the Court had not ruled on this motion.

•

In Perrotto v. R.J. Reynolds Tobacco Company, et al. (Circuit Court, Fifteenth Judicial Circuit, Palm Beach County, Florida), the jury awarded plaintiff a total of $4,087,339 in compensatory damages on November 21, 2014. The jury apportioned 49% of the fault for the smoker’s injuries to the smoker, 25% to Philip Morris, 20% to R.J. Reynolds, 6% to Lorillard Tobacco, and 0% to Liggett. Because the jury found in favor of the defendants on the claims alleging intentional conduct, the plaintiff was not entitled to punitive damages. On December 4, 2014, the Court entered a final judgment that applied the jury’s comparative fault determinations and awarded the plaintiff a total of $2,084,545 in compensatory damages ($245,240 from Lorillard Tobacco), plus the statutory rate of interest. Defendants have filed post-trial motions challenging the verdict, and the plaintiff has filed a post-trial motion seeking a new trial on entitlement to punitive damages. Plaintiff also filed a motion for attorneys’ fees and costs. As of February 6, 2015, the Court had not ruled on these motions. On December 31, 2014, the plaintiff filed a petition with the Florida Fourth District Court of Appeal seeking to disqualify the trial judge from further consideration of this case.

Since the Florida Supreme Court issued its 2006 ruling, through February 6, 2015, verdicts have been returned in 132 Engle Progeny Cases in which neither Lorillard Tobacco nor Lorillard, Inc. were defendants. Juries awarded compensatory damages and punitive damages in 44 of these trials. In 43 of those 44 trials, the amount of punitive damages awarded totaled approximately $862.1 million and ranged from $20,000 to $244 million. In July 2014, punitive damages of $23.6 billion were awarded in one of these cases. In that case, the Court granted in part a post-trial motion filed by the defendant and reduced the punitive damages to approximately $17 million. As of February 6, 2015, this award was subject to challenge through post-trial motions and the appellate process. In 35 of the trials, juries awarded only compensatory damages. In the 51 other trials, juries found in favor of the defendants. In some of the trials decided in the defendants’ favor, plaintiffs have filed motions challenging the verdicts and in some cases, appeals from final judgments are pending before various Florida circuit and intermediate appellate courts. As of February 6, 2015, one verdict in favor of the defendants has been reversed on appeal and returned to the trial court for a new trial on all issues. It is not possible to predict the final outcome of this litigation.

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

In 2009, a three-judge panel of the U.S. Court of Appeals for the District of Columbia Circuit upheld substantially all of the District Court’s final judgment and remedial order. In June 2010, the U.S. Supreme Court denied the parties’ petitions seeking review of the case. The case was remanded to the District Court, for implementation of the Court of Appeals’ directions in its 2009 ruling and for entry of an amended final judgment. As of February 6, 2015, the District Court had not entered the amended final judgment addressing all of the directions from the Court of Appeals, although, as described above, it had entered its order setting forth the language of the corrective statements and the consent order regarding implementation of the corrective statements. Defendants’ appeal from the orders regarding the corrective statements is pending.

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

Under the State Settlement Agreements, we paid $1.364 billion in 2014 and estimate that we will pay between $1.450 billion and $1.500 billion in 2015, primarily based on 2014 estimated industry volume. Annual payments under the State Settlement Agreements are required to be paid in perpetuity and are based, among other things, on our domestic market share and unit volume of domestic shipments, with respect to the MSA, in the year preceding the year in which payment is due, and, with respect to the Initial State Settlements, in the year in which payment is due.

Amounts due under the State Settlement Agreements are impacted by a number of factors, including industry volume, market share and industry operating profits. In the fourth quarter 2011, RAI, the parent of RJR Tobacco, announced a change to a mark-to-market pension accounting method. Such method of accounting for pension and postretirement benefits results in the recognition of actuarial gains and losses on pension and postretirement plan assets or benefit obligations in the year it is incurred to the extent such gains and losses are in excess of 10% of the greater of the fair value of the plan assets or the plan’s benefit obligation, referred to as the corridor, rather than amortized over the average future service period of the active employees in such plans. As a result of the change to mark-to-market pension accounting announced by RAI, the industry operating profits as defined in the State Settlement Agreements may be impacted positively or negatively in any given year. For example, in 2012 and 2014 RAI’s mark-to-market pension adjustment resulted in $8 million and $11 million reductions in our obligations under the State Settlement Agreements, respectively. It is possible that our State Settlement Agreement obligations, results of operations, cash flows and financial position could be materially adversely affected by RAI’s mark-to-market adjustments or other factors impacting industry operating profits in the future.

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

In the European Union (“EU”), the Tobacco Products Directive (“TPD”) regulates the content, manufacture, marketing and labeling of tobacco products. An amendment of the TPD was adopted, and became effective in May of 2014, which provides for detailed premarket notification requirements for electronic cigarettes and places certain classes of electronic cigarettes under the authority of medicinals regulations in EU member states. The Tobacco Products Directive must be transposed into national legislation by member states by May 20, 2016. Depending on the TPD implementation at a national level, certain sales and marketing restrictions on electronic cigarettes may be applicable in the United Kingdom, and this could result in a decrease in sales of our electronic cigarettes in the United Kingdom and have a material adverse effect on our electronic cigarette business in the future.

Changes in laws, regulations and other requirements could adversely affect our business, results of operations or financial condition.

In addition to the regulation of our business by the FDA, our business, results of operations or financial condition could be adversely affected by new or future legal requirements imposed by federal, state, local and foreign legislative or regulatory initiatives, including but not limited to those relating to health care reform, climate change and environmental matters. For example, the health care reform legislation, which was signed into law in March 2010, resulted in the repeal of $2 million of future tax deductions for Medicare Part D subsidies for our retiree drug benefits and could impact our accounting for retiree medical benefits, employer-sponsored medical plans and related matters in future periods. However, the extent of that impact, if any, cannot be determined until regulations are promulgated and additional interpretations of the health care law are available. In addition, blu (U.K.) is based in the United Kingdom and we manufacture electronic cigarettes in Asia, which may present unique challenges and increase our exposure to the risks associated with foreign operations, including compliance with the legal requirements imposed by foreign legislative or regulatory initiatives. New legislation or regulations may result in increased costs directly for our compliance or indirectly to the extent such requirements increase the prices of goods and services because of increased costs or reduced availability. We cannot predict whether such legislative or regulatory initiatives will result in significant changes to existing laws and regulations and/or whether any changes in such laws or regulations will have a material adverse effect on our business, results of operations or financial condition.

Sales of cigarettes are subject to substantial federal, state and local excise taxes, which could be extended to electronic cigarettes.

The federal excise tax on cigarettes was last increased on April 1, 2009 from $0.39 per pack to $1.0066 per pack to finance health insurance for children. The President’s fiscal year 2016 federal budget plan included a proposal to further increase the federal excise tax on cigarettes by $0.94 per pack to fund early childhood education. For the twelve months ended December 31, 2014, combined state and local excise taxes ranged from $0.17 to $6.16 per pack of cigarettes. Various states and localities have raised the excise tax on cigarettes substantially in recent years. During 2014, there were two state excise tax increases, $0.13 per pack implemented in the state of Oregon and $0.13 per pack implemented in the state of Vermont, as well as municipal excise tax increases that included a $2.00 per pack increase in Philadelphia, Pennsylvania, a $0.50 per pack increase in the City of Chicago, Illinois and a $0.04 per pack excise tax increase in the District of Columbia.

It is our expectation that several states will propose further increases in 2015 and in subsequent years. We believe that increases in excise and similar taxes have had an adverse impact on sales of cigarettes. In addition, we believe that the 2009 increase in the federal excise tax, and possible future increases, the extent of which cannot be predicted, compounded by poor economic conditions, could result in further volume declines for the cigarette industry, including us, and an increased sales shift toward lower priced discount cigarettes rather than premium brands.

Presently the sale of electronic cigarettes is not subject to federal, state and local excise taxes to the same extent as the sale of cigarettes and other tobacco products, all of which have faced significant increases in the amount of taxes collected on their sales. Should any excise taxes be broadly imposed on electronic cigarettes similar to those levied against cigarettes and other tobacco products, such imposition of taxes may have a material adverse effect on the demand for our electronic cigarettes, as consumers may be unwilling to pay the increased costs.

We are dependent on the domestic cigarette business, which we expect to continue to contract.

Although we conduct business in Puerto Rico, Guam and the U.S. Virgin Islands, our cigarette business in the 50 states of the United States (the “domestic cigarette market”) is currently our only significant business and has generally been contracting. We do not have foreign cigarette sales that could offset these effects, as we sold the international rights to substantially all of our cigarette brands, including Newport, in 1977. As a result of price increases, restrictions on advertising and promotions, increases in regulation and excise taxes, health concerns, a decline in the social acceptability of smoking, increased pressure from anti-tobacco groups and other factors, industry-wide domestic cigarette shipments have decreased at a compound annual rate of approximately 3.9% during the period 2004 through 2014. Industry-wide domestic cigarette shipments decreased by an estimated 3.2% for 2014 compared to 2013, 4.6% for 2013 compared to 2012 and 2.3% for 2012 compared to 2011. We expect the domestic cigarette market to continue to contract, which could have a material adverse effect on our results of operation and financial condition.

We derive most of our revenue from one brand.

Our largest selling brand, Newport, accounted for approximately 86.5% of our consolidated net sales for 2014. Our principal strategic plan revolves around the marketing and sales promotion in support of the Newport brand. We cannot ensure that we will continue to successfully implement our strategic plan with respect to Newport or that implementation of our strategic plan will result in the maintenance, growth or profitability of the Newport brand.

The use of significant amounts of promotion expenses and sales incentives in response to competitive actions and market price sensitivity may have a material adverse impact on our business.

Since 1998, the cigarette market has been increasingly price competitive due to the impact of, among other things, higher state and local excise taxes and the market share of deep discount brands. In response to these and other competitor actions and pricing pressures, we have engaged in the significant use of promotions and sales incentives. The cost of these measures could have a material adverse impact on our business. We regularly review the results of our promotional spending activities and adjust our promotional spending programs in an effort to maintain our competitive position. Accordingly, unit sales volume and sales promotion costs in any period are not necessarily indicative of sales and costs that may be realized in subsequent periods.

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

There are a number of international regulatory developments relating to cigarettes that could impact our domestic cigarette business and/or our electronic cigarette business. The tobacco industry expects significant regulatory developments to take place over the next few years, driven principally by the World Health Organization’s Framework Convention on Tobacco Control (“FCTC”), which entered into force in February 2005. As of February 6, 2015, 177 countries, including the United Kingdom, have become parties to the FCTC. While the United States is a signatory of the FCTC, it is not currently a party to the agreement, as the agreement has not been submitted to, or ratified by, the United States Senate. The FCTC is the first international public health treaty on tobacco and its objective is to establish a global agenda for tobacco regulation with the purpose of reducing initiation of tobacco use and encouraging cessation. Regulatory initiatives that have been proposed, introduced or enacted include:

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

We are primarily engaged in business activities in the United States, but we do engage in certain international business activities, primarily related to electronic cigarettes, and are subject to various United States and foreign laws and regulations, such as the U. S. Foreign Corrupt Practices Act, U.K. Bribery Act and other laws prohibiting bribery and corruption. We operate our blu (U.K.) business and market its products in the United Kingdom and manufacture our electronic cigarettes in Asia. Our business or financial performance may be adversely affected due to the risks of doing business internationally, including but not limited to the following: economic and political instability; supply chain disruptions; unfavorable changes in tariffs or export and import restrictions; and failure to comply with foreign laws and regulations. If any of these events were to materialize, they could lead to disruption of our electronic cigarette business, significant expenditures and/or damage to our reputation, and could harm our reputation or have a material adverse effect on our financial position, results of operations, or cash flows.

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

We purchased approximately 80%, 86% and 90% of our leaf tobacco from 3, 4 and 4 suppliers in 2014, 2013 and 2012, respectively. If these suppliers become unwilling or unable to supply leaf tobacco to us, we believe that leaf tobacco may not be available at prices comparable to those we pay to these suppliers, which could have a material adverse effect on our future profits. In addition, we purchase all of our reconstituted tobacco from one supplier, which is an affiliate of RAI, one of our major competitors. Reconstituted tobacco is a form of tobacco material manufactured as a paper-like sheet from small pieces of tobacco that are too small to incorporate into the cigarette directly and may include some tobacco stems, and which is used as a component of cigarette blends. If RAI becomes unwilling or unable to supply us and we are unable to find an alternative supplier on a timely basis, our operations could be disrupted resulting in lower production levels and reduced sales, which could have a material adverse effect on our sales volume, revenue and profits in the future.

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

Our principal properties are owned in fee and generally we own all of the machinery we use. We believe that our properties and machinery are in generally good condition. We lease sales offices in major cities throughout the United States, a cold-storage facility and satellite data center in Greensboro and warehousing space in 17 public distribution warehouses located throughout the United States.

We lease an office for headquarters, marketing and administrative personnel in our blu eCigs electronic cigarettes business in Charlotte, North Carolina as well as an office for product development in Campbell, California. We also lease a warehouse with shipping and receiving areas totaling approximately 13,500 square feet in Charlotte, North Carolina that is used for the fulfillment of consumer orders over the internet.

We lease two offices for headquarters, marketing and administrative personnel in our blu (U.K.) electronic cigarettes business in Edinburgh, Scotland and Birmingham, England. We also lease a warehouse with shipping and receiving areas totaling approximately 10,000 square feet in Edinburgh, Scotland that is used for the fulfillment of customer and consumer orders.

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

Our Common Stock began trading “regular way” on the NYSE under the symbol “LO” on June 10, 2008. There were 78 shareholders of record as of February 6, 2015. This figure excludes any estimate of the indeterminate number of beneficial holders whose shares may be held of record by brokerage firms and clearing agencies. The following table presents the high and low sales prices of our Common Stock on the NYSE as well as cash dividends declared per share during the fiscal quarters indicated:

Common Stock Market Price	Price per Share		Cash Dividends Declared Per Share
	High	Low
2014
Fourth Quarter	$64.06	$58.00	$0.6150
Third Quarter	67.22	59.03	0.6150
Second Quarter	65.18	52.24	0.6150
First Quarter	55.26	47.31	0.6150
2013
Fourth Quarter	$53.00	$44.18	$0.5500
Third Quarter	46.53	41.86	0.5500
Second Quarter	44.92	40.33	0.5500
First Quarter	42.41	37.98	0.5500

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

In 2014, we paid cash dividends of $224 million, $222 million, $221 million and $222 million on March 10, 2014, June 10, 2014, September 10, 2014 and December 10, 2014, respectively. In 2013, we paid cash dividends of $209 million, $208 million, $204 million and $202 million on March 11, 2013, June 10, 2013, September 10, 2013 and December 10, 2013, respectively. In 2012, we paid cash dividends of $202 million, $203 million, $203 million and $199 million on March 9, 2012, June 11, 2012, September 10, 2012 and December 10, 2012, respectively.

Stock Split

In the fourth quarter of 2012, the Board of Directors declared a three-for-one split of the Company’s common stock. The record date of the stock split was December 14, 2012 and the additional shares were distributed January 15, 2013. All shares and per share amounts for all prior periods presented in this filing have been adjusted for the stock split.

Performance Graph

The following graph compares the cumulative total shareholder return on our Common Stock from December 31, 2009 to December 31, 2014 with the comparable cumulative return of (i) the S&P 500 Index and (ii) the S&P Tobacco Index. The graph assumes $100 was invested on December 31, 2009 in our Common Stock and in each of the indices and assumes that all cash dividends are reinvested. The table below the graph shows the dollar value of those investments as of the dates in the graph. The comparisons in the graph are required by the SEC and are not intended to forecast or be indicative of future performance of our Common Stock.

	12/31/09	06/30/10	12/31/10	06/30/11	12/31/11	06/30/12	12/31/12	06/30/13	12/31/13	06/30/14	12/31/14
Lorillard Common Stock	100.00	92.17	108.09	147.47	158.10	187.50	169.97	196.11	232.97	286.85	302.12
S&P 500 Index	100.00	93.35	115.06	122.00	117.49	128.64	136.30	155.14	180.44	193.32	205.14
S&P 500 Tobacco Index	100.00	99.45	127.70	148.13	174.20	200.62	192.36	210.39	224.98	239.10	256.05

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

During the fourth quarter of 2014, the Company has not repurchased any shares of our Common Stock.

Recent Sales of Unregistered Securities

During the period covered by this annual report, the Company has not sold any unregistered securities.

Item 6.	SELECTED FINANCIAL DATA

The following table includes our selected historical consolidated financial information as of the dates and for the periods indicated. The selected historical consolidated financial information as of and for the years ended December 31, 2010 through 2014 have been derived from our audited financial statements. You should read the following selected historical consolidated financial data in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes appearing herein.

	Years Ended December 31,
(In millions, except per share data)	2014	2013	2012	2011	2010
Results of Operations:
Net sales (1)	$6,990	$6,950	$6,623	$6,466	$5,932
Cost of sales (1)	4,252	4,231	4,241	4,123	3,809

Gross profit	2,738	2,719	2,382	2,343	2,123
Selling, general and administrative	630	665	504	451	398

Operating income (2)	2,108	2,054	1,878	1,892	1,725
Investment income (3)	7	2	4	3	4
Interest expense	(179)	(172)	(154)	(125)	(94)

Income before income taxes	1,936	1,884	1,728	1,770	1,635
Income taxes (4)	749	704	629	654	606

Net income	$1,187	$1,180	$1,099	$1,116	$1,029

Diluted weighted average number of shares outstanding	360.76	373.71	390.13	418.06	455.19
Diluted earnings per share	$3.28	$3.15	$2.81	$2.66	$2.25
Dividends per share	$2.46	$2.20	$2.07	$1.73	$1.42
Ratio of earnings to fixed charges	11.8	12.0	12.2	15.2	18.4
Segment data:
Net sales
Cigarettes (1)	$6,825	$6,720	$6,562	$6,466	$5,932
Electronic cigarettes	165	230	61	—	—

	$6,990	$6,950	$6,623	$6,466	$5,932

Operating income (loss)
Cigarettes	$2,180	$2,054	$1,877	$1,892	$1,725
Electronic cigarettes	(72)	—	1	—	—

	$2,108	$2,054	$1,878	$1,892	$1,725

(1)	Includes excise taxes of $1,938, $1,978, $1,987, $2,014 and $1,879 million, respectively.
(2)

2014 includes a $27 million favorable impact of the 2003 non-participating manufacturer award as a result of the September 2013 arbitration panel determination that six states failed to diligently enforce escrow provisions applicable to non-participating manufacturers. 2014 also includes a $14 million favorable impact of the reduction in Lorillard’s MSA payments as a result of the settlement with two more states in June 2014 to resolve certain MSA payment adjustment disputes approved by the arbitration panel in March 2013. 2014 also includes a $11 million favorable impact of the mark-to-market pension adjustment recorded by Reynolds American in the fourth quarter of 2014. 2014 also includes a $23 million unfavorable impact on administrative expenses resulting from amortization of the fair value ascribed to the SKYCIG brand that is being amortized over an estimated life of 18 months beginning October 1, 2013, after which amortization charges related to the brand will cease. 2014 also includes $26 million in costs related to the RAI merger agreement included in selling, general and administrative expenses. 2014 also includes $39 million in costs to satisfy the Alexander final judgment including statutory interest and related fees included in selling, general and administrative expenses. 2014 also includes a $2 million unfavorable impact of the resolution of the SKYCIG purchase price dispute. Lastly, 2014 includes an $8 million favorable impact of the fair value adjustment to the blu (U.K.) earn out liability included in selling, general and administrative expenses. 2013 includes a $155 million favorable impact on Lorillard’s tobacco settlement expense included in cost of sales related to the reduction in Lorillard’s MSA payments as a result of the settlement with certain states to resolve certain MSA payment adjustment disputes in March 2013. 2013 also includes $79 million, $20 million and $22 million unfavorable impacts on administrative expenses resulting from accrued costs related to compensatory damages and statutory interest to dismiss the Evans case, accrued costs related to estimated costs to comply with the U.S. Government Case and accrued costs related to compensatory damages, punitive damages, statutory interest and attorneys’ fees related to certain Engle Progeny Cases, respectively. Lastly, 2013 includes $4 million and $6 million unfavorable impacts on administrative expenses resulting from expenses incurred in conjunction with the acquisition of SKYCIG and amortization of the fair value ascribed to the SKYCIG brand that is being amortized over an estimated life of 18 months beginning October 1, 2013, after which amortization charges related to the brand will cease. 2012 includes a $6 million unfavorable impact on administrative expenses resulting from the acquisition of blu eCigs on April 24, 2012. 2012 also includes a $7 million unfavorable impact on tobacco settlement expense resulting from a competitor’s adjustments to its 2001-2005 operating income and restructuring charges. See further discussion under Results of Operations in Management’s Discussion and Analysis of Financial Condition and Results of Operations.
(3)	Includes interest income of $7 million, $2 million, $4 million, $3 million and $4 million. $4 million of 2014 interest income is related to the 2013 NPM arbitration award and the Missouri and Pennsylvania court rulings in the second quarter of 2014.
(4)	2014 includes a $11 million unfavorable impact of an income tax valuation allowance recorded related to blu (U.K.) deferred tax assets.

	December 31,
(In millions)	2014	2013	2012	2011	2010
Financial Position:
Current assets	$2,634	$2,736	$2,777	$2,564	$2,935
Total assets	3,508	3,536	3,396	3,008	3,296
Current liabilities	1,583	1,651	1,601	1,485	1,426
Long-term debt	3,561	3,560	3,111	2,595	1,769
Total liabilities	5,690	5,600	5,173	4,521	3,521
Shareholders’ deficit	(2,182)	(2,064)	(1,777)	(1,513)	(225)

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The Cigarettes segment consists principally of the operations of Lorillard, Inc., Lorillard Tobacco and related entities. Lorillard Tobacco is the third largest manufacturer of cigarettes in the United States. Founded in 1760, Lorillard Tobacco is the oldest continuously operating tobacco company in the United States. Newport, Lorillard’s flagship premium cigarette brand, is the top selling menthol and second largest selling cigarette overall in the United States based on gross units sold during the years ended December 31, 2014 and 2013. In addition to the Newport brand, the Lorillard product line has four additional brand families marketed under the Kent, True, Maverick and Old Gold brand names. These five cigarette brands include 45 different product offerings which vary in price, taste, flavor, length and packaging.

The Electronic Cigarettes segment consists of the operations of LOEC (d/b/a blu eCigs), Cygnet (t/a blu (U.K.)) and related entities. blu eCigs is a leading electronic cigarette company in the United States. Lorillard acquired the blu eCigs brand and other assets used in the manufacture, distribution, development, research, marketing, advertising and sale of electronic cigarettes on April 24, 2012. Lorillard acquired certain assets and operations of SKYCIG (now t/a blu (U.K.), a United Kingdom based electronic cigarette business, on October 1, 2013.

Recent Developments

On July 15, 2014, the Company, Reynolds American Inc., a North Carolina corporation (“RAI”), and Lantern Acquisition Co., a Delaware corporation and a wholly owned subsidiary of RAI (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which, subject to the satisfaction or waiver of certain conditions, Merger Sub will merge with and into the Company (the “Merger”), with the Company surviving as a wholly owned subsidiary of RAI. At the effective time of the Merger, each share of Company common stock (other than treasury stock held by the Company or owned by a subsidiary of the Company, RAI or Merger Sub and shares owned by shareholders of the Company who have properly made and not withdrawn a demand for appraisal rights) will be converted into the right to receive a unit consisting of (i) $50.50 per share in cash and (ii) 0.2909 fully paid and non-assessable shares of common stock of RAI. On January 28, 2015, the Company’s shareholders adopted the Merger Agreement, and RAI’s shareholders approved the issuance of RAI common stock in the Merger. The transaction remains subject to regulatory approval and the additional customary closing conditions contained in the Merger Agreement. Although no assurance can be given if and when the transaction will be completed because it remains subject to regulatory approval and the additional customary closing conditions, the transaction is expected to close in the first half of 2015.

In connection with the Merger Agreement, on July 15, 2014, RAI and Lignum-2, L.L.C., a wholly owned subsidiary of Imperial Tobacco Group PLC (“Imperial”), which subsequently changed its name to ITG Brands, LLC (“Imperial Sub”), entered into an asset purchase agreement, pursuant to which Imperial Sub has agreed to purchase, immediately following the completion of the Merger, the Kool, Salem, Winston, Maverick and blu eCigs brands and certain other assets for a total consideration of $7.1 billion in cash (subject to certain adjustments). Also, on July 15, 2014, in connection with the asset purchase, the Company and Imperial Sub entered into a Transfer Agreement, pursuant to which Imperial Sub agreed to acquire certain assets owned by the Company, including its manufacturing and R&D facilities in Greensboro, N.C., and approximately 2,900 employees. On January 28, 2015, the shareholders of Imperial approved the asset purchase.

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

Goodwill and Intangible Assets

The acquisitions of blu eCigs on April 24, 2012 and SKYCIG on October 1, 2013 resulted in the recording of goodwill, trademarks and other intangible assets. Upon acquisition, the purchase price was first allocated to identifiable assets and liabilities, including trademarks and trade names and other intangible assets, and the remainder of the purchase price was recorded as goodwill. Our blu eCigs trademark and trade name and goodwill recorded as a part of the blu eCigs reporting unit are considered indefinite lived intangible assets and as such are not amortized. Our SKYCIG trademark recorded as part of the blu (U.K.) reporting unit has an estimated useful life of 18 months and is being amortized over that life on a straight line basis starting on the date of acquisition (October 1, 2013). Our SKYCIG goodwill, also recorded as part of the blu (U.K.) reporting unit, is considered an indefinite lived intangible asset. Both the blu eCigs and blu (U.K.) reporting units are components of our Electronic Cigarettes reporting segment. We test indefinite lived intangible assets recorded as part of our blu eCigs reporting unit for impairment as of November 1 of each year and our blu (U.K.) reporting unit as of September 1 of each year and more frequently if indicators of impairment exist.

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

In arriving at the fair value of a reporting unit, we utilize a combination of the income and market approaches. The income approach uses a reporting unit’s projection of estimated operating results and cash flows that is discounted using a weighted average cost of capital that is determined based on current market conditions. The projection uses management’s best estimates of economic and market conditions over the projected period including growth rates in sales, costs and number of units, estimates of future expected changes in operating margins and cash expenditures. Other estimates and assumptions include terminal value growth rates, future estimates of capital expenditures and changes in future working capital requirements. The market approach estimates fair value by applying cash flow multiples to the reporting unit’s operating performance. The multiples are derived from comparable publicly traded companies with similar operating and investment characteristics. Finally, we consider the implied control premium and conclude whether the implied control premium is reasonable based on other recent market transactions. Determining the fair value of a reporting unit involves the use of significant estimates and assumptions and we believe the estimates and assumptions used in our blu eCigs and blu (U.K.) goodwill impairment testing are reasonable. The fair value of the blu eCigs reporting unit determined using the approach discussed above was greater than its carrying value, but was not substantially in excess of carrying value as of November 1, 2014, the date of our last impairment test for that reporting unit. The fair value of the blu (U.K.) reporting unit was substantially in excess of carrying value as of September 1, 2014, the date of the last impairment test for that reporting unit. Therefore, no impairment was determined to exist for our blu eCigs or blu (U.K.) reporting units. Differences in key estimates of economic and market conditions over the projection period, which are discussed above, that are used in the calculations of the fair values of our reporting units could differ in comparison to actual future results. Potential events or changes in circumstances that could negatively affect the fair values of our reporting units include increased price competition, a decrease in demand for our products, changes in consumer preferences, market competition and government regulation, and could result in future impairment charges. See Note 6 to our consolidated financial statements beginning on page 80 for information regarding the amount of goodwill allocated to each reporting unit.

Intangible Asset Valuations

The fair value of our acquired blu eCigs’ trademark and trade name, which is an indefinite lived intangible asset, is estimated utilizing the relief from royalty method, and compared to the carrying value. The main assumptions utilized in the relief from royalty method are projected revenues from our long range plan, assumed royalty rates that could be payable if we did not own the trademark and a discount rate. We recognize an impairment loss when the estimated fair value of the indefinite lived intangible asset is less than its carrying value.

Based on our impairment testing performed as of November 1, 2014, the estimated fair value of the blu eCigs trademark and trade name was substantially in excess of its carrying value, and, therefore, no impairment was determined to exist.

For additional information about goodwill and intangible asset valuations, see Notes 1 and 6 to our consolidated financial statements beginning on page 73.

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

Tobacco Settlement Costs

In 1998, Lorillard Tobacco, Philip Morris, RJR Tobacco and Brown & Williamson Tobacco Corporation (now an affiliate of RJR Tobacco) (the “Original Participating Manufacturers”) entered into the MSA with 46 states and various other governments and jurisdictions to settle asserted and unasserted health care cost recovery and other claims. We and certain other U.S. tobacco product manufacturers had previously settled similar claims brought by Mississippi, Florida, Texas and Minnesota (which are referred to as the “Initial State Settlements”, and together with the MSA, are referred to as the “State Settlement Agreements”). Our portion of ongoing adjusted settlement payments and legal fees is based on our relative share of the settling manufacturers’ domestic cigarette shipments, with respect to the MSA, in the year preceding that in which the payment is due, and, with respect to the Initial State Settlements, in the year in which payment is due. We record our portion of ongoing adjusted settlement payments as part of cost of sales as product is shipped. Please read “State Settlement Agreements” beginning on page 61 for additional information.

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

We record provisions in the consolidated financial statements for pending litigation when we determine that it is probable that a loss has been incurred and the amount of loss can be reasonably estimated. Except for the impact of the State Settlement Agreements as described above, the U.S. Government Case and certain Engle Progeny Cases (See Note 23 “Legal Proceedings,” to our consolidated financial statements beginning on page 111), while it is reasonably possible that a loss has been incurred, (i) we have concluded that it is not probable that a loss has been incurred in any material pending litigation against us, (ii) we are unable to estimate the possible loss or range of loss that could result from an unfavorable outcome in any material pending litigation due to the many variables, uncertainties and complexities described above, and (iii) accordingly, we have not provided any amounts in the consolidated financial statements for possible losses related to material pending litigation. It is possible that our results of operations or cash flows in a particular quarterly or annual period or our financial position could be materially adversely affected by an unfavorable outcome or settlement of certain pending or future litigation or an inability to secure bonds where required to stay the execution of judgments on appeal.

Defense costs associated with product liability claims are a significant component of our selling, general and administrative expenses and are accrued as incurred. Defense costs may increase in future periods, in part, as a result of the Engle Progeny Cases as described in Note 23, “Legal Proceedings,” to our consolidated financial statements beginning on page 111. Numerous factors affect product liability defense costs in any given period. The principal factors are as follows:

•	the number and types of cases filed;

•	the number of cases tried and appealed;

•	the development of the law;

•	the application of new or different theories of liability by plaintiffs and their counsel; and

•	litigation strategy and tactics.

Please read Note 23, “Legal Proceedings,” to our consolidated financial statements beginning on page 111 for detailed information regarding tobacco litigation affecting us.

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

See Note 16, “Retirement Plans,” to our consolidated financial statements beginning on page 89 for additional discussion of the inputs used to determine fair value for each significant asset class or category.

We are required to make a significant number of assumptions in order to estimate the liabilities and costs related to our pension and postretirement benefit obligations to employees under our benefit plans. The assumptions that have the most impact on pension and postretirement costs are the discount rate, the expected return on plan assets, the expected rate of compensation increases, assumed future mortality experience and assumed healthcare cost trend rates. These assumptions are evaluated on an annual basis relative to current market factors such as inflation, interest rates and fiscal and monetary policies. Changes in these assumptions can have a material impact on pension obligations and pension expense.

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

The salary growth assumption reflects our long-term actual experience and future and near-term outlook. Long-term return on plan assets is determined based on historical portfolio results, asset allocations and management’s expectation of the future economic environment. Our major assumptions are set forth in Note 16 to our Consolidated Financial Statements beginning on page 89.

Assumptions regarding future mortality experience are set based on published statistics from the Society of Actuaries with adjustments deemed appropriate based on the demographics of each plan. Specifically for the hourly pension and postretirement medical plans, a table constructed of blue collar employees only was used. An allowance for improvements in longevity is made using continuous mortality improvement rates with a long-term trend of 1.00 per cent per annum.

Health care cost trend rates are developed using a national health care trend survey. The survey gathers information of trend expectations for the coming year from various insurers and benefit managers. These trends are broken out by drug and medical, as well as by pre/post Medicare and type of coverage (e.g. PPO, HMO, POS). We selected plans that most closely match Lorillard’s benefits and blended the drug trend into the corresponding medical trend to create the composite pre and post Medicare initial trends. The ultimate trend is developed based on a building block approach which considers CPI, GDP, and Technology growth.

The changes in the funded status and accumulated other comprehensive loss related to pension and other postretirement benefits during 2014 are primarily a result of implementing a new set of mortality tables issued by the Society of Actuaries in October 2014 and lower discount rates. The Society of Actuaries reviews and updates mortality rates every 10 to 15 years. We monitor mortality table updates made by the Society of Actuaries when determining assumptions regarding future mortality experience for pension and postretirement benefits. See Note 16, “Retirement Plans,” to our Consolidated Financial Statements beginning on page 89 for additional discussion of the changes in the funded status and accumulated other comprehensive loss related to pension and other postretirement benefits.

For 2014, hypothetical changes in the assumptions we used for the pension plans would have had the following impact on our pension expense:

•	A decrease of 25 basis points in the long-term rate of return would have increased our pension expense by approximately $3 million;

•	A decrease of 25 basis points in the discount rate would have increased our pension expense by approximately $3 million;

•	An increase of 25 basis points in the future salary growth rate would have increased our net pension expense by approximately $1 million;

•

An increase of 1 year in the future mortality experience would have increased our pension expense and other postretirement benefits expense by approximately $6 million and $1 million, respectively; and

•	An increase of 1 percent in healthcare cost trend rates would have increased our other postretirement benefits expense by $1 million.

Income Taxes

We account for income taxes in accordance with Accounting Standard Codification Topic 740—Income Taxes (“ASC 740”). Under ASC 740, deferred tax assets and liabilities are determined based on the differences between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Valuation allowances are established to reduce the carrying amounts of deferred tax assets when it is deemed, more likely than not, that the benefit of deferred tax assets will not be realized. Judgment is required in determining income tax provisions and in evaluating tax positions. The uncertain tax provisions of ASC 740 prescribe a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. Additionally, ASC 740 provides guidance on the measurement, derecognition, classification and disclosure of tax positions, along with accounting for the related interest and penalties.

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

Recent Accounting Pronouncements

Please read “Recently adopted accounting pronouncements” in Note 1 of the Notes to Consolidated Financial Statements beginning on page 73.

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

•

Increases in cigarette prices since 1998 have led to an increase in the volume of discount and, specifically, deep discount cigarettes. Cigarette price increases have been driven by increases in federal, state and local excise taxes and by manufacturer price increases. Price increases have led, and continue to lead, to high levels of discounting and other promotional activities for premium brands. Deep discount brands have grown from an estimated domestic shipment share in 1998 of less than 2.0% to an estimated share of 13.0% for the twelve months ended December 31, 2014, and continue to be a significant competitive factor in the domestic cigarette market. We do not have sufficient empirical data to determine whether the increased price of cigarettes has deterred consumers from starting to smoke or encouraged them to quit smoking, but it is likely that increased prices may have had an adverse effect on consumption and may continue to do so.

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

•

In February 2011, we, along with RJR Tobacco, filed a lawsuit in the U.S. District Court for the District of Columbia against the FDA challenging the composition of the TPSAC because of the FDA’s appointment of certain voting members with significant financial conflicts of interest. We believe these members are financially biased because they regularly testify as expert witnesses against tobacco-product manufacturers, and because they are paid consultants for pharmaceutical companies that develop and market smoking-cessation products. The suit similarly challenges the presence of certain conflicted individuals on the Constituents Subcommittee of the TPSAC. The complaint seeks a judgment (i) declaring that, among other things, the appointment of the conflicted individuals to the TPSAC (and its Constituents Subcommittee) was arbitrary, capricious, an abuse of discretion, and otherwise not in compliance with the law because it prevented the TPSAC from preparing a report that was unbiased and untainted by conflicts of interest, and (ii) enjoining the FDA from, among other things, relying on the TPSAC’s Menthol Report. The FDA filed a motion to dismiss this action which the court denied in August 2012. In October 2012, the FDA filed its answer to the amended complaint. The parties completed the briefing for summary judgment motions on September 20, 2013. On July 21, 2014, the District Court denied defendants’ motion for summary judgment and granted, in part, our motion for summary judgment entering an order enjoining the FDA (i) to reconstitute the TPSAC membership so that it complies with the applicable ethics laws and (ii) from relying on or using the TPSAC Menthol Report in any manner. The FDA appealed the decision on September 18, 2014 and the D.C. Circuit Court of Appeals scheduled the briefing to conclude in the first half of 2015.

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

•

Substantial federal, state and local excise taxes are reflected in the retail price of cigarettes. In 2014, the federal excise tax was $1.0066 per pack and combined state and local excise taxes ranged from $0.17 to $6.16 per pack. During 2014, there were two state excise tax increases, $0.13 per pack implemented in the state of Oregon and $0.13 per pack implemented in the state of Vermont, as well as a municipal excise tax increases that included a $2.00 per pack increase in Philadelphia, Pennsylvania, a $0.50 per pack increase in the City of Chicago, Illinois and a $0.04 per pack excise tax increase in the District of Columbia. On June 21, 2010, the New York state legislature approved a $1.60 per pack state excise tax increase that was implemented on July 1, 2010. The federal excise tax on cigarettes increased by $0.6166 per pack to $1.0066 per pack, effective April 1, 2009, to finance health insurance for children. The fiscal year 2015 federal budget plan included a proposal to further increase the federal excise tax on cigarettes by $0.94 per pack to fund early childhood education, and it is our expectation that several states will propose further increases in 2015 and in subsequent years. It is likely that increases in excise and similar taxes have had an adverse impact on sales of cigarettes and that the most recent increase and future increases, the extent of which cannot be predicted, could result in further volume declines for the cigarette industry, including us, and an increased sales shift toward deep discount cigarettes rather than premium brands. In addition, we and other cigarette manufacturers and importers are required to pay an assessment under a federal law designed to fund payments to tobacco quota holders and growers and are required to pay an annual user fee to the FDA.

•

The domestic market for cigarettes is highly competitive. Competition is primarily based on a brand’s taste; quality; price, including the level of discounting and other promotional activities which became more intense in 2012 and continued in 2013 and 2014; positioning; consumer loyalty; and retail display. Our principal competitors are the two other major U.S. cigarette manufacturers, Philip Morris USA and RJR Tobacco. We also compete with numerous other smaller manufacturers and importers of cigarettes, including deep discount cigarette manufacturers. We believe our ability to compete even more effectively has been restrained in some marketing areas as a result of retail merchandising contracts offered by Philip Morris USA and RJR Tobacco which limit the retail shelf space available to our brands. As a result, in some retail locations we are limited in competitively supporting our promotional programs, which may constrain sales.

The following table presents selected Lorillard and industry cigarette shipment data for the years ended December 31, 2014, 2013 and 2012:

Selected Industry Data

	Year Ended December 31,
(Volume in billions)	2014	2013	2012
Lorillard total domestic unit volume (1), (3)	38.535	39.325	39.491
Industry total domestic unit volume (1), (3)	264.612	273.262	286.468
Lorillard’s premium volume as a percentage of its total volume (2)	86.3%	85.8%	85.0%
Newport’s share of Lorillard’s total volume (2)	85.6%	85.0%	84.1%
Newport’s share of Lorillard’s Cigarettes Segment net sales (2)	88.6%	88.3%	87.8%

(1)	Source: Management Science Associates, Inc. (“MSAI”), an independent third-party database management organization that collects wholesale shipment data from various cigarette manufacturers. MSAI divides the cigarette market into two price segments, the premium price segment and the discount or reduced price segment. MSAI’s information relating to unit sales volume and market share of certain of the smaller, primarily deep discount, cigarette manufacturers is based on estimates derived by MSAI. Management believes that volume and market share information for deep discount manufacturers may be understated.
(2)	Source: Lorillard shipment reports.
(3)	Domestic unit volume includes cigarette units sold as well as promotional units and excludes volumes for Puerto Rico and U.S. Possessions.

The following table presents selected Lorillard and industry retail market share data for the years ended December 31, 2014, 2013 and 2012, based on Lorillard’s proprietary retail shipment database administered by MSAI, which reflects shipments from wholesalers to retailers.

Selected Domestic Cigarette Retail Market Share Data(1)

	Year Ended December 31,
	2014	2013	2012
Lorillard’s share of the retail market	15.1%	14.8%	14.3%
Lorillard’s share of the premium market	17.6%	17.3%	16.6%
Lorillard’s share of the menthol market (2)	40.3%	40.2%	39.3%
Newport’s share of the retail market	12.9%	12.6%	12.0%
Newport’s share of the premium market	17.5%	17.1%	16.4%
Newport’s share of the menthol market (2)	37.1%	37.0%	36.1%
Total menthol segment market share for the industry (2)	31.7%	31.4%	31.1%
Total discount segment market share for the industry	26.1%	26.5%	26.7%

(1)	Source: Lorillard’s proprietary retail shipment database administered by MSAI., which reflect shipments from wholesalers to retailers.
(2)	Lorillard has made certain adjustments to its proprietary retail shipment data to reflect management’s judgment as to which brands are included in the menthol segment.

The market for electronic cigarettes is evolving at a very fast pace and is very fragmented, with many companies competing with similar product offerings. In the competition for retail presence, blu eCigs has begun the process of differentiating itself from the competition with unique technology, impactful displays and point of sale materials. According to Nielsen, blu’s domestic all-outlet dollar market share of electronic cigarettes decreased 8.7 share points to 33.4% for the 52 weeks ending December 27, 2014 versus the year ago 52 week period. The method of distribution for many competing companies is predominately over the internet, with only a small number of competitors currently having a significant presence at retail, although certain competitors are in the midst of new national product launches, which have been supported by aggressive introductory “free trial” promotional programs.

blu Domestic Retail Electronic Cigarette Dollar Market Share Data(3)

13 Week Reporting Periods Ended:

March 23, 2013	35.3%
June 22, 2013	42.0%
September 28, 2013	44.7%
December 21, 2013	45.0%
March 15, 2014	44.2%
July 5, 2014	39.3%
September 27, 2014	28.3%
December 27, 2014	23.6%

(3)	Based on Nielsen, ScanTrack Database—All Outlets Combined.

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

Results of Operations

Year ended December 31, 2014 Compared to the Year ended December 31, 2013

Lorillard Consolidated Results

	2014	2013
	(In millions)
Net sales (including excise taxes of $1,938 and $1,978)	$6,990	$6,950
Cost of sales (including excise taxes of $1,938 and $1,978)	4,252	4,231

Gross profit	2,738	2,719
Selling, general and administrative	630	665

Operating income	2,108	2,054
Investment income	7	2
Interest expense	(179)	(172)

Income before income taxes	1,936	1,884
Income taxes	749	704

Net income	$1,187	$1,180

Cigarettes Segment Results

	2014	2013
	(In millions)
Net sales (including excise taxes of $1,938 and $1,978)	$6,825	$6,720
Cost of sales (including excise taxes of $1,938 and $1,978)	4,125	4,071

Gross profit	2,700	2,649
Selling, general and administrative	520	595

Operating income	$2,180	$2,054

Net sales. Cigarette net sales increased by $105 million, or 1.6%, from $6.720 billion in 2013 to $6.825 billion in 2014. Net sales increased $264 million due to higher average unit prices reflecting price increases in November 2013, May 2014 and November 2014, partially offset by lower unit sales volume of $159 million (including $40 million of federal excise tax).

Total Lorillard wholesale cigarette unit volume, which includes Puerto Rico and U.S. Possessions, decreased 2.3% for 2014 compared to the corresponding period of 2013. Puerto Rico and U.S. Possessions declined 23.1% compared to a year ago period, reflecting the negative impact of the July 2013 $1.00 per pack excise tax increase in Puerto Rico. Domestic wholesale cigarette unit volume, which excludes Puerto Rico and U.S. Possessions, decreased 2.0% for 2014 compared to the corresponding period of 2013. The Company estimates total cigarette industry domestic wholesale shipments decreased approximately 3.2% for 2014 compared to 2013.

Total wholesale unit volume, including Puerto Rico and U.S. Possessions, for Newport, the Company’s flagship brand, decreased 1.8% for 2014 compared to 2013. Domestic wholesale cigarette unit volume for Newport, which excludes Puerto Rico and U.S. Possessions, decreased 1.4% for 2014 versus year ago. Domestic wholesale shipments for Maverick, the Company’s leading discount brand, decreased 4.9% for 2014 compared to 2013.

Based on Lorillard’s proprietary retail shipment database administered by Management Science Associates, Inc., which measures shipments from wholesale to retail, Lorillard’s 2014 domestic retail market share increased

0.3 share point versus year ago to 15.1%. Newport’s domestic retail market share reached 12.9%, an increase of 0.3 share point compared to 2013. Lorillard’s domestic retail share of the menthol market increased 0.1 share point to 40.3% for 2014. Gains in Newport’s domestic retail market share were primarily attributable to the continued strengthening of Newport Menthol in its core geographies, continued success in expansion markets and volume growth from Newport Non-Menthol.

Cost of sales. Cost of sales increased by $54 million, or 1.3%, from $4.071 billion in 2013 to $4.125 billion in 2014. The increase in cost of sales is primarily due to higher expenses related to the State Settlement Agreements ($117 million), higher raw material costs, primarily tobacco and wrapping materials ($16 million) and higher Food and Drug Administration fees ($6 million), partially offset by lower unit sales volume ($53 million, including $40 million of federal excise tax), a lower Federal Assessment for Tobacco Growers ($28 million) resulting from the expiration of the assessment on September 30, 2014 and lower indirect manufacturing costs ($4 million). We recorded pre-tax charges for our obligations under the State Settlement Agreements of $1.358 billion and $1.241 billion for the years ended December 31, 2014 and 2013, respectively, an increase of $117 million. The $117 million increase is due primarily to the absence of the $154 million favorable impact on Lorillard’s tobacco settlement expense of the settlement to resolve certain MSA payment adjustment disputes approved by the arbitration panel in March 2013, the inflation adjustment of $38 million, the $17 million unfavorable impact of higher market share and other adjustments ($3 million), partially offset by the $43 million favorable impact of the volume adjustment related to lower Original Participating Manufacturer volume, the favorable impact of $27 million on Lorillard’s tobacco settlement expense in 2014 related to the 2003 non-participating manufacturer arbitration award as a result of the September 2013 arbitration panel determination that six states failed to diligently enforce escrow provisions applicable to non-participating manufacturers, the $14 million favorable impact of the reduction in Lorillard’s MSA payments as a result of the settlement with two more states in June 2014 and the $11 million favorable impact of RAI’s mark-to-market pension accounting adjustment in the fourth quarter of 2014.

Selling, general and administrative. Selling, general and administrative expenses decreased $75 million, or 12.6%, from $595 million in 2013 to $520 million in 2014. The decrease in 2014 is primarily due to the absence of the $20 million in estimated costs to comply with or otherwise resolve the U.S. Government Case judgment incurred in the first quarter of 2013, $79 million in accrued costs related to compensatory damages and statutory interest to dismiss the Evans case incurred in the third quarter of 2013, $22 million of costs related to certain Engle Progeny cases incurred in the fourth quarter of 2013, $8 million in lower benefits related expenses, $10 million in lower litigation related expenses and $6 million in lower promotional expenses related to Newport Menthol, partially offset by $39 million in costs to satisfy the Alexander judgment including statutory interest and fees and $26 million in costs related to the agreement to merge with RAI.

Electronic Cigarettes Segment Results

	2014*	2013*
	(In millions)
Net sales	$165	$230
Cost of sales	127	160

Gross profit	38	70
Selling, general and administrative	110	70

Operating income (loss)	$(72)	$—

*	Results for the year ended December 31, 2014 provided above are not comparable to the results for the year ended December 31, 2013 as Lorillard purchased SKYCIG on October 1, 2013.

Net sales. Net sales for the Electronic Cigarettes segment were $165 million for 2014, compared to $230 million for 2013. The decline in sales of blu eCigs in the U.S. of $70 million versus year ago reflects a decrease in unit volume of products sold in 2014 of $95 million as well as the estimated $11 million mix impact of a lower price on rechargeable kits that were introduced in 2013. The decrease in unit volume was partially offset by sales from 2014 product launches, including sales of the new blu eCigs PLUS+ kit and tank products of $20 million and cherry disposable products of $16 million. 2013 was also favorably impacted by significant pipeline inventory as the brand was in its initial phase of national expansion. blu (U.K.) was acquired on October 1, 2013 and generated $9 million in net sales during 2014 as compared to $4 million in 2013.

Based on the Nielsen ScanTrack Database, blu’s domestic all-outlet dollar market share of electronic cigarettes was 33.4% for the 52 weeks ending December 27, 2014, compared to 42.1% in 2013. Based on Nielsen ScanTrack data in the U.K., blu (U.K.)’s all-outlet dollar market share of electronic cigarettes was 5.7% for the 52 week period ending January 3, 2015—after successfully re-branding the Company’s e-cigarette product offerings as “blu” in the second quarter of 2014.

Cost of sales. Cost of sales for the Electronic Cigarettes segment was $127 million for the year ended December 31, 2014, compared to $160 million for the year ended December 31, 2013.

Gross profit. Gross profit was $38 million, or 23.0% of net sales, for 2014. This compares to gross profit of $70 million, or 30.4% of net sales, for 2013. Gross profit and gross profit margin for 2014 at blu eCigs in the U.S. were negatively impacted by a decline in unit volumes ($45 million), the mix impact of the lower priced rechargeable kits ($7 million) and higher retail distribution costs ($7 million), partially offset by the new blu eCigs PLUS+ kit and tank and cherry disposable product launches ($18 million) and decreased product costs ($21 million). Gross profit and gross profit margin for the years ended December 31, 2014 and 2013 also included supply chain related charges of approximately $8 million and $5 million, respectively. Gross profit and gross profit margin for 2014 at blu (U.K.) were negatively impacted primarily by higher retail distribution costs of $4 million.

Selling, general and administrative. Selling, general and administrative costs were $110 million for the year ended December 31, 2014, compared to $70 million for the year ended December 31, 2013. Selling, general and administrative costs in 2014 include incremental investment to build the blu brand in the U.S. as well as to launch the blu brand in the U.K. Selling, general and administrative costs for the year ended December 31, 2014 also include $23 million of amortization related to the SKYCIG brand, partially offset by a fair value adjustment to the blu (U.K.) earn out liability of $8 million. The fair value ascribed to the SKYCIG brand in connection with the acquisition of £20 million (approximately $32 million at December 31, 2014 exchange rates) is being amortized over an estimated life of 18 months beginning October 1, 2013 after which amortization charges related to the brand will cease.

Operating income/(loss). The Electronic Cigarettes segment had an operating loss of $(72) million for the year ended December 31, 2014, compared to no operating income for the year ended December 31, 2013. blu (U.K.)’s operating losses were $(49) million for the year ended December 31, 2014 and $(7) million for the year ended December 31, 2013.

Lorillard Consolidated Results

Investment income (loss). Investment income increased $5 million for 2014 compared to 2013 and reflects $4 million of interest income related to the 2003 non-participating manufacturer arbitration award.

Interest expense. Interest expense increased $7 million in 2014, compared to 2013, and reflects interest on the 2023 Notes (defined below) issued in the second quarter of 2013.

Income taxes. Income taxes increased $45 million, or 6.4%, from $704 million for the year ended December 31, 2013 to $749 million for the year ended December 31, 2014. The change reflects an increase in income before income taxes of $52 million, or 2.8%, and an increase in the effective tax rate from 37.4% to

38.7% for the year ended December 31, 2013 and 2014, respectively. The rate increase is mainly due to non-deductible merger related expenses, United Kingdom foreign tax rate differences that negatively impacted the tax rate and a valuation allowance recorded related to blu (U.K.) deferred tax assets in 2014.

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

Based on Lorillard’s proprietary retail shipment database administered by MSAI, Lorillard’s domestic retail market share once again posted strong gains in 2013, increasing 0.5 share point to 14.8%. Newport’s domestic retail market share reached 12.6% for 2013, an increase of 0.6 share point versus year ago. Lorillard’s domestic retail share of the menthol market reached 40.2% for 2013, an increase of 0.9 share point compared to year ago. Gains in Newport’s domestic retail market share were primarily attributable to the continued strengthening of Newport Menthol in its core geographies, continued success in expansion markets and the volume impact resulting from the introduction of Newport Smooth Select in the second quarter of 2013 and, to a lesser extent, Newport Non-Menthol Gold in the fourth quarter of 2013.

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

Lorillard Consolidated Results

Interest expense Interest expense increased $18 million in 2013, compared to 2012, and reflects interest on the 2017 Notes and the 2023 Notes (defined below) issued in the third quarter of 2012 and the second quarter of 2013, respectively.

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

Liquidity and Capital Resources

Our cash and cash equivalents of $1.308 billion at December 31, 2014 were invested in prime money market funds.

Our short-term and long-term investments totaled $324 million and $167 million as of December 31, 2014, respectively. Short-term and long-term investments consist of investment grade debt securities, all of which are classified as available for sale.

Cash Flows

Cash flow from operating activities. The principal source of liquidity for our business and operating needs is internally generated funds from our operations. We generated net cash flow from operations of $1.329 billion for

2014 compared to $1.192 billion for 2013. The increased net cash flow in 2014 primarily reflects the increase in net income, a decrease in inventory, a decrease in pension and post-retirement contributions and an increase in depreciation and amortization, partially offset by a decrease in accounts payable and accrued liabilities, a decrease in accrued settlement costs and higher tax payments. Net cash flow from operations was $1.192 billion for 2013, compared to $1.170 billion for 2012. The increased net cash flow in 2013 primarily reflects the increase in net income and a lower increase in inventory, partially offset by a lower increase in accounts payable and accrued expenses and higher tax payments.

Cash flow from investing activities. Our cash flows from investing activities used cash of $282 million for 2014, which consisted of $654 million used for the purchases of investments and $41 million for additions to plant and equipment, partially offset by $244 million received for sales of investments and $169 received for maturities of investments. This compares to $358 million of cash used for investing activities in 2013, which consisted of $276 million used for the purchases of investments, $62 million for additions to plant and equipment and $46 million for the acquisition of SKYCIG, partially offset by $3 million received for sales of investments and $23 million received for maturities of investments.

Our investing activities used cash of $358 million for the twelve months ended December 31, 2013 compared to $209 million for 2012. The increase in cash used by investing activities in 2013 is due primarily to the purchase of investments totaling $276 million, partially offset by lower cash used for business acquisitions and capital expenditures and sales and maturities of investments totaling $26 million.

Capital expenditures were $41, $62 million and $74 million for 2014, 2013 and 2012, respectively. The expenditures were primarily for the modernization of manufacturing equipment. Our capital expenditures for 2015 are forecast to be between $45 million and $50 million.

Cash flow from financing activities. Our cash flow from operations has exceeded our working capital and capital expenditure requirements in each of the years ended December 31, 2014, 2013 and 2012. In 2012, we paid cash dividends of $202 million, $203 million, $203 million and $199 million on March 9, 2012, June 11, 2012, September 10, 2012 and December 10, 2012, respectively. In 2013, we paid cash dividends of $209 million, $208 million, $204 million and $202 million on March 11, 2013, June 10, 2013, September 10, 2013 and December 10, 2013, respectively. In 2014, we paid cash dividends of $224 million, $222 million, $221 million and $222 million on March 10, 2014, June 10, 2014, September 10, 2014 and December 10, 2014, respectively.

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

Lorillard Tobacco is the principal, wholly owned operating subsidiary of Lorillard, Inc., and the $750 million aggregate principal amount of 8.125% senior notes issued in June 2009 and due 2019 (the “2019 Notes”), $750 million aggregate principal amount of 6.875% senior notes due 2020, $250 million aggregate principal amount of 8.125% senior notes due 2040, $500 million aggregate principal amount of 3.500% Notes due 2016, 2017 Notes, 2023 Notes, 2040 Notes and $250 million aggregate principal amount of 7.000% Notes due 2041 (together, the “Notes”) are unconditionally guaranteed in full on a senior unsecured basis by Lorillard, Inc.

The interest rate payable on the 2019 Notes is subject to incremental increases from 0.25% to 2.00% in the event either Moody’s Investors Services, Inc. (“Moody’s”), Standard & Poor’s Ratings Services (“S&P”) or both

Moody’s and S&P downgrade the 2019 Notes below investment grade (Baa3 and BBB- for Moody’s and S&P, respectively). As of December 31, 2014, our debt ratings were Baa2 and BBB- with Moody’s and S&P, respectively, both of which are investment grade.

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

As of June 4, 2014, the Company completed its $1 billion repurchase program announced in March 2013 and amended in May 2013. As a result of the Merger Agreement, we have suspended any further share repurchase activity. In 2014, we paid a total of $314 million for share repurchases that were funded from available cash balances. In 2013 and 2012, share repurchases of $795 million and $578 million, respectively, were funded by debt issuances of $500 million in each of 2013 and 2012 as well as available cash balances.

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

The rate of return on our pension assets in 2014 was a positive 8.4%. Our pension expense was approximately $4 million in 2014 and we anticipate pension expense of approximately $25 million in 2015. We contributed $1 million to our pension plans in 2014 and anticipate a contribution of $1 million in 2015.

We believe that it is appropriate for a company of our size and financial characteristics to have a prudent level of debt as a component of our capital structure in order to reduce our total cost of capital and improve total shareholder returns. Accordingly, we raised $500 million and $500 million of debt financing in 2013 and 2012, respectively. As a result of the pending merger agreement with RAI, we have suspended any further debt financing. Should the merger not be completed, we expect that we would seek to raise additional debt financing in the future, although the structure, timing and amount of such indebtedness has not yet been determined and will depend on a number of factors, including, but not limited to the prevailing credit and interest rate environment, our cash requirements, and other business, financial and tax considerations. The proceeds of any such debt financing may be used to fund stock repurchases, acquisitions, dividends or for other general corporate purposes. We presently have no commitments or agreements with or from any third party regarding any debt financing transactions and no assurance can be given that we will ultimately pursue any debt financing or, if pursued, that we will be able to obtain debt financing at the suggested levels or on attractive terms.

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

There were no borrowings under the Revolver during 2012, 2013 or 2014.

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

During 2014, we paid $1.4 billion under the State Settlement Agreements, primarily based on 2013 volume. Included in the above number was $93 million we deposited in an interest-bearing escrow account (“Disputed Payments Account”) in accordance with procedures established in the MSA pending resolution of a claim by us and the other Original Participating Manufacturers that they are entitled to reduce their MSA payments based on a loss of market share to non-participating manufacturers. Most of the states that are parties to the MSA are disputing the availability of the reduction and we believe that this dispute will ultimately be resolved by judicial and arbitration proceedings. Our $93 million deposit in escrow is based upon the Original Participating Manufacturers collective loss of market share in 2011 that resulted in a reduction of $88 million and for adjustments related to escrow payments for other years. In April of 2013, 2012, 2011, 2010, 2009, 2008, 2007 and 2006, we had previously deposited $119 million, $106 million, $104 million, $83 million, $73 million, $72 million, $111 million and $109 million, respectively, in the Disputed Payments Account discussed above, which were based on losses of market share in 2010, 2009, 2008, 2007, 2006, 2005, 2004 and 2003 to non-participating manufacturers. In February 2009, we directed the release of $72 million from the Disputed Payments Account to the MSA states. This amount related to the loss of market share in 2005 and this release was pursuant to an Agreement Regarding Arbitration that we and the other Participating Manufacturers entered into with certain MSA states. In April 2013, October 2013, April 2014 and June 2014, we directed the release of $298 million, $22 million, $40 million and $12 million, respectively, from the Disputed Payments Account to the signatory states to the settlement that resolved the disputes involving MSA payment adjustments relating to non-participating manufacturers, as further discussed below. In addition, in April 2014, we directed the release of $62 million from the Disputed Payments Account to Lorillard Tobacco associated with the 2003 arbitration award, as further discussed below. We and the other Original Participating Manufacturers have the right to claim additional reductions of MSA payments in subsequent years under provisions of the MSA.

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

Based on the terms of the settlement, during the first quarter of 2013 Lorillard Tobacco recorded a reduction in its State Settlements liability and expense of $165 million and reduced its April 15, 2013 MSA Annual Payment by the same amount. The reduction was partially offset by an increase of $21 million in the State Settlements liability and expense related to the industry Volume Adjustment Offset associated with the increase in the industry aggregate operating income under the agreements with the previously settled states. During the second quarter of 2013 Lorillard Tobacco recorded a reduction in its State Settlements liability and expense of $12 million as a result of the two additional states joining the settlement. The reduction was partially offset by an increase of $1 million in the State Settlements liability and expense related to the industry Volume Adjustment Offset associated with the increase in the industry aggregate operating income under agreements with the previously settled states. During the second quarter of 2014, Lorillard Tobacco recorded a reduction in its State Settlements liability and expense of $14 million as a result of the two additional states joining the settlement.

Lorillard Tobacco will continue to pursue these claims against those states that have not settled. Fourteen states that have not joined the settlement have taken action in state court to prevent the settlement from proceeding or to seek other relief related to the settlement. As of February 6, 2015, claims in eight states remain pending as three states withdrew their opposition; one state’s challenge was denied and not appealed; and, as noted above, two additional states joined the settlement and indefinitely stayed their challenges. Two of the states also unsuccessfully sought to preliminarily enjoin the implementation of the settlement. There is no assurance that such attempts will be resolved favorably to the Company.

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

On April 10, 2014, the MSA court in Pennsylvania issued its rulings on that state’s motion to vacate the arbitration panel’s rulings with respect to that state. The court upheld the arbitration panel’s non-diligence finding for that state. However, the court also ruled that the states that signed the settlement and had been contested in the 2003 NPM Adjustment arbitration would be deemed non-diligent for purposes of calculating that state’s share of the 2003 NPM Adjustment. The OPM’s appealed this ruling. The MSA Independent Auditor on April 14, 2014 issued revised final calculations for the April 2014 MSA payments that implement the Pennsylvania court’s ruling. The ruling was reflected as an increase of $12 million in Lorillard Tobacco’s April 15, 2014 MSA payment, and resulted in an increase to Lorillard Tobacco’s State Settlement liability and expense of $9 million during the second quarter of 2014.

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

Based on the terms of the award, and subsequent events, Lorillard Tobacco recorded in 2014 a reduction in its State Settlements liability and expense of $34 million and recorded $5 million as an increase to investment income related to interest earned on the proceeds from the 2003 NPM Adjustment award, including funds paid into and released from the Disputed Payments Account (“DPA”). The reduction was partially offset by an increase of $6 million in the State Settlements liability and expense related to the industry Volume Adjustment Offset associated with the increase in the industry aggregate operating income under the agreements with the previously settled states.

In addition, in connection with the MSA, the Original Participating Manufacturers entered into an agreement to establish a $5.2 billion trust fund payable between 1999 and 2010 to compensate the tobacco growing communities in 14 states (the “Trust”). Payments to the Trust ended in 2005 as a result of an assessment imposed under a federal law, enacted in 2004, repealing the federal supply management program for tobacco growers. Under the law, tobacco quota holders and growers were compensated over 10 years with payments totaling $10.1 billion, funded by an assessment on tobacco manufacturers and importers. Payments under the law to qualifying tobacco quota holders and growers commenced in 2005 and are now complete. Lorillard Tobacco’s final payment was made on September 30, 2014. Lorillard recorded pretax charges for its obligations under the law of $92 million, $120 million and $118 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Contractual Cash Payment Obligations

The following table presents the contractual cash payment obligations of Lorillard as of December 31, 2014:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In millions)
Senior notes	$3,500	$—	$1,000	$1,500	$1,000
Interest payments related to notes	1,742	198	537	210	797
Contractual purchase obligations	62	62	—	—	—
Leaf purchase obligations	85	85	—	—	—
Operating lease obligations	5	2	2	1	—

Total	$5,394	$347	$1,539	$1,711	$1,797

As of December 31, 2014, we do not believe that we will make any payments in the next twelve months related to gross unrecognized tax benefits. We cannot make a reasonably reliable estimate of the amount of liabilities for unrecognized tax benefits that may result in cash settlements for periods beyond twelve months.

As previously discussed, we have entered into the State Settlement Agreements which impose a stream of future payment obligations on us and the other major U.S. cigarette manufacturers. Our portion of ongoing adjusted settlement payments, including fees to settling plaintiffs’ attorneys, are based on a number of factors which are described above. Our cash payment under the State Settlement Agreements in 2014 amounted to $1.36 billion, net of the NPM settlement credit of $37 million, and we estimate our cash payments in 2015 under the State Settlement Agreements will be between $1.45 billion and $1.50 billion, primarily based on 2014 estimated industry volume. Payment obligations are not incurred until the related sales occur and therefore are not reflected in the above table. The 2014 cash payments include the favorable impact of the release from the DPA on April 15, 2014 of $62 million as a result of the September 2013 arbitration panel determination that six states failed to diligently enforce escrow provisions applicable to non-participating manufacturers.

Off-Balance Sheet Arrangements – None.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We invest in financial instruments that involve market risk. Our measure of market risk exposure represents an estimate of the change in fair value of our financial instruments. Market risk exposure is presented below for each class of financial instrument we held at December 31, 2014, assuming immediate adverse market movements of the magnitude described below. We believe that the rate of adverse market movement represents a measure of exposure to loss under hypothetically assumed adverse conditions. The estimated market risk exposure represents the hypothetical loss to future earnings and does not represent the maximum possible loss nor any expected actual loss, even under adverse conditions, because actual adverse fluctuations would likely differ. In addition, since our investment portfolio is subject to change based on our portfolio management strategy as well as in response to changes in the market, these estimates are not necessarily indicative of the actual results which may occur. The market risk exposure represents the potential loss in carrying value and pretax impact to future earnings caused by the hypothetical change in price.

Exposure to market risk is managed and monitored by senior management. Senior management approves our overall investment strategy and has the responsibility to ensure that the investment positions are consistent with that strategy with an acceptable level of risk.

Interest rate risk. Our cash and cash equivalents consist of money market funds with major financial institutions. Our short and long-term investments are made up of available-for-sale securities which include corporate debt securities, U.S. Government agency obligations, commercial paper and international government obligations. All of our investments are exposed to fluctuations in interest rates. A sensitivity analysis, based on a hypothetical 1% increase or decrease in interest rates on our average 2014 investments, would cause an increase or decrease in pretax income of approximately $18 million for 2014.

Our debt is denominated in US Dollars and has been issued at a fixed rate. In September 2009, we entered into interest rate swap agreements for a total notional amount of $750 million to hedge changes in fair value of the Notes due to changes in the designated benchmark interest rate. Changes in the fair value of the derivative are recorded in earnings along with offsetting adjustments to the carrying amount of the hedged debt. A sensitivity analysis, based on a hypothetical 1% change in LIBOR, would cause an increase or decrease in pretax income of approximately $8 million for 2014.

Liquidity risk. We may be forced to cash settle all or a portion of our derivative contracts before the expiration date if our debt rating is downgraded below Ba2 by Moody’s or BB by S&P. This could have a negative impact on our cash position. Early cash settlement would result in the timing of our hedge settlement not being matched to the cash settlement of the debt. As of December 31, 2014 our Moody’s debt rating was Baa2, and our S&P debt rating was BBB-, both of which are above the ratings at which settlement of our derivative contracts would be required. See Note 13 to our consolidated financial statements for additional information on derivatives.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Financial Statements and Supplementary Data are comprised of the following sections:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Lorillard, Inc.

Greensboro, North Carolina

We have audited the accompanying consolidated balance sheets of Lorillard, Inc. and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, shareholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 11, 2015 expressed an unqualified opinion on the Company’s internal control over financial reporting.

Raleigh, North Carolina

February 11, 2015

LORILLARD, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
(In millions, except share and per share data)	2014	2013
ASSETS:
Cash and cash equivalents	$1,308	$1,454
Short-term investments	324	157
Accounts receivable, less allowances of $2 and $3	13	19
Other receivables	35	29
Inventories	404	499
Deferred income taxes	522	555
Other current assets	28	23

Total current assets	2,634	2,736
Plant and equipment, net	308	316
Long-term investments	167	93
Goodwill	100	102
Intangible assets, net	63	87
Deferred income taxes	142	51
Other assets	94	151

Total assets	$3,508	$3,536

LIABILITIES AND SHAREHOLDERS’ DEFICIT:
Accounts and drafts payable	$31	$42
Accrued liabilities	357	377
Settlement costs	1,187	1,224
Income taxes	8	8

Total current liabilities	1,583	1,651
Long-term debt	3,561	3,560
Postretirement pension, medical and life insurance benefits	473	305
Other liabilities	73	84

Total liabilities	5,690	5,600

Commitments and Contingent Liabilities

Shareholders’ Deficit:
Preferred stock, $0.01 par value, authorized 10 million shares	—	—
Common stock:
Authorized—600 million shares; par value—$0.01 per share
Issued—383 million and 382 million shares (outstanding 360 million and 365 million shares)	4	4
Additional paid-in capital	287	256
Accumulated deficit	(1,140)	(1,438)
Accumulated other comprehensive loss	(263)	(130)
Treasury stock at cost, 23 million and 17 million shares	(1,070)	(756)

Total shareholders’ deficit	(2,182)	(2,064)

Total liabilities and shareholders’ deficit	$3,508	$3,536

See Notes to Consolidated Financial Statements

LORILLARD, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
(In millions, except per share data)	2014	2013	2012
Net sales (including excise taxes of $1,938, $1,978 and $1,987)	$6,990	$6,950	$6,623
Cost of sales (including excise taxes of $1,938, $1,978 and $1,987)	4,252	4,231	4,241

Gross profit	2,738	2,719	2,382
Selling, general and administrative	630	665	504

Operating income	2,108	2,054	1,878
Investment income	7	2	4
Interest expense	(179)	(172)	(154)

Income before income taxes	1,936	1,884	1,728
Income taxes	749	704	629

Net income	$1,187	$1,180	$1,099

Earnings per share:
Basic	$3.29	$3.15	$2.82
Diluted	$3.28	$3.15	$2.81
Weighted average number of shares outstanding:
Basic	360.14	372.96	389.27
Diluted	360.76	373.71	390.13

See Notes to Consolidated Financial Statements

LORILLARD, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
(In millions)	2014	2013	2012
Net income	$1,187	$1,180	$1,099

Other comprehensive income (loss), net of tax:
Defined benefit retirement plans gain (loss), net of tax expense (benefit) of $(86), $41 and $(4)	(130)	110	(13)
Foreign currency translation gain (loss), net of tax expense (benefit) of $(1), $- and $-	(3)	1	—

Other comprehensive income (loss)	(133)	111	(13)

Comprehensive income	$1,054	$1,291	$1,086

See Notes to Consolidated Financial Statements

LORILLARD, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Treasury Stock	Total Share- Holders’ Deficit
(In millions, except per share data)
Balance, December 31, 2011	$5	$263	$2,059	$(228)	$(3,612)	$(1,513)
Net income			1,099			1,099
Other comprehensive loss, net of tax benefit of ($4)				(13)		(13)
Dividends paid ($2.07 per share)			(807)			(807)
Share repurchases					(578)	(578)
Share-based compensation		35				35

Balance, December 31, 2012	$5	$298	$2,351	$(241)	$(4,190)	$(1,777)

Net income			1,180			1,180
Other comprehensive income, net of tax expense of $41				111		111
Dividends paid ($2.20 per share)			(823)			(823)
Retirement of treasury shares	(1)	(82)	(4,146)		4,229	—
Share repurchases					(795)	(795)
Share-based compensation		27				27
Excess tax benefit on share-based compensation		13				13

Balance, December 31, 2013	$4	$256	$(1,438)	$(130)	$(756)	$(2,064)

Net income			1,187			1,187
Other comprehensive loss, net of tax benefit of $(87)				(133)		(133)
Dividends paid ($2.46 per share)			(889)			(889)
Share repurchases					(314)	(314)
Share-based compensation		22				22
Excess tax benefit on share-based compensation		9				9

Balance, December 31, 2014	$4	$287	$(1,140)	$(263)	$(1,070)	$(2,182)

See Notes to Consolidated Financial Statements

LORILLARD, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2014	2013	2012
	(In millions)
Cash flows from operating activities:
Net income	$1,187	$1,180	$1,099
Adjustments to reconcile to net cash provided by operating activities:
Depreciation and amortization	72	50	39
Pension, health and life insurance contributions	(11)	(44)	(43)
Pension, health and life insurance benefits expense	18	36	44
Deferred income tax provision (benefit)	27	(42)	(11)
Share-based compensation	20	18	20
Excess tax benefits from share-based arrangements	(9)	(13)	(11)
Changes in fair value of earn out liability	(8)	—	—
Changes in operating assets and liabilities, net of amounts acquired:
Accounts and other receivables	9	(7)	(8)
Inventories	95	(89)	(118)
Accounts payable and accrued liabilities	(29)	20	64
Settlement costs	(37)	41	32
Income taxes	(1)	36	59
Other current assets	(3)	3	5
Other assets	(1)	3	(1)

Net cash provided by operating activities	1,329	1,192	1,170

Cash flows from investing activities:
Purchase of investments	(654)	(276)	—
Business acquisitions	—	(46)	(135)
Additions to plant and equipment	(41)	(62)	(74)
Sales of investments	244	3	—
Maturities of investments	169	23	—

Net cash used in investing activities	(282)	(358)	(209)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	500	500
Dividends paid	(889)	(823)	(807)
Shares repurchased	(314)	(795)	(578)
Debt issuance costs	—	(4)	(5)
Proceeds from exercise of stock options	2	9	5
Excess tax benefits from share-based arrangements	9	13	10

Net cash used in financing activities	(1,192)	(1,100)	(875)

Effect of foreign currency rate changes on cash and cash equivalents	(1)	—	—

Change in cash and cash equivalents	(146)	(266)	86
Cash and cash equivalents, beginning of year	1,454	1,720	1,634

Cash and cash equivalents, end of year	$1,308	$1,454	$1,720

Cash paid for income taxes	$724	$712	$580
Cash paid for interest, net of cash received from interest rate swaps of $25 in 2014, $24 in 2013 and $24 in 2012	$174	$164	$144

See Notes to Consolidated Financial Statements

LORILLARD, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Significant Accounting Policies

Basis of presentation—Lorillard, Inc., through certain of its subsidiaries, is engaged in the manufacture and sale of cigarettes and electronic cigarettes. Lorillard Tobacco Company’s principal cigarette products are marketed under the brand names of Newport, Kent, True, Maverick and Old Gold with substantially all of its sales in the United States of America. On April 24, 2012 Lorillard acquired blu eCigs, an electronic cigarette brand in the U.S. On October 1, 2013, Lorillard acquired the assets and operations of SKYCIG, now trading as blu (U.K.), a United Kingdom-based electronic cigarette business. Newport, Kent, True, Maverick, Old Gold, blu eCigs and SKYCIG are the registered trademarks of Lorillard, Inc. and its subsidiaries.

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

Use of estimates—The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and related notes. Significant estimates in the consolidated financial statements and related notes include: (1) accruals for tobacco settlement costs, litigation, sales incentive programs, income taxes and share-based compensation, (2) the determination of discount, mortality, healthcare cost trend rate and other rate assumptions for defined benefit pension and other postretirement benefit expenses, (3) the valuation of pension assets and (4) the valuation of goodwill and intangible assets. Actual results could differ from those estimates.

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

The fair value of our indefinite lived trademark and trade name is estimated utilizing the relief-from-royalty-method, and compared to the carrying value. The main assumptions utilized in the relief-from-royalty-method are projected revenues from our long range plan, assumed royalty rates that could be payable if we did not own the trademark and a discount rate. We recognize an impairment loss when the estimated fair value of the indefinite lived intangible asset is less than its carrying value.

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

Foreign Currency Translation—Foreign currency denominated assets and liabilities of a foreign subsidiary are translated into United States dollars at exchange rates existing at the respective balance sheet dates. Translation adjustments resulting from fluctuations in exchange rates are recorded as a separate component of other comprehensive income (loss) within shareholders’ deficit. The results of operations of foreign subsidiaries are translated at the average exchange rates during the respective periods. Gains and losses resulting from foreign currency transactions are included in net earnings.

Revenue recognition—Revenue from product sales, net of sales incentives, is recognized at the time ownership of the goods transfers to customers and collectability is reasonably assured. Federal excise taxes are recognized on a gross basis, and are reflected in both net sales and cost of sales. Sales incentives include retail price discounts, coupons and retail display allowances and are recorded as a reduction of revenue based on amounts estimated as due to customers and consumers at the end of a period based primarily on use and redemption rates. Sales to one customer represented 29%, 29% and 29% of Lorillard’s revenues in 2014, 2013 and 2012, respectively. Our largest selling brand, Newport, accounted for approximately 86.5%, 85.4% and 87.0% of consolidated net sales of Lorillard in 2014, 2013 and 2012, respectively.

Cost of sales—Cost of sales includes federal excise taxes, leaf tobacco cost, wrapping and casing material, manufacturing labor and production salaries, wages and overhead, research and development costs, distribution, other manufacturing costs, State Settlement Agreement expenses, the federal assessment for tobacco growers, Food and Drug Administration fees, promotional product expenses and electronic cigarette raw materials and manufacturing costs. Promotional product expenses include the cost, including excise taxes, of the free portion of “buy some get some free” promotions. We purchased approximately 80%, 86% and 90% of our leaf tobacco from 3, 4 and 4 suppliers in 2014, 2013 and 2012, respectively.

Advertising and marketing costs—Advertising costs are recorded as expense in the year incurred. Marketing and advertising costs that include such items as direct mail, advertising, agency fees and point of sale materials are included in selling, general and administrative expenses. Advertising expense was $87 million, $84 million and $54 million for the years ended December 31, 2014, 2013 and 2012, respectively.

Research and development costs—Research and development costs are recorded as expense as incurred, are included in cost of sales and amounted to $25 million, $21 million and $20 million for each of the years ended December 31, 2014, 2013 and 2012, respectively.

Tobacco settlement costs—Lorillard recorded charges of $1.358 billion, $1.241 billion and $1.379 billion for the years ended December 31, 2014, 2013 and 2012, respectively, to accrue its obligations under the State Settlement Agreements (see Note 23). Lorillard’s portion of ongoing adjusted settlement payments and legal fees is based on its share of total domestic cigarette shipments in that year. Accordingly, Lorillard records its portion of ongoing adjusted settlement payments as part of cost of sales as the related sales occur. Payments are made annually and are generally due in April of the year following the accrual of costs. The settlement cost liability on the consolidated balance sheets represents the unpaid portion of the Company’s obligations under the State Settlement Agreements.

Share-Based compensation costs—Under the 2008 Incentive Compensation Plan, the fair market value of the restricted shares and restricted stock units and the exercise price of stock options is based on the closing price at the date of the grant. Share-based compensation expense is recognized in selling, general and administrative expenses net of an estimated forfeiture rate and for shares expected to vest, using a straight-line basis over the requisite service period of the award.

Legal costs and loss contingencies—Legal costs are expensed as incurred and amounted to $144 million, $146 million and $160 million for the years ended December 31, 2014, 2013 and 2012, respectively. Lorillard establishes accruals in accordance with Accounting Standards Codification Topic 450, Contingencies (“ASC 450”), when a loss contingency is both probable and can be reasonably estimated as a charge to selling, general and administrative expense. There are a number of factors impacting Lorillard’s ability to estimate the possible loss or a range of loss, including the specific facts of each matter; the legal theories proffered by plaintiffs and legal defenses available to Lorillard Tobacco and Lorillard, Inc.; the wide-ranging outcomes reached in similar cases; differing procedural and substantive laws in the various jurisdictions in which lawsuits have been filed, including whether punitive damages may be pursued or are permissible; the degree of specificity in a plaintiff’s complaint; the history of the case and whether discovery has been completed; plaintiffs’ history of use of Lorillard Tobacco’s cigarettes relative to those of the other defendants; the attribution of damages, if any, among multiple defendants; the application of contributory and/or comparative negligence to the allocation of damage awards among plaintiffs and defendants; the likelihood of settlements for de minimis amounts prior to trial; the likelihood of success at trial; the likelihood of success on appeal; and the impact of current and pending state and federal appellate decisions. It has been Lorillard’s experience and is its continued expectation that the above complexities and uncertainties will not be clarified until the late stages of litigation. For those reasonably possible loss contingencies for which an estimate of the possible loss or range of loss cannot be made, Lorillard discloses the nature of the litigation and any developments as appropriate. See Note 23 for a description of loss contingencies.

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

Recently adopted accounting pronouncements—In July 2012, the FASB issued ASU 2012-02 “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Asset for Impairment.” ASU 2012-02 gives an entity the option to first assess qualitative factors to determine whether the existence of events or circumstances indicates that it is more likely than not that indefinite-lived intangible assets other than goodwill are impaired, before being required to complete a quantitative impairment test. If an entity concludes, after assessing the totality of qualitative factors, that it is more likely than not that the indefinite-lived intangible assets are not impaired, then it is not required to complete a quantitative impairment test whereby the fair value of the indefinite-lived intangible asset would be determined and compared with the carrying amount of the intangible asset. The amendments in this update are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, and early adoption is permitted. The adoption of ASU 2012-02 did not have a material impact on Lorillard’s financial position or results of operations.

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

In August 2014, the FASB issued ASU 2014-15 “Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” ASU 2014-15 requires an entity’s management to evaluate whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. Management’s evaluation should be based on relevant conditions and events that are known at the date that the financial statements are issued. This update is effective for annual periods beginning after December 15, 2016. Early application is permitted. We are still evaluating the potential effects on Lorillard’s financial position or results of operations, if any.

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

The results of operations of blu eCigs are included in our consolidated financial statements beginning as of April 24, 2012. Lorillard’s consolidated revenues include $155 million, $226 million and $61 million of sales of blu eCigs during the years ended 2014, 2013 and 2012, respectively. blu eCigs had operating income (loss) of $(23) million, $7 million and $1 million during the years ended 2014, 2013 and 2012, respectively. Lorillard incurred $6 million of acquisition-related expenses during 2012.

The fair values of the assets acquired and liabilities assumed at the date of acquisition are summarized below (in millions):

Assets acquired:
Current assets:
Accounts receivable	$2
Inventories	15

Total current assets	17

Goodwill	64
Intangible assets	58

Total assets	139

Liabilities assumed:
Current liabilities:
Accounts and drafts payable	4

Purchase price	$135

On October 1, 2013, Lorillard acquired certain assets and operations of SKYCIG, now trading as blu (U.K.), a United Kingdom (“UK”)-based electronic cigarette (e-cigarette) business for approximately £28 million (approximately $46 million) in cash paid at closing and contingent consideration of up to an additional £30 million (approximately $47 million at December 31, 2014 exchange rates) to be paid in 2016 based on the achievement of certain financial performance benchmarks.

The results of operations of SKYCIG, now trading as blu (U.K.), are included in our consolidated financial statements beginning as of October 1, 2013. Lorillard’s consolidated revenues include $9 million and $4 million of sales of blu (U.K.) during the years ended 2014 and 2013, respectively. blu (U.K.) had operating losses of $49 million and $7 million during the years ended 2014 and 2013, respectively. Lorillard incurred $4 million of acquisition-related expenses during 2013.

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

3.    Inventories

Cigarette inventories (including leaf tobacco, manufactured stock and materials and supplies) are valued at the lower of cost, determined on a LIFO basis, or market. Electronic cigarette inventories of $51 million and $85 million included in manufactured stock as of December 31, 2014 and 2013, respectively, are valued at the lower of cost, determined on a FIFO basis, or market. Inventories consisted of the following:

	December 31,
	2014	2013
	(In millions)
Leaf tobacco	$305	$349
Manufactured stock	93	143
Materials and supplies	6	7

Total	$404	$499

If the average cost method of accounting was used for inventories valued on a LIFO basis, inventories would be greater by approximately $283 million and $264 million at December 31, 2014 and 2013, respectively. During 2014, inventory quantities were reduced. This reduction resulted in liquidation of LIFO inventory layers, the effect of which decreased cost of sales by approximately $1 million. There were no inventory decrements in 2013 or 2012.

4.    Other Current Assets

Other current assets were as follows:

	December 31,
	2014	2013
	(In millions)
Appeal bonds	$17	$7
Deposits	2	2
Other current assets	9	14

Total	$28	$23

5.    Plant and Equipment, Net

Plant and equipment is stated at historical cost and consisted of the following:

	December 31,
	2014	2013
	(In millions)
Land	$3	$3
Buildings	108	104
Equipment	700	684

Total	811	791
Accumulated depreciation	(503)	(475)

Plant and equipment, net	$308	$316

Depreciation expense was $50 million, $44 million and $39 million for 2014, 2013 and 2012, respectively.

6.    Goodwill and Intangible Assets

On April 24, 2012, Lorillard completed the acquisition of blu eCigs. For additional information, see Note 2, “Acquisitions.” The purchase price allocation includes $64 million of goodwill and $58 million of intangible assets, $57 million of which is an indefinite lived intangible asset consisting of the blu eCigs trademark and trade name.

We evaluated our goodwill and indefinite lived intangible assets recorded as a part of the blu eCigs reporting unit for impairment as of November 1, 2014. Based on the results of our impairment analysis, no impairment of the blu eCigs goodwill or the blu eCigs trademark or trade name was determined to exist.

There were no changes in blu eCigs goodwill or the blu eCigs trademark and trade name during the year ended December 31, 2014.

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

There were no changes in blu (U.K.) goodwill during the year ended December 31, 2014, other than the impact of foreign currency translation.

Intangible Assets

	Weighted Average Amortization Period	Cost	Foreign Currency Translation	Accumulated Amortization	Net Carrying Amount
(Dollars in millions)
Amortizable intangible assets:
blu eCigs Non-compete Agreement and Technology	5 years	$1	$—	$1	$—
SKYCIG Non-compete Agreement and Customer List	5 years	2	—	1	1
SKYCIG trademark and trade name	18 months	33	(2)	26	5

Amortizable intangible assets, net					6
Indefinite-lived intangible assets:
blu eCigs trademark and trade name					57

Intangible assets, net					$63

Intangible assets are amortized using the straight-line method. The aggregate amortization expense for the years ended December 31, 2014 and 2013 were $23 million and $7 million, respectively.

7.    Other Assets

Other assets were as follows:

	December 31,
	2014	2013
	(In millions)
Debt issuance costs, net	$22	$26
Interest rate swap	61	60
Prepaid pension	—	55
Other prepaid assets	11	10

Total	$94	$151

8.    Accrued Liabilities

Accrued liabilities were as follows:

	December 31,
	2014	2013
	(In millions)
Legal fees	$25	$29
Salaries and other compensation	21	20
Medical and other employee benefit plans	29	30
Consumer rebates	85	78
Sales promotion	26	29
Accrued vendor charges	3	3
Excise and other taxes	73	57
Accrued interest	34	34
Litigation related accruals	22	42
Other accrued liabilities	39	55

Total	$357	$377

9.    Commitments

Lorillard leases certain real estate and transportation equipment under various operating leases. Listed below are future minimum rental payments required under those operating leases with non-cancelable terms in excess of one year.

December 31, 2014
(In millions)
2015	$2.4
2016	1.5
2017	0.9
2018	0.5
2019	0.3

Net Minimum lease payments	$5.6

Rental expense for all operating leases was $6 million, $5 million and $4 million for 2014, 2013 and 2012, respectively.

At December 31, 2014, Lorillard Tobacco had contractual obligations to purchase leaf tobacco between January 1, 2015 and December 31, 2015 of approximately $85 million.

At December 31, 2014, Lorillard Tobacco had other contractual purchase obligations of approximately $53 million. These purchase obligations related primarily to agreements to purchase machinery between January 1, 2015 and December 31, 2015.

At December 31, 2014, blu eCigs had contractual purchase obligations of approximately $9 million. These purchase obligations related primarily to agreements to purchase inventory between January 1, 2015 and December 31, 2015.

At December 31, 2014, blu (U.K.) did not have any contractual purchase obligations.

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

Assets and liabilities measured at fair value on a recurring basis at December 31, 2014 were as follows:

(In millions)	Level 1	Level 2	Level 3	Total
Cash and Cash Equivalents:
Prime money market funds	$1,308	$—	$—	$1,308

Total cash and cash equivalents	$1,308	$—	$—	$1,308

Short-term investments:
Corporate debt securities	$—	$201	$—	$201
U.S. Government agency obligations	—	45	—	45
Commercial paper	—	33	—	33
International government obligations	—	45	—	45

Total short-term investments	$—	$324	$—	$324

Long-term investments:
Corporate debt securities	$—	$109	$—	$109
U.S. Government agency obligations	—	58	—	58

Total long-term investments	$—	$167	$—	$167

Derivative Asset:
Interest rate swaps — fixed to floating rate	$—	$61	$—	$61

Other liabilities:
blu (U.K.) earn out liability	$—	$—	$17	$17

Assets and liabilities measured at fair value on a recurring basis at December 31, 2013 were as follows:

(In millions)	Level 1	Level 2	Level 3	Total
Cash and Cash Equivalents:
Prime money market funds	$1,454	$—	$—	$1,454

Total cash and cash equivalents	$1,454	$—	$—	$1,454

Short-term investments:
Corporate debt securities	$—	$63	$—	$63
U.S. Government agency obligations	—	59	—	59
Commercial paper	—	22	—	22
International government obligations	—	13	—	13

Total short-term investments	$—	$157		$157

Long-term investments:
Corporate debt securities	$—	$86	$—	$86
U.S. Government agency obligations	—	7	—	7

Total long-term investments	$—	$93	$—	$93

Derivative Asset:
Interest rate swaps — fixed to floating rate	$—	$60	$—	$60

Other liabilities:
blu (U.K.) earn out liability	$—	$—	$25	$25

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

Short-term and long-term investments include corporate debt securities, U.S. Government agency obligations, commercial paper and international government obligations. The fair value of corporate debt securities, U.S. Government agency obligations, commercial paper and international government obligations, classified as Level 2, utilized quoted prices for identical assets in less active markets or quoted prices for similar assets in active markets. Short-term investments mature within one year of the balance sheet date. Long-term investments mature within one to three years of the balance sheet date.

There were no transfers between levels within the fair value hierarchy. There were no Level 3 purchases, sales, issuances or settlements of these assets and liabilities for the years ended 2014 and 2013.

Proceeds from sales of available for sale securities were $244 million and $3 million for the twelve months ended December 31, 2014 and 2013, respectively. Proceeds from maturities of available for sale securities were $169 million and $23 million for the twelve months ended December 31, 2014 and 2013, respectively. For the twelve months ended December 31, 2014, realized gains and losses on sales, maturities and calls of available for sale securities were not material. The difference between the amortized cost basis and the fair value of major security types was not material as of December 31, 2014 or 2013. There was no other than temporary impairment recognized in accumulated other comprehensive income for the years ended December 31, 2014 or 2013 and total gains for securities with net gains in accumulated other comprehensive income and total losses for securities with net losses in accumulated other comprehensive income were not material as of December 31, 2014 or 2013. Short term investments as of December 31, 2014 and 2013 mature within one year. Long term investments as of December 31, 2014 and 2013 mature within one to five years.

The fair value of the blu (U.K.) earn out liability (the “Earn Out”), classified as Level 3 was determined utilizing a discounted cash flows approach using various probability-weighted blu (U.K.) 2015 financial performance scenarios, upon which the ultimate earn out liability to be paid in 2016 will be based. Significant unobservable inputs used in calculating the fair value of the Earn Out include various blu (U.K.) financial performance scenarios, the probability of achieving those scenarios, and the discount rate. Based upon this calculation, the fair value of the Earn Out was determined to be £15 million, approximately $25 million, as of the date of the acquisition (October 1, 2013). The amount of the Earn Out that will be ultimately paid in 2016 could range from £0 to £30 million (approximately $0 to $47 million at December 31, 2014 exchange rates). We reviewed the fair value of the Earn Out as of December 31, 2014. Based on the results of our analysis, we reduced the Earn Out to approximately £11 million (approximately $17 million at December 31, 2014 exchange rates). Changes in the fair value of the Earn Out are recorded as a component of selling, general and administrative expenses of the Electronic Cigarettes segment. See note 2, “Acquisitions” for additional information related to the acquisition of SKYCIG.

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

As of December 31, 2014, Lorillard was in compliance with all financial covenants and there were no borrowings under the Revolver.

12.    Long-Term Debt

Long-term debt, net of interest rate swaps, consisted of the following:

	December 31, 2014	December 31, 2013
	(In millions)
2016 Notes—3.500% Notes due 2016	$500	$500
2017 Notes—2.300% Notes due 2017	500	500
2019 Notes—8.125% Notes due 2019	811	810
2020 Notes—6.875% Notes due 2020	750	750
2023 Notes—3.750% Notes due 2023	500	500
2040 Notes—8.125% Notes due 2040	250	250
2041 Notes—7.000% Notes due 2041	250	250

Total long-term debt	$3,561	$3,560

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

Lorillard Tobacco is the principal, 100% owned operating subsidiary of the Company, and the $750 million aggregate principal amount of 8.125% senior notes issued in June 2009 and due 2019 (the “2019 Notes”); the $750 million aggregate principal amount of 6.875% senior notes due 2020 (the “2020 Notes”) and $250 million aggregate principal amount of 8.125% senior notes due 2040 (the “2040 Notes”), each issued in April 2010; the 2017 Notes; the 2023 Notes; and the $500 million aggregate principal amount of 3.500% Notes due 2016 (the “2016 Notes”), and $250 million aggregate principal amount of 7.000% Notes due 2041 (the “2041 Notes”), each issued in August 2011 (together, the “Notes”) are unconditionally guaranteed on a senior unsecured basis by the Company.

The interest rate payable on the 2019 Notes is subject to incremental increases from 0.25% to 2.00% in the event either Moody’s Investors Services, Inc. (“Moody’s”), Standard & Poor’s Ratings Services (“S&P”) or both Moody’s and S&P downgrade the 2019 Notes below investment grade (Baa3 and BBB- for Moody’s and S&P, respectively). As of December 31, 2014, our debt ratings were Baa2 and BBB- with Moody’s and S&P, respectively, both of which are investment grade.

Upon the occurrence of a change of control triggering event, Lorillard Tobacco would be required to make an offer to repurchase the Notes at a price equal to 101% of the aggregate principal amount of the Notes, plus accrued interest. A “change of control triggering event” occurs when there is both a “change of control” (as defined in the Supplemental Indentures) and the Notes cease to be rated investment grade by both Moody’s and S&P within 60 days of the occurrence of a change of control or public announcement of the intention to effect a change of control. The Notes are not entitled to any sinking fund and are not redeemable prior to maturity. The Notes contain covenants that restrict liens and sale and leaseback transactions, subject to a limited exception. At December 31, 2014 and December 31, 2013, the carrying value of the Notes was $3.561 billion and $3.560 billion, respectively, and the estimated fair value was $3.984 billion and $3.872 billion, respectively. The fair value of the Notes is based on market pricing. The fair value of the Notes, classified as Level 1, utilized quoted prices in active markets.

13.    Derivative Instruments

In September 2009, Lorillard Tobacco entered into interest rate swap agreements, which the Company guaranteed, with a total notional amount of $750 million to modify its exposure to interest rate risk by effectively converting the interest rate payable on the 2019 Notes from a fixed rate to a floating rate. Under the agreements, Lorillard Tobacco receives interest based on a fixed rate of 8.125% and pays interest based on a floating one-month LIBOR rate plus a spread of 4.625%. The variable rates were 4.779% and 4.793% as of December 31, 2014 and 2013, respectively. The agreements expire in June 2019. The interest rate swap agreements qualify for hedge accounting and were designated as fair value hedges. Under the swap agreements, Lorillard Tobacco receives a fixed rate settlement and pays a variable rate settlement with the difference recorded in interest expense. That difference reduced interest expense by $25 million in 2014 and $24 million in 2013 and 2012.

For derivatives designated as fair value hedges, which relate entirely to hedges of long-term debt, changes in the fair value of the derivatives are recorded in other assets or other liabilities with an offsetting adjustment to the carrying amount of the hedged debt. At December 31, 2014 and 2013, the adjusted carrying amounts of the hedged debt were $811 million and $810 million, respectively and the amounts included in other assets were $61 million and $60 million, respectively.

If our debt rating is downgraded below Ba2 by Moody’s or BB by S&P, the swap agreements will terminate and we will be required to settle them in cash before their expiration date. As of December 31, 2014, our debt ratings were Baa2 and BBB- with Moody’s and S&P, respectively, both of which are above the ratings at which settlement of our derivative contracts would be required.

14.    Earnings Per Share

Basic and diluted earnings per share (“EPS”) were calculated using the following:

	Year Ended December 31,
	2014	2013	2012
	(In millions)
Numerator:
Net income, as reported	$1,187	$1,180	$1,099
Less: Net income attributable to participating securities	(4)	(3)	(3)

Net income available to common shareholders	$1,183	$1,177	$1,096

Denominator:
Basic EPS – weighted average shares	360.14	372.96	389.27
Effect of dilutive securities:
Stock Options and SARS	0.62	0.75	0.86

Diluted EPS – adjusted weighted average shares and assumed conversions	360.76	373.71	390.13

Earnings Per Share:
Basic	$3.29	$3.15	$2.82
Diluted	$3.28	$3.15	$2.81

No options to purchase shares of common stock were excluded from the diluted earnings per share calculation because their effect would be anti-dilutive for the years ended December 31, 2014, 2013 or 2012.

15.    Income Taxes

Prior to the separation from Loews in 2008 (the “Separation”), Lorillard was included in the Loews consolidated federal income tax return, and federal income tax liabilities were included on the balance sheet of Loews. Under the terms of the pre-Separation Tax Allocation Agreement between Lorillard and Loews, Lorillard made payments to, or was reimbursed by Loews for the tax effects resulting from its inclusion in Loews’ consolidated federal income tax return. As of December 31, 2014, there were no tax obligations between Lorillard and Loews for periods prior to the Separation. Following the Separation, Lorillard and its eligible subsidiaries filed a stand-alone consolidated federal income tax return.

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

The provision (benefit) for income taxes consisted of the following:

	Year Ended December 31,
	2014	2013	2012
	(In millions)
Current
Federal	$596	$606	$530
State	126	140	111
Foreign	—	—	—
Deferred
Federal	13	(36)	(10)
State	13	(5)	(2)
Foreign	1	(1)	—

Total	$749	$704	$629

Pre-tax income (loss) for domestic and foreign operations is as follows:

	2014	2013	2012
	(In millions)
Domestic	$1,987	$1,891	$1,728
Foreign	(51)	(7)	—

	$1,936	$1,884	$1,728

Total income tax expense for the years ended December 31, 2014, 2013 and 2012 was different than the amounts of $678 million, $659 million and $605 million, computed by applying the statutory U.S. federal income tax rate of 35% to income before taxes for each of the years.

A reconciliation between the statutory federal income tax rate and Lorillard’s effective income tax rate as a percentage of income is as follows:

	2014	2013	2012
Statutory rate	35.0%	35.0%	35.0%
Increase (decrease) in rate resulting from:
State taxes	4.7	4.7	4.1
Domestic manufacturer’s deduction	(2.6)	(2.7)	(2.8)
Other	1.6	0.4	0.1

Effective rate	38.7%	37.4%	36.4%

Deferred tax assets (liabilities) are as follows:

	December 31,
	2014	2013
	(In millions)
Deferred tax assets:
Employee benefits	$232	$137
Settlement costs	501	525
State and local income taxes	27	22
Litigation and legal	12	24
Inventory	5	3
Other	19	3

Subtotal	796	714
Less: valuation allowance	(11)	—

Gross deferred tax assets	785	714
Deferred tax liabilities:
Depreciation	(70)	(66)
Federal effect of state deferred taxes	(42)	(42)
Other	(9)	—

Gross deferred tax liabilities	(121)	(108)

Net deferred tax assets	$664	$606

In 2014, an $11 million valuation allowance was established to fully offset deferred tax assets related to tax basis in foreign intangible assets and a foreign net operating loss carryforward. Realization of these benefits is dependent upon generating sufficient taxable income in the applicable foreign jurisdiction. No valuation allowance was established on other deferred tax assets as of the years ended December 31, 2014, 2013 or 2012, as Lorillard believes it is more likely than not that all such deferred tax assets will be realized through the expected generation of future taxable income.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2014	2013	2012
	(In millions)
Balance at January 1,	$52	$41	$42
Additions for tax positions of prior years	—	4	4
Reductions for tax positions of prior years	(2)	(2)	(6)
Additions based on tax positions related to the current year	24	10	9
Settlements	(4)	—	(4)
Lapse of statute of limitations	(4)	(1)	(4)

Balance at December 31,	$66	$52	$41

At December 31, 2014, 2013 and 2012, there were $43 million, $34 million and $27 million, respectively, of tax benefits that, if recognized, would affect the effective tax rate.

Lorillard recognizes interest related to unrecognized tax benefits and tax refund claims in interest expense and recognizes penalties (if any) in income tax expense. During the years ended December 31, 2014, 2013, and 2012, Lorillard recognized an expense of approximately $3 million, $2 million and $2 million in interest and penalties. Lorillard had accrued interest and penalties related to unrecognized tax benefits of $22 million and $19 million at December 31, 2014 and 2013, respectively.

Due to the potential for resolution of certain tax examinations and the expiration of various statutes of limitation, it is reasonably possible that Lorillard’s gross unrecognized tax benefits balance may decrease by approximately $31 million in the next twelve months.

Lorillard and/or one or more of its subsidiaries file income tax returns in the U.S. federal jurisdiction and various foreign, state and city jurisdictions. Lorillard’s consolidated federal income tax returns for the periods after 2010 are subject to IRS examination, and the examination by the Internal Revenue Service for 2011 was completed during 2014. With few exceptions, Lorillard’s state, local or foreign tax returns are subject to examination by taxing authorities for years after 2009.

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

Weighted-average assumptions used to determine benefit obligations:

	Pension Benefits		Other Postretirement Benefits
	December 31,		December 31,
	2014	2013	2014	2013
Discount rate	4.00%-4.10%	4.70%-4.90%	3.90%-4.00%	4.60%-4.70%
Rate of compensation increase	3.75%	4.25%

Weighted-average assumptions used to determine net periodic benefit cost:

	Pension Benefits			Other Postretirement Benefits
	Year Ended December 31,			Year Ended December 31,
	2014	2013	2012	2014	2013	2012
Discount rate	4.70%-4.90%	3.90%-4.25%	4.70%-4.90%	4.60%-4.70%	3.90%-4.00%	4.60%-4.80%
Expected long-term return on plan assets	8.00%	7.75%	7.75%
Rate of compensation increase	4.25%	4.25%	4.75%

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

Assumed health care cost trend rates for other postretirement benefits:

	Other Postretirement Benefits
	Year Ended December 31,
	2014	2013
Pre-65 health care cost trend rate assumed for next year	8.0%	8.0%
Post-65 health care cost trend rate assumed for next year	5.3%	6.0%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	4.5%	4.5%
Year that the rate reaches the ultimate trend rate:
Pre-65	2023	2021
Post-65	2023	2021

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	One Percentage Point
	Increase	Decrease
	(In millions)
Effect on postretirement benefit obligations	$19	$16
Effect on total of service and interest cost	1	1

Net periodic pension and other postretirement benefit costs include the following components:

	Pension Benefits			Other Postretirement Benefits
	Year Ended December 31,			Year Ended December 31,
	2014	2013	2012	2014	2013	2012
	(In millions)
Service cost	$24	$26	$24	$6	$6	$5
Interest cost	55	51	55	9	9	10
Expected return on plan assets	(88)	(82)	(76)	—	—	—
Amortization of unrecognized net loss (gain)	9	21	22	(1)	1	—
Amortization of unrecognized prior service cost	3	4	4	—	—	(1)

Net periodic benefit cost	$3	$20	$29	$14	$16	$14

The following provides a reconciliation of benefit obligations, plan assets and funded status of the pension and postretirement plans.

	Pension Benefits		Other Postretirement Benefits
	December 31,		December 31,
	2014	2013	2014	2013
	(In millions)
Change in benefit obligation:
Benefit obligation at January 1	$1,179	$1,265	$213	$230
Service cost	24	26	6	6
Interest cost	55	51	9	9
Plan participants’ contributions	—	—	5	5
Amendments	—	—	—	—
Actuarial (gain) loss	217	(98)	17	(19)
Benefits paid	(66)	(65)	(16)	(18)
Other	—	—	1	—

Benefit obligation at December 31	1,409	1,179	235	213

Change in plan assets:
Fair value of plan assets at January 1	1,134	1,078	—	—
Actual return on plan assets	96	90	—	—
Employer contributions	—	31	11	13
Plan participants’ contributions	—	—	5	5
Benefits paid from plan assets	(66)	(65)	(16)	(18)

Fair value of plan assets at December 31	1,164	1,134	—	—

Funded status	$(245)	$(45)	$(235)	$(213)

Amounts recognized in the balance sheets consist of:
Noncurrent assets	$—	$55	$—	$—
Current liabilities	—	—	(14)	(14)
Noncurrent liabilities	(245)	(100)	(221)	(199)

Net amount recognized	$(245)	$(45)	$(235)	$(213)

Net actuarial (gain) loss	$209	$(107)	$17	$(19)
Recognized actuarial gain (loss)	(9)	(21)	1	(1)
Prior service cost	—	—	—	—
Recognized prior service cost	(3)	(4)	—	—

Total recognized in other comprehensive (income) loss	$197	$(132)	$18	$(20)

Total recognized net periodic benefit cost and other comprehensive (income) loss	$200	$(112)	$32	$(4)

The changes in the funded status and accumulated other comprehensive loss related to pension and other postretirement benefits during 2014 are primarily a result of implementing a new set of mortality tables issued by the Society of Actuaries in October 2014 and lower discount rates.

Information for pension plans with an accumulated benefit obligation in excess of plan assets consisted of the following:

	Pension Benefits
	December 31,
	2014	2013
	(In millions)
Projected benefit obligation	$1,409	$682
Accumulated benefit obligation	1,330	615
Fair value of plan assets	1,164	582

The table below presents the estimated amounts to be recognized from accumulated other comprehensive income into net periodic benefit cost during 2015.

	Pension Benefits	Other Postretirement Benefits
	(In millions)
Amortization of actuarial (gain) loss	$27	$(1)
Amortization of prior service cost	2	—

Total estimated amounts to be recognized	$29	$(1)

Lorillard projects expected future minimum benefit payments as follows:

Expected future benefit payments	Pension Benefits	Other Postretirement Benefit Plans	Less Medicare Drug Subsidy	Net
	(In millions)
2015	$70	$14	$1	$85
2016	73	15	1	89
2017	75	15	—	90
2018	77	16	—	93
2019	79	16	—	95
2020 – 2024	424	82	2	508

Total	$798	$158	$4	$960

Lorillard expects to contribute $1 million to its pension plans and $14 million to its other postretirement benefit plans in 2015.

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

The pension plans asset allocations were:

	Asset Allocation as of 12/31/14	Asset Allocation as of 12/31/13
	(%)	(%)
Asset Class
U.S. Equity	8.7	9.4
Global ex U.S. Equity	7.7	9.6
Global ex Emerging Markets Equity	4.5	4.7
Emerging Markets Equity	4.0	3.9
Absolute Return Hedge Funds	17.4	16.6
Equity Hedge Funds	12.1	13.6
Private Equity	4.0	4.5
Private Real Assets	3.9	2.9
Public Real Assets	0.8	2.0
Fixed Income	34.6	29.5
Cash Equivalents	2.3	3.3

Total	100.0	100.0

Fair Value Measurements—The fair value hierarchy has three levels based on the observability of the inputs used to determine fair value. Level 1 refers to fair values determined based on quoted prices in active markets for identical assets. Level 2 refers to fair values estimated using significant other observable inputs. Level 3 includes fair values estimated using significant non-observable inputs. Plan assets using the fair value hierarchy as of December 31, 2014 were as follows:

	Total	Level 1	Level 2	Level 3
	(In millions)
Asset Class:
U.S. Equity:
Securities	$118	$18	$—	$100
Overlay derivatives liabilities	(16)	—	(16)	—
Global ex U.S. Equity
Securities	90	—	90	—
Overlay derivatives liabilities	(1)	—	(1)	—
Global ex Emerging Markets Equity	52	—	27	25
Emerging Markets Equity:
Securities	31	—	31	—
Overlay derivatives assets	16	—	16	—
Absolute Return Hedge Funds	203	12	51	140
Equity Hedge Funds	141	—	71	70
Private Equity	47	—	—	47
Private Real Assets	45	—	—	45
Public Real Assets	9	—	9	—
Fixed Income:
Securities	401	—	339	62
Overlay derivatives assets	1	—	1	—
Cash Equivalents	27	—	27	—

Total	$1,164	$30	$645	$489

Plan assets using the fair value hierarchy as of December 31, 2013 were as follows:

	Total	Level 1	Level 2	Level 3
	(In millions)
Asset Class:
U.S. Equity:
Securities	$111	$15	$—	$96
Overlay derivatives liabilities	(5)	—	(5)	—
Global ex U.S. Equity	109	—	109	—
Global ex Emerging Markets Equity	53	—	31	22
Emerging Markets Equity:
Securities	28	—	28	—
Overlay derivatives assets	17	—	17	—
Absolute Return Hedge Funds	188	—	58	130
Equity Hedge Funds	155	—	74	81
Private Equity	51	—	—	51
Private Real Assets	33	—	—	33
Public Real Assets	22	—	22	—
Fixed Income:
Securities	346	—	284	62
Overlay derivatives liabilities	(12)	—	(12)	—
Cash Equivalents	38	—	38	—

Total	$1,134	$15	$644	$475

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

Certain of our plan assets, classified in U.S. Equity Securities, Absolute Return Hedge Funds, Equity Hedge Funds, Private Equity, Private Real Assets and Fixed Income Securities, do not have readily determinable market values given the specific investment structures involved and the nature of the underlying investments. For the December 31, 2014 and 2013 plan asset reporting, publicly traded asset pricing was used where possible. For assets without readily determinable values, reported NAVs or their equivalent were provided by the respective investment sponsors or investment manager and subsequently reviewed and approved by management. For those investments reported on a one-quarter lagged basis (primarily Private Equity and Private Real Assets), NAVs or their equivalent are adjusted for subsequent cash flows and significant events.

The following table presents a reconciliation of Level 3 assets held during the year ended December 31, 2014. For the year ended December 31, 2014, there were no significant transfers between levels 1, 2 and 3.

	January 1, 2014 Balance	Realized Gains/ (Losses)	Unrealized Gains/ (Losses)	Purchases	Sales	Net Transfers Into/ (Out of) Level 3	December 31, 2014 Balance
US Equity	$96	$(1)	$11	$—	$(6)	$—	$100
Global ex Emerging Markets Equity	22	—	3	—	—	—	25
Absolute Return Hedge Funds	130	1	4	10	(5)	—	140
Equity Hedge Funds	81	1	(1)	6	(17)	—	70
Private Equity	51	9	(9)	15	(19)	—	47
Private Real Assets	33	2	1	18	(9)	—	45
Fixed Income	62	—	—	—	—	—	62

The following table presents a reconciliation of Level 3 assets held during the year ended December 31, 2013. For the year ended December 31, 2013, there were no significant transfers between levels 1, 2 and 3.

	January 1, 2013 Balance	Realized Gains/ (Losses)	Unrealized Gains/ (Losses)	Purchases	Sales	Net Transfers Into/ (Out of) Level 3	December 31, 2013 Balance
US Equity	$73	$(1)	$23	$9	$(8)	$—	$96
Global ex Emerging Markets Equity	16	—	6	—	—	—	22
Absolute Return Hedge Funds	110	2	16	12	(10)	—	130
Equity Hedge Funds	61	—	11	25	(16)	—	81
Private Equity	51	3	5	6	(14)	—	51
Private Real Assets	24	2	4	11	(8)	—	33
Public Real Assets	9	(1)	1	—	(9)	—	—
Fixed Income	65	—	(3)	—	—	—	62

Profit Sharing—Lorillard has a Profit Sharing Plan for hourly employees. Lorillard’s contributions under this plan are based on Lorillard’s performance with a maximum contribution of 15% of participants’ earnings. Contributions for 2014, 2013 and 2012 were $11 million, $11 million and $11 million, respectively.

Savings Plan—Lorillard sponsors an Employees Savings Plan for salaried employees. Lorillard provides a matching contribution of 100% of the first 3% of pay contributed and 50% of the next 2% of pay contributed by employees. Lorillard contributions for 2014, 2013 and 2012 were $5 million, $5 million and $5 million, respectively.

17.    Share-Based Compensation

On June 10, 2008, Lorillard separated from Loews, and all of the outstanding equity awards granted from the Carolina Group 2002 Stock Option Plan (the “Carolina Group Plan”) were converted on a one-for-one basis to equity awards granted from the Lorillard Inc. 2008 Incentive Compensation Plan (the “Lorillard Plan”) with the same terms and conditions. In May 2008, Lorillard’s sole shareholder and Board of Directors approved the Lorillard Plan in connection with the issuance of the Company’s Common Stock for the benefit of certain Lorillard employees. The aggregate number of shares of the Company’s Common Stock for which options, stock appreciation rights (“SARs”), restricted stock or restricted stock units may be granted under the Lorillard Plan is 11,144,475 shares, of which 2,144,475 were outstanding Carolina Group stock options converted to the Lorillard Plan; and the maximum number of shares of Lorillard Common Stock with respect to which options or SARs may be granted to any individual in any calendar year is 1,500,000 shares. Shares available for grant as of December 31, 2014, 2013 and 2012 were 4,295,026, 4,690,378 and 4,375,683, respectively.

Stock Option Plan—Stock options are granted with an exercise price per share that may not be less than the fair value of the Company’s Common Stock on the date of the grant. Generally, options and SARs vest ratably over a four-year period and expire ten years from the date of grant.

A summary of the stock option and SAR transactions for the Lorillard Plan for 2014, 2013 and 2012 is as follows:

	2014		2013		2012
	Number of Awards	Weighted Average Exercise Price	Number of Awards	Weighted Average Exercise Price	Number of Awards	Weighted Average Exercise Price
Awards outstanding, January 1,	2,029,582	$28.92	3,434,256	$26.95	4,388,862	$25.94
Granted	—	—	—	—	—	—
Exercised	(273,840)	24.43	(1,404,674)	24.10	(930,156)	22.28
Forfeited	—	—	—	—	(20,631)	23.62
Expired	—	—	—	—	(3,819)	23.53

Awards outstanding, December 31	1,755,742	29.62	2,029,582	28.92	3,434,256	26.95

Awards exercisable, December 31	1,516,321	28.86	1,350,409	27.31	1,760,898	25.05

The following table summarizes information about stock options and SARs outstanding in connection with the Lorillard Plan at December 31, 2014:

	Awards Outstanding			Awards Vested
Range of exercise prices	Number of Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number of Shares	Weighted Average Exercise Price
11.67 – 16.66	23,718	1.1	$15.70	23,718	$15.70
16.67 – 21.66	75,654	3.0	19.64	75,654	19.64
21.67 – 26.66	598,237	4.8	24.97	538,375	24.81
26.67 – 31.66	380,805	4.6	27.07	380,805	27.07
31.67 – 36.66	271,452	6.1	35.71	211,599	35.54
36.67 – 38.00	405,876	6.2	37.45	286,170	37.45

During the period January 1, 2010 to December 31, 2011, Lorillard awarded non-qualified stock options totaling 1,790,244 shares. During the period January 1, 2006 to December 31, 2009, Lorillard awarded SARs. In accordance with the Lorillard Plan, Lorillard has the ability to settle SARs in shares or cash and has the intention to settle in shares. The SARs balance at December 31, 2014 was 569,017 shares and the non-qualified stock options balance at December 31, 2014 was 1,186,725 shares.

The weighted average remaining contractual term of awards outstanding and vested as of December 31, 2014, was 5.10 years and 4.93 years, respectively. The aggregate intrinsic value of awards outstanding and vested at December 31, 2014 was $59 million and $52 million, respectively. The total intrinsic value of awards exercised during the year ended December 31, 2014 was $8 million.

Lorillard recorded stock-based compensation expense of $1 million, $2 million and $5 million related to stock options and SARS issued under the Lorillard Plan during 2014, 2013 and 2012, respectively. The related income tax benefits recognized were $0 million, $1 million and $1 million for 2014, 2013 and 2012, respectively.

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

RSU activity was as follows for the years ended 2014, 2013 and 2012:

	2014		2013		2012
	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding, January 1,	219,211	$41.64	207,339	$42.36	—	$—
Granted	220,951	47.47	217,216	41.63	210,891	42.36
Transferred to restricted	(213,554)	41.68	(192,672)	42.35	—	—
Forfeited	(3,552)	42.97	(12,672)	42.42	(3,552)	42.35

Outstanding, December 31	223,056	47.36	219,211	41.64	207,339	42.36

The total fair values of performance-based RSUs granted during 2014, 2013 and 2012 were $11 million, $9 million and $9 million, respectively, which were equal to the market value of the underlying Lorillard common stock. The total market value of awards outstanding at the end of 2014, 2013 and 2012 were $14 million, $11 million and $8 million, respectively.

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

The fair value of the restricted shares and RSUs at the date of grant is amortized to expense ratably over the Restriction Period. Lorillard recorded pre-tax expense related to restricted stock for the years ended December 31, 2014, 2013 and 2012 of $19 million, $16 million and $15 million, respectively. The tax benefits recognized related to this expense for the years ended December 31, 2014, 2013 and 2012 were $6 million, $5 million and $5 million, respectively. The unamortized expense related to restricted stock and RSUs was $21 million at December 31, 2014, and the weighted average period over which it is expected to be recognized is 1.7 years.

Restricted stock activity was as follows for the years ended December 31, 2014, 2013 and 2012:

	2014		2013		2012
	Number of Awards	Weighted- Average Grant Date Fair Value Per Share	Number of Awards	Weighted- Average Grant Date Fair Value Per Share	Number of Awards	Weighted- Average Grant Date Fair Value Per Share
Balance at January 1,	993,312	$33.72	1,028,844	$28.33	1,310,619	$24.97
Granted	166,206	47.96	166,125	41.28	156,450	40.97
Transferred from RSU	360,854	41.63	179,280	42.35	—	—
Vested	(557,137)	28.88	(362,100)	26.25	(396,786)	22.27
Forfeited	(8,836)	42.33	(18,837)	31.49	(41,439)	28.01

Balance at December 31,	954,399	41.94	993,312	33.72	1,028,844	28.33

Employee Stock Purchase Plan— On September 1, 2012, the Company established the Lorillard Inc. Employee Stock Purchase Plan (“ESPP”). Under the plan, certain full-time employees, who do not receive annual equity awards under the Lorillard Plan, may purchase shares of Lorillard common stock. The plan provides for two offering periods for purchases: March through August and September through February. At the end of each offering period, employees are able to purchase shares of our common stock at a price equal to 95% of the fair market value of the common stock on the last day of the offering period. The purchases are made through payroll deductions, and an aggregate of up to 1,500,000 shares of Lorillard common stock may be purchased by eligible employees pursuant to the ESPP. In accordance with the Merger Agreement (see Note 24, “Merger Agreement and Merger-Related Litigation”), the plan was suspended after the August 2014 offering period.

18.    Share Repurchase Programs

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

As of June 4, 2014, the Company completed its $1 billion share repurchase program that was announced in March 2013 and amended in May 2013, after repurchasing an additional 2.7 million shares during the second quarter of 2014 for $156 million at an average purchase price of $58.72. The Company repurchased a total of 21.1 million shares at an average price of $47.48 per share under this program. In connection with entering into the Merger Agreement (see Note 24, “Merger Agreement and Merger-Related Litigation”), Lorillard suspended future share repurchases.

As of December 31, 2014, total shares repurchased under share repurchase programs authorized by the Board since the separation from Loews in 2008 were as follows:

Program	Amount Authorized	Number of Shares Repurchased
	(In millions)	(In millions)
July 2008 – October 2008	$400	17.6
May 2009 – July 2009	250	11.0
July 2009 – January 2010	750	29.3
February 2010 – May 2010	250	9.8
August 2010 * – August 2011	1,400	45.1
August 2011 – February 2012	750	20.1
August 2012 – January 2013	500	12.7
March 2013 ** – June 2014	1,000	21.1

Total	$5,300	166.7

*	As amended on May 19, 2011
**	As amended on May 21, 2013

19.    Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss during the year ended December 31, 2014 consisted of the following:

	Retirement Plan Items	Foreign Currency Translation Adjustments	Total
	(In millions)
Beginning balance, January 1, 2014	$131	$(1)	$130
Pension and post-retirement plan actuarial losses and prior service cost	130	—	130
Foreign currency translation adjustments	—	3	3

Ending balance December 31, 2014	$261	$2	$263

Reclassifications out of accumulated other comprehensive loss during the period were as follows:

	Amount Reclassified from Accumulated Other Comprehensive Loss	Affected Line Item in the Consolidated Statements of Income
	(In millions)
Amortization of defined benefit pension and post-retirement items:
Prior service costs	$(3)		(A)
Actuarial loss	(8)		(A)

	(11)	Total before tax
	4	Income tax benefit

Total reclassifications for the period	$(7)	Net of tax

(A)	These accumulated comprehensive loss components are included in the computation of net periodic pension cost, which is included in cost of sales and selling, general and administrative expenses. See Note 16, “Retirement Plans,” for additional details regarding net periodic pension and other postretirement benefits costs.

Changes in accumulated other comprehensive loss during the year ended December 31, 2013 consisted of the following:

	Retirement Plan Items	Foreign Currency Translation Adjustments	Total
	(In millions)
Beginning balance, January 1, 2013	$241	$—	$241
Pension and post-retirement plan actuarial gains and prior service cost	(110)	—	(110)
Foreign currency translation adjustments	—	(1)	(1)

Ending balance December 31, 2013	$131	$(1)	$130

Reclassifications out of accumulated other comprehensive loss during the period were as follows:

	Amount Reclassified from Accumulated Other Comprehensive Loss	Affected Line Item in the Consolidated Statements of Income
	(In millions)
Amortization of defined benefit pension and post-retirement items:
Prior service costs	$(4)		(A)
Actuarial loss	(20)		(A)

	(24)	Total before tax
	8	Income tax benefit

Total reclassifications for the period	$(16)	Net of tax

(A)	These accumulated comprehensive loss components are included in the computation of net periodic pension cost, which is included in cost of sales and selling, general and administrative expenses. See Note 16, “Retirement Plans,” for additional details regarding net periodic pension and other postretirement benefits costs.

20.    Quarterly Financial Data (Unaudited)

(In millions, except per share data)
2014 Quarter Ended	December 31	September 30	June 30	March 31
Net sales	$1,768	$1,831	$1,799	$1,592
Gross profit	727	711	683	619
Net income	327	289	300	271
Net income per share, diluted	$0.91	$0.80	$0.83	$0.74
Basic weighted average number of shares outstanding	359.07	359.06	360.31	376.12
Diluted weighted average number of shares outstanding	359.70	359.68	360.93	376.71

2013 Quarter Ended	December 31	September 30	June 30	March 31
Net sales	$1,743	$1,827	$1,804	$1,577
Gross profit	659	669	678	713
Net income	281	258	313	328
Net income per share, diluted	$0.76	$0.69	$0.83	$0.86
Basic weighted average number of shares outstanding	366.53	371.01	375.86	378.62
Diluted weighted average number of shares outstanding	367.19	371.77	376.61	379.42

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

(In millions)	Year Ended December 31, 2014
	Cigarettes	Electronic Cigarettes	Consolidating Adjustments	Total Lorillard

Net sales	$6,825	$165	$—	$6,990
Cost of sales	4,125	127	—	4,252

Gross profit	2,700	38	—	2,738
Selling, general and administrative	520	110	—	630

Operating income (loss)	$2,180	$(72)	$—	$2,108

Depreciation and amortization	$49	$23	$—	$72
Total assets	$3,337	$296	$(125)	$3,508
Capital expenditures	$39	$2	$—	$41

(In millions)	Year Ended December 31, 2013
	Cigarettes	Electronic Cigarettes	Consolidating Adjustments	Total Lorillard

Net sales	$6,720	$230	$—	$6,950
Cost of sales	4,071	160	—	4,231

Gross profit	2,649	70	—	2,719
Selling, general and administrative	595	70	—	665

Operating income	$2,054	$—	$—	$2,054

Depreciation and amortization	$44	$6	$—	$50
Total assets	$3,316	$345	$(125)	$3,536
Capital expenditures	$61	$1	$—	$62

(In millions)	Year Ended December 31, 2012
	Cigarettes	Electronic Cigarettes	Consolidating Adjustments	Total Lorillard

Net sales	$6,562	$61	$—	$6,623
Cost of sales	4,201	40	—	4,241

Gross profit	2,361	21	—	2,382
Selling, general and administrative	484	20	—	504

Operating income	$1,877	$1	$—	$1,878

Depreciation and amortization	$38	$1	$—	$39
Total assets	$3,313	$208	$(125)	$3,396
Capital expenditures	$74	$—	$—	$74

22.    Consolidating Financial Information

In June 2009, April 2010, August 2011, August 2012 and May 2013, Lorillard Tobacco, as primary obligor, issued the Notes, which are unconditionally guaranteed in full by the Company for the payment and performance of Lorillard Tobacco’s obligation in connection therewith (see Note 12 for a description of the Notes).

The following sets forth the condensed consolidating balance sheets as of December 31, 2014 and 2013, condensed consolidating statements of income for the years ended December 31, 2014, 2013 and 2012, condensed consolidating statements of comprehensive income for the years ended December 31, 2014, 2013 and 2012 and condensed consolidating statements of cash flows for the years ended December 31, 2014, 2013 and 2012 for the Company as parent guarantor (herein referred to as “Parent”), Lorillard Tobacco (herein referred to as “Issuer”) and all non-guarantor subsidiaries of the Company and Lorillard Tobacco. These condensed consolidating financial statements were prepared in accordance with Rule 3-10 of SEC Regulation S-X, “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered.” Lorillard accounts for investments in these subsidiaries under the equity method of accounting.

Condensed Consolidating Balance Sheets

December 31, 2014

(In millions)

	Parent	Issuer	Non- guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Assets:
Cash and cash equivalents	$11	$1,208	$89	$—	$1,308
Short term investments	—	324	—	—	324
Accounts receivable, less allowances of $2	—	4	9	—	13
Other receivables (1)	1	26	107	(99)	35
Inventories	—	354	50	—	404
Deferred income taxes	—	516	6	—	522
Other current assets	—	25	3	—	28

Total current assets	12	2,457	264	(99)	2,634
Investment in subsidiaries	—	114	—	(114)	—
Plant and equipment, net	—	305	3	—	308
Long term investments	—	167	—	—	167
Goodwill	—	—	100	—	100
Intangible assets	—	—	63	—	63
Deferred income taxes	—	144	—	(2)	142
Other assets	125	94	—	(125)	94

Total assets	$137	$3,281	$430	$(340)	$3,508

Liabilities and Shareholders’ Equity (Deficit):
Accounts and drafts payable	$—	$24	$7	$—	$31
Accrued liabilities (1)	—	441	15	(99)	357
Settlement costs	—	1,187	—	—	1,187
Income taxes	2	7	1	(2)	8

Total current liabilities	2	1,659	23	(101)	1,583
Long-term debt	—	3,561	—	—	3,561
Investment in subsidiaries	2,317	—	—	(2,317)	—
Postretirement pension, medical and life insurance benefits	—	473	—	—	473
Other liabilities	—	42	156	(125)	73

Total liabilities	2,319	5,735	179	(2,543)	5,690

Shareholders’ Equity (Deficit):
Common stock	4	—	—	—	4
Additional paid-in capital	287	158	206	(364)	287
Retained earnings/ (accumulated deficit)	(1,140)	(2,350)	47	2,303	(1,140)
Accumulated other comprehensive income (loss)	(263)	(262)	(2)	264	(263)
Treasury stock	(1,070)	—	—	—	(1,070)

Total shareholders’ equity (deficit)	(2,182)	(2,454)	251	2,203	(2,182)

Total liabilities and shareholders’ equity (deficit)	$137	$3,281	$430	$(340)	$3,508

(1)	Includes intercompany royalties between Issuer and Non-guarantor Subsidiaries of a corresponding amount.

Condensed Consolidating Balance Sheets

December 31, 2013

(In millions)

	Parent	Issuer	Non- guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Assets:
Cash and cash equivalents	$341	$1,002	$111	$—	$1,454
Short term investments	—	157	—	—	157
Accounts receivable, less allowances of $3	—	8	11	—	19
Other receivables (1)	—	24	93	(88)	29
Inventories	—	412	87	—	499
Deferred income taxes	—	549	6	—	555
Other current assets	—	19	4	—	23

Total current assets	341	2,171	312	(88)	2,736
Investment in subsidiaries	—	148	—	(148)	—
Plant and equipment, net	—	315	1	—	316
Long term investments	—	93	—	—	93
Goodwill	—	—	102	—	102
Intangible assets	—	—	87	—	87
Deferred income taxes	—	48	3	—	51
Other assets	125	151	—	(125)	151

Total assets	$466	$2,926	$505	$(361)	$3,536

Liabilities and Shareholders’ Equity (Deficit):
Accounts and drafts payable	$—	$37	$5	$—	$42
Accrued liabilities (1)	13	434	14	(84)	377
Settlement costs	—	1,224	—	—	1,224
Income taxes	1	11	—	(4)	8

Total current liabilities	14	1,706	19	(88)	1,651
Long-term debt	—	3,560	—	—	3,560
Investment in subsidiaries	2,516	—	—	(2,516)	—
Postretirement pension, medical and life insurance benefits	—	305	—	—	305
Other liabilities	—	44	165	(125)	84

Total liabilities	2,530	5,615	184	(2,729)	5,600

Shareholders’ Equity (Deficit):
Common stock	4	—	—	—	4
Additional paid-in capital	256	130	177	(307)	256
Retained earnings/ (accumulated deficit)	(1,438)	(2,688)	143	2,545	(1,438)
Accumulated other comprehensive income (loss)	(130)	(131)	1	130	(130)
Treasury stock	(756)	—	—	—	(756)

Total shareholders’ equity (deficit)	(2,064)	(2,689)	321	2,368	(2,064)

Total liabilities and shareholders’ equity (deficit)	$466	$2,926	$505	$(361)	$3,536

(1)	Includes intercompany royalties between Issuer and Non-guarantor Subsidiaries of a corresponding amount.

Condensed Consolidating Statements of Income

For the Year Ended December 31, 2014

(In millions)

	Parent	Issuer	Non- guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net sales (including excise taxes of $1,938)	$—	$6,825	$1,278	$(1,113)	$6,990
Cost of sales (including excise taxes of $1,938)	—	4,125	127	—	4,252

Gross profit	—	2,700	1,151	(1,113)	2,738
Selling, general and administrative (1)	2	1,629	112	(1,113)	630

Operating income (loss)	(2)	1,071	1,039	—	2,108
Investment income	—	7	—	—	7
Interest expense	5	(179)	(5)	—	(179)

Income before income taxes	3	899	1,034	—	1,936
Income taxes	1	343	405	—	749
Equity in earnings of subsidiaries	1,185	696	—	(1,881)	—

Net income	$1,187	$1,252	$629	$(1,881)	$1,187

(1)	Includes intercompany royalties between Issuer and Non-guarantor Subsidiaries of a corresponding amount.

Condensed Consolidating Statements of Income

For the Year Ended December 31, 2013

(In millions)

	Parent	Issuer	Non- guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net sales (including excise taxes of $1,978)	$—	$6,720	$1,333	$(1,103)	$6,950
Cost of sales (including excise taxes of $1,978)	—	4,071	160	—	4,231

Gross profit	—	2,649	1,173	(1,103)	2,719
Selling, general and administrative (1)	2	1,692	74	(1,103)	665

Operating income	(2)	957	1,099	—	2,054
Investment income	6	2	—	(6)	2
Interest expense	—	(172)	(6)	6	(172)

Income before income taxes	4	787	1,093	—	1,884
Income taxes	4	295	405	—	704
Equity in earnings of subsidiaries	1,180	690	—	(1,870)	—

Net income	$1,180	$1,182	$688	$(1,870)	$1,180

(1)	Includes intercompany royalties between Issuer and Non-guarantor Subsidiaries of a corresponding amount.

Condensed Consolidating Statements of Income

For the Year Ended December 31, 2012

(In millions)

	Parent	Issuer	Non- guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net sales (including excise taxes of $1,987)	$—	$6,562	$1,118	$(1,057)	$6,623
Cost of sales (including excise taxes of $1,987)	—	4,201	40	—	4,241

Gross profit	—	2,361	1,078	(1,057)	2,382
Selling, general and administrative (1)	1	1,536	24	(1,057)	504

Operating income	(1)	825	1,054	—	1,878
Investment income	—	3	1	—	4
Interest expense	(1)	(151)	(2)	—	(154)

Income before income taxes	(2)	677	1,053	—	1,728
Income taxes	(1)	238	392	—	629
Equity in earnings of subsidiaries	1,100	661	—	(1,761)	—

Net income	$1,099	$1,100	$661	$(1,761)	$1,099

(1)	Includes intercompany royalties between Issuer and Non-guarantor Subsidiaries of a corresponding amount.

Condensed Consolidating Statements of Comprehensive Income

For the Year Ended December 31, 2014

(In millions)

	Parent	Issuer	Non- guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net income	$1,187	$1,252	$629	$(1,881)	$1,187
Other comprehensive income (loss), net of tax:
Defined benefit retirement plans loss, net of tax benefit of $86	(130)	(130)	—	130	(130)
Foreign currency translation adjustments, net of tax benefit of $1	(3)	—	(3)	3	(3)

Other comprehensive income (loss)	(133)	(130)	(3)	133	(133)

Comprehensive income	$1,054	$1,122	$626	$(1,748)	$1,054

Condensed Consolidating Statements of Comprehensive Income

For the Year Ended December 31, 2013

(In millions)

	Parent	Issuer	Non- guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net income	$1,180	$1,182	$688	$(1,870)	$1,180
Other comprehensive income, net of tax:
Defined benefit retirement plans gain, net of tax expense of $41	110	110	—	(110)	110
Foreign currency translation adjustments, net of tax benefit of $–	1	—	1	(1)	1

Other comprehensive income	111	110	1	(111)	111

Comprehensive income	$1,291	$1,292	$689	$(1,981)	$1,291

Condensed Consolidating Statements of Comprehensive Income

For the Year Ended December 31, 2012

(In millions)

	Parent	Issuer	Non- guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net income	$1,099	$1,100	$661	$(1,761)	$1,099
Other comprehensive loss, net of tax:
Defined benefit retirement plans loss, net of tax benefit of $(4)	—	(13)	—	—	(13)

Other comprehensive loss	—	(13)	—	—	(13)

Comprehensive income	$1,099	$1,087	$661	$(1,761)	$1,086

Condensed Consolidating Statements of Cash Flows

For the Year Ended December 31, 2014

(In millions)

	Parent	Issuer	Non- guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net income	$1,187	$1,252	$629	$(1,881)	$1,187
Adjustments to reconcile to net cash provided by (used in) operating activities:
Equity income from subsidiaries	(1,185)	(696)	—	1,881	—
Depreciation and amortization	—	49	23	—	72
Pension, health and life insurance contributions	—	(11)	—	—	(11)
Pension, health and life insurance benefits expense	—	18	—	—	18
Deferred income tax provision	1	24	2	—	27
Share-based compensation	1	19	—	—	20
Excess tax benefits from share-based arrangements	(1)	(8)	—	—	(9)
Changes in fair value of earn out liability	—	—	(8)	—	(8)
Changes in operating assets and liabilities:
Accounts and other receivables	—	10	(15)	14	9
Inventories	—	58	37	—	95
Accounts payable and accrued liabilities	(14)	(5)	4	(14)	(29)
Settlement costs	—	(37)	—	—	(37)
Income taxes	(2)	(4)	5		(1)
Other current assets	—	(6)	3	—	(3)
Other assets	—	2	(3)	—	(1)
Return on investment in subsidiaries	914	725	—	(1,639)	—

Net cash provided by (used in) operating activities	901	1,390	677	(1,639)	1,329

Cash flows from investing activities:
Purchases of investments	—	(654)	—	—	(654)
Additions to plant and equipment	—	(39)	(2)	—	(41)
Sales of investments	—	244	—	—	244
Maturities of investments	—	169	—	—	169
Investment in subsidiary	(29)	—	—	29	—

Net cash provided by (used in) investing activities	(29)	(280)	(2)	29	(282)

Cash flows from financing activities:
Dividends paid	(889)	(914)	(725)	1,639	(889)
Shares repurchased	(314)	—	—	—	(314)
Contributions from parent	—	—	29	(29)	—
Proceeds from exercise of stock options	—	2	—	—	2
Excess tax benefits from share-based arrangements	1	8	—	—	9

Net cash provided by (used in) financing activities	(1,202)	(904)	(696)	1,610	(1,192)
Effect of foreign currency rate changes on cash and cash equivalents	—	—	(1)	—	(1)
Change in cash and cash equivalents	(330)	206	(22)	—	(146)
Cash and cash equivalents, beginning of year	341	1,002	111	—	1,454

Cash and cash equivalents, end of year	$11	$1,208	$89	$—	$1,308

Condensed Consolidating Statements of Cash Flows

For the Year Ended December 31, 2013

(In millions)

	Parent	Issuer	Non- guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net income	$1,180	$1,182	$688	$(1,870)	$1,180
Adjustments to reconcile to net cash provided by operating activities:
Equity income from subsidiaries	(1,180)	(690)	—	1,870	—
Depreciation and amortization	—	44	6	—	50
Pension, health and life insurance contributions	—	(44)	—	—	(44)
Pension, health and life insurance benefits expense	—	36	—	—	36
Deferred income tax benefit	(1)	(39)	(2)	—	(42)
Share-based compensation	1	17	—	—	18
Excess tax benefits from share-based arrangements	—	(13)	—	—	(13)
Changes in operating assets and liabilities:
Accounts and other receivables	—	(8)	(16)	17	(7)
Inventories	—	(43)	(46)	—	(89)
Accounts payable and accrued liabilities	(1)	37	1	(17)	20
Settlement costs	—	41	—	—	41
Income taxes	2	54	(20)		36
Other current assets	—	(1)	4	—	3
Other assets	—	3	—	—	3
Return on investment in subsidiaries	1,913	661	—	(2,574)	—

Net cash provided by (used in) operating activities	1,914	1,237	615	(2,574)	1,192

Cash flows from investing activities:
Purchases of investments	—	(276)	—	—	(276)
Business acquisition	—	—	(46)	—	(46)
Additions to plant and equipment	—	(61)	(1)	—	(62)
Sales of investments	—	3	—	—	3
Maturities of investments	—	23	—	—	23
Investment in subsidiary	(105)	—	—	105	—

Net cash provided by (used in) investing activities	(105)	(311)	(47)	105	(358)

Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	500	—	—	500
Dividends paid	(823)	(1,913)	(661)	2,574	(823)
Shares repurchased	(795)	—	—	—	(795)
Debt issuance costs	—	(4)	—	—	(4)
Contributions from parent	—	—	105	(105)	—
Proceeds from exercise of stock options	—	9	—	—	9
Excess tax benefits from share-based arrangements	—	13	—	—	13

Net cash provided by (used in) financing activities	(1,618)	(1,395)	(556)	2,469	(1,100)

Effect of foreign currency rate changes on cash and cash equivalents	—	—	—	—	—
Change in cash and cash equivalents	191	(469)	12	—	(266)
Cash and cash equivalents, beginning of year	150	1,471	99	—	1,720

Cash and cash equivalents, end of year	$341	$1,002	$111	$—	$1,454

Condensed Consolidating Statements of Cash Flows

For the Year Ended December 31, 2012

(In millions)

	Parent	Issuer	Non- guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net income	$1,099	$1,100	$661	$(1,761)	$1,099
Adjustments to reconcile to net cash provided by operating activities:
Equity income from subsidiaries	(1,100)	(661)	—	1,761	—
Depreciation and amortization	—	38	1	—	39
Pension, health and life insurance contributions	—	(43)	—	—	(43)
Pension, health and life insurance benefits expense	—	44	—	—	44
Deferred income tax provision (benefit)	1	(10)	(2)	—	(11)
Share-based compensation	1	19	—	—	20
Excess tax benefits from share-based arrangements	—	(11)	—	—	(11)
Changes in operating assets and liabilities:
Accounts and other receivables	—	877	(10)	(875)	(8)
Inventories	—	(92)	(26)	—	(118)
Accounts payable and accrued liabilities	—	50	(861)	875	64
Settlement costs	—	32	—	—	32
Income taxes	(1)	43	17		59
Other current assets	—	13	(8)	—	5
Other assets	—	(1)	—	—	(1)
Return on investment in subsidiaries	1,495	550	—	(2,045)	—

Net cash provided by (used in) operating activities	1,495	1,948	(228)	(2,045)	1,170

Cash flows from investing activities:
Business acquisition, net of cash acquired (1)	(125)	—	(135)	125	(135)
Additions to plant and equipment	—	(74)	—	—	(74)
Investment in subsidiary	(70)	—	—	70	—

Net cash provided by (used in) investing activities	(195)	(74)	(135)	195	(209)

Cash flows from financing activities:
Shares repurchased	(578)	—	—	—	(578)
Proceeds from issuance of long-term debt	—	500	125	(125)	500
Dividends paid	(807)	(1,495)	(550)	2,045	(807)
Debt issuance costs	—	(5)	—	—	(5)
Contributions from parent	—	—	70	(70)	—
Proceeds from exercise of stock options	—	5	—	—	5
Excess tax benefits from share-based arrangements	—	10	—	—	10

Net cash provided by (used in) financing activities	(1,385)	(985)	(355)	1,850	(875)

Change in cash and cash equivalents	(85)	889	(718)	—	86
Cash and cash equivalents, beginning of year	235	582	817	—	1,634

Cash and cash equivalents, end of year	$150	$1,471	$99	$—	$1,720

(1)	$125 million reflected as cash flows used by Parent consists of a loan from Parent to a Non-guarantor Subsidiary.

23.    Legal Proceedings

Overview

As of February 6, 2015, 7,209 product liability cases are pending against cigarette manufacturers in the United States. Lorillard Tobacco is a defendant in 6,228 of these cases. Lorillard, Inc. is a co-defendant in 636 pending cases, and is a defendant in one case in which Lorillard Tobacco is not a defendant. A total of 3,612 of these lawsuits are Engle Progeny Cases, described below. In addition to the product liability cases, Lorillard Tobacco and, in some instances, Lorillard, Inc., are defendants in Filter Cases and Tobacco-Related Antitrust Cases.

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

Type of Case	Total Number of Cases Pending against Lorillard as of February 6, 2015
Conventional Product Liability Cases	22
Engle Progeny Cases	3,612
West Virginia Individual Personal Injury Cases	38
Flight Attendant Cases	2,555
Class Action Case	1
Reimbursement Case	1
Filter Cases	62
Tobacco-Related Antitrust Case	1

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

Engle Progeny Cases. Engle Progeny Cases are brought by individuals who purport to be members of the decertified Engle class. These cases are pending in a number of Florida courts. Lorillard Tobacco is a defendant in 3,611 of the Engle Progeny Cases listed in the above table. Lorillard, Inc. is a co-defendant in 633 Engle Progeny Cases, and is a defendant in one case in which Lorillard Tobacco is not a defendant. The time period for filing Engle Progeny Cases expired in January 2008 and no additional cases may be filed. Some of the Engle Progeny Cases were filed on behalf of multiple class members. Some of the courts hearing the cases filed by multiple class members have severed these suits into separate individual cases. It is possible the remaining suits filed by multiple class members may also be severed into separate individual cases.

West Virginia Individual Personal Injury Cases. In a 1999 administrative order, the West Virginia Supreme Court of Appeals transferred to the West Virginia Mass Litigation Panel a group of cases brought by individuals who allege cancer or other health effects caused by smoking cigarettes, smoking cigars, or using smokeless tobacco products (the “West Virginia Individual Personal Injury Cases”). The plaintiffs’ claims alleging injury from smoking cigarettes were consolidated for trial. The plaintiffs’ claims alleging injury from the use of other tobacco products were severed from the consolidated cigarette claims and have not been consolidated for trial. The time for filing a case that could be consolidated for trial with the West Virginia Individual Personal Injury Cases expired in 2000. Lorillard Tobacco is a defendant in each of the West Virginia Individual Personal Injury

Cases listed in the above table. Lorillard, Inc. is not a defendant in any of the West Virginia Individual Personal Injury Cases. After the consolidated Phase I trial in 2013, judgment was entered for the defendants on all but one of the plaintiffs’ claims. That judgment was affirmed by the West Virginia Supreme Court of Appeals in 2014. Lorillard Tobacco is not presently identified as a defendant against which the plaintiffs in any West Virginia Individual Personal Injury Case can proceed to a Phase II trial on causation and damages.

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

Reimbursement Cases. Reimbursement Cases are brought by or on behalf of entities seeking equitable relief and reimbursement of expenses incurred in providing health care to individuals who allegedly were injured by smoking. Plaintiffs in these cases have included the U.S. federal government, U.S. state and local governments, foreign governmental entities, hospitals or hospital districts, American Indian tribes, labor unions, private companies and private citizens. Included in this category is the suit filed by the federal government, United States of America v. Philip Morris USA, Inc., et al., (“Philip Morris”), that sought to recover profits earned by the defendants and other equitable relief. Lorillard Tobacco is a defendant in the case, and Lorillard, Inc. is not a party to this case. In August 2006, the trial court issued its final judgment and remedial order and granted injunctive and other equitable relief. The final judgment did not award monetary damages. In May 2009, the final judgment was largely affirmed by an appellate court. In June 2010, the U.S. Supreme Court denied review of the case. Some aspects of the relief granted in the 2006 remedial order are still being litigated and have not yet been implemented. See “Reimbursement Cases” below.

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

Tobacco-Related Product Liability Litigation

Conventional Product Liability Cases

On July 30, 2014, a verdict was returned in Major v. R.J. Reynolds Tobacco Company, et al. (California Superior Court, Los Angeles County), a case in which plaintiff alleged that the smoker’s injuries were caused by asbestos fiber and tobacco smoke inhalation. Lorillard Tobacco was the sole defendant at trial. The jury awarded plaintiff $2,736,700 in economic compensatory damages and $15,000,000 in non-economic compensatory damages, for a total compensatory damages award of $17,736,700. Punitive damages were not at issue in this trial. The jury apportioned 50% of the fault for the smoker’s injuries to the smoker, 17% to Lorillard Tobacco, and 33% to exposure to cigarettes manufactured by companies other than Lorillard Tobacco. The jury found that exposure to asbestos was not a substantial factor in the smoker’s injuries. On August 25, 2014, the Court entered judgment awarding plaintiff $2,550,000 in non-economic damages (which represents Lorillard Tobacco’s 17% share as found by the jury) and the amount of $1,368,350 in economic damages (under California law, Lorillard Tobacco is responsible for the amount of economic damages that the jury found was the fault of anyone other than plaintiff, not just its 17% share), for a total award against Lorillard Tobacco of $3,918,350. On September 17, 2014, Lorillard Tobacco filed a motion for a new trial and a motion for judgment notwithstanding the verdict, which the Court denied on October 28, 2014. On November 17, 2014, the Court granted in part and denied in part plaintiff’s motion for trial court costs and pre-judgment interest on the damages award, determining that pre-judgment interest accrued over an approximately five year period, excluding an approximately six year period during which the case was dismissed prior to re-filing. On November 26, 2014, Lorillard Tobacco noticed an appeal to the California Second District Court of Appeal from the final judgment awarding compensatory damages and the order granting in part trial court costs and pre-judgment interest. Plaintiff has also noticed an appeal from the order denying in part pre-judgment interest.

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

Neither Lorillard Tobacco nor Lorillard, Inc. was a defendant in the ten other trials since January 1, 2010. Juries found in favor of the plaintiffs and awarded compensatory damages in four of these trials and also awarded $4.0 million in punitive damages in one of these trials. Defendants appealed the verdicts in three of these trials. The verdict in the first case was affirmed on appeal in July 2013; judgment was satisfied and this case is concluded. As of February 6, 2015 the appeal in the second case remains pending. In September 2013, an agreement was reached between the parties in the third case and no further appellate review will be taken. Satisfaction of judgment has been filed and this case is concluded. The verdict in the fourth case was affirmed on appeal in January 2015, and the defendant has satisfied the judgment. The plaintiff in another case was awarded $25 million in punitive damages in a retrial ordered by an appellate court in which the jury was permitted to consider only the amount of punitive damages to award. Defendant’s appeal of the judgment in this case remains pending. Juries found in favor of the defendants in the five other trials. Three of these five cases have concluded. Plaintiffs in two of the cases did not pursue appeals. Plaintiff in the third case noticed an appeal, which was affirmed in February 2013, and then did not seek any further review. Plaintiff in the fourth case filed a notice of appeal to the Alaska Supreme Court from the order denying plaintiff’s motion for a new trial and that appeal remains pending. Plaintiff in the fifth case noticed an appeal and the appellate court reversed the defense verdict and ordered the case returned to the trial court for a new trial.

In rulings addressing cases tried in earlier years, some appellate courts have reversed verdicts returned in favor of the plaintiffs in whole or in part, while other judgments that awarded damages to smokers have been affirmed on appeal. Manufacturers have exhausted their appeals and have been required to pay damages to plaintiffs in sixteen individual cases since 2001. Punitive damages were paid to the smokers in six of these cases. Neither Lorillard Tobacco nor Lorillard, Inc. was a party to any of these matters.

As of February 6, 2015, there were six cases scheduled for trial in 2015. As of February 6, 2015, neither Lorillard Tobacco nor Lorillard, Inc. is a defendant in any of these cases. Trial dates are subject to change.

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

Engle Progeny Cases are pending in various Florida state and federal courts. Some of the Engle Progeny Cases were filed on behalf of multiple plaintiffs. Various courts have entered orders severing the cases filed by multiple plaintiffs into separate actions. In 2009, one Florida federal court entered orders that severed the claims of approximately 4,400 Engle Progeny plaintiffs, initially asserted in a small number of multi-plaintiff actions, into separate lawsuits. In some cases, spouses or children of alleged former class members have also brought derivative claims. In 2011, approximately 500 cases that were among the 4,400 cases severed into separate lawsuits in 2009, filed by family members of alleged former class members, were combined with the cases filed by the smoker from which the family members’ claims purportedly derived. On August 1, 2013, Judge William G. Young of the District of Massachusetts took over responsibility for the Engle cases in the Middle District of Florida, Jacksonville Division. Judge Young issued an order that day that called for three groups of cases to be prepared for trial on the following schedule: approximately 50 cases to be made trial ready by January 2, 2014, approximately 107 cases to be made trial ready by May 2014, and approximately 120 cases to be made trial ready by September 2, 2014. On January 17, 2014, Judge Young issued an order calling for an additional three groups of cases to be prepared for trial on the following schedule: approximately 200 cases to be made trial ready by January 2, 2015, approximately 150 cases to be made trial ready by April 1, 2015, and approximately 150 cases to be made trial ready by July 1, 2015. On June 23, 2014, Judge Young issued an order calling for an additional three groups of cases to be prepared for trial on the following schedule: approximately 146 cases to be made trial ready by January 4, 2016, approximately 144 cases to be made trial ready by May 1, 2016, and approximately 139 cases to be made trial ready by September 1, 2016. On November 4, 2014, 27 additional remaining cases were given September 1, 2016 trial readiness dates. Since the issuance of these orders, 543 of the cases to be prepared for trial have been dismissed in their entirety, and Lorillard Tobacco has been dismissed from an additional 77 cases involving other defendants. These cases have been voluntarily dismissed, resolved, or involuntarily dismissed for lack of prosecution or failure to comply with court orders. On October 31, 2014, the Court assigned a magistrate judge with the responsibility of exploring the possibility of a global settlement of the remaining federal Engle Progeny Cases. The magistrate judge has the authority to hold hearings and conduct mediation sessions, however, the magistrate judge’s orders will not alter the current case management scheduling orders.

Since January 2010 and through February 6, 2015, the United States District Court for the Middle District of Florida has dismissed a total of approximately 3,792 cases. In some instances, the plaintiffs whose cases were dismissed also were pursuing cases pending in other courts. In other instances, the attorneys who represented the plaintiffs asked the court to enter dismissal orders because they were no longer able to contact their clients. In January 2013, the Court granted a motion by defendants and dismissed approximately 520 cases in which the plaintiffs were deceased at the time their personal injury lawsuits were filed. Plaintiffs appealed the dismissal of these 520 cases to the United States Court of Appeal for the Eleventh Circuit. In June 2013, the Court dismissed an additional approximately 440 cases for a variety of reasons. Plaintiffs appealed the dismissal of approximately 70 of these cases, in which the plaintiffs were deceased at the time their personal injury lawsuits were filed or where the cases were barred by the statute of limitations. The Court granted plaintiffs’ motion to consolidate the appeals from the January and June orders dismissing these groups of federal cases. On September 10, 2014, the United States Court of Appeal for the Eleventh Circuit affirmed the dismissals in these consolidated appeals. On July 7, 2014, Plaintiffs filed a notice of appeal to the United States Court of Appeals for the Eleventh Circuit from an order dismissing 14 cases for failure to produce signed authorizations, and that appeal remained pending, as of February 6, 2015. Other courts, including state courts, have entered orders dismissing additional cases.

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

Lorillard Tobacco and Lorillard, Inc. are defendants in Engle Progeny Cases that have been placed on courts’ 2015 trial calendars or in which specific trial dates have been set. Trial schedules are subject to change and it is not possible to predict how many of the cases pending against Lorillard Tobacco or Lorillard, Inc. will be tried in 2015. It also is not possible to predict whether some courts will implement procedures that consolidate multiple Engle Progeny Cases for trial.

As of February 6, 2015, trial was underway in two Engle Progeny Cases in which Lorillard Tobacco is a defendant: Caprio v. R.J. Reynolds Tobacco Company, et al. (State Court, Broward County, Florida) and Landau v. R.J. Reynolds Tobacco Company, et al. (Federal Court, Middle District, Jacksonville, Florida). Lorillard, Inc. is not a defendant in either of these trials.

As of February 6, 2015, verdicts had been returned in twenty-one Engle Progeny Cases in which Lorillard Tobacco was a defendant. Lorillard, Inc. was a defendant in one of these twenty-one cases at the time of verdict. Juries awarded compensatory damages to the plaintiffs in sixteen of these cases. In four of the sixteen cases in which juries awarded compensatory damages, plaintiffs were awarded punitive damages from Lorillard Tobacco. In another case, the court entered an order following trial that awarded plaintiff compensatory damages. The twenty-one cases in which Lorillard Tobacco was a defendant are listed below in the order in which the verdicts were returned:

•

In Rohr v. R.J. Reynolds Tobacco Company, et al. (Circuit Court, Seventeenth Judicial Circuit, Broward County, Florida), a jury returned a verdict in favor of the defendants, including Lorillard Tobacco, in October 2010. Plaintiff in Rohr did not pursue an appeal and the case is concluded.

•

In Mrozek v. Lorillard Tobacco Company (Circuit Court, Fourth Judicial Circuit, Duval County, Florida), the jury awarded plaintiff a total of $6 million in compensatory damages and $11.3 million in punitive damages in March 2011. The jury apportioned 35% of the fault for the smoker’s injuries to the smoker and 65% to Lorillard Tobacco. The final judgment entered by the trial court reflected the jury’s verdict and awarded plaintiff $3,900,588 in compensatory damages and $11,300,000 in punitive damages plus the applicable statutory rates of annual interest. In December 2012, the Florida First District Court of Appeal affirmed the final judgment awarding compensatory and punitive damages and Lorillard Tobacco’s motion for rehearing of the appellate court opinion was denied in February 2013. In March 2013, Lorillard Tobacco filed a notice with the Florida Supreme Court seeking review of the appellate court decision. On February 13, 2014, the Florida Supreme Court declined to grant review of this case. In March 2014, Lorillard Tobacco amended the bond necessary to maintain a stay on payment of the final judgment. On March 28, 2014, Lorillard Tobacco filed a petition with the United States Supreme Court, seeking review of the due process issue, and requested that the petition be held and resolved in the same manner as the Duke, Walker, and Brown cases, also pending before the United States Supreme Court. On June 9, 2014, the United States Supreme Court denied the petitions seeking review. The trial court announced on June 25, 2014 that it had granted Lorillard Tobacco’s motion to determine the applicable rates of post-judgment interest that were in dispute. On June 27, 2014, Lorillard Tobacco made a payment of $17,500,197 to satisfy the final judgment awarding compensatory and punitive damages and post-judgment interest. On July 25, 2014, the court entered an order confirming satisfaction of judgment. On July 28, 2014, plaintiff appealed the order determining the rate of post-judgment interest payable on the final judgment, and that appeal remained pending as of February 6, 2015. The Florida First

District Court of Appeal provisionally granted plaintiff’s motion for intermediate appellate court attorneys’ fees, ruling that the trial court is authorized to award appellate fees if the trial court determines entitlement to attorneys’ fees. In June 2013, the trial court granted plaintiff’s motion for entitlement to trial court attorneys’ costs and fees and also determined that plaintiff was entitled to intermediate appellate court attorneys’ fees. As of February 6, 2015, the trial court had not determined the amount of trial court or intermediate appellate court fees to award. On February 13, 2014, the Florida Supreme Court provisionally granted plaintiff’s motion for attorneys’ fees in connection with the appeal to the Florida Supreme Court, in the amount of $2,500, conditioned on the trial court’s determination of entitlement.

•

In Tullo v. R.J. Reynolds Tobacco Company, et al. (Circuit Court, Fifteenth Judicial Circuit, Palm Beach County, Florida), the jury awarded plaintiff a total of $4.5 million in compensatory damages, in April 2011. The jury assessed 45% of the fault to the smoker, 5% to Lorillard Tobacco and 50% to other defendants. The jury did not award punitive damages to the plaintiff. The court entered a final judgment that awarded plaintiff $225,000 in compensatory damages from Lorillard Tobacco plus 6% annual interest. On October 16, 2013, defendants noticed an appeal from the final judgment to the Florida Fourth District Court of Appeal. In August 2013, the Florida Fourth District Court of Appeal affirmed the final judgment. Defendants filed a notice with the Florida Supreme Court seeking review of the appellate court decision. On March 10, 2014, the trial court entered an order confirming that Lorillard Tobacco had satisfied the judgment awarding compensatory damages and post-judgment interest for an amount totaling approximately $263,400. On March 18, 2014, Lorillard Tobacco filed a notice of voluntary dismissal of their petition seeking review of the Florida Supreme Court and the Court entered an order dismissing the petition for review as to Lorillard Tobacco on May 21, 2014. The Florida Supreme Court declined to accept review of the petition as to the other defendants. Plaintiff is not entitled to recover trial or appellate fees from Lorillard Tobacco. As of February 6, 2015, the trial court had not determined the amount of trial or appellate court costs to award.

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

•

In Jewett v. R.J. Reynolds Tobacco Company, et al. (Circuit Court, Fourth Judicial Circuit, Duval County, Florida), the jury awarded the estate of the decedent $692,981 in compensatory damages and awarded the plaintiff $400,000 for loss of companionship in May 2011. The jury assessed 70% of the responsibility for the decedent’s injuries to the decedent, 20% to R.J. Reynolds and 10% to Lorillard Tobacco. The jury did not award punitive damages to the plaintiff. The final judgment entered by the trial court reflected the jury’s verdict and awarded plaintiff a total of $109,298 from Lorillard Tobacco plus 6% annual interest. In June 2012, an agreement was reached between the parties as to the amount of trial court costs and attorneys’ fees incurred, should the judgment be upheld on appeal, and plaintiff’s motion for costs and attorneys’ fees was withdrawn. In November 2012, the Florida First District Court of Appeal reversed the judgment awarding compensatory damages and ordered the case returned to the trial court for a new trial. In January 2013, the appellate court denied a motion filed by the plaintiff for rehearing of the decision reversing the judgment. Both the plaintiff and defendants filed notices with the Florida Supreme Court seeking review of the appellate court decision. On February 14, 2014, the Florida Supreme Court declined to grant review of this case. As of February 6, 2015, a new trial date had not been set.

•

In Weingart v. R.J. Reynolds Tobacco Company, et al. (Circuit Court, Fifteenth Judicial Circuit, Palm Beach County, Florida), in July 2011, the jury determined that the decedent did not sustain any compensatory damages from the defendants, including Lorillard Tobacco, and it returned a verdict for the defendants that punitive damages were not warranted. The jury assessed 91% of the fault for the decedent’s injuries to the decedent, 3% to Lorillard Tobacco and 3% to each of the other two defendants. Following trial, the court granted in part a motion filed by the plaintiff to award damages and it awarded plaintiff $150,000 in compensatory damages. The court entered a final judgment that applied the jury’s comparative fault determinations to the court’s award of compensatory damages. The final judgment awarded plaintiff $4,500 from Lorillard Tobacco. Defendants noticed an appeal to the Florida Fourth District Court of Appeal from the order that awarded compensatory damages to the plaintiff and amended their notice of appeal to address the final judgment. On February 13, 2013, the Florida Fourth District Court of Appeal affirmed the final judgment awarding compensatory damages. Defendants filed a notice with the Florida Supreme Court seeking review of this decision. In March 2012, the trial court entered a judgment against the defendants for costs with Lorillard Tobacco’s share amounting to $43,081 plus 4.75% annual interest. Defendants noticed an appeal from this costs judgment. In June 2013, all defendants satisfied both the final judgment awarding compensatory damages and the costs judgment, with Lorillard Tobacco’s share amounting to approximately $50,000. Defendants’ petition for Florida Supreme Court review and the appeal from the costs judgment have been dismissed. This case is concluded.

•

In Sury v. R.J. Reynolds Tobacco Company, et al. (Circuit Court, Fourth Judicial Circuit, Duval County, Florida), in November 2011, the jury awarded plaintiff $1,000,000 in compensatory damages and assessed 60% of the responsibility for the decedent’s injuries to the decedent, 20% to Lorillard Tobacco and 20% to R.J. Reynolds. The jury returned a verdict for the defendants regarding whether punitive damages were warranted. In March 2012, the court entered a final judgment against defendants in the amount of $1,000,000, jointly and severally, plus 4.75% annual interest, declining to apply the jury’s comparative fault findings to causes of action alleging intentional conduct. On June 24, 2013, the Florida First District Court of Appeal affirmed the final judgment. Defendants’ motion for rehearing of this decision with the Florida First District Court of Appeal was denied in August 2013. The Florida Supreme Court declined review of the intermediate appellate court decision in January 2014. On March 28, 2014, defendants filed a petition with the United States Supreme Court, seeking review of the due process issue, and requested that the petition be held and resolved in the same manner as the Duke, Walker, and Brown cases, also pending before the United States Supreme Court. On June 9, 2014, the United States Supreme Court denied the petitions seeking review. On June 19, 2014, Lorillard Tobacco made a payment of $1,659,674 to satisfy the final judgment awarding compensatory damages plus post judgment interest, trial level attorneys’ fees and costs, and Florida Supreme Court fees. The Court entered an order confirming satisfaction of judgment on July 24, 2014. In June 2013, the First District Court of Appeal determined that plaintiff was entitled to attorneys’ fees in connection with the appeal to the First District Court of Appeal and directed the trial court to determine the amount. As of February 6, 2015, the trial court had not determined the amount.

•

In Alexander v. Lorillard Tobacco Company, et al. (Circuit Court, Eleventh Judicial Circuit, Miami-Dade County, Florida), the jury awarded plaintiff $20,000,000 in compensatory damages and $25,000,000 in punitive damages in February and March 2012. Lorillard Tobacco is the only defendant in this case. The jury apportioned 20% of the fault for the smoker’s injuries to the smoker and 80% to Lorillard Tobacco. In March 2012, the court entered a final judgment that applied the jury’s comparative fault determination to the court’s award of compensatory damages, awarding the plaintiff $16,000,000 in compensatory damages and $25,000,000 in punitive damages from Lorillard Tobacco. In May 2012, the court granted a motion by Lorillard Tobacco to lower the amount of compensatory damages and reduced the amount awarded to $10,000,000 from Lorillard Tobacco. Other post-trial motions challenging the verdict were denied. The court entered an amended final judgment that applied the jury’s comparative fault determination to the court’s award of compensatory damages, awarding the plaintiff $8,000,000 in compensatory damages and $25,000,000 in punitive damages. The court also awarded plaintiff post-judgment interest (based on a statutory rate) on the compensatory and punitive damages. Lorillard Tobacco noticed an appeal from the amended final judgment to the Florida Third District Court of Appeal. On September 4, 2013, the Florida Third District Court of Appeal affirmed the amended final judgment. Lorillard Tobacco’s motion for rehearing of this decision with the Florida Third District Court of Appeal was denied in October 2013. Lorillard Tobacco filed a petition with the Florida Supreme Court seeking review of the intermediate appellate court decision in November 2013, and this petition was denied on September 9, 2014. On September 23, 2014, Lorillard Tobacco made a payment of $38,960,916 to resolve all damages, costs and fees and post-judgment interest. Plaintiff filed a satisfaction of judgment on September 29, 2014 and the Court confirmed satisfaction of judgment on October 3, 2014. This case is concluded.

•

In Calloway v. R.J. Reynolds Tobacco Company, et al. (Circuit Court, Seventeenth Judicial Circuit, Broward County, Florida), the jury awarded plaintiff and a daughter of the decedent a total of $20,500,000 in compensatory damages in May 2012. The jury apportioned 20.5% of the fault for the smoker’s injuries to the smoker, 27% to R.J. Reynolds, 25% to Philip Morris, 18% to Lorillard Tobacco, and 9.5% to Liggett. The jury awarded $12,600,000 in punitive damages from Lorillard Tobacco and $42,250,000 from the other defendants, for a total punitive damages award of $54,850,000. In August 2012, the court granted a post-trial motion by the defendants and lowered the compensatory damages award to $16,100,000. The court also ruled that the jury’s finding on the smoker’s percentage of comparative fault would not be applied to reduce the compensatory damage award because the jury found in favor of the plaintiff on her claims alleging intentional conduct. In August 2012, the court entered final judgment against defendants in the amount of $16,100,000 in compensatory damages, jointly and severally, and $54,850,000 ($12,600,000 from Lorillard Tobacco) in punitive damages. The court also awarded plaintiff post-judgment interest (based on a statutory rate) on the compensatory and punitive damages, which totaled approximately $2.0 million as of February 6, 2015 based on the jury-apportioned fault for Lorillard Tobacco. The final judgment also granted plaintiff’s application for trial court costs and attorneys’ fees, but as of February 6, 2015, the trial court had not awarded an amount. Defendants have noticed an appeal from the final judgment to the Florida Fourth District Court of Appeal. On March 31, 2014, plaintiff filed a motion with the Florida Fourth District Court of Appeal seeking attorneys’ fees in connection with the appeal to the Fourth District. As of February 6, 2015, the Florida Fourth District Court of Appeal had not ruled on this motion.

•

In Evers v. R.J. Reynolds Tobacco Company, et al. (Circuit Court, Thirteenth Judicial Circuit, Hillsborough County, Florida), the jury awarded plaintiff and the estate of the decedent a total of $3,230,000 in compensatory damages in February 2013. The jury apportioned 31% of the fault for the smoker’s injuries to the smoker, 60% to R.J. Reynolds and 9% to Lorillard Tobacco. The jury found that punitive damages against Lorillard Tobacco were not warranted and awarded $12,362,042 in punitive damages from R.J. Reynolds Tobacco Company. The Court granted a post-trial motion by R.J. Reynolds for a directed verdict on punitive damages and, as a result, the jury’s punitive damages award was set aside. The Court denied a motion filed by the plaintiff to reconsider the directed verdict. At a post-trial hearing, the plaintiff waived entitlement to the jury’s loss of services award which amounted to $280,000 of the total compensatory damages award. In May 2013, the court entered a final judgment that applied the jury’s comparative fault determinations and awarded plaintiff and the estate of the decedent $2,035,500 in compensatory damages ($265,500 from Lorillard Tobacco), plus the statutory rate of interest. Plaintiff and defendants have both appealed the final judgment to the Florida Second District Court of Appeal. Plaintiff also filed a motion for entitlement to trial attorneys’ fees and costs. As of February 6, 2015, the trial court had not ruled on this motion. On May 23, 2014, plaintiff filed a motion with the Florida Second District Court of Appeal seeking attorneys’ fees in connection with the appeal to the Second District. As of February 6, 2015, the Florida Second District Court of Appeal had not ruled on this motion.

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

•

In Ruffo v. R.J. Reynolds Tobacco Company, et al. (Circuit Court, Eleventh Judicial Circuit, Miami-Dade County, Florida), the jury awarded plaintiff $1,500,000 in compensatory damages in May 2013. The jury apportioned 85% of the fault for the smoker’s injuries to the smoker, 12% to Philip Morris, and 3% to Lorillard Tobacco. Defendants’ post-trial motions challenging the verdict were denied. On October 4, 2013, the Court entered a final judgment against defendants that applied the jury’s comparative fault determinations and awarded plaintiff $225,000 in compensatory damages ($45,000 from Lorillard Tobacco) plus the statutory rate of interest. Defendants noticed an appeal from the final judgment to the Florida Third District Court of Appeal. On May 12, 2014, the trial court entered an order confirming that Lorillard Tobacco had satisfied the judgment awarding compensatory damages and post-judgment interest for an amount totaling $46,857. On May 9, 2014, the Florida Third District Court of Appeal entered an order recognizing Lorillard Tobacco’s voluntary dismissal of their appeal to the final judgment. On November 19, 2014 the Florida Third District Court of Appeal affirmed the final judgment as to Philip Morris. Plaintiff filed a motion with the trial court seeking entitlement to attorneys’ costs and fees. In April 2014, the trial court denied this motion. Plaintiff filed a notice of appeal to the Florida Third District Court of Appeal from the order denying attorneys’ fees and costs. On November 19, 2014, the Florida Third District Court of Appeal affirmed the trial court’s order denying attorneys’ fees and costs. This case is concluded.

•

In Gafney v. R.J. Reynolds Tobacco Company, et al. (Circuit Court, Fifteenth Judicial Circuit, Palm Beach County, Florida), the jury awarded plaintiff a total of $5,800,000 in compensatory damages in September 2013. The jury apportioned 34% of the fault for the smoker’s injuries to the smoker, 33% to R.J. Reynolds, and 33% to Lorillard Tobacco. Lorillard, Inc. was also a defendant in this trial but damages and comparative fault were not assessed separately for Lorillard, Inc. Because the jury found in favor of the defendants on the claims alleging intentional conduct, the plaintiff was not entitled to punitive damages. On September 26, 2013, the Court entered a final judgment that applied the jury’s comparative fault determinations and awarded the plaintiff a total of $3,828,000 in compensatory damages ($1,914,000 from Lorillard Tobacco), plus the statutory rate of interest. Defendants’ post-trial motions challenging the verdict were denied in November 2013. Defendants have noticed an appeal from the final judgment to the Florida Fourth District Court of Appeal. Plaintiff has filed a motion with the trial court seeking entitlement to attorneys’ fees and costs. As of February 6, 2015, the trial court had not ruled on this motion. On January 13, 2015, plaintiff filed a motion with the Florida Fourth District Court of Appeal seeking attorneys’ fees in connection with the appeal to the Fourth District. As of February 6, 2015, the Florida Fourth District Court of Appeal had not ruled on this motion.

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

•

In Chamberlain v. R. J. Reynolds Tobacco Company, et al. (Federal Court, Middle District, Jacksonville, Florida) the jury returned a verdict in favor of the defendants on November 15, 2013. The Court entered final judgment in favor of the defendants on November 20, 2013. Plaintiff’s motion for new trial was denied on April 25, 2014. On June 27, 2014, plaintiff filed a notice of appeal from the final judgment with the Eleventh Circuit Court of Appeals. On December 3, 2014, the Eleventh Circuit Court of Appeals dismissed the appeal from the final judgment, ruling that the filing date was past the deadline to appeal.

•

In Burkhart v. R.J. Reynolds Tobacco Company, et al. (Federal Court, Middle District, Jacksonville, Florida), the jury awarded plaintiff a total of $5,000,000 in compensatory damages on May 15, 2014. The jury apportioned 50% of the fault for the smoker’s injuries to the smoker, 25% to R.J. Reynolds, 15% to Philip Morris, and 10% to Lorillard Tobacco. The jury awarded $500,000 in punitive damages from Lorillard Tobacco and $2,000,000 from the other defendants for a total punitive damages award of $2,500,000. The Court ruled that the jury’s finding on the plaintiff’s percentage of comparative fault would not be applied to reduce the compensatory damage award because the jury found in favor of the plaintiff on her claims alleging intentional conduct. On June 11, 2014, the Court entered a final judgment against defendants in the amount of $5,000,000 in compensatory damages, jointly and severally, and $2,500,000 ($500,000 from Lorillard Tobacco) in punitive damages, plus the statutory rate of interest. The Court denied defendants’ post-trial motions challenging the verdict. On October 10, 2014, defendants filed a notice of appeal from the final judgment with the Eleventh Circuit Court of Appeals. The final judgment also granted plaintiff entitlement to trial court costs, but as of February 6, 2015, the trial court had not awarded an amount. Plaintiff’s motion for attorneys’ fees and prevailing party costs was denied.

•

In Harris v. R.J. Reynolds Tobacco Company, et al. (Federal Court, Middle District, Jacksonville, Florida), on July 31, 2014, the jury found that one of the smoker’s alleged Engle qualifying diseases did not manifest prior to the cut-off period for membership in the Engle class, and that the smoker’s other alleged Engle qualifying disease was not caused by the smoker’s addiction to cigarettes containing nicotine. However, the jury awarded compensatory damages on plaintiff’s survival and wrongful death claims in the total amount of $1,726,650. The jury apportioned 60% of the fault for the smoker’s injuries to the smoker, 15% to Philip Morris, 15% to R.J. Reynolds, and 10% to Lorillard Tobacco, in connection with plaintiff’s survival claims. The jury apportioned 70% of the fault for the smoker’s injuries to the smoker, 10% to Philip Morris, 10% to R.J. Reynolds, and 10% to Lorillard Tobacco, in connection with plaintiff’s wrongful death claims. Because the jury found in favor of the defendants on the claims alleging intentional conduct, the plaintiff was not entitled to punitive damages. On August 13, 2014, defendants filed a motion for entry of judgment in favor of all defendants, arguing that the jury’s findings establish that the smoker was not an Engle class member. On December 17, 2014, the Court denied defendants’ motion. On December 18, 2014, the Court entered final judgment, awarding $1,726,650 in compensatory damages in a lump sum against all defendants. The jury’s comparative fault determinations were not applied despite the jury’s finding in favor of the defendants on the claims alleging intentional conduct. On January 15, 2015, defendants filed additional post-trial motions challenging the verdict and the final judgment. Plaintiff does not oppose applying the jury’s comparative fault determinations to the final judgment. As of February 6, 2015, the Court had not ruled on these motions. On January 2, 2015 the plaintiff filed a motion for attorneys’ fees and costs, which defendants have opposed. As of February 6, 2015, the Court had not ruled on this motion.

•

In Irimi v. R.J. Reynolds Tobacco Company, et al. (Circuit Court, Seventeenth Judicial Circuit, Broward County, Florida), the jury awarded plaintiff a total of $3,123,437 in compensatory damages on August 28, 2014. The jury apportioned 70% of the fault for the smoker’s injuries to the smoker, 14.5% to Lorillard Tobacco, 14.5% to R.J. Reynolds, and 1% to Liggett. Because the jury found in favor of the defendants on the claims alleging intentional conduct, the plaintiff was not entitled to punitive damages. Defendants filed post-trial motions challenging the verdict and plaintiff filed a motion for a new trial on the issue of entitlement to punitive damages. On December 18, 2014, the Court entered a final judgment that applied the jury’s comparative fault determinations and awarded the plaintiff a total of $937,031 in compensatory damages ($452,898 from Lorillard Tobacco), plus the statutory rate of interest. On January 27, 2015, the Court entered an order granting defendants’ motion for a new trial based on improper jury selection procedures, which effectively vacates the final judgment. Plaintiff filed a motion for rehearing on February 4, 2015.

•

In Lourie v. R.J. Reynolds Tobacco Company, et al. (Circuit Court, Thirteenth Judicial Circuit, Hillsborough County, Florida), the jury awarded plaintiff and a son of the decedent a total of $1,371,549 in compensatory damages on October 10, 2014. The jury apportioned 63% of the fault for the smoker’s injuries to the smoker, 27% to Philip Morris, 7% to Lorillard Tobacco, and 3% to R.J. Reynolds. The jury found that punitive damages were not warranted against any of the defendants. The Court denied defendants’ post-trial motions challenging the verdict. On November 6, 2014, the Court entered a final judgment that applied the jury’s comparative fault determinations and awarded plaintiff and a son of the decedent a total of $507,473 in compensatory damages ($96,008 from Lorillard Tobacco), plus the statutory rate of interest. Defendants have noticed an appeal from the final judgment to the Florida Second District Court of Appeal. On November 10, 2014, plaintiff filed a motion for attorneys’ fees and costs. As of February 6, 2015, the Court had not ruled on this motion.

•

In Perrotto v. R.J. Reynolds Tobacco Company, et al. (Circuit Court, Fifteenth Judicial Circuit, Palm Beach County, Florida), the jury awarded plaintiff a total of $4,087,339 in compensatory damages on November 21, 2014. The jury apportioned 49% of the fault for the smoker’s injuries to the smoker, 25% to Philip Morris, 20% to R.J. Reynolds, 6% to Lorillard Tobacco, and 0% to Liggett. Because the jury found in favor of the defendants on the claims alleging intentional conduct, the plaintiff was not entitled to punitive damages. On December 4, 2014, the Court entered a final judgment that applied the jury’s comparative fault determinations and awarded the plaintiff a total of $2,084,545 in compensatory damages ($245,240 from Lorillard Tobacco), plus the statutory rate of interest. Defendants have filed post-trial motions challenging the verdict, and the plaintiff has filed a post-trial motion seeking a new trial on entitlement to punitive damages. Plaintiff also filed a motion for attorneys’ fees and costs. As of February 6, 2015, the Court had not ruled on these motions. On December 31, 2014, the plaintiff filed a petition with the Florida Fourth District Court of Appeal seeking to disqualify the trial judge from further consideration of this case.

As of February 6, 2015, verdicts have been returned in 132 Engle Progeny trials since the Florida Supreme Court issued its 2006 ruling that permitted members of the Engle class to bring individual lawsuits in which neither Lorillard Tobacco nor Lorillard, Inc. was a defendant at trial. Juries awarded compensatory damages and punitive damages in 44 of the trials. In 43 of those 44 trials, the amount of punitive damages awarded has totaled approximately $862.1 million and ranged from $20,000 to $244 million. In July 2014, punitive damages of $23.6 billion were awarded in one of these cases. In that case, the Court granted in part a post-trial motion filed by the defendant and reduced the punitive damages to approximately $17 million. As of February 6, 2015, this award was subject to challenge through post-trial motions and the appellate process. In 36 of the trials, juries’ awards were limited to compensatory damages. In the 52 remaining trials, juries found in favor of the defendants. Post-trial motions challenging the verdicts in some cases and appeals from final judgments in some cases are pending before various Florida circuit and intermediate appellate courts. As of February 6, 2015, one verdict in favor of the defendants and four verdicts in favor of the plaintiff have been reversed on appeal and returned to the trial court for a new trial on all issues. In ten cases, the appellate courts have ruled that the issue of damages awarded must be revisited by the trial court. Motions for rehearing of these appellate court rulings are pending in some cases.

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

West Virginia Individual Personal Injury Cases

The West Virginia Individual Personal Injury Cases (the “IPIC Cases”) were brought by individuals who alleged cancer or other health effects caused by smoking cigarettes, smoking cigars, or using smokeless tobacco products. In September 2000, there were approximately 1,250 IPIC Cases, and Lorillard Tobacco was named in all but a few of them. Lorillard, Inc. was not a defendant in any of the IPIC Cases. Plaintiffs in most of the IPIC Cases alleged injuries from smoking cigarettes, and the claims alleging injury from smoking cigarettes were consolidated for a multi-phase trial. The order that consolidated those claims for trial limited the consolidation to cases that were filed by September 2000.

Approximately 645 IPIC Cases were dismissed in their entirety before trial. Lorillard Tobacco was dismissed from approximately 565 additional IPIC Cases because those plaintiffs did not submit evidence that they used a Lorillard Tobacco product. At the time the Phase I trial began, Lorillard Tobacco was a defendant in 31 of the then-pending IPIC Cases.

The first phase of the consolidated trial began April 15, 2013, and ended with a Phase I verdict returned by the jury on May 15, 2013. In its verdict, the jury found against plaintiffs on their claims for design defect, negligent design, failure to warn, intentional concealment and breach of express warranty. The jury found for plaintiffs on their claim that all ventilated filter cigarettes manufactured and sold by the defendants between 1964 and July 1, 1969 were defective because of a failure to instruct, but found that defendants’ conduct was not willful or wanton. In pleadings filed before trial, no plaintiff in an IPIC Case that was part of the Phase I trial claimed to have smoked a ventilated filter cigarette manufactured and sold by Lorillard Tobacco between 1964 and July 1, 1969.

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

On November 26, 2013, plaintiffs filed a notice of appeal from the judgment and order in the Supreme Court of Appeals of West Virginia. The defendants did not file a separate notice of appeal. On April 2, 2014, plaintiffs perfected their appeal by filing their brief and appendix. Defendants filed their brief on June 16, 2014. Plaintiffs served their reply brief on July 2, 2014. On November 3, 2014, the West Virginia Supreme Court of Appeals issued a Memorandum Decision affirming the Phase I judgment and order. On November 26, 2014, the plaintiffs filed a petition for rehearing asking the Court to reconsider its ruling on one of the six grounds the plaintiffs had raised on appeal. The defendants filed their opposition on December 10, 2014. On January 8, 2015, the Supreme Court of Appeals refused the petition for rehearing, and on January 15, 2015, the Court issued its mandate.

On December 17, 2014, in response to a request from the Mass Litigation Panel, the defendants identified the 30 IPIC Cases that they believe could be eligible to proceed to a Phase II trial on causation and damages in the remaining failure to instruct claim. The defendants did not identify Lorillard as a defendant against which the plaintiffs in those cases could proceed in a Phase II trial. As stated above, none of the plaintiffs in the IPIC Cases included in the Phase I trial asserted that he or she smoked a Lorillard ventilated filter cigarette during the relevant time period.

The trial court severed from the consolidated proceedings those claims in the IPIC Cases that alleged injury from the use of tobacco products other than cigarettes, including smokeless tobacco and cigars (the “Severed IPIC Claims”). The Severed IPIC Claims involve 30 plaintiffs. Twenty-eight of these plaintiffs have asserted both claims alleging that their injuries were caused by smoking cigarettes as well as claims alleging that their injuries were caused by using other tobacco products. The former claims were included in the consolidated trial of the IPIC Cases, while the latter claims are included in the Severed IPIC Claims. Lorillard Tobacco is a defendant in seven of the Severed IPIC Claims. Lorillard, Inc. is not a defendant in any of the Severed IPIC Claims. Two plaintiffs alleged only that their injuries were caused by using tobacco products other than cigarettes, and no part of their cases was included in the consolidated trial of the IPIC Cases (the “Severed IPIC Cases”). Neither Lorillard Tobacco nor Lorillard, Inc. is a defendant in the Severed IPIC Cases.

As of February 6, 2015, the Severed IPIC Claims and the Severed IPIC Cases were not subject to a trial plan. None of the Severed IPIC Claims or the Severed IPIC Cases was scheduled for trial as of February 6, 2015.

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

As of February 6, 2015, one of the Flight Attendant Cases was scheduled for trial. Trial dates are subject to change.

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

“Lights” Class Action Cases. Neither Lorillard Tobacco nor Lorillard, Inc. is a defendant in the approximately 16 Class Action Cases in which plaintiffs’ claims are based on the allegedly fraudulent marketing of “light” or “ultra-light” cigarettes. Classes have been certified in some of these cases. In one of these cases, Craft v. Philip Morris USA (Circuit Court, City of St. Louis, Missouri, filed February 29, 2000), trial began in September 2011. In November 2011, the court ordered a mistrial when the jury was unable to reach a verdict. The retrial of this case commenced January 8, 2014, but was postponed until February 22, 2015. In another of the “lights” Class Action Cases, Good v. Altria Group, Inc., et al. , the U.S. Supreme Court ruled in December 2008 that neither the Federal Cigarette Labeling and Advertising Act nor the Federal Trade Commission’s regulation of cigarettes’ tar and nicotine disclosures preempts (or bars) some of plaintiffs’ claims. In 2009, the Judicial Panel on Multidistrict Litigation consolidated various federal court “lights” Class Action Cases pending against Philip Morris USA or Altria Group and transferred those cases to the U.S. District Court of Maine (the “MDL cases”). The court denied plaintiffs’ motion for class certification filed in four of the MDL Cases, and a federal appellate court declined to review the class certification order. Following the appellate court’s ruling, plaintiffs dismissed thirteen of the MDL Cases, including Good v. Altria Group, Inc., et al. In April, 2012, the Judicial Panel on Multidistrict Litigation entered an order transferring the four MDL cases that remained pending to the courts in which each originated. These four cases have since been dismissed. On September 23, 2013, in the “Lights” Class Action Case Brown v. The American Tobacco Company, Inc., et al. (Superior Court, San Diego County, California), the Court issued a Statement of Decision that granted judgment in favor of the defendant. The Court held that the defendant misrepresented the health benefits of its “light” cigarette but that plaintiffs were not entitled to restitution or injunctive relief. Final judgment was entered in favor of the defendant on October 15, 2013. In December 2013, plaintiffs filed a notice of appeal of the final judgment, and the appeal remains pending. On April 29, 2014, in the “lights” Class Action Case Price, et al v. Philip Morris Incorporated (Circuit Court, Madison County, Illinois), the Fifth Judicial District of the Appellate Court of Illinois reversed the trial court’s denial of plaintiffs’ petition for relief from judgment and reinstated a 2003 verdict awarding damages. The defendant in this case filed a petition for leave to appeal in the Supreme Court of Illinois and on September 24, 2014, the Illinois Supreme Court agreed to hear the appeal.

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

The final judgment and remedial order has not yet been fully implemented. Following trial, the final judgment and remedial order was stayed because the defendants, the government and several intervenors noticed appeals to the U.S. Court of Appeals for the District of Columbia Circuit. In May 2009, a three judge panel upheld substantially all of the District Court’s final judgment and remedial order. In September 2009, the Court of Appeals denied defendants’ rehearing petitions as well as their motion to vacate those statements in the appellate ruling that address defendants’ marketing of “low tar” or “lights” cigarettes, to vacate those parts of the trial court’s judgment on that issue, and to remand the case with instructions to deny as moot the government’s allegations and requested relief regarding “lights” cigarettes. In June 2010, the U.S. Supreme Court denied all parties’ petitions for writ of certiorari. The case was returned to the trial court for implementation of the Court of Appeals’ directions in its 2009 ruling and for entry of an amended final judgment. On November 27, 2012, the court entered an order prescribing the language the defendants must include in the corrective statements defendants are to make on their websites and through other media. The court directed the parties to engage in discussions to implement the publication of those statements. On January 25, 2013, defendants appealed the court’s November 27, 2012 order to the U.S. Court of Appeals for the District of Columbia Circuit. On February 25, 2013, the Court of Appeals granted defendants’ unopposed motion to hold the appeal in abeyance pending the district court’s resolution of the issues regarding the implementation of the corrective statements. On January 10, 2014, the parties filed a joint motion requesting that the district court enter a consent order addressing the implementation of the corrective statements remedy. The district court permitted amicus briefs on the implementation issue to be filed by newspapers, broadcasters, and other entities interested in the manner in which the corrective statements would be implemented. On June 2, 2014, the district court entered a consent order implementing the corrective statements remedy. On June 25, 2014, defendants filed a notice of appeal from the June 2, 2014 order. The Court of Appeals lifted its stay of the 2013 appeal and consolidated the two appeals. Defendants’ opening brief in the consolidated appeal was filed on September 29, 2014. The Washington Legal Foundation filed an amicus curiae brief in support of defendants’ position on October 6, 2014. The government filed its brief on December 1, 2014, and the intervenors filed their brief on December 8, 2014. Also on December 8, 2014, the Tobacco Control Legal Consortium filed an amicus curiae brief in support of the plaintiffs’ position. Defendants’ reply brief was filed on January 7, 2015. The appeal is set for oral argument on February 23, 2015. Under the terms of the June 2, 2014 order, implementation of the corrective statements remedy will not begin until this appeal has been resolved.

The June 2, 2014 order did not resolve outstanding issues as to whether corrective statements must be posted in retail point-of-sale displays. The parties, as well as two retailer trade groups, filed simultaneous supplemental briefs on that issue in the district court on June 4, 2014. Their simultaneous response briefs were filed on June 18, 2014. As of February 6, 2015, the district court had not entered an amended final judgment regarding the point-of-sale displays.

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

The State Settlement Agreements provide that the agreements are not admissions, concessions or evidence of any liability or wrongdoing on the part of any party, and were entered into by the Original Participating Manufacturers to avoid the further expense, inconvenience, burden and uncertainty of litigation. Lorillard recorded charges for its obligations under the State Settlement Agreements of $1.358 billion, $1.241 billion and $1.379 billion for the years ended December 31, 2014, 2013 and 2012, respectively. Lorillard’s portion of ongoing adjusted settlement payments and legal fees is based on its share of domestic cigarette shipments in the year preceding that in which the payment is due. Accordingly, Lorillard records its portions of ongoing adjusted settlement payments as part of cost of manufactured products sold as the related sales occur.

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

Lorillard Tobacco will continue to pursue these claims against those states that have not settled. Fourteen states that have not joined the settlement have taken action in state court to prevent the settlement from proceeding or to seek other relief related to the settlement. As of February 6, 2015, claims in eight states remained pending as three states withdrew their opposition; one state’s challenge was denied and not appealed; and, as noted above, two additional states joined the settlement and indefinitely stayed their challenges. Two of the states also unsuccessfully sought to preliminarily enjoin the implementation of the settlement. There is no assurance that such attempts will be resolved favorably to the Company.

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

On April 10, 2014, the MSA court in Pennsylvania issued its rulings on that state’s motion to vacate the arbitration panel’s rulings with respect to that state. The court upheld the arbitration panel’s non-diligence finding for that state. However, the court also ruled that the states that signed the settlement and had been contested in the 2003 NPM Adjustment arbitration would be deemed non-diligent for purposes of calculating that state’s share of the 2003 NPM Adjustment. The OPMs appealed this ruling. The MSA Independent Auditor on April 14, 2014 issued revised final calculations for the April 2014 MSA payments that implement the Pennsylvania court’s ruling. The ruling was reflected as an increase of $12 million in Lorillard Tobacco’s April 15, 2014 MSA payment, and resulted in an increase to Lorillard Tobacco’s State Settlement liability and expense of $9 million.

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

Based on the terms of the award, and subsequent events, Lorillard Tobacco recorded in 2014 a reduction in its State Settlements liability and expense of $34 million and recorded $5 million as an increase to investment income related to interest earned on the proceeds from the 2003 NPM Adjustment award, including funds paid into and released from the Disputed Payments Account (“DPA”). The reduction was partially offset by an increase of $6 million in the State Settlements liability and expense related to the industry Volume Adjustment Offset associated with the increase in the industry aggregate operating income under the agreements with the previously settled states.

From time to time, lawsuits have been brought against Lorillard Tobacco and other participating manufacturers to the MSA, or against one or more of the Settling States, challenging the validity of the MSA on certain grounds, including as a violation of the antitrust laws.

In addition, in connection with the MSA, the Original Participating Manufacturers entered into an agreement to establish a $5.2 billion trust fund payable between 1999 and 2010 to compensate the tobacco growing communities in 14 states (the “Trust”). Payments to the Trust ended in 2005 as a result of an assessment imposed under a federal law, enacted in 2004, repealing the federal supply management program for tobacco growers. Under the law, tobacco quota holders and growers were compensated over 10 years with payments totaling $10.1 billion, funded by an assessment on tobacco manufacturers and importers. Payments under the law to qualifying tobacco quota holders and growers commenced in 2005 and are now complete. Lorillard Tobacco’s final payment was made on September 30, 2014. Lorillard recorded pretax charges for its obligations under the law of $92 million, $120 million and $118 million for the years ended December 31, 2014, 2013 and 2012, respectively.

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

Filter Cases

In addition to the above, claims have been brought against Lorillard Tobacco and Lorillard, Inc. by individuals who seek damages resulting from their alleged exposure to asbestos fibers that were incorporated into filter material used in one brand of cigarettes manufactured by a predecessor to Lorillard Tobacco for a limited period of time ending more than 50 years ago. As of February 6, 2015, Lorillard Tobacco was a defendant in 61 Filter Cases. Lorillard, Inc. was a defendant in three Filter Cases, including two that also name Lorillard Tobacco. Since January 1, 2012, Lorillard Tobacco has paid, or has reached agreement to pay, a total of approximately $38.1 million in settlements to finally resolve 147 claims. Since January 1, 2012, verdicts have been returned in the following three Filter Cases: McGuire v. Lorillard Tobacco Company and Hollingsworth & Vose Company, tried in the Circuit Court, Division Four, of Jefferson County, Kentucky; Couscouris v. Hatch Grinding Wheels, et al., tried in the Superior Court of the State of California, Los Angeles; and DeLisle v. A.W. Chesterton Company, et al., tried in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida. Pursuant to the terms of a 1952 agreement between P. Lorillard Company and H&V Specialties Co., Inc. (the manufacturer of the filter material), Lorillard Tobacco is required to indemnify Hollingsworth & Vose for legal fees, expenses, judgments and resolutions in cases and claims alleging injury from finished products sold by P. Lorillard Company that contained the filter material. In McGuire v. Lorillard Tobacco Company and Hollingsworth & Vose Company, tried in the Circuit Court, Division Four, of Jefferson County, Kentucky in 2012, the Kentucky Supreme Court is still considering plaintiff’s motion for discretionary review. The jury in the McGuire case returned a verdict for Lorillard Tobacco and Hollingsworth & Vose, and the Court entered final judgment in May 2012. On February 14, 2014, the Kentucky Court of Appeals affirmed the final judgment in favor of Lorillard Tobacco and Hollingsworth & Vose and on April 3, 2014, the Court of Appeals denied plaintiff’s petition for rehearing. On May 2, 2014, plaintiff moved for discretionary review in the Kentucky Supreme Court. Lorillard Tobacco filed its responsive brief on May 30, 2014. On October 4, 2012, the jury in the Couscouris case returned a verdict for Lorillard Tobacco and Hollingsworth & Vose, and the court entered final judgment on November 1, 2012. On June 17, 2013, the California Court of Appeal for the Second Appellate District entered an order dismissing the appeal of the final judgment pursuant to plaintiffs’ request, but plaintiffs’ appeal of the cost judgment remained pending. However, plaintiffs abandoned their appeal on June 2, 2014, and on June 4, 2014, the appeal was dismissed. On September 13, 2013, the jury in the DeLisle case found in favor of the plaintiffs as to their claims for negligence and strict liability, and awarded $8 million. Lorillard Tobacco is responsible for 44%, or $3.52 million. Judgment was entered on November 6, 2013. Lorillard Tobacco filed its notice of appeal on November 18, 2013. Lorillard Tobacco filed its initial brief on January 6, 2015. As of February 6, 2015, 23 Filter Cases were scheduled for trial or have been placed on courts’ trial calendars. Trial dates are subject to change.

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

On April 7, 2014, LOEC filed a complaint for declaratory judgment of trademark non-infringement against Zippmark, Inc. and certain affiliated entities (“Zippo”) in the United States District Court for the Central District of California. The lawsuit was predicated by Zippo’s decision to file oppositions with the United States Patent and Trademark Office’s Trademark Trial and Appeal Board against LOEC’s applications to register certain trademarks for “blu” and allegations that LOEC infringed several of Zippo’s registered trademarks. On May 19, 2014, Zippo filed an answer and counterclaim for trademark infringement. On June 12, 2014, LOEC filed its answer to Zippo’s counterclaim and filed its own counterclaim seeking to cancel certain Zippo trademarks based on descriptiveness and for false/fraudulent registration. On July 8, 2014, Zippo responded to LOEC’s counterclaim and included a counterclaim in reply seeking to cancel LOEC’s registered mark for “blu eCigs.” LOEC responded thereafter denying the asserted claims. In January 2015, the parties agreed to extend the time for discovery. Court-ordered mediation is currently scheduled to take place on March 17, 2015. The trial date is scheduled for April 21, 2015.

In August 2014, Cygnet UK Trading Limited d/b/a blu eCigs (UK) (“Cygnet”) filed for an injunction and declarations with the High Court of Justice in London, England to protect the blu eCigs trademarks in the United Kingdom and throughout the rest of Europe. The injunction seeks to restrain Zippo from threatening Cygnet and others with proceedings in the UK for alleged infringements of Zippo’s trademarks, and the declarations seek to validate Cygnet’s rights to market and sell its products throughout Europe under the blu eCigs brands. Zippo responded to the complaint in October denying that it had threatened Cygnet with Zippo’s trademark infringement proceedings or, alternatively, that if it had threatened Cygnet, that those threats were justified; Zippo also opposed Cygnet’s declaration of non-infringement and brought a counterclaim against Cygnet for infringement of Zippo’s trademarks. In November, Cygnet defended its counterclaim stating that its use of its blu eCigs trademarks did not infringe Zippo’s trademarks on the basis that the trademarks are not identical or similar and that the goods in relation to which they are used are not identical or similar. At the same time, Cygnet also brought a counterclaim against Zippo to revoke Zippo’s trademarks for non-use and to invalidate the Zippo’s trademarks in light of their descriptive and/or deceptive nature. Zippo defended the counterclaim in December stating its trademarks had been put to use and denying that the trademarks were either descriptive or deceptive. The pleadings in this matter are now closed, and the parties have been requested by the Court to prepare cost budgets and agree the scope of disclosure to be provided by the parties.

LOEC is also a party to three (3) patent infringement lawsuits brought by Ruyan Investment (Holdings) Limited and its successor company, Fontem Ventures B.V. (“Fontem”) in the United States District Court for the Central District of California, regarding a series of patents owned by Fontem related to electronic cigarette technology. More specifically, Fontem asserts that LOEC is infringing the Fontem patents by making, using, importing, offering to sell, and/or selling its electronic cigarettes and related products. The first case, filed on June 22, 2012, is currently stayed pending proceedings before the United States Patent and Trademark Office. On December 24, 2014, the Office issued a final decision invalidating most of the claims of that Fontem patent. Fontem also filed a case in March 2014 and subsequently amended its Complaint in that matter in April 2014 asserting claims associated with a patent not previously identified. The parties have filed several joint stipulations for continuances and such continuances remain in effect as of January 28, 2015. Fontem also filed two additional cases against LOEC on new patents, all of which are related to the earlier lawsuits and have a common inventor. The first was filed on October 21, 2014, and later amended on November 25, 2014, and asserts infringement of two new patents. The second was filed on December 2, 2014, and amended on December 16, 2014, also includes two new patents. These two cases have not yet been served on LOEC. The Court consolidated these two new cases and held a scheduling conference on January 22, 2015.

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

24.    Merger Agreement and Merger-Related Litigation

Merger Agreement with Reynolds American Inc.

On July 15, 2014, the Company, Reynolds American Inc., a North Carolina corporation (“RAI”), and Lantern Acquisition Co., a Delaware corporation and a wholly owned subsidiary of RAI (“Merger Sub”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which, subject to the satisfaction or waiver of certain conditions, Merger Sub will merge with and into the Company (the “Merger”), with the Company surviving as a wholly owned subsidiary of RAI. At the effective time of the Merger, each share of Company common stock (other than treasury stock held by the Company or owned by a subsidiary of the Company, RAI or Merger Sub and shares owned by shareholders of the Company who have properly made and not withdrawn a demand for appraisal rights) will be converted into the right to receive a unit consisting of (i) $50.50 per share in cash and (ii) 0.2909 fully paid and non-assessable shares of common stock of RAI. On January 28, 2015, the Company’s shareholders adopted the Merger Agreement, and RAI’s shareholders approved the issuance of RAI common stock in the Merger. The transaction remains subject to regulatory approval and the additional customary closing conditions contained in the Merger Agreement. Although no assurance can be given if and when the transaction will be completed because it remains subject to regulatory approval and other customary closing conditions, the transaction is expected to close in the first half of 2015.

In connection with the Merger Agreement, on July 15, 2014, RAI and Lignum-2, L.L.C., a wholly owned subsidiary of Imperial Tobacco Group PLC (“Imperial”), which subsequently changed its name to ITG Brands, LLC (“Imperial Sub”), entered into an asset purchase agreement, pursuant to which Imperial Sub has agreed to purchase, immediately following the completion of the Merger, the Kool, Salem, Winston, Maverick and blu eCigs brands and certain other assets for a total consideration of $7.1 billion in cash (subject to certain adjustments). Also, on July 15, 2014, in connection with the asset purchase, the Company and Imperial Sub entered into a Transfer Agreement, pursuant to which Imperial Sub agreed to acquire certain assets owned by the Company, including its manufacturing and R&D facilities in Greensboro, N.C., and approximately 2,900 employees. On January 28, 2015, the shareholders of Imperial approved the asset purchase.

Merger-Related Litigation

The Company, the members of the Company’s board of directors, RAI and British American Tobacco p.l.c. have been named as defendants in putative class action lawsuits brought in the Delaware Court of Chancery by shareholders of the Company challenging the proposed merger with RAI (the “Delaware Actions”). The complaints generally allege, among other things, that the members of the Company’s board of directors breached their fiduciary duties to shareholders of the Company by authorizing the proposed merger of the Company with RAI. The complaints also allege that RAI and BAT aided and abetted the breaches of fiduciary duty allegedly committed by the members of the Company’s board of directors. On November 25, 2014, the court granted a motion for consolidation of the lawsuits into a single action captioned In re Lorillard, Inc. Stockholders Litigation , C.A. No. 9904-CB and appointment of lead plaintiffs and lead counsel. On December 11, 2014, lead plaintiffs filed a motion for a preliminary injunction and a motion to expedite. Plaintiffs filed their opening brief in support of their motion for a preliminary injunction on January 9, 2015.

The Company and RAI believe that these lawsuits are without merit; however, to eliminate the burden, expense and uncertainties inherent in such litigation, on January 15, 2015, the defendants entered into a memorandum of understanding (the “Memorandum of Understanding”) regarding the settlement of the Delaware Actions. The Memorandum of Understanding outlines the terms of the parties’ agreement in principle to settle and release all claims which were or could have been asserted in the Delaware Actions. In consideration for such settlement and release, the parties to the Delaware Actions agreed, among other things, that the Company and RAI would make certain supplemental disclosures to their joint proxy statement/prospectus dated December 22, 2014, all of which are set forth in a subsequent filing. The Memorandum of Understanding contemplates that the parties will negotiate in good faith to agree upon a stipulation of settlement to be submitted to the court for approval as soon as practicable. The stipulation of settlement will be subject to customary conditions, including approval by the court, which will consider the fairness, reasonableness and adequacy of such settlement. There can be no assurance that the parties will ultimately enter into a stipulation of settlement or that the court will approve the settlement even if the parties were to enter into such stipulation. In such event, or if the transactions contemplated by the Merger Agreement are not consummated for any reason, the proposed settlement will be of no force and effect. The outcome of this litigation will not, in the opinion of management, materially affect Lorillard’s results of operations or equity.

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

Management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of December 31, 2014 as required under Section 404 of the Sarbanes-Oxley Act of 2002. Management’s assessment of the effectiveness of our internal control over financial reporting was conducted using the criteria in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors. Based on this assessment, management concluded that it maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by Deloitte & Touche LLP, our independent registered public accounting firm, as stated in their attestation report included herein.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Lorillard, Inc.

Greensboro, North Carolina

We have audited the internal control over financial reporting of Lorillard, Inc. and subsidiaries (the “Company”) as of December 31, 2014 based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2014 of the Company and our report dated February 11, 2015 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

Raleigh, North Carolina

February 11, 2015

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item will be contained in our proxy statement for our 2015 Annual Meeting of Shareholders to be filed pursuant to Section 14 of the Exchange Act, and is incorporated herein by reference.

Item 11.	EXECUTIVE COMPENSATION

The information required by this item will be contained in our proxy statement for our 2015 Annual Meeting of Shareholders to be filed pursuant to Section 14 of the Exchange Act, and is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item will be contained in our proxy statement for our 2015 Annual Meeting of Shareholders to be filed pursuant to Section 14 of the Exchange Act, and is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item will be contained in our proxy statement for our 2015 Annual Meeting of Shareholders to be filed pursuant to Section 14 of the Exchange Act, and is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item will be contained in our proxy statement for our 2015 Annual Meeting of Shareholders to be filed pursuant to Section 14 of the Exchange Act, and is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Listing of Documents

(1)	Financial Statements

The Company’s Consolidated Financial Statements included in Item 8 hereof, as required at December 31, 2014 and December 31, 2013, and for the periods ended December 31, 2014, December 31, 2013 and December 31, 2012, consist of the following:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Income

Consolidated Statements of Comprehensive Income

Consolidated Statements of Shareholders’ Equity (Deficit)

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

(2)	Financial Statement Schedule

Financial Statement Schedule of the Company appended hereto, as required for the periods ended December 31, 2014, December 31, 2013 and December 31, 2012, consists of the following:

Valuation and Qualifying Accounts

(3)	Exhibits

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated as of July 15, 2014, among Lorillard, Inc., Reynolds American Inc. and Lantern Acquisition Co., incorporated herein by reference to Exhibit 2.1 to our Current Report on Form 8-K (File No. 1-34097) filed on July 15, 2014

3.1	Amended and Restated Certificate of Incorporation of Lorillard, Inc., as of May 14, 2013, incorporated herein by reference to Exhibit 3.1 to our Current Report on Form 8-K (File No. 1-34097) filed on May 14, 2013

3.2	Amended and Restated Bylaws of Lorillard, Inc., as of May 14, 2013, incorporated herein by reference to Exhibit 3.2 to our Current Report on Form 8-K filed (File No. 1-34097) on May 14, 2013

3.3	Certificate of Amendment of Certificate of Incorporation of Lorillard Tobacco Company and Certificate of Incorporation of Lorillard Tobacco Company, incorporated herein by reference to Exhibit 3.3 to Lorillard, Inc.’s Registration Statement on Form S-3 (File No. 333-159902) filed on June 11, 2009

3.4	Bylaws of Lorillard Tobacco Company, incorporated herein by reference to Exhibit 3.4 to Lorillard, Inc.’s Registration Statement on Form S-3 (File No. 333-159902) filed on June 11, 2009

4.1	Specimen certificate for shares of common stock of Lorillard, Inc., incorporated herein by reference to Exhibit 4.1 to our Amended Registration Statement on Form S-4 (File No. 333-149051) filed on May 9, 2008

Exhibit Number	Description

4.2	Indenture, dated June 23, 2009, among Lorillard Tobacco Company, Lorillard, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee, incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K (File No. 1-34097) filed on June 23, 2009

4.3	First Supplemental Indenture, dated June 23, 2009, among Lorillard Tobacco Company, Lorillard, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee, incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K (File No. 1-34097) filed on June 23, 2009

4.4	Second Supplemental Indenture, dated April 12, 2010, among Lorillard Tobacco Company, Lorillard, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee, incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K (File No. 1-34097) filed on April 12, 2010

4.5	Third Supplemental Indenture, dated August 4, 2011, among Lorillard Tobacco Company, Lorillard, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee, incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K (File No. 1-34097) filed on August 4, 2011

4.6	Fourth Supplemental Indenture, dated August 21, 2012, among Lorillard Tobacco Company, Lorillard, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee, incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K (File No. 1-34097) filed on August 21, 2012

4.7	Fifth Supplemental Indenture, dated May 20, 2013, among Lorillard Tobacco Company, Lorillard, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee, incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K (File No. 1-34097) filed on May 20, 2013

4.8	Form of 8.125% Senior Note due 2019 of Lorillard Tobacco Company, incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K (File No. 1-34097) filed on June 23, 2009

4.9	Form of 6.875% Senior Note due 2020 of Lorillard Tobacco Company, incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K (File No. 1-34097) filed on April 12, 2010

4.10	Form of 8.125% Senior Note due 2040 of Lorillard Tobacco Company, incorporated by reference to Exhibit 4.4 to our Current Report on Form 8-K (File No. 1-34097) filed on April 12, 2010

4.11	Form of 3.500% Senior Note due 2016 of Lorillard Tobacco Company, incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K (File No. 1-34097) filed on August 4, 2011

4.12	Form of 7.000% Senior Note due 2041 of Lorillard Tobacco Company, incorporated by reference to Exhibit 4.4 to our Current Report on Form 8-K (File No. 1-34097) filed on August 4, 2011

4.13	Form of 2.300% Senior Note due 2017 of Lorillard Tobacco Company, incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K (File No. 1-34097) filed on August 21, 2012

4.14	Form of 3.750% Senior Note due 2023 of Lorillard Tobacco Company, incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K (File No. 1-34097) filed on May 20, 2013

4.15	Form of Guarantee Agreement of Lorillard, Inc. for the 8.125% Senior Notes due 2019 of Lorillard Tobacco Company, incorporated by reference to Exhibit 4.4 to Lorillard, Inc.’s Current Report on Form 8-K (File No, 1-34097) filed on June 23, 2009

4.16	Form of Guarantee Agreement of Lorillard, Inc. for the 6.875% Senior Notes due 2020 of Lorillard Tobacco Company, incorporated by reference to Exhibit 4.5 to our Current Report on Form 8-K (File No. 1-34097) filed on April 12, 2010

4.17	Form of Guarantee Agreement of Lorillard, Inc. for the 8.125% Senior Notes due 2040 of Lorillard Tobacco Company, incorporated by reference to Exhibit 4.6 to our Current Report on Form 8-K (File No. 1-34097) filed on April 12, 2010

Exhibit Number	Description

4.18	Form of Guarantee Agreement of Lorillard, Inc. for the 3.500% Senior Notes due 2016 of Lorillard Tobacco Company, incorporated by reference to Exhibit 4.5 to our Current Report on Form 8-K (File No. 1-34097) filed on August 4, 2011

4.19	Form of Guarantee Agreement of Lorillard, Inc. for the 7.000% Senior Notes due 2041 of Lorillard Tobacco Company, incorporated by reference to Exhibit 4.6 to our Current Report on Form 8-K (File No. 1-34097) filed on August 4, 2011

4.20	Form of Guarantee Agreement of Lorillard, Inc. for the 2.300% Senior Notes due 2017 of Lorillard Tobacco Company, incorporated by reference to Exhibit 4.4 to our Current Report on Form 8-K (File No. 1-34097) filed on August 21, 2012

4.21	Form of Guarantee Agreement of Lorillard, Inc. for the 3.750% Senior Notes due 2023 of Lorillard Tobacco Company, incorporated by reference to Exhibit 4.4 to our Current Report on Form 8-K (File No. 1-34097) filed on May 20, 2013

10.1	Separation Agreement between Loews Corporation and Lorillard, Inc., Lorillard Tobacco Company, Lorillard Licensing Company, LLC, One Park Media Services, Inc. and Plisa, S.A., incorporated herein by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q (File No. 1-34097) filed on August 7, 2008

10.2	Comprehensive Settlement Agreement and Release with the State of Florida to settle and resolve with finality all present and future economic claims by the State and its subdivisions relating to the use of or exposure to tobacco products, incorporated herein by reference to Exhibit 10 to Loews’s Report on Form 8-K (File No. 1-6541) filed September 5, 1997

10.3	Comprehensive Settlement Agreement and Release with the State of Texas to settle and resolve with finality all present and future economic claims by the State and its subdivisions relating to the use of or exposure to tobacco products, incorporated herein by reference to Exhibit 10 to Loews’s Report on Form 8-K (File No. 1-6541) filed February 3, 1998

10.4	State of Minnesota Settlement Agreement and Stipulation for Entry of Consent Judgment to settle and resolve with finality all claims of the State of Minnesota relating to the subject matter of this action which have been or could have been asserted by the State, incorporated herein by reference to Exhibit 10.1 to Loews’s Report on Form 10-Q for the quarter ended March 31, 1998 (File No. 1-6541) filed May 15, 1998

10.5	State of Minnesota Consent Judgment relating to the settlement of tobacco litigation, incorporated herein by reference to Exhibit 10.2 to Loews’s Report on Form 10-Q for the quarter ended March 31, 1998 (File No. 1-6541) filed May 15, 1998

10.6	State of Minnesota Settlement Agreement and Release relating to the settlement of tobacco litigation, incorporated herein by reference to Exhibit 10.3 to Loews’s Report on Form 10-Q for the quarter ended March 31, 1998 (File No. 1-6541) filed May 15, 1998

10.7	State of Minnesota State Escrow Agreement relating to the settlement of tobacco litigation, incorporated herein by reference to Exhibit 10.6 to Loews’s Report on Form 10-Q for the quarter ended March 31, 1998 (File No. 1-6541) filed May 15, 1998

10.8	Stipulation of Amendment to Settlement Agreement and For Entry of Agreed Order, dated July 2, 1998, regarding the settlement of the State of Mississippi health care cost recovery action, incorporated herein by reference to Exhibit 10.1 to Loews’s Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 1-6541) filed August 14, 2008

10.9	Mississippi Fee Payment Agreement, dated July 2, 1998, regarding the payment of attorneys’ fees, incorporated herein by reference to Exhibit 10.2 to Loews’s Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 1-6541) filed August 14, 2008

Exhibit Number	Description

10.10	Stipulation of Amendment to Settlement Agreement and For Entry of Consent Decree, dated July 24, 1998, regarding the settlement of the Texas health care cost recovery action, incorporated herein by reference to Exhibit 10.4 to Loews’s Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 1-6541) filed on August 14, 2008

10.11	Texas Fee Payment Agreement, dated July 24, 1998, regarding the payment of attorneys’ fees, incorporated herein by reference to Exhibit 10.5 to Loews’s Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 1-6541) filed on August 14, 2008

10.12	Stipulation of Amendment to Settlement Agreement and For Entry of Consent Decree, dated September 11, 1998, regarding the settlement of the Florida health care cost recovery action, incorporated herein by reference to Exhibit 10.1 to Loews’s Report on Form 10-Q for the quarter ended September 30, 1998 (File No. 1-6541) filed November 17, 2008

10.13	Florida Fee Payment Agreement, dated September 11, 1998, regarding the payment of attorneys’ fees, incorporated herein by reference to Exhibit 10.2 to Loews’s Report on Form 10-Q for the quarter ended September 30, 1998 (File No. 1-6541) filed November 17, 2008

10.14	Master Settlement Agreement with 46 states, the District of Columbia, the Commonwealth of Puerto Rico, Guam, the U.S. Virgin Islands, American Samoa and the Northern Marianas to settle the asserted and unasserted health care cost recovery and certain other claims of those states, incorporated herein by reference to Exhibit 10 to Loews’s Current Report on Form 8-K (File No. 1-6541) filed November 25, 1998

10.16	Lorillard, Inc. 2008 Incentive Compensation Plan as amended and restated May 15, 2014, incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 1-34097) filed on May 16, 2014†

10.17	Form of Lorillard, Inc. indemnification agreement for directors and executive officers, incorporated herein by reference to Exhibit 10.19 to our Amended Registration Statement on Form S-4 (File No. 333-149051) filed on May 9, 2008†

10.18	Form of Severance Agreement for named executive officers other than the Chief Executive Officer, as amended†*

10.20	Form of Stock Appreciation Rights Award Certificate, incorporated herein by reference to Exhibit 10.7 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 1-34097) filed on November 4, 2008†

10.21	Form of Stock Option Award Certificate, incorporated herein by reference to Exhibit 10.22 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (File No. 1-34097) filed on May 6, 2010†

10.22	Form of Restricted Stock Award Certificate, incorporated herein by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (File No. 1-34097) filed on May 5, 2009†

10.23	Form of Restricted Stock Unit Award Certificate, incorporated herein by reference to Exhibit 10.24 to our Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 1-34097) filed on February 21, 2012†

10.24	Credit Agreement, dated July 10, 2012, among Lorillard Tobacco Company, as borrower, Lorillard, Inc., as parent guarantor, the lenders referred to therein, and JPMorgan Chase Bank, N.A., as Administrative Agent, incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 1-34097) filed on July 10, 2012

Exhibit Number	Description

10.26	Offer Letter between Lorillard, Inc. and Murray S. Kessler, dated August 12, 2010, incorporated herein by reference to Exhibit 10.3 to our Current Report on Form 8-K (File No. 1-34097) filed on August 12, 2010†

10.27	Severance Agreement between Lorillard, Inc. and Murray S. Kessler, dated October 11, 2010, as amended†*

10.28	Asset Purchase Agreement, dated April 24, 2012, among, Lorillard Holding Company, Inc., formerly known as LRDHC, Inc., and BLEC, LLC, Intermark Brands, LLC and QSN Technologies, LLC, incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (File No. 1-34097) filed on April 27, 2012 ‡

11.10	Statement regarding computation of earnings per share. (See Note 14, “Earnings Per Share,” to the Consolidated Condensed Financial Statements.)*

12.1	Computation of Ratio of Earnings to Fixed Charges*

21.1	Subsidiaries of Lorillard, Inc.*

23.1	Consent of Registered Public Accounting Firm*

23.2	Consent of Management Science Associates, Inc., incorporated herein by reference to Exhibit 23.2 to our Annual Report on Form 10-K (File No. 1-34097) filed on March 2, 2009

31.1	Certification by the Chief Executive Officer of Lorillard, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a)*

31.2	Certification by the Chief Financial Officer of Lorillard, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a)*

32.1	Certification by the Chief Executive Officer and Chief Financial Officer of Lorillard, Inc. pursuant to 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002)*

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

*	Filed herewith.
**	Pursuant to applicable securities laws and regulations, the Company is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Company has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fails to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.
#	Confidential treatment has been granted for certain portions of this exhibit pursuant to an order under the Exchange Act of 1934, as amended, which portions have been omitted and filed separately with the Securities and Exchange Commission.
†	Management or compensatory plan or arrangement required to be filed pursuant to Item 601(b)(10) of Regulation S-K.
‡	Schedules and exhibits to Exhibit 2.1, the Asset Purchase Agreement, have been omitted pursuant to Item 601 (b)(2) of Regulation S-K. The Registrant hereby undertakes to furnish supplemental copies of any omitted schedules upon request by the Securities and Exchange Commission

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 11, 2015.

LORILLARD, INC.

By:	/s/ MURRAY S. KESSLER
Name: Murray S. Kessler
Title: Chairman, President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons in the capacities indicated on February 11, 2015. The undersigned hereby constitute and appoint Murray S. Kessler, David H. Taylor and Ronald S. Milstein, and each of them, their true and lawful agents and attorneys-in-fact with full power and authority in said agents and attorneys-in-fact, and in any one or more of them, to sign for the undersigned and in their respective names as directors and officers of Lorillard, Inc., any amendment or supplement hereto. The undersigned hereby confirm all acts taken by such agents and attorney-in-fact, or any one or more of them, as herein authorized.

Signature	Title

/S/ MURRAY S. KESSLER	Chairman, President and Chief Executive Officer (Principal Executive Officer)
Murray S. Kessler

/S/ DAVID H. TAYLOR	Executive Vice President, Finance and Planning and Chief Financial Officer (Principal Financial Officer)
David H. Taylor

/S/ ANTHONY B. PETITT Anthony B. Petitt	Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)

/S/ ROBERT C. ALMON	Director
Robert C. Almon

/S/ DIANNE NEAL BLIXT	Director
Dianne Neal Blixt

/S/ ANDREW H. CARD, JR.	Director
Andrew H. Card, Jr.

/S/ VIRGIS W. COLBERT	Director
Virgis W. Colbert

/S/ DAVID E. R. DANGOOR	Director
David E. R. Dangoor

/S/ KIT D. DIETZ	Director
Kit D. Dietz

/S/ JERRY W. LEVIN	Director
Jerry W. Levin

/S/ RICHARD W. ROEDEL	Director
Richard W. Roedel

SCHEDULE II

VALUATION AND QUALIFYING ACCOUNTS OF LORILLARD, INC. AND SUBSIDIARIES

Column A	Column B	Column C		Column D	Column E
		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions (1)	Balance at End of Period
	(In millions)
For the Year Ended December 31, 2014
Deducted from assets:
Allowance for discounts	$1	$204	$—	$204	$1
Allowance for doubtful accounts	2	—	—	1	1

Total	$3	$204	$—	$205	$2

For the Year Ended December 31, 2013
Deducted from assets:
Allowance for discounts	$1	$203	$—	$203	$1
Allowance for doubtful accounts	2	—	—	—	2

Total	$3	$203	$—	$203	$3

For the Year Ended December 31, 2012
Deducted from assets:
Allowance for discounts	$1	$198	$—	$198	$1
Allowance for doubtful accounts	1	1	—	—	2

Total	$2	$199	$—	$198	$3

(1)	Discounts allowed.