Form 10-K/A
period 2014-12-31
LORILLARD, INC.
filed 2015-04-21
CIK 1424847

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE:

None.

i

EXPLANATORY NOTE

Lorillard, Inc. (“we,” “our,” “us,” “Lorillard” or the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (the “Original Form 10-K”), which was filed with the Securities and Exchange Commission (the “SEC”) on February 12, 2015, for the purpose of providing the information required by Items 10 through 14 of Part III of the Form 10-K. This information was previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the above-referenced items to be incorporated in the Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year ended December 31, 2014. Given the expected timing for the closing of the merger between Lorillard, Inc. and Reynolds American Inc., announced on July 15, 2014, we are filing this Amendment No. 1 to include Part III information in our Form 10-K because we do not intend to file a definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2014.

Accordingly, the reference to the incorporation by reference to portions of our definitive proxy statement on the cover page of the Original Form 10-K has been deleted by this Amendment No. 1. In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Items 10 through 14 of Part III of the Original Form 10-K are hereby amended and restated in their entirety. In addition, the Exhibit Index in Item 15 of Part IV of the Original Form 10-K is hereby amended and restated in its entirety and currently dated certifications required under Section 302 of the Sarbanes-Oxley Act of 2002 are filed as exhibits to this Amendment No. 1. Because no financial statements are contained within this Amendment No. 1, we are not filing currently dated certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Except as described above, this Amendment No. 1 does not amend, modify or otherwise update any other information in the Original Form 10-K. Except as reflected herein, this Amendment No. 1 speaks as of the original filing date of the Original Form 10-K. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Form 10-K and with our filings with the SEC subsequent to the filing of the Original Form 10-K.

ii

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Board of Directors

Our Board of Directors (the “Board of Directors” or “Board”) currently consists of nine members. Our Amended and Restated Certificate of Incorporation provides for annual election of directors for one-year terms. The following table sets forth certain information with respect to the members of our Board of Directors:

Name	Age	Position(s)	Term Expires at Annual Meeting Held for the Year
Murray S. Kessler	56	Chairman of the Board, President and Chief Executive Officer	2015
Robert C. Almon	63	Director	2015
Dianne Neal Blixt	55	Director, Chair of the Compensation Committee	2015
Andrew H. Card, Jr.	67	Director	2015
Virgis W. Colbert	75	Lead Independent Director	2015
David E.R. Dangoor	65	Director	2015
Kit D. Dietz	58	Director, Chair of the Nominating and Corporate Governance Committee	2015
Jerry W. Levin	71	Director	2015
Richard W. Roedel	65	Director, Chair of the Audit Committee	2015

Below are biographies for each of the directors which contain information regarding the individual’s service as a director of the Company, business experience, director positions held currently or at any time in the past five years, information regarding involvement in certain legal or administrative proceedings, if applicable, and the experiences, qualifications, attributes or skills that caused the Board to determine that such individual should serve as a director of the Company. The process undertaken by the Nominating and Corporate Governance Committee in recommending qualified director candidates to the Board is described below under “Nomination Process and Qualifications for Director Nominees.”

Murray S. Kessler joined Lorillard in September 2010 as Director, President and Chief Executive Officer, and assumed the role of Chairman of the Board on January 1, 2011. Prior to joining Lorillard, Mr. Kessler was Vice Chair of Altria Group, Inc. (“Altria”) and President and Chief Executive Officer of UST LLC, a wholly owned subsidiary of Altria. Mr. Kessler held this position from January 2009 through June 2009, the six months following the acquisition of UST, Inc. (“UST”) by Altria. Prior to 2009, Mr. Kessler had served as Chairman of the Board of UST, the principal businesses of which included U.S. Smokeless Tobacco Company (“USSTC”) and Ste. Michelle Wine Estates, since January 2008 and President and Chief Executive Officer of UST since January 2007. He was President and Chief Operating Officer from November 2005 to December 2006 and was President of USSTC from April 2000 through October 2005. Mr. Kessler served as a director of UST from 2005 through 2008. Prior to joining UST, Mr. Kessler had over 18 years of consumer packaged goods experience with companies, including Campbell Soup and Clorox. As a result of these and other professional experiences, Mr. Kessler has particular knowledge of and extensive experience in the leadership, operations, strategic planning, finance, sales and marketing of a major company in the tobacco industry, senior management of regulated consumer package goods companies as well as public company board and committee practices.

Robert C. Almon became a director of Lorillard in November 2008. Mr. Almon has served as Executive Vice President and Chief Financial Officer at Pace University in New York since September 2013 and from May 2010 through January 2012. From January 2012 to August 2013, he served as Senior Adviser to the President for Enterprise Finance and Long-range Financial Planning at Pace University. From 1998 until 2007, Mr. Almon was a principal of Ernst & Young LLP where he established and served as National Director of the Center for Strategic Transactions, a strategy consulting practice focused on enhancing shareholder value, and subsequently he served on Ernst & Young’s Partner Advisory Council. Prior to 1998, Mr. Almon was a Managing Director in Corporate Finance at Salomon Brothers (now Citigroup) and previously at Lehman Brothers. Before becoming an investment banker he held strategic and treasury positions with General Motors Corporation and General Motors Acceptance Corporation (“GMAC”) (now Ally Financial). From May 2009 to June 2014, Mr. Almon served as the independent trustee of GMAC Common Equity Trust I (“Trust”) with absolute discretion to manage approximately 10% of the common equity interests of GMAC and/or proceeds therefrom held by the Trust for the benefit of General Motors Company as sole beneficiary. As a result of these and other professional experiences, Mr. Almon has particular knowledge of and extensive experience in strategic consulting, capital structure, finance and risk management.

Dianne Neal Blixt became a director of Lorillard in January 2011. Ms. Blixt served as Executive Vice President and Chief Financial Officer of Reynolds American Inc. (“RAI”) from July 2004 until her retirement in December 2007. Prior to that, she had served as Executive Vice President and Chief Financial Officer of R.J. Reynolds Tobacco Holdings, Inc., a wholly owned subsidiary of RAI, from July 2003 to June 2004. Ms. Blixt served in various roles of increasing responsibility with RAI and its subsidiaries since 1988. In addition to Lorillard, she also serves on the board of directors of Ameriprise Financial, Inc. Ms. Blixt served on the board of directors of LandAmerica Financial Group, Inc. from 2006 to 2009 and Metavante Technologies, Inc. from 2007 to 2009. She is also Chairperson of the board of directors for the Reynolda House Museum of American Art. As a result of these and other professional experiences, Ms. Blixt has particular knowledge and extensive experience in finance, accounting, risk management and strategic planning in the tobacco industry.

Andrew H. Card, Jr. became a director of Lorillard in August 2011. Mr. Card has served as the President of Franklin Pierce University in New Hampshire since January 2015. From August 2013 to December 2014, he served as Executive Director, Office of the Provost and Vice President for Academic Affairs at Texas A&M University and as the Acting Dean of the Bush School at the University from July 2011 to July 2013. He served as Chief of Staff to President George W. Bush from November 2000 to April 2006. Prior to serving on the White House staff, Mr. Card was Vice President, Government Relations for General Motors Corporation. From 1993 to 1998, Mr. Card was President and Chief Executive Officer of the American Automobile Manufacturers Association. Mr. Card served as the 11th Secretary of Transportation under President George H.W. Bush from 1992 to 1993. He also served as a Deputy Assistant to the President and Director of Intergovernmental Affairs for President Ronald Reagan. Mr. Card serves as a director of Union Pacific Corp. He also serves on the board of directors of the Museum of the American Revolution. As a result of these and other professional experiences, Mr. Card has particular knowledge of and extensive experience in top-level federal government relations, business leadership and economic affairs.

Virgis W. Colbert became a director of Lorillard in July 2008 and has served as Lead Independent Director since May 2013. Mr. Colbert served in a variety of key leadership positions with Miller Brewing Company since 1979, including Executive Vice President of Worldwide Operations from 1997 to 2005 and Senior Vice President of Operations from 1993 to 1997. He continues to serve as a Senior Advisor to MillerCoors LLC. Mr. Colbert serves on the Boards of Directors of STAG Industrial, Inc. and New Senior Investment Group. Mr. Colbert also served on the Board of Directors of Bank of America Corp. from 2009 to 2013, Stanley Black & Decker from 2009 to 2013, The Hillshire Brands Company (formerly known as Sara Lee Corporation) from 2006 to 2013, and The Manitowoc Company, Inc. from 2001 to 2012. He is Chairman Emeritus of the Board for the Thurgood Marshall Scholarship Fund and former Chairman of the Board of Trustees for Fisk University. He is a life member of the National Association for the Advancement of Colored People. As a result of these and other professional experiences, Mr. Colbert has particular knowledge of and extensive experience in public company board and committee practices and in the management and oversight of a regulated consumer business, including operations, logistics and strategic planning.

David E.R. Dangoor became a director of Lorillard in July 2008. Mr. Dangoor has been President of Innoventive Partners LLC, a firm providing consulting services in the fields of marketing strategy and public relations, since 2003. Mr. Dangoor retired from Philip Morris Companies Inc. (now known as Altria) in 2002 following more than 27 years in senior executive positions, which included Head of Marketing, Philip Morris Germany; President, Philip Morris Canada; Senior Vice President of Marketing, Philip Morris USA, and Executive Vice President, Philip Morris International. Mr. Dangoor serves as a director of Lifetime Brands, Inc.; Chairman of the Board of Directors of BioGaia AB; and a member of the Advisory Board of the Denihan Hospitality Group. As a result of these and other professional experiences, Mr. Dangoor has particular knowledge and extensive experience in marketing, finance and strategic planning in the tobacco industry.

Kit D. Dietz became a director of Lorillard in June 2008. Mr. Dietz is the principal of Dietz Consulting LLC, a consulting firm founded in 2004 to provide consulting services for the convenience industry in the United States and Canada. In 2003, Mr. Dietz was a Senior Vice President with Willard Bishop Consulting LTD, which provides consulting services to companies in the food industry, including consumer packaged goods companies. Mr. Dietz also served as Chairman of Tripifoods, Inc. and president of J.F. Walker Company, Inc., L&L Jiroch Distributing Company, Inc. and United Wholesale Company, Inc. In addition, Mr. Dietz has served on the Board of Directors of the American Wholesale Marketer’s Association, an international trade organization working on behalf of convenience distributors in the United States, and was the Chairman of its Industry Education Committee. Mr. Dietz continues to provide consulting services to the American Wholesale Marketer’s Association and leading consumer packaged goods manufacturers to enhance their market strategies and efficiencies in the convenience channel. As a result of these and other professional experiences, Mr. Dietz has particular knowledge of and extensive experience with supply chain and strategic consulting in the tobacco industry and its distribution channels.

Jerry W. Levin became a director of Lorillard in March 2014. Mr. Levin has served as Chairman of Wilton Brands Inc., a creative consumer products company, since October 2009. He served as Chief Executive Officer of Wilton Brands Inc. from October 2009 to March 2014. Mr. Levin also served as Chairman and Chief Executive Officer of JW Levin Partners

LLC, a management and investment firm, since founding the firm in February 2005. He served as Vice Chairman of Clinton Group, a private diversified asset management company, from December 2007 until October 2008. Mr. Levin served as Chairman of Sharper Image Corporation, a specialty retailer, from September 2006 until April 2008 and as interim Chief Executive Officer from September 2006 until April 2007. From 1998 until January 2005, Mr. Levin served as the Chairman and Chief Executive Officer of American Household, Inc. (formerly Sunbeam Corporation), a leading consumer products company. Prior to that, he served as chief executive officer for a number of large consumer product companies. Mr. Levin serves on the Board of Directors of U.S. Bancorp and Ecolab Inc. He served on the Board of Directors of Saks Incorporated from 2007 to 2013. As a result of these and other professional experiences, Mr. Levin has particular knowledge of and extensive experience in senior management of consumer product businesses, including extensive experience in leadership, marketing, operations, mergers and acquisitions and strategic planning.

Richard W. Roedel became a director of Lorillard in June 2008. He is also a director and member of the Audit Committee and Chairman of the Risk Committee of IHS, Inc., a director and member of the Audit Committee of Six Flags Entertainment Corporation, and a director and non-executive chairman of Luna Innovations Incorporated. From 1985 through 2000, Mr. Roedel was employed by the accounting firm BDO Seidman LLP (now BDO USA, LLP), the United States member firm of BDO International, as an Audit Partner, being promoted in 1990 to Managing Partner in Chicago, and then to Managing Partner in New York in 1994, and finally in 1999 to Chairman and Chief Executive. Mr. Roedel joined the Board of Directors of Take-Two Interactive Software, Inc., a publisher of video games, in November 2002 and served in various capacities with that company through June 2005, including Chairman and Chief Executive Officer. Mr. Roedel served on the Boards of Directors of Brightpoint, Inc. from 2002 to 2012 and Sealy Corporation from 2006 to March 2013. He also served as a director and chairman of the audit committee of Broadview Network Holdings, Inc., a private company, until 2012. Mr. Roedel was appointed to the Public Accounting Oversight Board’s Standing Advisory Group for a three-year term commencing January 1, 2014. He is also a director of the Association of Audit Committee Members, Inc., a non-profit association of audit committee members dedicated to strengthening the audit committee by developing best practices. Mr. Roedel is a certified public accountant. As a result of these and other professional experiences, Mr. Roedel has particular knowledge of and extensive experience in finance, accounting and risk management and in public company board and committee practices.

Executive Officers

Our executive officers are set forth in the table below. All executive officers are appointed by and serve at the pleasure of the Board of Directors. Messrs. Kessler, Taylor, Spell, Milstein and Hennighausen together are referred to as the “Named Executive Officers.”

Name	Age	Position(s)
Murray S. Kessler	56	Chairman, President and Chief Executive Officer
David H. Taylor	60	Executive Vice President, Finance and Planning and Chief Financial Officer
Randy B. Spell	63	Executive Vice President, Marketing and Sales
Ronald S. Milstein	58	Executive Vice President, Legal and External Affairs, General Counsel and Secretary
Charles E. Hennighausen	60	Executive Vice President, Production Operations

David H. Taylor is the Executive Vice President, Finance and Planning and Chief Financial Officer of Lorillard. Mr. Taylor joined Lorillard in January 2008 and served on the Board of Directors from 2008 to 2010. Prior to joining Lorillard, Mr. Taylor was a Senior Managing Director with FTI Palladium Partners, a firm specializing in providing interim management services. In that capacity, he served as Interim Chief Financial Officer of Eddie Bauer Holdings, Inc. from January 2006 to November 2007.

Randy B. Spell is the Executive Vice President, Marketing and Sales of Lorillard and has served in the same position with Lorillard since 1999. Previously, Mr. Spell served as Senior Vice President, Sales and prior to that, as Vice President, Sales. Mr. Spell has been with Lorillard since 1977.

Ronald S. Milstein is the Executive Vice President, Legal and External Affairs, General Counsel and Secretary of Lorillard, a position he has held since February 2012. Previously, Mr. Milstein served as Senior Vice President, Legal and External Affairs, General Counsel and Secretary from 2005 to 2012 and Vice President, General Counsel and Secretary from 1998 to 2005. Mr. Milstein has been with Lorillard since 1996.

Charles E. Hennighausen is the Executive Vice President, Production Operations of Lorillard. Mr. Hennighausen has served in this position since he joined Lorillard in 2002.

Code of Business Conduct and Ethics

We are committed to maintaining high standards for honest and ethical conduct in all of our business dealings and complying with applicable laws, rules and regulations. In furtherance of this commitment, our Board of Directors promotes ethical behavior and has adopted a Code of Business Conduct and Ethics (the “Code of Conduct”) that is applicable to all of our employees, including our directors and officers. The Code of Conduct provides, among other things:

•	guidelines with respect to ethical handling of possible conflicts of interest, corporate opportunities and protection of corporate assets;

•	standards for dealing with customers, suppliers, employees and competitors;

•	a requirement to comply with all applicable laws, rules and regulations, including, but not limited to, insider trading prohibitions;

•	standards for promoting full, fair, accurate, timely and understandable disclosure in periodic reports required to be filed by us;

•	reporting procedures promoting prompt internal communication of any suspected violations of the Code of Conduct to the appropriate person or persons; and

•	disciplinary measures for violations of the Code of Conduct.

The Code of Conduct is available on our corporate website at www.lorillard.com under the heading “Investor Relations — Governance.” We will post any amendments to the Code of Conduct, or waivers of the provisions thereof, to our corporate website under the heading “Investor Relations — Governance.” A copy of the Code of Conduct is also available upon request, addressed to the Corporate Secretary at 714 Green Valley Road, Greensboro, North Carolina 27408.

Nomination Process and Qualifications for Director Nominees

The Board of Directors has established certain procedures and criteria for the selection of nominees for election as a member of our Board of Directors. Pursuant to its charter, the Nominating and Corporate Governance Committee is responsible for screening candidates, for developing and recommending to the Board criteria for nominees and for recommending to the Board a slate of nominees for election to the Board at the annual meeting of shareholders. In recommending candidates, the committee may consider criteria it deems appropriate, including judgment, skill, diversity, experience with businesses and other organizations, the interplay of the candidate’s experience with the experience of the other directors and the extent to which the candidate would be a desirable addition to the Board of Directors. The Company does not have a formal policy with regard to diversity although the Board and the Nominating and Corporate Governance Committee believe that it is essential that members of the Board represent a diversity of backgrounds, experience and viewpoints. In considering a candidate for nomination to the Board, the Nominating and Corporate Governance Committee considers the sum of his or her qualifications in the context of the foregoing criteria.

Our Amended and Restated By-Laws provide the procedure for shareholders to make director nominations either at any annual meeting of shareholders or at any special meeting of shareholders called for the purpose of electing directors. A shareholder who is a shareholder of record on the date of notice, is entitled to vote at such meeting and who complies with the notice procedures set forth in our Amended and Restated By-Laws can nominate persons for election to our Board of Directors either at an annual meeting of shareholders or at any special meeting of shareholders called for the purpose of electing directors. The Nominating and Corporate Governance Committee considers all nominee candidates in its screening process. To be timely, the notice must be delivered to or mailed and received by the Corporate Secretary at 714 Green Valley Road, Greensboro, North Carolina 27408:

•	in the case of an annual meeting of shareholders, not later than the close of business on the ninetieth (90th) day, nor earlier than the close of business on the one hundred twentieth (120th) day prior to the first anniversary of the preceding year’s annual meeting of shareholders; provided, however, that in the event that the date of the annual meeting is more than thirty (30) days before or more than seventy (70) days after such anniversary date, notice by the shareholder must be so delivered not earlier than the close of business on the one hundred twentieth (120th) day prior to such annual meeting and not later than the close of business on the later of the ninetieth (90th) day prior to such annual meeting or the tenth (10th) day following the day on which public announcement of the date of such annual meeting is first made, and

•	in the case of a special meeting of shareholders called for the purpose of electing directors, not earlier than the close of business on the one hundred twentieth (120th) day prior to such special meeting and not later than the close of business on the later of the ninetieth (90th) day prior to such special meeting or the tenth (10th) day following the day on which public announcement is first made of the date of such special meeting and of the nominees proposed by the Board of Directors to be elected at such meeting.

In no event shall the public announcement of an adjournment or postponement of an annual meeting or special meeting commence a new time period (or extend any time period) for the giving of a shareholder’s notice as described above. Furthermore, in the event that the number of directors to be elected to the Board of Directors at an annual meeting is increased effective after the time period for which nominations would otherwise be due and there is no public announcement naming the nominees for the additional directorships at least one hundred (100) days prior to the first anniversary of the preceding year’s annual meeting, a shareholder’s notice shall also be considered timely, but only with respect to nominees for the additional directorships, if it is delivered to the Corporate Secretary not later than the close of business on the tenth (10th) day following the day on which such public announcement is first made.

To be in proper written form, the shareholder’s notice to our Corporate Secretary must set forth (a) as to each person whom the shareholder proposes to nominate for election as a director, (i) all information relating to such person that is required to be disclosed in solicitations of proxies for election of directors in an election contest, or is otherwise required, in each case pursuant to and in accordance with Section 14(a) of the Exchange Act and (ii) such person’s written consent to being named in the proxy statement as a nominee and to serving as a director if elected; and (b) as to the shareholder giving the notice and the beneficial owner, if any, on whose behalf the nomination is made:

•	the name and record address of the shareholder and any such beneficial owner;

•	the class or series and number of shares of our capital stock which are owned beneficially or of record by the shareholder and such beneficial owner;

•	a description of any agreement, arrangement or understanding between or among the shareholder and/or such beneficial owner, any of their respective affiliates or associates, and any others acting in concert with any of the foregoing, including the nominee;

•	a description of any agreement, arrangement or understanding (including any derivative or short positions, profit interests, options, warrants, convertible securities, stock appreciation or similar rights, hedging transactions, and borrowed or loaned shares) that has been entered into as of the date of the shareholder’s notice by, or on behalf of, such shareholder and such beneficial owners, whether or not such instrument or right shall be subject to settlement in underlying shares of capital stock, the effect or intent of which is to mitigate loss to, manage risk or benefit of share price changes for, or increase or decrease the voting power of, such shareholder or such beneficial owner;

•	a representation that the shareholder is a holder of record of stock and entitled to vote at such meeting and intends to appear in person or by proxy at the meeting to propose such nomination;

•	a representation whether the shareholder or the beneficial owner, if any, intends or is part of a group which intends (a) to deliver a proxy statement and/or form of proxy to holders of at least the percentage of the outstanding capital stock required to elect the nominee and/or (b) otherwise to solicit proxies or votes from shareholders in support of such nomination; and

•	any other information relating to the shareholder and beneficial owner, if any, that would be required to be disclosed in a proxy statement or other filings required to be made in connection with solicitations of proxies for election of directors pursuant to Section 14(a) of the Exchange Act and the rules and regulations promulgated thereunder.

Audit Committee Composition

The Audit Committee is composed of four directors — Ms. Blixt and Messrs. Roedel (Chair), Almon and Dangoor, each of whom has been determined by the Board of Directors to be “independent” and financially literate as such terms are defined by the applicable New York Stock Exchange (“NYSE”) Listed Company Manual (the “NYSE Listing Standards”) and SEC regulations. In addition, the Board has determined that Ms. Blixt and Messrs. Almon and Roedel each qualify as an “audit committee financial expert” as defined by SEC regulations.

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership on Forms 3, 4 and 5 with the SEC and the NYSE. Executive officers, directors and greater than ten percent beneficial owners are required to furnish us with copies of all Forms 3, 4 and 5 they file. Based on our review of the copies of such forms we have received and written representations from such reporting persons, we believe that all of our executive officers and directors complied with all filing requirements applicable to them with respect to transactions during 2014.

Item 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Executive Summary

We manage our business with the objective of creating long-term value with an emphasis on returning cash to shareholders. In designing and evaluating the compensation programs for our Named Executive Officers, the Compensation Committee considered the performance of the Company and each officer in light of the current economic conditions, the competitive and regulatory environment and the performance of the Company’s peer group and primary competitors. In 2014, the Company successfully executed its strategy and returned results that exceeded the record net sales, adjusted operating income, Lorillard domestic retail market share and adjusted earnings per diluted share from the prior year. All shares, per share amounts and exercise prices for all periods presented herein have been adjusted for the three-for-one stock split effected on January 15, 2013.

Key Performance Highlights for 2014

Provided below are highlights of the Company’s performance, total shareholder return and the resulting incentive compensation payouts for 2014.

•	In July 2014, the Company announced that it had entered into a merger agreement with Reynolds American Inc. (“RAI”) and a wholly owned subsidiary of RAI (the “Transaction”), pursuant to which RAI agreed to acquire the Company for cash and stock, valued at $68.88 per Lorillard share price at the time of announcement, or a total $27.4 billion, including the assumption of net debt. This represents a 40.4% premium to the stock price on February 28, 2014, the last trading day prior to initial media speculation around a possible transaction.

•	Notwithstanding the significant time and effort expended to enter into the Transaction, in 2014, the Company reported record results for net sales, total domestic retail market share, adjusted operating income and adjusted diluted earnings per share compared to 2013. The following charts set forth selected results for 2014.

*	See “Reconciliation of Reported (GAAP) to Adjusted (Non-GAAP) Results” on page 32 below for a reconciliation of adjusted results to reported results for 2013 and 2014.

•	Our exceptional performance in 2014 was reflected in our total shareholder return, which outperformed the S&P 500 Index, the S&P Tobacco Index and the median of our Peer Group not only for the year ended December 31, 2014, but also for the three and five years ended December 31, 2014. See “Benchmarking” on page 9 for additional information regarding the Peer Group. The following charts show the one-year, three-year and five-year total shareholder returns as of December 31, 2014 for Lorillard, the S&P 500 Index, the S&P Tobacco Index and the median for our Peer Group. The charts reflect the total return on common shares over the time period specified and assume that all cash dividends are reinvested.

•   Pursuant to our pay for performance philosophy, the incentive compensation payouts awarded by the Compensation Committee to the Named Executive Officers reflect the Company’s performance relative to the goals established at the beginning of 2014. On average, payouts for the 2014 Annual Incentive Plan and 2014 Long-Term Incentive Plan for the Named Executive Officers were at 151% and 126% of target, respectively, based on exceeding the established Company performance goals and individual executive officer performance objectives.

What We Do

✓	Align pay with performance
✓	Retain an independent executive compensation consultant which provides no other services to the Company
✓	Maintain a cap on annual and long-term incentive awards
✓	Mitigate compensation program risk
✓	Review tally sheets when making annual executive compensation decisions
✓	Provide limited perquisites to Named Executive Officers
✓	Maintain robust stock ownership guidelines
✓	Prohibit hedging of the Company’s Common Stock
✓	Maintain a clawback policy applicable to a material misstatement of financial results and gross misconduct

What We Don’t Do

x	No employment agreements
x	No excise tax gross ups upon a change in control
x	No tax gross ups for personal aircraft usage
x	No repricing of underwater stock options or SARs
x	No share recycling for stock option or SAR awards
x	No dividend equivalents on unearned performance restricted stock units

Key Executive Compensation Decisions and Policies

In 2014 and 2015, the Compensation Committee continued its review of the Company’s compensation programs and made a number of important decisions with respect to the Company’s executive compensation practices. The Compensation Committee took the following actions:

•	Determined that certain changes be made to either the 2014 Stock Award and 2014 Annual Incentive Plan target values for the Named Executive Officers, except for the Chief Executive Officer, compared to 2013.

•	Determined that there would be no 2014 base salary increases for the Named Executive Officers.

•	Determined that the Company exceeded the adjusted operating income target and the Newport market share target, and, as a result, approved 2014 Annual Incentive Plan payouts averaging 151% of target levels for the Named Executive Officers.

•	Determined that the Company exceeded the adjusted earnings per diluted share performance target, and concluded that Named Executive Officers earned 126% of their 2014 performance restricted stock units.

•	Replaced the change in control severance agreements for executive officers, including the Named Executive Officers, with new agreements that eliminated the change in control tax gross up provisions and enhanced certain restrictive covenants, effective January 1, 2014.

•	Continued its policy, in place since 2010, of entering into no severance agreements with change in control tax gross up provisions.

•	Evaluated the implications of the Transaction on the compensation of the Named Executive Officers.

Named Executive Officers

The following are the Named Executive Officers discussed in this Compensation Discussion and Analysis:

Murray S. Kessler	Chairman, President and Chief Executive Officer
David H. Taylor	Executive Vice President, Finance and Planning and Chief Financial Officer
Randy B. Spell	Executive Vice President, Marketing and Sales
Ronald S. Milstein	Executive Vice President, Legal and External Affairs, General Counsel and Secretary
Charles E. Hennighausen	Executive Vice President, Production Operations

Compensation Committee Oversight of Executive Compensation

The Board of Directors has adopted a Compensation Committee Charter that sets forth the purpose, composition, authority and responsibilities of the Compensation Committee of the Board of Directors. Pursuant to the charter, the Compensation Committee of the Board of Directors comprises five independent, non-executive directors — in 2014, Ms. Blixt (Chair) and Messrs. Colbert, Almon, Dietz and Levin — and is responsible for overseeing our executive compensation policies. In connection with its oversight role, the Compensation Committee evaluates and approves the base salaries, annual and long-term incentive awards, equity awards and other compensation elements for each Named Executive Officer, including our Chief Executive Officer. The Compensation Committee also reviews our compensation policies and assesses whether any of our compensation programs create risks that would be reasonably likely to have a material adverse effect on the Company. See “Assessment of Risks Related to Compensation Plans” below for additional information. To assist with its evaluations, the Compensation Committee has the authority to engage and retain independent executive compensation consultants and has engaged its own consultant as described below.

Executive Compensation Consultants

The Compensation Committee retained Exequity LLP, a nationally recognized executive compensation consulting firm, (“Exequity” or “Committee’s Compensation Consultant”) to serve as its compensation consultant for 2014. Exequity analyzed and provided comparative executive compensation data and compensation program proposals to assist in evaluating and setting the compensation of the Named Executive Officers and the overall structure of our executive compensation policies. Exequity provided no other services to the Company during 2014 and has been retained by the Compensation Committee since 2011. The Committee considered the six independence factors adopted by the SEC under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”), and other factors it deemed relevant, and determined that Exequity’s work for the Compensation Committee raised no conflicts of interest.

The Compensation Committee and management agreed to the engagement of an executive compensation consultant to assist management with compensation plan design proposals in order to permit the Committee’s Compensation Consultant to advise the Compensation Committee exclusively. Management engaged Pearl Meyer & Partners, LLC, a nationally recognized executive compensation consulting firm, (“Pearl Meyer” or “Management’s Consultant,” and together with Exequity, the “Consultants”) for 2014 to provide management with advice regarding benchmarking of executive compensation programs, annual incentive and long-term incentive compensation programs, plan design updates, stock ownership guidelines and clawback policies. Pearl Meyer has been retained by management since 2010. The Committee takes into account that Pearl Meyer was engaged by and provides executive compensation services to management when considering the information and analyses provided by the firm.

Role of Management in Executive Compensation Decisions

Generally, our Chief Executive Officer makes recommendations to the Compensation Committee relating to the compensation of the other Named Executive Officers. In addition, our Chief Executive Officer and Senior Vice President of Human Resources provide input and make proposals regarding the design, operation, objectives and values of the various components of compensation in order to provide appropriate performance and retention incentives for key employees. These proposals may be initiated by the Chief Executive Officer or upon the request of the Compensation Committee and may reflect the advice and counsel of the Committee’s Compensation Consultant or Management’s Consultant. The Chief Executive Officer does not make recommendations regarding his own compensation. Ultimately, decisions regarding the compensation of the Named Executive Officers are made solely by the Compensation Committee.

Consideration of 2014 Advisory Vote on Executive Compensation

At the Annual Meeting of Shareholders for 2014, we held our fourth annual advisory vote on executive compensation and 98% of the votes cast were in favor of the proposal. While this was an extremely favorable vote during 2014, we continued to seek feedback from shareholders regarding any concerns with the Company’s executive compensation program. We do not expect to hold another annual meeting after completion of the Transaction. However, if the Transaction fails to close, the Company will hold an advisory vote on executive compensation annually, subject to future advisory votes of the shareholders.

Benchmarking

The Compensation Committee refers to the pay practices in place at other companies when making decisions about executive compensation, including adjustments to base salary, annual incentive compensation and stock-based award levels. In making its determinations about total direct compensation levels, the Compensation Committee considers competitive information compiled by the Consultants, along with factors such as internal equity, individual performance, promotion potential and retention risk. The Committee periodically benchmarks our executive compensation against the compensation paid to executives at a group of companies consisting of 19 food, beverage and tobacco companies (the “Peer Group”) and considers survey data for the food, beverage and tobacco industry (the “Survey Data”) to obtain a general understanding of current compensation practices. The companies comprising the Peer Group provide a useful comparison to the Company based, among other things, on their similarity in size, revenues, net income, market capitalization, scope of operations and consumer product focus.

The Peer Group companies are listed below.

•	Altria Group, Inc.

•	Brown Forman Corp.

•	Campbell Soup Company

•	Church & Dwight Co., Inc.

•	Colgate Palmolive Company

•	ConAgra Foods, Inc.

•	Flowers Foods, Inc.

•	General Mills, Inc.

•	Hormel Foods Corp.

•	Mead Johnson Nutrition Company
•	Mondelēz International, Inc.

•	PepsiCo, Inc.

•	Philip Morris International Inc.

•	Reynolds American, Inc.

•	The Coco-Cola Company

•	The Hershey Company

•	The J.M. Smuckers Company

•	TreeHouse Foods, Inc.

•	Universal Corporation

The following table provides Lorillard’s ranking relative to the Peer Group based on net income, market capitalization and enterprise value (market capitalization plus outstanding debt) for the most recent fiscal year ended on or before December 31, 2014.

(Amounts in Millions)	Average Net Income		Average Market Cap		Average Enterprise Value
75th Percentile	$2,180		$59,185		$60,685
Median	762		20,010		21,565
25th Percentile	482		12,660		13,650
Lorillard, Inc.	$1,180		$23,900		$25,890
Percentile Rank	59	th	57	th	60	th

The Compensation Committee periodically evaluates the appropriateness of the size and composition of the Peer Group, and makes changes to its membership in response to mergers and acquisitions and changes in organizational comparability.

Tally Sheets

In addition to considering compensation levels for the Peer Group and Survey Data, the Compensation Committee also considers information contained in total compensation tally sheets for each Named Executive Officer. The tally sheets summarize each component of compensation, including base salary, target annual incentive plan payout, vested and unvested long-term incentive plan awards, retirement benefits, health and welfare benefits, perquisites and potential payments in the event of termination of employment under various scenarios. The Compensation Committee uses the tally sheets to evaluate accumulated equity value and total compensation opportunities for each Named Executive Officer.

Executive Compensation Policies and Objectives

Following are important elements of the Company’s executive compensation policies:

•	Our executive compensation program is designed to reflect:

•	the Company’s business, financial and operational strategies and goals;

•	the executive compensation programs and market practices of large, non-durable consumer goods companies;

•	Peer Group and Survey Data of executive compensation practices and levels;

•	recommendations of external compensation and benefits consultants; and

•	our historical compensation practices.

•	Our program is meant to motivate executives to achieve Company and individual performance objectives, and to reward them commensurately for accomplishments that further the attainment of the Company’s short-term and long-term financial and operating goals.

•	The Compensation Committee does not rely upon a fixed formula or specific numerical criteria in determining each Named Executive Officer’s total compensation or the allocation of compensation among the various components of compensation described below.

•	Generally, our executive compensation program provides for increased annual incentive awards and incentive equity awards as a percentage of total compensation for our executives as they are promoted to roles of increasing responsibilities. This places more of their compensation at risk and subject to the achievement of our short-term and long-term financial and operating goals.

•	The Compensation Committee exercises its business judgment in determining total compensation. The Compensation Committee bases its decisions on the following criteria:

•	our long-term strategic objectives and financial and operating results;

•	the compensation levels for executive officers at companies in similar businesses and/or of similar size;

•	each executive’s performance and potential;

•	the compensation levels of other executives within the Company;

•	unique circumstances impacting the industry, the Company and our executive officers;

•	the risk of recruitment by competitors; and

•	the advice of the Committee’s Compensation Consultant.

•	Negative public opinion regarding the tobacco industry makes it difficult to attract qualified and talented executives. To attract and retain world class executive talent, we have been managing executive compensation levels to the 50th percentile of Peer Group practices. Given the need to provide flexibility to the Compensation Committee in consideration of the specific responsibilities, extensive experience and exceptional performance of our Named Executive Officers in 2013, the Compensation Committee determined that it was in the best interests of the Company and its shareholders to revise our compensation policy to manage total direct compensation for the group of Named Executive Officers to between the 50th and 75th percentiles of our Peer Group practices. Individual compensation may vary within this range to account for individual contribution, incumbent expertise, professional development, internal equity and succession planning considerations.

Pay Mix

The Company is committed to maintaining a pay for performance environment, and strongly aligns compensation with results. The predominant portion of total direct compensation for our Named Executive Officers varies with proven performance. The charts below provide a breakdown of the 2014 pay elements (at target) for our Chief Executive Officer and for our other Named Executive Officers (average).

Pay Elements at Target for 2014

Components of Executive Compensation

The principal components of compensation for our Named Executive Officers in the last fiscal year were:

Pay Element	Purpose	Description	Link to Performance

Base salary	To attract and retain leadership talent and to provide a competitive basis of compensation that recognizes the executive’s skills, experience and responsibilities in the position.	Fixed, non-variable portion of cash compensation.	Base salary levels principally are tied to the individual’s sustained performance over time, but they also reflect compensation standards for others in comparable positions elsewhere, promotion potential and proven expertise in role.

Annual incentive awards	To provide executives with a clear financial incentive to achieve critical short-term operational and financial objectives linked to shareholder wealth.	Annual cash payout based on internal measures of Company performance and individual performance over the fiscal year.

•    80% of the annual incentive plan’s total target payout opportunity is based on two equally weighted measures of the Company’s annual performance, specifically adjusted net operating income and Newport market share.

•    20% of the total target payout opportunity is based on achievement of individual objectives and overall individual performance.

Stock-based incentive awards	To align significant portions of executive compensation to the Company’s long-term performance as measured by stock price growth and total shareholder return and to promote the retention of executive talent.	Performance-based restricted stock unit awards (65% of total award value) which are earned only upon the achievement of a prospective performance target (adjusted earnings per diluted share); service-based restricted stock (35% of total award value).	The value of all equity awards are predicated on the Company’s stock price and settled in stock. Except in the case of certain terminations of employment, vesting occurs at the conclusion of a three-year period, providing executives with a direct, long-term link to stock price.

Retirement, severance and other benefits	To provide executives with an appropriate financial safeguard against individual circumstances or events and to meet competitive market practices with regard to such benefits.	Health and welfare benefits, a defined benefit retirement plan, life insurance and other benefits generally provided to all salaried employees; executives also participate in a non-qualified benefit equalization plan and severance programs.	Since these benefits are generally made available to all employees or offered to meet competitive market practices, there is no specific performance component, but the plans function to retain key executives.

Base Salary. We pay base salaries in order to attract and retain leadership talent and to provide a competitive basis of compensation that recognizes the executive’s skills and experience relative to his or her responsibilities in the position.

2014 Salary Adjustments. In 2013, the Compensation Committee reviewed the base salaries for each of the Named Executive Officers and determined to make no adjustments to the base salaries of the Named Executive Officers for 2014.

Annual Incentive Awards. Our annual incentive plan (“AIP”) ensures that a significant portion of each Named Executive Officer’s annual compensation is at risk and dependent upon achievement of Company and individual performance goals that are intended to further the interests of shareholders. The percentage of annual compensation that is contingent upon performance increases with an executive’s responsibility and is highest for the Chief Executive Officer. Target AIP awards as a percentage of total cash compensation were 58% for our Chief Executive Officer and an average of 44% for the other Named Executive Officers in 2014. Actual awards paid reflect actual results generated for the year. Better performance yields higher payouts; lesser performance yields lower payouts. Individual payouts may not exceed $10,000,000.

The Compensation Committee administers the AIP pursuant to the terms of the 2008 Incentive Compensation Plan, as amended and restated (the “2008 Plan”), which was approved as amended and restated by our shareholders in May 2014. The 2008 Plan provides for cash-based performance awards intended to qualify as performance based compensation under Section 162(m) of the Internal Revenue Code of 1986, as amended, (the “Code”). However, because Section 162(m) contains a number of complex technical requirements, it is possible that compensation intended to qualify as “performance-based” compensation may not in fact comply.

2014 Performance Parameters. In February 2014, the Compensation Committee established the performance targets and terms of the annual incentive plan for 2014 (the “2014 AIP”). The Compensation Committee adopted the 2014 AIP with the following performance metrics and weightings:

2014 AIP Performance Metrics	Weight	Payout Below Threshold	Payout at Threshold	Payout at Target	Payout at Maximum
Adjusted operating income	40%	0%	20%	40%	80%
Newport market share	40%	0%	20%	40%	80%
Individual performance metrics(1)	20%	0%	0%	20%	40%

Total payout as % of target		0%	40%	100%	200%

(1)	The Committee has full discretion to reduce the individual component based on its determination of each Named Executive Officer’s performance.

The Committee adopted these performance metrics for application to the 2014 AIP because they were deemed important indicators of the Company’s performance and financial well-being. As a result, the adjusted operating income performance metric for the 2014 AIP was the same amount reported in the Company’s financial statements, excluding any extraordinary items as defined in the 2008 Plan; litigation settlements, judgments and interest; the results for blu UK; and the impact of mark-to-market pension adjustments by industry competitors on the Company’s state settlement agreement expense. The Committee determined to exclude the results for blu UK because it had been acquired in the fourth quarter 2013 after the budget for 2014 had been developed.

The 2014 AIP provided the opportunity for an award payment ranging from 0 to 2.0 times the target award levels. The portion of the award attributable to adjusted operating income could range from 0% to 80% of target (40% at target) depending on results between 90% and 110% of the adjusted operating income goal. The portion of the award attributable to Newport market share also could range from 0% to 80% of target (40% at target) depending on results between 95% and 105% of the Newport market share objective. The Compensation Committee established 2014 AIP funding for each Named Executive Officer at a level equal to 0.75% of our 2014 net income. Actual 2014 AIP payouts were subject to the negative discretion of the Compensation Committee based on, among other things, the Company and individual performance in 2014 set forth below.

2014 Individual Award Targets. In February 2014, the Compensation Committee reviewed the competitiveness of the 2014 AIP payout targets for each of the Named Executive Officers and determined that no adjustments should be made from their then existing levels, except that Mr. Spell’s payout target should be increased to $625,000 based on market data, internal equity and other factors. As a consequence, the 2014 AIP target payout levels for the Named Executive Officers, except as noted above, were consistent with 2013 and are set forth below.

Name	Title	2014 AIP Target Payout
Murray S. Kessler	Chairman, President and Chief Executive Officer	$1,800,000
David H. Taylor	Executive Vice President, Finance and Planning and Chief Financial Officer	800,000
Randy B. Spell	Executive Vice President, Marketing and Sales	625,000
Ronald S. Milstein	Executive Vice President, Legal and External Affairs, General Counsel and Secretary	550,000
Charles E. Hennighausen	Executive Vice President, Production Operations	450,000

2014 Results. In February 2015, the Compensation Committee evaluated the Company’s 2014 performance with respect to adjusted operating income and Newport market share for 2014, and individual Named Executive Officer performance for purposes of determining incentive payouts for the 2014 AIP. The following table sets forth the Company performance targets under the 2014 AIP relative to the Company’s actual performance for 2014.

2014 AIP Performance Metrics	Weight	Threshold	Target	Maximum	2014 Performance	Actual as % of Target	Payout Multiple
(Dollars in Millions)
Adjusted operating income(1)	40%	$1,879	$2,088	$2,297	$2,171	104%	1.56
Newport market share	40%	11.99	12.62	13.25	12.92	102%	1.59

(1)	See “Reconciliation of Reported (GAAP) to Adjusted (Non-GAAP) Results” on page 32 below for a reconciliation of adjusted operating income to reported operating income for 2014.

In reviewing the Company’s performance for 2014, the Compensation Committee determined that:

•	the Company set records for net sales, adjusted operating income, adjusted diluted earnings per share and total domestic retail market share, exceeding previous records for such performance in 2013;

•	no discretionary adjustments for extraordinary items would be made in determining the achievement of the 2014 AIP Company performance targets;

•	the Company’s adjusted net operating income metric for 2014 was 104% of goal, resulting in a payout level multiple of 1.56 times the payout target based on the plan design for the 2014 AIP; and

•	the Company’s Newport retail market share for 2014 was 102% of goal, resulting in a payout multiple of 1.59 times the payout target for each Named Executive Officer based on the plan design for the 2014 AIP.

When evaluating individual performance for each Named Executive Officer other than Mr. Kessler, the Compensation Committee considered the recommendations of the Chief Executive Officer and assessed each Named Executive Officer’s performance relative to his individual performance objectives as described below.

•	Mr. Taylor’s individual performance factors related to driving investor communications through ongoing meetings with the Company’s shareholders and conducting investor conferences, expanding the blu electronic cigarettes brand internationally and building out the Company’s capital structure and returning cash to shareholders.

•	Mr. Spell’s individual performance factors related to protecting and growing Newport Menthol volume and share within the domestic market, improving Newport non-Menthol volume and share compared to the prior year and overseeing and guiding the retail expansion of blu electronic cigarettes.

•	Mr. Milstein’s individual performance factors related to addressing the legal issues surrounding the FDA process for the review of the use of menthol in cigarettes, assuring the Government Affairs organization effectively addressed and advocated the Company’s interests and defending the Company against product liability cases.

•	Mr. Hennighausen’s individual performance factors related to achieving key manufacturing performance metrics for enhancing efficiency and reducing product loss, enhancing individual and team development within plant management and evaluating and implementing certain production enhancements.

The Compensation Committee determined that each of the Named Executive Officers performed exceptionally well in 2014, that Messrs. Taylor, Spell, Milstein and Hennighausen all surpassed their individual performance expectations, and so should be awarded individual performance factors of 127%, 200%, 200% and 167%, respectively.

Mr. Kessler’s 2014 AIP payment was based on the Company’s achievement of its performance goals, execution of the Company’s strategic plan and Mr. Kessler’s leadership throughout the year. The Compensation Committee evaluated the Chief Executive Officer’s contribution, and determined that he had performed extraordinarily well leading the Company to a second consecutive year of record-setting financial performance, exceeding all of his individual performance objectives and leading the Company in the negotiation of the Transaction, which is expected to result in significant valuation creation for shareholders upon closing. As a result, the Committee awarded Mr. Kessler 200% of target for his individual performance rating.

The Compensation Committee considered the efforts and dedication of the entire management team, including the Named Executive Officers, required to achieve such outstanding financial performance, improvement in market share and other results despite the ongoing challenges of operating in a highly competitive and regulated environment. After due consideration, the Committee determined that aggregate payout multiples for 2014 AIP awards ranged from 1.40 to 1.55 times target payout levels for the Named Executive Officers. The target payout and actual payouts under the 2014 AIP for the Named Executive Officers are set forth below, and the actual payouts are included in the “Non-Equity Incentive Compensation” column in the Summary Compensation Table.

Name	Title	2014 AIP Target Payout	2014 AIP Actual Payout
Murray S. Kessler	Chairman, President and Chief Executive Officer	$1,800,000	$2,788,776
David H. Taylor	Executive Vice President, Finance and Planning and Chief Financial Officer	800,000	1,122,123
Randy B. Spell	Executive Vice President, Marketing and Sales	625,000	968,325
Ronald S. Milstein	Executive Vice President, Legal and External Affairs, General Counsel and Secretary	550,000	852,126
Charles E. Hennighausen	Executive Vice President, Production Operations	450,000	667,194

Long-Term Incentive Awards. The third principal element of our compensation program for Named Executive Officers comprises equity awards, including stock options, service-based restricted stock and performance-based restricted stock and restricted stock units. These awards recognize performance over multi-year periods, ensure a direct link between executive pay and the Company’s return to shareholders, encourage retention and align our executives’ interests with those of our shareholders. In 2014, we amended and restated the 2008 Plan, which was approved by shareholders on May 15, 2014 and is administered by our Compensation Committee. The 2008 Plan permits the issuance of stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units and other awards of our Common Stock to our directors, employees and executive officers, including the Named Executive Officers. Each stock option or SAR grant made pursuant to the 2008 Plan has an exercise price equal to the closing price of our Common Stock on the date of grant. The use of stock option and SAR grants was discontinued in 2012 and replaced with performance-based restricted stock units.

Stock Award Process. Each year, the Compensation Committee approves and grants equity awards to eligible executives, including the Named Executive Officers. Equity award approval and grant occur at the Committee’s first regular meeting of the year following the release of the Company’s earnings for the prior year. The Committee approves the dollar value of each executive’s award after considering prevailing practices in the Peer Group, past awards to the incumbent, performance and future potential. The number of shares granted to each executive in 2014 was determined by dividing the target compensation level (expressed in dollars) by the closing price of our Common Stock on the grant date.

2014 Stock Awards. In February 2014, the Compensation Committee determined that the structure of the equity awards to the Named Executive Officers in 2014 (the “2014 Stock Awards”) would be consistent with the 2013 design. Awards would include performance-based restricted stock units (“Performance RSUs”) based on an adjusted earnings per diluted share target as set forth below (65% of total award value) and service-based restricted stock (35% of total award value).

The 2014 Performance RSUs for the Named Executive Officers were to be earned and converted to restricted stock based upon the achievement of adjusted earnings per diluted share for 2014. Award payouts range from 0% to 200% of target contingent on results, with 50% payout at the threshold performance level. The adjusted earnings per diluted share goal for 2014 is measured against the Company’s earnings per diluted share, excluding any extraordinary items as defined in the 2008 Plan; litigation settlements, judgments and interest; the results of blu UK; and the impact of mark-to-market pension adjustments by industry competitors on the Company’s state settlement agreement expense. Any restricted stock earned with respect to the 2014 Performance RSUs and the 2014 service-based restricted stock will cliff vest on the third anniversary of the date of grant, subject to the executive officer’s continued employment with the Company.

Based upon a review of Peer Group compensation data with the Committee’s Compensation Consultant, the Committee determined that the 2014 Stock Award target value for Messrs. Taylor and Milstein should be increased to $1,375,000 and $900,000, respectively. The Committee determined that no changes to the 2014 Stock Award levels should be made to the target values for the other Named Executive Officers.

Name	Title	2014 Stock Award Target Value
Murray S. Kessler	Chairman, President and Chief Executive Officer	$5,500,000
David H. Taylor	Executive Vice President, Finance and Planning and Chief Financial Officer	1,375,000
Randy B. Spell	Executive Vice President, Marketing and Sales	750,000
Ronald S. Milstein	Executive Vice President, Legal and External Affairs, General Counsel and Secretary	900,000
Charles E. Hennighausen	Executive Vice President, Production Operations	650,000

2014 Results. In February 2015, the Compensation Committee evaluated the Company’s achievement of the adjusted earnings per diluted share target under the 2014 Performance RSUs.

2014 Performance RSU Metric	Threshold	Target	Maximum	2014 Performance	Actual as % of Target	Payout Multiple
	(90%)		(110%)
Adjusted earnings per diluted share(1)	$3.02	$3.36	$3.70	$3.45	103%	1.26

(1) See “Reconciliation of Reported (GAAP) to Adjusted (Non-GAAP) Results” on page 32 below for a reconciliation of adjusted earnings per diluted share to reported earnings per diluted share for 2014.

The following table sets forth the number of shares underlying the 2014 Stock Awards for each Named Executive Officer calculated based on the fair market value of our Common Stock on the date of grant (as determined by the closing price on February 19, 2014 of $47.47 per share) as well as the number of Performance RSUs earned and converted to restricted shares based on the 1.26 payout multiple as determined by the Committee in February 2015 based on the plan design for the 2014 Long-Term Incentive Plan.

Name	Title	2014 Service- Based Restricted Stock	2014 Performance RSUs at Target	2014 Performance RSUs Earned
Murray S. Kessler	Chairman, President and Chief Executive Officer	40,552	75,311	95,246
David H. Taylor	Executive Vice President, Finance and Planning and Chief Financial Officer	10,138	18,828	23,812
Randy B. Spell	Executive Vice President, Marketing and Sales	5,530	10,270	12,989
Ronald S. Milstein	Executive Vice President, Legal and External Affairs, General Counsel and Secretary	6,636	12,324	15,587
Charles E. Hennighausen	Executive Vice President, Production Operations	4,793	8,901	11,258

The restricted stock earned with respect to the 2014 Performance RSUs will cliff vest on the third anniversary of the date of grant of the Performance RSUs consistent with the service-based restricted stock in order to maintain the retention aspect of such awards. In February 2015, the Named Executive Officers were paid dividend equivalents for the performance period (fiscal 2014) based upon the number of Performance RSUs earned as determined by the Compensation Committee. See “Grants of Plan-Based Awards for 2014” for more information regarding the awards made to the Named Executive Officers in 2014 and see “Potential Payments upon Termination of Employment or Change in Control” for more information regarding the treatment of the awards following a change in control.

Other Benefits. We provide other benefits, such as medical, dental, life, disability and related coverage, to the Named Executive Officers that are substantially the same as those provided to all of our salaried employees. In addition to the qualified and non-qualified retirement benefit plans described below (see “Retirement Benefits” on page 25), we offer an employee savings plan under Section 401(k) of the Code, which provides for a Company matching contribution. The Named Executive Officers may also participate in a matching gifts program, pursuant to which the Company matches contributions by each executive to approved charitable organizations up to $15,000 per calendar year. These benefit programs are designed to be competitive with those of other large corporations in order to attract and retain qualified executives. The Named Executive Officers participate in the Senior Executive Severance Pay Plan and have entered into Change in Control Severance Agreements as further described below (see “Change in Control and Other Severance Arrangements” on page 27). We do not maintain employment agreements with any of our Named Executive Officers.

Chief Executive Officer Compensation

Mr. Kessler joined the Company in September 2010 as President and Chief Executive Officer and was appointed Chairman of the Board on January 1, 2011. Consistent with his leadership role with the Company, Mr. Kessler’s compensation is designed to reward the achievement of the Company’s long-term strategic plan. Accordingly, a significant percentage of his total target compensation is at risk with the vast majority of such compensation awarded in the form of long-term stock awards in order to reward him for enhancing long-term shareholder value and to align his interests with those of our shareholders. Target total direct compensation for Mr. Kessler is set at between the 50th and 75th percentile of market practice for our Peer Group. Please see the chart on page 11 which provides a breakdown of Mr. Kessler’s target compensation for 2014.

The Compensation Committee considered the alignment of Mr. Kessler’s total direct compensation (base salary plus actual annual incentive plan and stock-based incentive plan compensation) with the Company’s one-year and three-year total shareholder return (for purposes of this calculation, the total return on common shares over the time period specified with all cash dividends reinvested). For purposes of this comparison, the value of the 2014 Performance RSUs has been increased (126%) and the value of the 2013 Performance RSUs has been increased (169%) to reflect the shares that the Compensation Committee determined were earned for each performance period. The charts below provide a comparison of Mr. Kessler’s total direct compensation for 2013 and 2014 relative to the Company’s one-year and three-year total shareholder return as of December 31, 2013 and 2014. Given the strong growth in the Company’s one-year and three-year total shareholder returns, the Compensation Committee believes that Mr. Kessler’s compensation was appropriately aligned with this performance.

Upon consultation with the Committee’s Compensation Consultant and review of the practices of the Company’s Peer Group, in 2012 the Compensation Committee approved the limited personal use of the Company leased or fractionally-owned aircraft by Mr. Kessler for security and other business reasons in an amount not to exceed $250,000 of annual aggregate incremental cost to the Company for 2013. In 2014, the Committee considered a number of retention incentives and other compensation enhancements, and determined that enhancing Mr. Kessler’s annual allowance for personal use of the Company leased or fractionally-owned aircraft to $375,000 provided him with a valuable retention benefit with limited incremental cost to the Company. This change was made effective for 2014. The aggregate incremental cost to the Company includes the variable costs of operating the aircraft, such as occupied hourly charge, fuel surcharge, federal excise tax, landing, hangar and other airport fees, repositioning charges, specialized catering fees, customs/immigration fees, ground transportation fees, passenger fees and any flight-specific insurance costs, and excludes fixed costs, such as monthly management fees, non-flight-specific insurance costs, purchase costs and depreciation. No other changes were made to Mr. Kessler’s compensation for 2014.

Other CEO Compensation Arrangements

The Company has entered into a change in control severance agreement (“Severance Agreement”) with Mr. Kessler which provides for severance payments and benefits upon his termination of employment by the Company without “Cause” or by Mr. Kessler for “Good Reason” following or in connection with a Change in Control. See “Change in Control and Other Severance Arrangements” below for additional information. In such event, Mr. Kessler is entitled to severance equal to three times base salary and target annual incentive bonus as well as certain other amounts. Mr. Kessler’s Severance Agreement is generally similar to the agreements entered into with the Company’s other senior executive officers and contains a “better of net-after-tax or cutback” provision which requires that the payments contingent upon a change in control be reduced to less than three times Mr. Kessler’s “base amount” (as defined by the applicable provisions of the Code) if such reduction would place him in a better after-tax financial position than if all such payments were made and applicable taxes, including excise taxes, paid. Mr. Kessler is also entitled to participate in the Company’s Senior Executive Severance Pay Plan. See “Change in Control and Other Severance Arrangements” below for additional information.

Mr. Kessler has no employment agreement or enhanced years of service under the Company’s retirement plans. He is subject to certain restrictive covenants, including non-compete and non-solicitation covenants for three years following his termination from employment and a confidentiality covenant as well as the Company’s clawback policy. The Company and Mr. Kessler have also entered into an indemnification agreement upon the same terms as those previously entered into with the Company’s other senior executive officers. In addition, Mr. Kessler is required to hold six times his base salary in shares of our Common Stock pursuant to the Company’s Stock Ownership Guidelines (see below).

Stock Ownership Guidelines

In 2012, the Board of Directors, upon the recommendation of the Compensation Committee, amended the Company’s Stock Ownership Guidelines, increasing the stock ownership targets to five times the annual cash retainer for non-executive directors, six times base salary for the Chief Executive Officer and three times the base salary for the other Named Executive Officers. Stock owned outright, stock held in Company benefit plans and restricted stock subject to service based vesting are included in determining compliance with the stock ownership guidelines. Directors and executive officers generally are expected to comply with the stock ownership guidelines within five years of the amendment of the guidelines. The Board (or the Compensation Committee on behalf of the Board) reviews the stock ownership guidelines and individual compliance therewith on a regular basis. As of March 11, 2015, our Chief Executive Officer held Common Stock worth more than twenty-one times his base salary, each Named Executive Officer held Common Stock worth more than seven and a half times his base salary and each of the directors (with exception of Mr. Levin who joined the Board in 2014) held Common Stock worth more than ten times the annual cash retainer in compliance with the stock ownership guidelines.

Securities Trading and Hedging Policy

Under the Company’s Securities Trading Policy, directors and executive officers, including the Named Executive Officers, may only purchase or sell the Company’s securities in “open window” periods during which they are not in possession of material, nonpublic information. The policy permits the establishment of trading plans pursuant to Rule 10b5-1 under the Exchange Act during open window periods. These plans permit transactions in our Common Stock during periods in which an executive officer would otherwise be unable to buy or sell such stock because he or she possessed material, nonpublic information about the Company. All Rule 10b5-1 trading plans for our senior executive officers and directors must be submitted in writing to the Office of the General Counsel for review and approval prior to becoming effective, and the first transaction pursuant to such a plan may not occur sooner than three months following execution of the plan. Any transactions made pursuant to a Rule 10b5-1 trading plan are disclosed in Section 16 filings with the SEC. Our Named Executive Officers typically enter into a Rule 10b5-1 trading plan for the purpose of selling shares of our Common Stock to cover their withholding tax obligations upon the three-year vesting of restricted stock grants.

The Company’s Securities Trading Policy further prohibits all senior executive officers, including the Named Executive Officers, from entering into derivative securities transactions relating to our Common Stock or transactions hedging the economic risk of holding our Common Stock.

Clawback Policy

All senior executive officers, including the Named Executive Officers, are subject to a clawback policy that allows the Company to recover incentive compensation paid to the Company’s senior executive officers, including the Named Executive Officers, and other participants in the Company’s incentive plans in the event of (i) an accounting restatement of the Company’s financial statements due to material noncompliance with any financial reporting requirements or (ii) the gross misconduct of a senior executive officer. The policy requires reimbursement of the excess compensation paid to a current or former senior executive officer, including the Named Executive Officers, under any annual incentive plan or long-term incentive plan during the three-year period preceding an accounting restatement or discovery of individual gross misconduct. In addition, the Board, in its discretion, may, among other things, reduce current or future compensation, modify or cancel grants of stock options, restricted shares or other long-term incentive awards granted during the three years prior to the restatement or take any other action determined by the Board to be in the best interests of the Company and its shareholders.

In the event the Board determines that a senior executive officer engaged in gross misconduct, then the Board, in its discretion, may take such action as it deems necessary or appropriate under the circumstances, including among other things, termination of employment, reducing current or future compensation, requiring repayment of some or all of any annual incentive paid to any senior executive officer, requiring repayment of some or all of any value realized by any covered employee from the vesting and/or exercise of any long-term incentive awards, modifying or canceling grants of stock options, restricted shares or other long-term incentive awards granted, or take any other action determined by the Board to be in the best interests of the Company and its shareholders. Gross misconduct may include violation of the Company’s Code of Business Conduct and Ethics, violation of other Company policies, or any act or failure to act (whether due to intentional conduct or error) that has caused or could reasonably be expected to cause financial or reputational harm to the Company.

The Dodd-Frank Act requires the SEC to adopt rules requiring companies to adopt a policy requiring the recovery of incentive compensation paid to certain executives as a result of an accounting restatement due to material noncompliance with any financial reporting requirement. The final rules relating to this provision of the Dodd-Frank Act have not been adopted. The Compensation Committee will review our existing policy and make any necessary amendments once the final rules are adopted.

Deductibility of Executive Compensation

In accordance with Section 162(m) of the Code, the deductibility for federal corporate income tax purposes of compensation paid to certain of our individual executive officers in excess of $1 million in any year may be restricted. The Compensation Committee considers the impact of Section 162(m) in establishing the structure, performance targets and timing of annual incentive plan and performance restricted stock unit awards as well as the proportion of cash compensation attributable to base salary and performance based compensation. Although the Compensation Committee plans to evaluate and limit the impact of Section 162(m), it believes that the tax deduction is only one of several relevant considerations in setting compensation. Accordingly, where it is deemed necessary and in the best interests of the Company to attract and retain the best possible executive talent to compete successfully and to motivate such executives to achieve the goals inherent in our business strategy, the Compensation Committee may approve compensation to executive officers which exceeds the deductibility limits or otherwise may not qualify for deductibility. In this regard, certain portions of compensation paid to the Named Executive Officers may not be deductible for federal income tax purposes under Section 162(m) of the Code.

Compensation Committee Report

The Compensation Committee reviewed and discussed the Compensation Discussion and Analysis with management and, based on such review, recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Compensation Committee of the Board of Directors

Dianne Neal Blixt (Chair)

Robert C. Almon

Virgis W. Colbert

Kit D. Dietz

Jerry W. Levin

Compensation Committee Interlocks and Insider Participation

The Compensation Committee is comprised entirely of “outside directors” within the meaning of the regulations under Section 162(m) of the Code, “non-employee directors” under SEC Rule 16b-3, and “independent” directors as affirmatively determined by the Board of Directors pursuant to the NYSE Listing Standards. The members of the Compensation Committee are the individuals named as signatories to the report immediately preceding this paragraph. None of the members of the Compensation Committee are our former officers or employees or have any of the relationships described in Item 407(e)(4) of Regulation S-K.

Assessment of Risks Related to Compensation Plans

The Compensation Committee oversees the management of risks related to the Company’s compensation plans and arrangements, including those for its Named Executive Officers. In November 2014, the Compensation Committee, with the assistance of the Committee’s Compensation Consultant, reviewed the Company’s compensation policies and practices for all employees, including the Named Executive Officers, and does not believe that the Company’s compensation programs create risks that would be reasonably likely to have a material adverse effect on the Company.

Summary Compensation Table

The information below sets forth the compensation of our Named Executive Officers, including the Chief Executive Officer, Chief Financial Officer and the three other most highly compensated executive officers for the year ended December 31, 2014.

Name and Principal Position(s)	Year	Salary(1)	Stock Awards(2)	Stock Option/ SAR Awards		Non-Equity Incentive Plan Compen-sation(3)	Change in Pension Value and Non- qualified Deferred Compen- sation Earnings(4)	All Other Compen- sation(5)	Total
Murray S. Kessler Chairman, President and Chief Executive Officer	2014 2013 2012	$1,304,100 1,304,100 1,260,000	$5,500,016 5,500,051 5,000,180	$	— — —	$2,788,776 3,260,250 2,070,000	$272,227 130,148 187,722	$351,577 252,693 182,494	$10,216,696 10,447,242 8,700,396

David H. Taylor Executive Vice President, Finance and Planning and Chief Financial Officer	2014 2013 2012	944,830 944,830 912,879	1,375,016 1,000,070 1,000,138		— — —	1,122,123 1,422,333 899,970	269,042 113,544 187,699	10,400 18,911 18,410	3,721,411 3,499,688 3,019,096

Randy B. Spell Executive Vice President, Marketing and Sales	2014 2013 2012	718,923 718,923 694,612	750,026 750,032 750,230		— — —	968,325 959,521 571,429	503,488 — 510,149	77,763 392,647 478,880	3,018,525 2,821,123 3,005,300

Ronald S. Milstein Executive Vice President, Legal and External Affairs, General Counsel and Secretary	2014 2013 2012	692,130 692,130 668,725	900,031 750,032 750,230		— — —	852,126 996,187 587,929	426,382 98,304 345,675	48,325 157,355 192,834	2,918,994 2,694,008 2,545,393

Charles E. Hennighausen Executive Vice President, Production Operations	2014 2013 2012	683,581 683,581 660,465	650,054 650,041 650,115		— — —	667,194 783,562 499,033	325,804 113,871 267,301	10,400 10,200 50,975	2,337,033 2,241,255 2,127,889

(1)	Base salaries are paid bi-weekly. See “Base Salary” above for more information.
(2)	These amounts represent the aggregate grant date fair value recognized for financial statement reporting purposes in accordance with FASB ASC Topic 718 (exclusive of the effect of estimated forfeitures for service based vesting) associated with the restricted stock and Performance RSUs awarded as part of the Stock Awards made pursuant to the 2008 Plan. The value shown for the Performance RSUs reflects the Compensation Committee’s assessment of the probable attainment of the performance conditions at the date of grant. In 2015, the Compensation Committee determined that 126% of the 2014 Performance RSUs were earned based on the actual adjusted earnings per share for 2014, which resulted in actual award values of $4,521,328, $1,130,356, $616,588, $739,915 and $534,417 for Messrs. Kessler, Taylor, Spell, Milstein and Hennighausen, respectively, using the grant date stock price. If the 2014 Performance RSUs were valued based on achievement of the maximum performance level, the amounts in the Stock Awards column for 2014 (including the grant date fair value of the service-based restricted stock awards) for the Named Executive Officers would be $9,075,029, $2,268,781, $1,237,543, $1,485,051 and $1,072,584 for Messrs. Kessler, Taylor, Spell, Milstein and Hennighausen, respectively. These amounts do not reflect the actual value that may be realized by the Named Executive Officers. See Note 17 of our Consolidated Financial Statements included in the Original Form 10-K for more information regarding the assumptions used in the calculation of these amounts.
(3)	These amounts represent the AIP payment to each Named Executive Officer for the indicated year, which was paid early in the following year based on a determination by the Compensation Committee as to the extent to which the applicable performance metrics were achieved. See “Annual Incentive Plan” above for a description of the performance metrics applicable to the 2014 AIP.
(4)	These amounts represent the actuarial increase in the present value of each Named Executive Officer’s retirement benefits under the Pension Plan and Benefit Equalization Plan as of December 31, 2014 over the value of those benefits as of December 31, 2013, all as determined using the same interest rate and other assumptions as those used in our financial statements. Mr. Kessler became a participant in the Pension Plan and Benefit Equalization Plan as of September 13, 2011, and was not vested in either plan as of December 31, 2014. See “Retirement Benefits” below for additional information regarding the retirement benefits accrued for each of the Named Executive Officers and Note 16 to our Consolidated Financial Statements included in the Original Form 10-K for more information regarding the assumptions used in the calculations of these amounts.
(5)	These amounts include premiums for a split-dollar life insurance policy for Messrs. Spell and Milstein in the amount of $67,363 and $37,925, respectively. The insurance program has been closed to new participants, and Messrs. Kessler, Taylor and Hennighausen are not participants. See “Retirement Benefits” below for additional information. The amounts shown also include $10,400 for Messrs. Kessler, Taylor, Spell, Milstein and Hennighausen representing the Company’s matching contribution to the Lorillard Tobacco Company Employees Savings Plan. The amount for Mr. Kessler includes $341,177 for the personal use of the Company leased or fractionally-owned aircraft for security and other business reasons. See “Chief Executive Officer Compensation” above for additional information. Executive’s spouses (and other family members and guests, in the case of Mr. Kessler) may accompany them on flights on the Company aircraft. For any non-business use, the cost of such travel is imputed as income to the executive, who is fully responsible for the associated tax liability without gross up payments from the Company. The Company does not incur any incremental costs when additional passengers accompany executives on the aircraft.

Grants of Plan-Based Awards for 2014

The following table sets forth the grants of plan-based awards for 2014, including non-equity incentive plan awards under the 2014 AIP and the 2014 Stock Awards consisting of restricted stock and Performance RSUs. The awards were approved by the Compensation Committee on the date of grant and made pursuant to the 2008 Plan.

									All Other Stock Awards; Number of Shares of Stock or Units(3)	Closing Market Price on Grant Date	Grant Date Fair Value of Stock Awards(4)
	Grant Date	Approval Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards(2)
Name/Grant Type			Threshold	Target	Maximum	Threshold	Target	Maximum
Murray S. Kessler (4)
2014 AIP	2/19/2014	2/19/2014	$720,000	$1,800,000	$3,600,000
Rest. Stock	2/19/2014	2/19/2014							40,552	$47.47	$1,925,003
Performance RSUs	2/19/2014	2/19/2014				37,656	75,311	150,622		47.47	3,575,013

David H. Taylor
2014 AIP	2/19/2014	2/19/2014	320,000	800,000	1,600,000
Rest. Stock	2/19/2014	2/19/2014							10,138	47.47	481,251
Performance RSUs	2/19/2014	2/19/2014				9,414	18,828	37,656		47.47	893,765

Randy B. Spell
2014 AIP	2/19/2014	2/19/2014	250,000	625,000	1,250,000
Rest. Stock	2/19/2014	2/19/2014							5,530	47.47	262,509
Performance RSUs	2/19/2014	2/19/2014				5,135	10,270	20,540		47.47	487,517

Ronald S. Milstein
2014 AIP	2/19/2014	2/19/2014	220,000	550,000	1,100,000
Rest. Stock	2/19/2014	2/19/2014							6,636	47.47	315,011
Performance RSUs	2/19/2014	2/19/2014				6,162	12,324	24,648		47.47	585,020

Charles E. Hennighausen
2014 AIP	2/19/2014	2/19/2014	180,000	450,000	900,000
Rest. Stock	2/19/2014	2/19/2014							4,793	47.47	227,524
Performance RSUs	2/19/2014	2/19/2014				4,451	8,901	17,802		47.47	422,530

(1)	These amounts represent the threshold, target and maximum payout amounts payable under the 2014 AIP under the terms approved by the Compensation Committee on February 19, 2014. The payout of the 2014 AIP was based on achievement of the Company’s performance targets for adjusted operating income and Newport market share and individual performance achievements for each Named Executive Officer. The threshold and maximum payout under the 2014 AIP for each Named Executive Officer were equal to 0.4 and 2 times the target payout level, respectively. In February 2015, the Compensation Committee reviewed the achievement of the Company’s performance targets as well as the individual performance of each Named Executive Officer for purposes of exercising its negative discretion and determined the actual payouts averaged 151% of target based on the achievement of the performance targets. Actual 2014 AIP payouts are shown in the Non-Equity Incentive Plan Compensation column in the Summary Compensation Table above. See “Annual Incentive Awards” above for more information.
(2)	These amounts represent the threshold, target and maximum number of 2014 Performance RSUs that could be earned and converted to restricted stock as approved by the Compensation Committee. The payout of the 2014 Performance RSUs was based on achievement of the Company’s adjusted earnings per diluted share performance target. The threshold and maximum payout under the 2014 Performance RSUs for each Named Executive Officer were equal to 0.5 and 2.0 times the target payout level, respectively. In February 2015, the Compensation Committee reviewed the achievement of the Company’s performance target for purposes of exercising its negative discretion and determined that 126% of the 2014 Performance RSUs were earned and converted to restricted shares that will vest on the third anniversary of the grant date. The number of 2014 Performance RSUs converted to shares of restricted stock were 95,246, 23,812, 12,989, 15,587 and 11,258 shares for Messrs. Kessler, Taylor, Spell, Milstein and Hennighausen, respectively. See “Long-Term Incentive Awards” above for more information.
(3)	This column represents the number of service-based restricted stock awarded to each Named Executive Officer pursuant to the 2014 Stock Award on February 19, 2014.
(4)	The grant date fair value is calculated in accordance with the provision of FASB ASC Topic 718 based on the closing price on the date of grant for restricted stock and Performance RSUs, excluding the effect of estimated forfeitures. For Performance RSUs, the grant date fair value reflects the Compensation Committee’s assessment of the probable attainment of the performance conditions as determined at the grant date. Assuming performance at the maximum payout level for the 2014 Performance RSUs, the grant date fair values would be $7,150,026, $1,787,530, $975,034, $1,170,041 and $845,061 for Messrs. Kessler, Taylor, Spell, Milstein and Hennighausen, respectively.

Outstanding Equity Awards at Fiscal Year-End for 2014

The following tables set forth outstanding stock options, SARs, Performance RSUs and restricted stock held by each Named Executive Officer as of December 31, 2014. Each stock option and SAR award granted to the Named Executive Officers and reported below vests and becomes exercisable in four equal annual installments beginning on the first anniversary of the grant date of the first stock option or SAR award of the year for which the award was made, subject to the executive officer’s continued employment with the Company. Each stock option and SAR award expires no later than the tenth anniversary of the date of grant. Under the “Option Awards” column, all awards listed with expiration dates prior to 2017 or after 2019 represent stock options, and awards with expiration dates in 2017, 2018 and 2019 represent SARs. Restricted stock awards vest on the third anniversary of the grant date, subject to the executive officer’s continued employment with the Company. Performance RSUs are subject to a one-year performance period, after which they are converted to restricted stock to the extent earned and subject to time-based vesting on the third anniversary of the initial grant date. All awards in these tables were granted pursuant to the 2008 Plan. See “Long-Term Incentive Awards” above for more information.

		Option Awards(1)				Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Stock Options/ SARs Exercisable	Number of Securities Underlying Unexercised Stock Options/ SARs Unexercisable	Stock Option/ SAR Exercise Price	Stock Option/ SAR Expiration Date	Number of Shares of Stock That Have Not Vested(2)	Market Value of Shares That Have Not Vested(3)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested(4)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested(3)
Murray S. Kessler	9/13/2010	34,257	—	$27.12	9/13/2020
	12/31/2010	34,257	—	27.35	9/13/2020
	2/17/2011	100,305	33,435	26.40	2/17/2021
	3/31/2011	34,257	—	31.67	9/13/2020
	6/30/2011	100,299	33,435	36.29	2/17/2021
	6/30/2011	34,257	—	36.29	9/13/2020
	9/30/2011	100,299	33,435	36.90	2/17/2021
	12/30/2011	100,299	33,435	38.00	2/17/2021
	2/17/2012					112,698	$7,093,212
	2/13/2013					191,114	12,028,715
	2/19/2014					40,552	2,552,343	75,311	$4,740,074

David H. Taylor	2/24/2010	5,226	—	25.25	2/24/2020
	6/30/2010	5,223	—	23.99	2/24/2020
	9/30/2010	5,223	—	26.77	2/24/2020
	12/31/2010	5,223	—	27.35	2/24/2020
	2/17/2011	6,687	6,690	26.40	2/17/2021
	6/30/2011	6,687	6,687	36.29	2/17/2021
	9/30/2011	6,687	6,687	36.90	2/17/2021
	12/30/2011	6,687	6,687	38.00	2/17/2021
	2/17/2012					22,542	1,418,793
	2/13/2013					34,750	2,187,165
	2/19/2014					10,138	638,086	18,828	1,185,034

(1)	In 2008, we converted all outstanding stock options and SARs awarded under the Carolina Group Stock Plan (administered by Loews’ compensation committee) on a one-for-one basis into stock options and SARs exercisable in our Common Stock under the 2008 Plan with the same terms and conditions as the then existing awards.
(2)	Consists of service-based restricted stock and earned Performance RSUs converted to restricted stock.
(3)	Calculated using the closing price of our Common Stock as of December 31, 2014 ($62.94).
(4)	Consists of unearned 2014 Performance RSUs granted in 2014 at target.

		Option Awards(1)				Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Stock Options/ SARs Exercisable	Number of Securities Underlying Unexercised Stock Options/ SARs Unexercisable	Stock Option/ SAR Exercise Price	Stock Option/ SAR Expiration Date	Number of Shares of Stock That Have Not Vested(2)	Market Value of Shares That Have Not Vested(3)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested(4)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested(3)
Randy B. Spell	2/24/2010	3,921	—	$25.25	2/24/2020
	6/30/2010	3,918	—	23.99	2/24/2020
	9/30/2010	3,918	—	26.77	2/24/2020
	12/31/2010	3,918	—	27.35	2/24/2020
	2/17/2011	5,016	5,019	26.40	2/17/2021
	6/30/2011	5,013	5,016	36.29	2/17/2021
	9/30/2011	5,013	5,016	36.90	2/17/2021
	12/30/2011	5,013	5,016	38.00	2/17/2021
	2/17/2012					16,911	$1,064,378
	2/13/2013					26,062	1,640,342
	2/19/2014					5,530	348,058	10,270	$646,394

Ronald S. Milstein	2/24/2010	11,757	—	25.25	2/24/2020
	6/30/2010	11,751	—	23.99	2/24/2020
	9/30/2010	11,751	—	26.77	2/24/2020
	12/31/2010	15,666	—	27.35	2/24/2020
	2/17/2011	15,048	5,019	26.40	2/17/2021
	6/30/2011	15,042	5,016	36.29	2/17/2021
	9/30/2011	15,042	5,016	36.90	2/17/2021
	12/30/2011	15,042	5,016	38.00	2/17/2021
	2/17/2012					16,911	1,064,378
	2/13/2013					26,062	1,640,342
	2/19/2014					6,636	417,670	12,324	775,673

(1)	In 2008, we converted all outstanding stock options and SARs awarded under the Carolina Group Stock Plan (administered by Loews’ compensation committee) on a one-for-one basis into stock options and SARs exercisable in our Common Stock under the 2008 Plan with the same terms and conditions as the then existing awards.
(2)	Consists of service-based restricted stock and earned Performance RSUs converted to restricted stock.
(3)	Calculated using the closing price of our Common Stock as of December 31, 2014 ($62.94).
(4)	Consists of unearned 2014 Performance RSUs granted in 2014 at target.

		Option Awards(1)				Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Stock Options/ SARs Exercisable	Number of Securities Underlying Unexercised Stock Options/ SARs Unexercisable	Stock Option/ SAR Exercise Price	Stock Option/ SAR Expiration Date	Number of Shares of Stock That Have Not Vested(2)	Market Value of Shares That Have Not Vested(3)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested(4)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested(3)
Charles E.	6/29/2007	9,750	—	$25.93	1/9/2017
Hennighausen	9/28/2007	9,750	—	26.93	1/9/2017
	1/8/2008	9,750	—	28.10	1/8/2018
	3/31/2008	9,750	—	24.58	1/8/2018
	7/30/2008	9,750	—	22.91	1/8/2018
	9/30/2008	9,750	—	23.72	1/8/2018
	9/30/2009	33,132	—	24.77	3/12/2019
	12/31/2009	33,129	—	26.74	3/12/2019
	2/17/2011	—	4,347	26.40	2/17/2021
	6/30/2011	—	4,347	36.29	2/17/2021
	9/30/2011	—	4,347	36.90	2/17/2021
	12/31/2011	—	4,347	38.00	2/17/2021
	2/17/2012					14,655	$922,386
	2/13/2013					22,588	1,421,689
	2/19/2014					4,793	301,671	8,901	$560,229

(1)	In 2008, we converted all outstanding stock options and SARs awarded under the Carolina Group Stock Plan (administered by Loews’ compensation committee) on a one-for-one basis into stock options and SARs exercisable in our Common Stock under the 2008 Plan with the same terms and conditions as the then existing awards.
(2)	Consists of service-based restricted stock and earned Performance RSUs converted to restricted stock.
(3)	Calculated using the closing price of our Common Stock as of December 31, 2014 ($62.94).
(4)	Consists of unearned 2014 Performance RSUs granted in 2014 at target.

Option Exercises and Stock Vested for 2014

The following table sets forth information regarding the number and realized value of shares acquired in the aggregate upon exercise of stock options and SARs during 2014 and the vesting of the 2011 restricted stock awards of the Named Executive Officers during 2014. All shares and exercise prices for all periods presented in this table have been adjusted for the three-for-one stock split effected on January 15, 2013.

	Option/SAR Awards		Stock Awards
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise(1)	Number of Shares Acquired on Vesting(2)	Value Realized on Vesting(3)
Murray S. Kessler	—	—	202,653	$9,619,938
David H. Taylor	—	—	37,884	1,798,353
Randy B. Spell	—	—	28,413	1,348,765
Ronald S. Milstein	—	—	28,413	1,348,765
Charles E. Hennighausen(4)	128,196	$3,989,239	24,624	1,168,901

(1)	For purposes of this table, the value realized on exercise reflects the difference between the market price of our Common Stock realized by the Named Executive Officer at the time of exercise and the exercise price of the stock options or SARs.
(2)	Reflects vesting of restricted stock awarded in 2011. Each Named Executive Officer entered into a Rule 10b5-1 trading plan, pursuant to which a portion of the vested shares were sold to cover the withholding tax obligations upon the vesting of the award. See “Securities Trading and Hedging Policy” above for additional information.
(3)	The value realized on vesting reflects the closing market price ($47.47) of our Common Stock at the time of vesting (February 19, 2014) of their 2011 restricted stock awards.
(4)	Reflects the total number of stock options and SARs (61,935 stock options and 66,261 SARs) exercised by Mr. Hennighausen on April 29, 2014.

Retirement Benefits

We provide retirement benefits to our executive officers through a combination of a tax qualified, non-contributory defined benefit plan (the “Pension Plan”), in which substantially all of our salaried employees participate, and a non-qualified Benefit Equalization Plan. We believe that it is appropriate to provide these retirement benefits in order to attract and retain qualified executives. The Pension Plan is designed to replace approximately one-third of a participant’s base salary after accumulating 30 years of service and having reached age 55. Participants in the Pension Plan are also eligible for normal retirement at age 65 with five or more years of credited service, unreduced early retirement benefits at age 60 with ten or more years of credited service, and reduced early retirement benefits at age 55 with ten or more years of service. Reduced early retirement benefits are determined by reducing the normal retirement benefit by approximately 5% for each year prior to age 65.

The Pension Plan is subject to the normal annual earnings limits established by the Internal Revenue Service (“IRS”). For this reason, the Company provides additional retirement benefits under the non-qualified Benefit Equalization Plan to certain executives, including the Named Executive Officers, whose earnings exceed the annual earnings limits. The Benefit Equalization Plan provides for an additional accrual and payment of benefits, which are not available under our Pension Plan as a result of the IRS limits. Employees become eligible to participate in the Benefit Equalization Plan and the Pension Plan after completion of one year of service.

The Pension Plan is a defined benefit plan in which the benefit is calculated using the employee’s highest average annual base salary during any period of five consecutive years of the ten years immediately preceding retirement. This earnings figure is multiplied by a flat percentage defined for specific years of service and by total length of credited service to obtain the annual benefit payable under the plan. Payment from this plan is in the form of an annuity. Retirees can choose a single life annuity, a ten-year period certain annuity, or they can select one of four joint and survivor options. Plan participants are vested in the plan after five years of service.

The benefit calculation for the Benefit Equalization Plan is the same as the Pension Plan calculation using the salary amounts in excess of the specific IRS limits for each of the years of the executive’s credited service. A limited number of participants in the Benefit Equalization Plan, including Messrs. Spell and Milstein, have an executive split-dollar life insurance policy, provided under our Executive Insurance Plan, that provides a funding mechanism for benefits provided under the Benefit Equalization Plan. Participation in the Executive Insurance Plan was limited to participating executives who were vested as of January 1, 2003, but the amounts of the policies are not frozen. Benefits for our other Named Executive Officers are unfunded. The terms of payment from the Benefit Equalization Plan had been similar to the Pension Plan until January 2008, when the Benefit Equalization Plan was modified to comply with new regulations issued pursuant to Section 409A of the Code by limiting the payout to lump sums only. See the “All Other Compensation” column in the Summary Compensation Table above for more information.

None of the Named Executive Officers are entitled to additional years of credited service, except in the event of a qualifying termination relating to a change in control event. See “Change in Control and Other Severance Arrangements” below for more information.

Pension Benefits for 2014

The following table sets forth information relating to the retirement benefits for the Named Executive Officers as of December 31, 2014 under the Pension Plan and the Benefit Equalization Plan. No payments were made from these benefit plans to the Named Executive Officers during 2014.

Name	Plan Name	Number of Years Credited Service	Present Value of Accumulated Plan Benefit(3)
Murray S. Kessler	Pension Plan(1)	4.3	$156,528
	Benefit Equalization Plan(2)	4.3	599,972

	Total		756,500
David H. Taylor	Pension Plan(1)	7.0	272,211
	Benefit Equalization Plan(2)	7.0	683,462

	Total		955,673
Randy B. Spell	Pension Plan(1)	37.9	1,696,137
	Benefit Equalization Plan(2)	37.9	3,237,787

	Total		4,933,924
Ronald S. Milstein	Pension Plan(1)	18.5	583,143
	Benefit Equalization Plan(2)	18.5	1,479,258

	Total		2,062,401
Charles E. Hennighausen	Pension Plan(1)	12.2	557,756
	Benefit Equalization Plan(2)	12.2	1,004,778

	Total		1,562,534

(1)	These amounts represent the calculated pension value provided by the tax qualified retirement plan as of December 31, 2014. The calculation is based on the average of the five highest consecutive years of base salary (subject to IRS limits) over the last ten years of service multiplied by the number of years of credited service multiplied by 1.2% (1.6% for credited service prior to January 1, 1982).
(2)	These amounts represent the calculated non-qualified retirement benefit value provided by the Benefit Equalization Plan. The benefit calculation for the Benefit Equalization Plan is the same as the Pension Plan calculation using the salary amounts in excess of the specific IRS limits for each of the years of the executive’s credited service.
(3)	The values included in this column have been calculated as of December 31, 2014 assuming (i) the earliest retirement date on which each Named Executive Officer will receive unreduced retirement benefits under the Pension Plan and Benefit Equalization Plan; (ii) a discount rate of 4.10%; and (iii) 2.60% interest rate for lump sum calculations, except 4.10% for Messrs. Kessler and Taylor.

For purposes of these calculations, the present values of the accumulated plan benefits are determined as of the earliest date on which the Named Executive Officers would receive unreduced retirement benefits under the respective plans. Pursuant to the terms of the Pension Plan and Benefit Equalization Plan, as of December 31, 2014 (i) Mr. Spell was eligible for unreduced early retirement benefits, (ii) Messrs. Milstein and Hennighausen were eligible for early retirement benefits equal to 50% of their normal retirement benefits and (iii) Messrs. Kessler and Taylor were not eligible for retirement benefits.

Change In Control and Other Severance Arrangements

Severance Plan. Our Senior Executive Severance Pay Plan (the “Severance Plan”) provides for continued compensation and benefits to selected senior executives, including the Named Executive Officers, whose employment is terminated without “Cause” or who terminate their employment for “Good Reason,” as defined in the Severance Plan. In 2014, the Compensation Committee reviewed and amended the Severance Plan to:

•	reduce the installment period for cash severance payments from 36 months to 24 months,

•	provide that the pro rated annual incentive plan payment be based on actual results for the performance period,

•	include restrictive covenants after termination of non-competition and non-solicitation for one year and an ongoing confidentiality obligation, and

•	make certain other conforming modifications.

Pursuant to the Severance Plan as amended, upon a qualified termination of employment, the participating Named Executive Officer will be entitled to:

•	a payment equal to two times his or her base salary to be paid in equal bi-monthly installments over a period of 24 months following the executive’s termination,

•	annual incentive plan payout for the year such termination occurs, pro rated and calculated based on the actual achievement of the performance metrics,

•	a payment equal to the cost of COBRA continuation coverage under our health plans plus 35% for a period of 24 months following such termination of employment, and

•	up to 24 months of outplacement services.

In order to receive these benefits, the Named Executive Officer must (i) execute a release agreement satisfactory to us and including the restrictive covenants discussed above, (ii) return any financial advances and property, and (iii) reconcile his or her expense account and any other amounts due to the Company. The Severance Plan may be amended, modified or terminated or participants removed from the plan by the Compensation Committee from time to time.

Severance Plan Definitions:

•	“Cause” means a termination by the Company for (i) any malfeasance in office or other similar violation of duties and responsibilities by the executive; (ii) violation of express instructions or any specific Company policy which materially affects the business of the Company; or (iii) any unlawful act which, in the reasonable judgment of the Compensation Committee, harms the reputation of the Company or otherwise causes significant injury to the Company.

•	“Good Reason” means (i) a material reduction of Participant’s base compensation (other than as part of an across-the-board salary reduction applicable to all similarly situated employees); (ii) a material reduction of Participant’s duties, authority, responsibilities or reporting relationship, relative to Participant’s duties, authority, responsibilities or reporting relationship as in effect immediately prior to such reduction; or (iii) the Company (or a successor, if appropriate) requires Participant to relocate to a facility or location more than twenty-five (25) miles away from the location at which Participant was working immediately prior to the required relocation and such relocation increases Participant’s one way commute by thirty (30) minutes or more during normal commuting hours and under typical traffic conditions. This provision is requires notice by the executive and provides an opportunity to cure by the Company.

Change in Control Arrangements. We believe that change in control severance agreements are appropriate to allow executives to focus on the Company’s interests in a change of control situation without distractions relating to their employment. In 2008, we entered into change in control related severance agreements (the “Severance Agreements”) with a group of executives, including the Named Executive Officers (other than Mr. Kessler). The term of the Severance

Agreements automatically renew for successive one year terms, unless notice of nonrenewal has been provided by either party to the Severance Agreement. The Severance Agreements are automatically extended for twenty-four months following a “Change in Control.” Benefits under the Severance Agreements are subject to a “double trigger” requiring both a change in control and a qualified termination event. As such, payments are made only upon termination of the executive’s employment by us other than for “Cause” or by the executive for “Good Reason” within two years following (or in connection with) a Change in Control. See “Severance Agreement Definitions” below for additional information.

We entered into a Severance Agreement with Mr. Kessler in 2010, which provides for substantially the same benefits as provided to the other Named Executive Officers, except that there is no tax gross up provision for “excess parachute payments” consistent with the Company’s policy. Mr. Kessler’s Severance Agreement includes a “better of net-after-tax or cutback” provision which generally provides for a reduction in “excess parachute payments” to less than three times his “base amount” pursuant to Section 280G of the Internal Revenue Code, if such reduction would place him in a better after-tax financial position than if the full severance amount, including applicable taxes, was paid. See also “Chief Executive Officer Compensation” above for additional information regarding Mr. Kessler’s Severance Agreement.

In September 2013, the Company terminated the existing Severance Agreements, which provided for excise tax gross ups for the Named Executive Officers (except Mr. Kessler), and entered into new Severance Agreements which eliminated the excise tax gross up provisions and provided enhanced restrictive covenants (the “New Severance Agreements”). The other terms of the New Severance Agreements are substantially identical to the prior agreements and became effective January 1, 2014.

As of January 1, 2014, the New Severance Agreements for the Named Executive Officers provide for the following benefits upon a qualified termination of employment within two years following (or in connection with) a Change in Control:

•	three times the sum of (i) the individual’s base salary in effect immediately prior to termination of employment (or, if higher, immediately prior to the first occurrence of an event or circumstance constituting Good Reason), and (ii) the target annual incentive bonus for the individual;

•	continued life, dental, accident and health insurance benefits for three years;

•	a pro rata annual incentive compensation payment for the year in which employment terminates (based on target performance levels);

•	payment equal to incremental benefits and contributions the executive would have earned under our pension and defined contribution plans assuming the executive continued employment for an additional three years;

•	outplacement services not to exceed $25,000; and

•	a “better of net-after-tax or cutback” provision which generally provides for a reduction in “excess parachute payments” to less than three times the executive’s “base amount” pursuant to Section 280G of the Internal Revenue Code, if such reduction would place him in a better after-tax financial position than if the full severance amount, including applicable taxes, was paid.

As a condition precedent to receiving the foregoing benefits, the Severance Agreements provide that the Named Executive Officers are subject to the following restrictive covenants:

•	Non-competition for a one-year period following termination;

•	Non-solicitation of employees and customers for a two-year period following termination; and

•	An ongoing confidentiality obligation.

Mr. Kessler is subject to similar restrictive covenants with durations of three years for the non-competition and non-solicitation provisions. In addition, all outstanding unvested equity awards granted to each Named Executive Officer generally will become fully and immediately vested and exercisable upon the consummation of a change in control transaction (as defined in the 2008 Plan). See “Potential Payments upon Termination of Employment or Change in Control” below for additional information regarding payments in the event of a change in control or other termination of employment for each Named Executive Officer.

In October 2014, the Compensation Committee reviewed the potential severance payments for the Named Executive Officers in the event of a termination following a Change in Control and authorized certain technical amendments to the New Severance Agreements to conform with applicable tax laws.

Severance Agreement Definitions:

•	“Cause” includes the willful and continued failure by the executive to substantially perform his or her duties (other than any such failure resulting from the executive’s incapacity due to physical or mental illness) not cured within 30 days after a written demand for substantial performance is delivered to the executive by the Board or the willful engagement by the executive in conduct which is demonstrably and materially injurious to the Company or its subsidiaries, monetarily or otherwise.

•	A “Change in Control” is deemed to occur if: (i) any person becomes the owner of 30% or more of our voting securities; (ii) the majority of the membership of the Board changes without approval of two-thirds of the directors who either were directors on the date of the related Severance Agreement, or whose election was previously so approved; (iii) there is a merger or consolidation with another company following which the members of the Board do not constitute a majority of the members of the board of the surviving entity; or (iv) there is a sale or disposition of all or substantially all of our assets (other than to an entity of which the members of the Board constitute a majority of the board) or our shareholders approve a plan of complete liquidation.

•	“Good Reason” includes the assignment of duties inconsistent with the executive’s status or a substantial adverse alteration in the nature or status of the executive’s responsibilities, relocation of the principal place of employment to a location that increases the one-way commute by more than 25 miles, reduction in base salary or failure to continue comparable compensation and benefit plans.

Potential Payments upon Termination of Employment or Change in Control

The following table sets forth the estimated payments and benefits that would be provided to each Named Executive Officer who was employed by us on December 31, 2014, pursuant to the terms of any contract, agreement, plan or arrangement that provides for such payments and benefits following, or in connection with, a termination of the Named Executive Officer’s employment, including by involuntary termination not for cause, involuntary termination for cause, retirement, death or disability, or in connection with a Change in Control (as defined in the Severance Agreements) with or without a termination of the Named Executive Officer’s employment. For purposes of calculating the amounts in the table, we have assumed that the Change in Control event and/or termination took place in that sequence on December 31, 2014 (the last business day of our most recently completed fiscal year) using the closing price of our Common Stock on such date ($62.94) for purposes of calculating the value of any stock awards in accordance with the rules and regulations under the Exchange Act. The “Involuntary Termination not for Cause” column includes termination by the Named Executive Officer for Good Reason, as such term is defined under the Severance Plan. The “Change in Control with Termination” column provides for payments as a result of a qualified termination pursuant to the Severance Agreements. The amounts shown in the table include estimates of what would have been paid to the Named Executive Officers upon the occurrence of the specified event. The actual amounts that would be paid to the Named Executive Officers can only be determined at the time of such an event. See the discussion that follows the table for additional information regarding the estimated payments and benefits.

Please note that SEC rules require that the following table reflect the benefits that the Named Executive Officers would have received as of December 31, 2014, which does not take into account the Transaction. Please refer to “Interests of Certain Lorillard Directors and Officers” in the Company’s Joint Proxy Statement, filed on December 22, 2014, for additional information regarding potential payments to Named Executive Officers as a result of a termination of employment following a Change in Control relating to the Transaction.

Name and Description of Potential Payments	Voluntary Termination	Involuntary Termination not for Cause	Involuntary Termination for Cause	Change in Control without Termination	Change in Control with Termination	Death/ Disability	Retirement
Murray S. Kessler
Severance	$—	2,608,200	$—	$—	$9,312,300	$—	$—
Accelerated Stock Vesting/AIP Payout	—	1,800,000	—	32,031,730	32,031,730	28,214,345	—
Enhanced Retirement Benefit	—	—	—	—	1,106,106	—	—
Healthcare Benefits	—	59,342	—	—	155,222	—	—
Outplacement Services	—	25,000	—	—	25,000	—	—

Total	—	4,492,542	—	32,031,730	42,630,358	28,214,345	—

David H. Taylor
Severance	—	1,889,660	—	—	5,234,490	—	—
Accelerated Stock Vesting/AIP Payout	—	800,000	—	6,992,665	6,992,665	6,229,078	—
Enhanced Retirement Benefit	—	—	—	—	577,324	—	—
Healthcare Benefits	—	51,821	—	—	145,387	—	—
Outplacement Services	—	25,000	—	—	25,000	—	—

Total	—	2,766,481	—	6,992,665	12,974,866	6,229,078	—

Randy B. Spell
Severance	—	1,437,846	—	—	4,031,769	—	—
Accelerated Stock Vesting/AIP Payout	—	625,000	—	4,896,976	4,896,976	4,324,173	625,000
Enhanced Retirement Benefit	—	—	—	—	32,400	—	—
Healthcare Benefits	—	58,797	—	—	176,519	—	—
Outplacement Services	—	25,000	—	—	25,000	—	—

Total	—	2,146,643	—	4,896,976	9,162,664	4,324,173	625,000

Ronald S. Milstein
Severance	—	1,384,260	—	—	3,726,390	—	—
Accelerated Stock Vesting/AIP Payout	—	550,000	—	5,020,866	5,020,866	4,448,063	275,000
Enhanced Retirement Benefit	—	—	—	—	208,058	—	—
Healthcare Benefits	—	59,342	—	—	160,347	—	—
Outplacement Services	—	25,000	—	—	25,000	—	—

Total	—	2,018,602	—	5,020,866	9,140,661	4,448,063	275,000

Charles E. Hennighausen
Severance	—	1,367,162	—	—	3,400,743	—	—
Accelerated Stock Vesting/AIP Payout	—	450,000	—	4,152,286	4,152,286	3,655,975	225,000
Enhanced Retirement Benefit	—	—	—	—	105,681	—	—
Healthcare Benefits	—	59,342	—	—	163,107	—	—
Outplacement Services	—	25,000	—	—	25,000	—	—

Total	—	1,901,504	—	4,152,286	7,846,817	3,655,975	225,000

Severance. The Named Executive Officers are eligible for post-termination severance payments pursuant to (i) the Severance Plan for a termination not for cause or a termination for Good Reason, as defined in the Severance Plan, and not in connection with a Change in Control event and (ii) the Severance Agreements for a termination not for Cause or a termination for Good Reason, as defined in the Severance Agreements, that occurs in connection with a Change in Control event. In the event of a Change in Control, the Severance Agreements provide for the payment of the 2014 AIP. However, since this amount would already have been accelerated as a result of the Change in Control event pursuant to the 2008 Plan, this amount is included under “Accelerated Stock Vesting/AIP Payout.” See “Change in Control and Other Severance Arrangements” above for more information regarding the payments and benefits payable under the Severance Plan and Severance Agreements.

Accelerated Stock Vesting and AIP Payout. All of the stock awards made to our Named Executive Officers have been granted under the 2008 Plan and are subject to the vesting and other terms set forth in the award certificates and the 2008 Plan. Pursuant to the terms of the 2008 Plan, in the event of a Change in Control (as defined in the 2008 Plan), the Compensation Committee, in the applicable award certificate or otherwise, has the authority and discretion to determine the extent, if any, to which outstanding stock awards become exercisable or vest, and the existing award certificates for restricted stock and Performance RSU awards provide that such awards become fully vested and exercisable. Performance RSUs vest at target level and any restrictions, deferral limitations, payment conditions and forfeiture conditions for restricted stock lapse and such awards are deemed fully vested. Any performance conditions imposed with respect to such awards are deemed to be fully achieved. In addition, pursuant to the terms of the award certificates, restricted stock and Performance RSU awards vest immediately upon the death or disability of the recipient. For purposes of calculating the amounts in the table, we have assumed that any outstanding unvested restricted stock, Performance RSU, stock option and SAR awards would vest as of December 31, 2014 using the closing price of our Common Stock ($62.94) on such date.

The 2014 AIP for our Named Executive Officers was in effect as of December 31, 2014 and was established in accordance with the terms of the 2008 Plan. As discussed above with regard to stock awards, in the event of a Change in Control, the performance conditions imposed with respect to such awards are deemed to be fully achieved and the target payout amount is payable to the Named Executive Officers. In the event of death, disability or retirement after age 62 in 2014, a Named Executive Officer or his or her estate was eligible to receive the 2014 AIP payout based on the achievement of the performance metrics, pro rated according to the time the Named Executive Officer participated during the 2014 measurement period. In the event of retirement prior to age 62 in 2014, a Named Executive Officer was eligible to receive 50% of the 2014 AIP payout based on the achievement of the performance metrics, pro rated according to the time the Named Executive Officer participated in the 2014 AIP. The amounts for the 2014 AIP included in the table reflect the target incentive payout level which would have been the value used in the event of a termination as of December 31, 2014. See “Annual Incentive Awards” above for additional information.

Enhanced Retirement Benefit. We have included any enhanced retirement benefits provided for under the Severance Agreements in this line item. For a Change in Control related termination event only, these amounts include three years of additional age and credited service under the Pension Plan and Benefit Equalization Plan as well as three years of additional matching contributions by the Company under the Lorillard Tobacco Company Employees Savings Plan, a defined contribution plan (the “401(k) Plan”). The total amount of the Company’s matching contributions under the 401(k) Plan were calculated assuming each executive contributed the maximum amount allowed using the 2015 compensation limit since the IRS limits for 2016 and 2017 are not available. We have not included amounts which the Named Executive Officers would be eligible to receive now or in the future pursuant to the Pension Plan and Benefit Equalization Plan in this table as these amounts are set forth in the “Pension Benefits for 2014” table above. Mr. Spell was eligible for unreduced retirement benefits and Messrs. Milstein and Hennighausen were eligible for reduced benefits under the Pension Plan and Benefit Equalization Plan as of December 31, 2014. Messrs. Kessler and Taylor were not eligible for retirement under the Pension Plan and Benefit Equalization Plan as of December 31, 2014. See “Retirement Benefits” above for more information.

Healthcare Benefits. Pursuant to the terms of the Severance Plan and Severance Agreements, the Named Executive Officers are entitled to healthcare benefits for a period of two and three years, respectively, plus an amount sufficient to cover the executive’s taxes on such healthcare amount (the “tax payment”), following the specified event of termination. The amounts shown in the “Involuntary Termination not for Cause” column represent the value of two years of COBRA continuation healthcare coverage, including a tax payment of $15,385 for Messrs. Kessler, Milstein and Hennighausen, $13,435 for Mr. Taylor and $15,244 for Mr. Spell. The amounts shown in the “Change in Control with Termination” column represent the value of three years of COBRA continuation healthcare coverage, including a tax payment of $89,013 for Messrs. Kessler, Spell, Milstein and Hennighausen and $77,731 for Mr. Taylor. See “Change in Control and Other Severance Arrangements” above for more information regarding the payments and benefits payable under the Severance Plan and Severance Agreements.

Outplacement Services. Pursuant to the terms of the Severance Agreements, the Named Executive Officers are generally entitled to $25,000 in outplacement services following a termination not for Cause or for Good Reason in connection with a Change in Control event. Pursuant to the terms of the Severance Plan, the Named Executive Officers are entitled to outplacement services for 24 months, which, for purposes of this table, we have determined to be valued at $25,000 consistent with the benefit paid under the Severance Agreements. See “Change in Control and Other Severance Arrangements” above for more information regarding the payments and benefits payable under the Severance Plan and Severance Agreements.

Indemnification Agreements

We have entered into separate indemnification agreements with each of our directors and executive officers, including our Named Executive Officers. Each indemnification agreement provides, among other things, for indemnification to the fullest extent permitted by law and our certificate of incorporation and bylaws against (i) any and all expenses and liabilities, including judgments, fines, penalties, interest and amounts paid in settlement of any claim with our approval and counsel fees and disbursements, (ii) any liability pursuant to a loan guarantee, or otherwise, for any of our indebtedness, and (iii) any liabilities incurred as a result of acting on behalf of the Company (as a fiduciary or otherwise) in connection with an employee benefit plan. The indemnification agreements provide for the advancement or payment of expenses to the indemnitee and for reimbursement to the Company if it is found that such indemnitee is not entitled to such indemnification under applicable law and our Amended and Restated Certificate of Incorporation and Amended and Restated By-Laws.

Reconciliation of Reported (GAAP) to Adjusted (Non-GAAP) Results

The reconciliation provided below reconciles the non-GAAP financial measures adjusted gross profit, adjusted operating income, adjusted net income and adjusted diluted earnings per share with the most directly comparable GAAP financial measures, reported gross profit, reported operating income, reported net income and reported diluted earnings per share available to Lorillard common shareholders, for the year ended December 31, 2014 and 2013. Lorillard management uses adjusted (non-GAAP) measurements to set performance goals and to measure the performance of the overall company, and believes that investors’ understanding of the underlying performance of the company’s continuing operations is enhanced through the disclosure of these metrics. Adjusted (non-GAAP) results are not, and should not be viewed as, substitutes for reported (GAAP) results.

The adjustments to reported results summarized below remove the following items: (1) the favorable impact of the 2003 non-participating manufacturer award as a result of the September 2013 arbitration panel determination that six states failed to diligently enforce escrow provisions applicable to non-participating manufacturers included as an offset to tobacco settlement expense in cost of sales; (2) the favorable impact of the reduction in Lorillard’s MSA payments as a result of the settlement with two more states in June 2014 to resolve certain MSA payment adjustment disputes approved by the arbitration panel in March 2013 included as an offset to tobacco settlement expense in cost of sales; (3) the favorable impact of the mark-to-market pension adjustment recorded by Reynolds American in the fourth quarter of 2014 on Lorillard’s tobacco settlement expense; (4) amortization of the SKYCIG brand included in selling, general and administrative expenses; (5) costs related to the RAI merger agreement included in selling, general and administrative expenses; (6) costs to satisfy the Alexander final judgment including statutory interest and related fees included in selling, general and administrative expenses; (7) fair value adjustment to the blu (U.K.) earn out liability included in selling, general and administrative expenses; (8) the unfavorable impact of the resolution of a SKYCIG purchase price dispute; (9) the unfavorable impact of an income tax valuation allowance recorded related to blu (U.K.) deferred tax assets for SKYCIG brand amortization; (10) the blu (U.K.) operating loss for fiscal 2014; (11) the favorable impact of the reduction in Lorillard’s April 15, 2013 MSA payment as a result of the settlement to resolve certain MSA payment adjustment disputes approved by the arbitration panel in March 2013 included as an offset to tobacco settlement expense in cost of sales (including the addition of two more states in the second quarter of 2013); (12) estimated costs to comply with the U.S. Government Case judgment included in selling, general and administrative expenses; (13) accrued costs related to compensatory damages and statutory interest to dismiss the Evans case included in selling, general and administrative expenses; (14) expenses incurred in conjunction with the acquisition of SKYCIG included in selling, general and administrative expenses and (15) accrued costs related to certain Engle Progeny cases included in selling, general and administrative expenses.

(Amounts in millions, except per share data)

		Year ended December 31, 2014
		Operating Income	Net Income	Diluted EPS
Reported (GAAP) results		$2,108	$1,187	$3.28
GAAP results include the following:
(1)	2003 non-participating manufacturer arbitration award	(27)	(18)	(0.05)
(2)	Settlement to resolve certain MSA payment adjustment disputes	(14)	(9)	(0.02)
(3)	Tobacco settlement expense impact of RAI mark-to-market pension accounting adjustment	(11)	(7)	(0.02)
(4)	Amortization of SKYCIG brand	23	17	0.05
(5)	Costs related to RAI merger agreement	26	22	0.06
(6)	Costs to satisfy the Alexander judgment	39	24	0.07
(7)	Fair value adjustment to the blu (U.K.) earn out liability	(8)	(6)	(0.02)
(8)	Resolution of SKYCIG purchase price dispute	2	1	—
(9)	SKYCIG brand amortization deferred tax asset valuation allowance	—	5	0.01

Adjusted (Non-GAAP) results		$2,138	$1,216	$3.36
(10)	blu (U.K.) operating loss	33		0.09

Adjusted (Non-GAAP) results for AIP and LTIP		$2,171		$3.45

(Amounts in millions, except per share data)

		Year ended December 31, 2013
		Operating Income	Net Income	Diluted EPS
Reported (GAAP) results		$2,054	$1,180	$3.15
GAAP results include the following:
(11)	Settlement to resolve certain MSA payment adjustment disputes	(155)	(97)	(0.26)
(12)	Estimated costs to comply with the U.S. Government Case judgment	20	13	0.03
(13)	Accrued costs related to compensatory damages and statutory interest to dismiss Evans case	79	50	0.14
(14)	SKYCIG acquisition expenses	4	4	0.01
(4)	Amortization of SKYCIG brand	6	5	0.02
(15)	Accrued costs related to Engle Progeny cases	22	13	0.03

Adjusted (Non-GAAP) results		$2,030	$1,168	$3.12

Director Compensation

The Compensation Committee is responsible for reviewing and recommending to the Board of Directors the compensation of our non-executive directors. Mr. Kessler, who serves as our Chairman, President and Chief Executive Officer, does not receive compensation for serving as a director (other than travel-related expenses for Board meetings held outside of our corporate offices). The following table sets forth the annual retainer and stipend compensation for non-executive directors in 2014.

Compensation
Annual Non-Executive Director Cash Retainer	$100,000
Annual Non-Executive Director Equity Retainer	150,000
Lead Independent Director Stipend	25,000
Audit Committee Chair Stipend	20,000
Compensation Committee Chair Stipend	15,000
Nominating and Corporate Governance Committee Chair Stipend	10,000

The annual non-executive director cash retainer, the Lead Independent Director and the Committee Chair stipends set forth in the table above are paid in equal quarterly installments in the first week of each calendar quarter. The annual non-executive director equity retainer is granted in the form of restricted stock annually on January 1 of each calendar year. The number of shares of restricted stock is determined by dividing the amount of the annual non-executive director equity retainer by the closing price of our Common Stock on the date of grant (rounding up to the nearest whole share). The restricted stock vests in full on the first anniversary of the date of grant, subject to the director’s continued service through such date (or on the earlier of the death or disability of such director). Directors may use Company leased or fractionally-owned aircraft for travel to and from Board meetings and are reimbursed for other travel-related expenses for Board and committee meetings. Spouses may accompany the directors on such flight. For any non-business use, the cost of such travel is imputed as income to the director, who is fully responsible for the associated tax liability without gross up payments from the Company. The Company does not incur any incremental costs when additional passengers accompany directors on the aircraft. The Board has also adopted a reimbursement policy for director attendance at third-party director education programs (up to $7,500 per year). In addition, the Company has established Stock Ownership Guidelines requiring non-executive directors to hold shares of Company Common Stock at least equal to five times the annual non-executive director cash retainer. In 2014, the Company maintained a matching gifts program, by which the Company matches contributions by a director to approved charitable organizations up to $15,000 per calendar year. We do not maintain a pension plan, incentive plan or deferred compensation arrangements for non-executive directors. Non-executive directors did not receive any other compensation for 2014.

Director Compensation Table

The following table sets forth the compensation paid to or earned by each non-executive director for 2014:

Non-Executive Director	Fees Earned or Paid in Cash(1)	Stock Awards(2)	All Other Compensation(3)	Total
Robert C. Almon	$100,000	$149,596	$2,500	$252,096
Dianne Neal Blixt	115,000	149,596	15,000	279,596
Andrew H. Card, Jr.	100,000	149,596	—	249,596
Virgis W. Colbert	125,000	149,596	15,000	289,596
David E.R. Dangoor	100,000	149,596	—	249,596
Kit D. Dietz	110,000	149,596	—	259,596
Jerry W. Levin	75,000	84,405	—	159,405
Richard W. Roedel	120,000	149,596	2,500	272,096

(1)	The fees include four quarterly retainer payments of $25,000 to each non-executive director in 2014. In addition, Messrs. Roedel, Colbert and Dietz and Ms. Blixt received $20,000, $25,000, $10,000 and $15,000, respectively, representing the annual stipends for their respective service as chair of the Audit Committee, Lead Independent Director, chair of the Nominating and Corporate Governance Committee and chair of the Compensation Committee during 2014.
(2)	The amount shown reflects the grant date fair value of the restricted stock awarded to each non-executive director in 2014, calculated under FASB ASC Topic 718 using the closing price for our Common Stock on the date of grant. Each director, except Mr. Levin, received an annual non-executive director equity retainer award of 2,960 shares of restricted stock on January 1, 2014. The closing price of our Common Stock was $50.68 on December 31, 2013, the effective stock price for the January 1, 2014 grant. Mr. Levin received a prorated equity retainer award of 2,081 shares on March 31, 2014. The closing price of our Common Stock was $54.08 on March 31, 2014. Each restricted stock grant vests in full on the first anniversary of the date of grant if the director continues to serve as a director on such date (or on the earlier of the death or disability of such director). Non-executive directors received payment of dividends on unvested restricted stock awarded for each dividend declared for all shareholders.
(3)	The amounts shown reflect the Company’s matching contributions to the director’s designated charitable organization in 2014.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The table below reflects the number of securities issued and the number of securities remaining which were available for issuance under the 2008 Incentive Compensation Plan as of December 31, 2014. All shares and exercise prices presented in this table have been adjusted for the three-for-one stock split effected on January 15, 2013.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(2)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in the First Column)
Equity compensation plans approved by security holders(1)	2,201,854	$29.62	4,071,970
Equity compensation plans not approved by security holders	—	—	—

Total	2,201,854	$29.62	4,071,970

(1)	The 2008 Incentive Compensation Plan as amended and restated was approved by our shareholders at the Annual Meeting of Shareholders on May 15, 2014.
(2)	Includes 1,186,725 stock option awards and 569,017 SAR awards, subject to certain vesting requirements which may or may not be met. Includes 446,112 shares underlying Performance RSUs based on maximum attainment of performance goals. The weighted average exercise price column of this table does not take the Performance RSU awards into account.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth the beneficial ownership of our outstanding Common Stock, as of March 20, 2015, by those persons who are known to us to be beneficial owners of 5% or more of our Common Stock, by each of our directors and Named Executive Officers and by our directors and executive officers as a group.

Name	Shares Beneficially Owned(1)	Percent of Common Stock Outstanding(2)
Principal Shareholders:
BlackRock Inc.(3)	26,694,788	7.4%
FMR LLC(4)	25,689,059	7.1%
The Vanguard Group(5)	19,680,593	5.5%
Directors and Named Executive Officers:
Murray S. Kessler(6)	1,094,872	*
David H. Taylor(7)	205,536	*
Randy B. Spell(8)	153,002	*
Ronald S. Milstein(9)	232,560	*
Charles E. Hennighausen(10)	174,637	*
Robert C. Almon(11)	26,815	*
Dianne Neal Blixt(12)	22,913	*
Andrew H. Card, Jr.(13)	16,298	*
Virgis W. Colbert(14)	26,960	*
David E.R. Dangoor(15)	34,460	*
Kit D. Dietz(16)	22,702	*
Jerry W. Levin(17)	4,465	*
Richard W. Roedel(18)	26,960	*
All Directors and Executive Officers as a Group (13 persons)	2,042,180	*

*	Represents less than one percent.
(1)	Fractional shares are rounded to the nearest whole share. All information is based upon materials furnished to us by the respective shareholders or contained in filings made with the SEC. For purposes of this table, if a person has or shares voting or investment power with respect to any of our Common Stock, then such Common Stock is considered beneficially owned by that person under the SEC rules. Shares of our Common Stock beneficially owned include direct and indirect ownership of shares, restricted stock and stock options and stock appreciation rights which are vested or are expected to vest within 60 days of March 20, 2015. Unless otherwise indicated in the table, the address of all listed shareholders is c/o Lorillard, Inc., 714 Green Valley Road, Greensboro, North Carolina 27408.
(2)	Based upon 360,325,716 shares of our Common Stock outstanding as of March 20, 2015. Shares underlying restricted stock, stock options or stock appreciation rights which vest or are expected to vest within 60 days of March 20, 2015 are deemed outstanding for the purpose of computing the percentage ownership for the named shareholders, directors and executive officers, but not the other shareholders listed.
(3)	Reflects beneficial ownership of shares of our Common Stock as reported in a Schedule 13G/A filed with the SEC by BlackRock Inc., 55 East 52nd Street, New York, NY 10022 on behalf of itself and its affiliates on January 26, 2015.
(4)	Reflects beneficial ownership of shares of our Common Stock as reported in a Schedule 13G/A filed with the SEC by FMR LLC, 245 Summer Street, Boston, MA 02110 on behalf of itself and its direct and indirect subsidiaries on February 13, 2015.
(5)	Reflects beneficial ownership of shares of our Common Stock as reported in a Schedule 13G filed with the SEC by The Vanguard Group, 100 Vanguard Blvd., Malvern, PA 19355 on behalf of itself and its affiliates on February 10, 2015.
(6)	Represents 95,972 shares of our Common Stock directly held by Mr. Kessler, 326,912 shares of restricted stock and exercisable options and/or stock appreciation rights to purchase 671,988 shares of our Common Stock.
(7)	Represents 49,551 shares of our Common Stock held by the David Howell Taylor 2011 Revocable Trust and 12,891 shares of our Common Stock, 68,700 shares of restricted stock and exercisable options and/or stock appreciation rights to purchase 74,394 shares of our Common Stock held directly held by Mr. Taylor.
(8)	Represents 52,624 shares of our Common Stock directly held by Mr. Spell, 44,581 shares of restricted stock and exercisable options and/or stock appreciation rights to purchase 55,797 shares of our Common Stock.
(9)	Represents 53,109 shares of our Common Stock directly held by Mr. Milstein, 48,285 shares of restricted stock and exercisable options and/or stock appreciation rights to purchase 131,166 shares of our Common Stock.
(10)	Represents 41,223 shares of our Common Stock directly held by Mr. Hennighausen, 38,639 shares of restricted stock and exercisable options and/or stock appreciation rights to purchase 94,775 shares of our Common Stock.
(11)	Represents 24,431 shares of our Common Stock directly held and 2,384 shares of restricted stock.
(12)	Represents 13,503 shares of our Common Stock directly held, 7,026 shares held by the Charles and Dianne Blixt Trust, of which Ms. Blixt and her spouse are the sole trustees and beneficiaries, and 2,384 shares of restricted stock.

(13)	Represents 13,914 shares of our Common Stock directly held and 2,384 shares of restricted stock.
(14)	Represents 24,576 shares of our Common Stock directly held and 2,384 shares of restricted stock.
(15)	Represents 24,576 shares of our Common Stock directly held, 7,500 shares held in an IRA and 2,384 shares of restricted stock.
(16)	Represents 15,476 shares of our Common Stock directly held, 4,842 shares held in an IRA and 2,384 shares of restricted stock.
(17)	Represents 2,081 shares of our Common Stock directly held and 2,384 shares of restricted stock.
(18)	Represents 24,576 shares held by Mr. Roedel’s spouse and 2,384 shares of restricted stock.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Independence of the Board of Directors

Under the rules of the NYSE, our Board of Directors is required to affirmatively determine which directors are independent and to disclose such determination in its annual report on Form 10-K. On February 19, 2015, our Board of Directors reviewed each director’s relationships with us in conjunction with our Independence Standards for Directors (the “Independence Standards”) and Section 303A of the NYSE Listing Standards. A copy of our Independence Standards is available on our corporate website at www.lorillard.com under the heading “Investor Relations — Governance.” A copy of our Independence Standards is also available to shareholders upon request, addressed to the Corporate Secretary at 714 Green Valley Road, Greensboro, North Carolina 27408. The Board, upon the recommendation of the Nominating and Corporate Governance Committee, affirmatively determined that all non-executive directors — Ms. Blixt and Messrs. Almon, Card, Colbert, Dangoor, Dietz, Levin and Roedel — meet the categorical standards under the Independence Standards and are independent directors under the NYSE Listing Standards.

The Board determined that Mr. Kessler, who serves as an executive officer of the Company, is not an independent director. Accordingly, eight of the nine members of our Board of Directors are independent in compliance with our Corporate Governance Guidelines, which require a majority of independent directors.

Certain Relationships and Related Person Transactions

We have a written policy regarding related person transactions which requires that any transaction, regardless of the size or amount involved, involving the Company or any of its subsidiaries in which a “related person” had or will have a direct or indirect material interest must be reviewed and approved or ratified by the Audit Committee. Directors and executive officers are required to submit all related person transactions to our General Counsel for review and reporting to the Audit Committee. A “related person” is any director, nominee for director, executive officer, holder of 5% or more of any class of our outstanding voting securities and any immediate family member of such person who shares the same household. In addition to our written policy, our legal staff is responsible for the development and implementation of other processes and controls, including regular director and officer questionnaires, to obtain information from the directors and executive officers with respect to related person transactions. Based on the facts and circumstances identified through the written policy and these information gathering processes, the Audit Committee determines whether the Company or a related person has a direct or indirect material interest in any transactions identified. During 2014, there were no reportable related person transactions.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our Audit Committee is responsible for pre-approving all audit services and permitted non-audit services, including the fees and terms thereof, to be performed for us and our subsidiaries by our Independent Auditor. The Audit Committee has adopted a pre-approval policy and implemented procedures which provide that all engagements of our Independent Auditor are reviewed and pre-approved by the Audit Committee, subject to the de minimis exception for non-audit services described in Section 10A(i)(1)(B) of the Exchange Act which our Audit Committee approves prior to the completion of the audit. The pre-approval policy also delegates pre-approval authority to the Chairman of the Audit Committee between meetings of the Audit Committee, and any such approvals are reviewed and ratified by the Audit Committee at its next scheduled meeting.

For the years ended December 31, 2014 and 2013, professional services were performed for us by Deloitte & Touche LLP, our Independent Auditor. Audit and audit-related fees aggregated approximately $2,893,000 and $2,674,000 for the years ended December 31, 2014 and 2013, respectively. Set forth below are the fees billed to us by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu and their respective affiliates. All fees and services incurred were approved in accordance with the Audit Committee’s pre-approval policy.

	Year Ended December 31,
Fees by Type	2014	2013
	(In 000s)
Audit fees	$2,079	$1,724
Audit-related fees	814	950
Tax fees	336	441
All other fees	—	—

Total	$3,229	$3,115

Audit Fees. The aggregate audit fees billed for professional services rendered by the Independent Auditor were approximately $2,079,000 and $1,724,000 for the years ended December 31, 2014 and 2013, respectively, and primarily related to the annual audits of the consolidated financial statements included in our Annual Reports on Form 10-K and our internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002 as well as reviews of the consolidated financial statements included in our Quarterly Reports on Form 10-Q.

Audit-Related Fees. Audit-related fees billed during the year ended December 31, 2014 and 2013 were approximately $814,000 and $950,000, respectively, and primarily related to consents, comfort letters, accounting due diligence and benefit plan audits.

Tax Fees. The aggregate fees billed for tax services during the year ended December 31, 2014 and 2013 were approximately $336,000 and $441,000, respectively. These fees related to tax compliance, tax advice and tax planning for the years ended December 31, 2014 and 2013.

All Other Fees. There were no fees billed for any other services during the years ended December 31, 2014 and 2013.

Pre-Approval Policy

The Audit Committee has adopted a policy and procedures for pre-approving all audit and non-audit work provided by the Independent Auditor, including audit services, audit-related services, tax services and other services permissible under the applicable SEC regulations. The Audit Committee approves the fees and services to be performed by the Independent Auditor during the year and receives quarterly updates from the Independent Auditor regarding the pre-approved services and fees. The Chair of the Audit Committee has authority to pre-approve services and fees and reports such pre-approval decisions to the Committee at its next scheduled meeting.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Exhibits

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated as of July 15, 2014, among Lorillard, Inc., Reynolds American Inc. and Lantern Acquisition Co., incorporated herein by reference to Exhibit 2.1 to our Current Report on Form 8-K (File No. 1-34097) filed on July 15, 2014‡

3.1	Amended and Restated Certificate of Incorporation of Lorillard, Inc., as of May 14, 2013, incorporated herein by reference to Exhibit 3.1 to our Current Report on Form 8-K (File No. 1-34097) filed on May 14, 2013

3.2	Amended and Restated Bylaws of Lorillard, Inc., as of May 14, 2013, incorporated herein by reference to Exhibit 3.2 to our Current Report on Form 8-K filed (File No. 1-34097) on May 14, 2013

3.3	Certificate of Amendment of Certificate of Incorporation of Lorillard Tobacco Company and Certificate of Incorporation of Lorillard Tobacco Company, incorporated herein by reference to Exhibit 3.3 to Lorillard, Inc.’s Registration Statement on Form S-3 (File No. 333-159902) filed on June 11, 2009

3.4	Bylaws of Lorillard Tobacco Company, incorporated herein by reference to Exhibit 3.4 to Lorillard, Inc.’s Registration Statement on Form S-3 (File No. 333-159902) filed on June 11, 2009

4.1	Specimen certificate for shares of common stock of Lorillard, Inc., incorporated herein by reference to Exhibit 4.1 to our Amended Registration Statement on Form S-4 (File No. 333-149051) filed on May 9, 2008

4.2	Indenture, dated June 23, 2009, among Lorillard Tobacco Company, Lorillard, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee, incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K (File No. 1-34097) filed on June 23, 2009

4.3	First Supplemental Indenture, dated June 23, 2009, among Lorillard Tobacco Company, Lorillard, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee, incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K (File No. 1-34097) filed on June 23, 2009

4.4	Second Supplemental Indenture, dated April 12, 2010, among Lorillard Tobacco Company, Lorillard, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee, incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K (File No. 1-34097) filed on April 12, 2010

4.5	Third Supplemental Indenture, dated August 4, 2011, among Lorillard Tobacco Company, Lorillard, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee, incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K (File No. 1-34097) filed on August 4, 2011

4.6	Fourth Supplemental Indenture, dated August 21, 2012, among Lorillard Tobacco Company, Lorillard, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee, incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K (File No. 1-34097) filed on August 21, 2012

4.7	Fifth Supplemental Indenture, dated May 20, 2013, among Lorillard Tobacco Company, Lorillard, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee, incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K (File No. 1-34097) filed on May 20, 2013

4.8	Form of 8.125% Senior Note due 2019 of Lorillard Tobacco Company, incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K (File No. 1-34097) filed on June 23, 2009

4.9	Form of 6.875% Senior Note due 2020 of Lorillard Tobacco Company, incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K (File No. 1-34097) filed on April 12, 2010

4.10	Form of 8.125% Senior Note due 2040 of Lorillard Tobacco Company, incorporated by reference to Exhibit 4.4 to our Current Report on Form 8-K (File No. 1-34097) filed on April 12, 2010

Exhibit Number	Description

4.11	Form of 3.500% Senior Note due 2016 of Lorillard Tobacco Company, incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K (File No. 1-34097) filed on August 4, 2011

4.12	Form of 7.000% Senior Note due 2041 of Lorillard Tobacco Company, incorporated by reference to Exhibit 4.4 to our Current Report on Form 8-K (File No. 1-34097) filed on August 4, 2011

4.13	Form of 2.300% Senior Note due 2017 of Lorillard Tobacco Company, incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K (File No. 1-34097) filed on August 21, 2012

4.14	Form of 3.750% Senior Note due 2023 of Lorillard Tobacco Company, incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K (File No. 1-34097) filed on May 20, 2013

4.15	Form of Guarantee Agreement of Lorillard, Inc. for the 8.125% Senior Notes due 2019 of Lorillard Tobacco Company, incorporated by reference to Exhibit 4.4 to Lorillard, Inc.’s Current Report on Form 8-K (File No, 1-34097) filed on June 23, 2009

4.16	Form of Guarantee Agreement of Lorillard, Inc. for the 6.875% Senior Notes due 2020 of Lorillard Tobacco Company, incorporated by reference to Exhibit 4.5 to our Current Report on Form 8-K (File No. 1-34097) filed on April 12, 2010

4.17	Form of Guarantee Agreement of Lorillard, Inc. for the 8.125% Senior Notes due 2040 of Lorillard Tobacco Company, incorporated by reference to Exhibit 4.6 to our Current Report on Form 8-K (File No. 1-34097) filed on April 12, 2010

4.18	Form of Guarantee Agreement of Lorillard, Inc. for the 3.500% Senior Notes due 2016 of Lorillard Tobacco Company, incorporated by reference to Exhibit 4.5 to our Current Report on Form 8-K (File No. 1-34097) filed on August 4, 2011

4.19	Form of Guarantee Agreement of Lorillard, Inc. for the 7.000% Senior Notes due 2041 of Lorillard Tobacco Company, incorporated by reference to Exhibit 4.6 to our Current Report on Form 8-K (File No. 1-34097) filed on August 4, 2011

4.20	Form of Guarantee Agreement of Lorillard, Inc. for the 2.300% Senior Notes due 2017 of Lorillard Tobacco Company, incorporated by reference to Exhibit 4.4 to our Current Report on Form 8-K (File No. 1-34097) filed on August 21, 2012

4.21	Form of Guarantee Agreement of Lorillard, Inc. for the 3.750% Senior Notes due 2023 of Lorillard Tobacco Company, incorporated by reference to Exhibit 4.4 to our Current Report on Form 8-K (File No. 1-34097) filed on May 20, 2013

10.1	Separation Agreement between Loews Corporation and Lorillard, Inc., Lorillard Tobacco Company, Lorillard Licensing Company, LLC, One Park Media Services, Inc. and Plisa, S.A., incorporated herein by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q (File No. 1-34097) filed on August 7, 2008

10.2	Comprehensive Settlement Agreement and Release with the State of Florida to settle and resolve with finality all present and future economic claims by the State and its subdivisions relating to the use of or exposure to tobacco products, incorporated herein by reference to Exhibit 10 to Loews’s Report on Form 8-K (File No. 1-6541) filed September 5, 1997

10.3	Comprehensive Settlement Agreement and Release with the State of Texas to settle and resolve with finality all present and future economic claims by the State and its subdivisions relating to the use of or exposure to tobacco products, incorporated herein by reference to Exhibit 10 to Loews’s Report on Form 8-K (File No. 1-6541) filed February 3, 1998

10.4	State of Minnesota Settlement Agreement and Stipulation for Entry of Consent Judgment to settle and resolve with finality all claims of the State of Minnesota relating to the subject matter of this action which have been or could have been asserted by the State, incorporated herein by reference to Exhibit 10.1 to Loews’s Report on Form 10-Q for the quarter ended March 31, 1998 (File No. 1-6541) filed May 15, 1998

10.5	State of Minnesota Consent Judgment relating to the settlement of tobacco litigation, incorporated herein by reference to Exhibit 10.2 to Loews’s Report on Form 10-Q for the quarter ended March 31, 1998 (File No. 1-6541) filed May 15, 1998

10.6	State of Minnesota Settlement Agreement and Release relating to the settlement of tobacco litigation, incorporated herein by reference to Exhibit 10.3 to Loews’s Report on Form 10-Q for the quarter ended March 31, 1998 (File No. 1-6541) filed May 15, 1998

Exhibit Number	Description

10.7	State of Minnesota State Escrow Agreement relating to the settlement of tobacco litigation, incorporated herein by reference to Exhibit 10.6 to Loews’s Report on Form 10-Q for the quarter ended March 31, 1998 (File No. 1-6541) filed May 15, 1998

10.8	Stipulation of Amendment to Settlement Agreement and For Entry of Agreed Order, dated July 2, 1998, regarding the settlement of the State of Mississippi health care cost recovery action, incorporated herein by reference to Exhibit 10.1 to Loews’s Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 1-6541) filed August 14, 2008

10.9	Mississippi Fee Payment Agreement, dated July 2, 1998, regarding the payment of attorneys’ fees, incorporated herein by reference to Exhibit 10.2 to Loews’s Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 1-6541) filed August 14, 2008

10.10	Stipulation of Amendment to Settlement Agreement and For Entry of Consent Decree, dated July 24, 1998, regarding the settlement of the Texas health care cost recovery action, incorporated herein by reference to Exhibit 10.4 to Loews’s Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 1-6541) filed on August 14, 2008

10.11	Texas Fee Payment Agreement, dated July 24, 1998, regarding the payment of attorneys’ fees, incorporated herein by reference to Exhibit 10.5 to Loews’s Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 1-6541) filed on August 14, 2008

10.12	Stipulation of Amendment to Settlement Agreement and For Entry of Consent Decree, dated September 11, 1998, regarding the settlement of the Florida health care cost recovery action, incorporated herein by reference to Exhibit 10.1 to Loews’s Report on Form 10-Q for the quarter ended September 30, 1998 (File No. 1-6541) filed November 17, 2008

10.13	Florida Fee Payment Agreement, dated September 11, 1998, regarding the payment of attorneys’ fees, incorporated herein by reference to Exhibit 10.2 to Loews’s Report on Form 10-Q for the quarter ended September 30, 1998 (File No. 1-6541) filed November 17, 2008

10.14	Master Settlement Agreement with 46 states, the District of Columbia, the Commonwealth of Puerto Rico, Guam, the U.S. Virgin Islands, American Samoa and the Northern Marianas to settle the asserted and unasserted health care cost recovery and certain other claims of those states, incorporated herein by reference to Exhibit 10 to Loews’s Current Report on Form 8-K (File No. 1-6541) filed November 25, 1998

10.16	Lorillard, Inc. 2008 Incentive Compensation Plan as amended and restated May 15, 2014, incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 1-34097) filed on May 16, 2014†

10.17	Form of Lorillard, Inc. indemnification agreement for directors and executive officers, incorporated herein by reference to Exhibit 10.19 to our Amended Registration Statement on Form S-4 (File No. 333-149051) filed on May 9, 2008†

10.18	Form of Severance Agreement for named executive officers other than the Chief Executive Officer, as amended, incorporated herein by reference to Exhibit 10.18 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 (File No. 1-34097) filed on October 23, 2014†

10.20	Form of Stock Appreciation Rights Award Certificate, incorporated herein by reference to Exhibit 10.7 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 1-34097) filed on November 4, 2008†

10.21	Form of Stock Option Award Certificate, incorporated herein by reference to Exhibit 10.22 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (File No. 1-34097) filed on May 6, 2010†

10.22	Form of Restricted Stock Award Certificate, incorporated herein by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (File No. 1-34097) filed on May 5, 2009†

10.23	Form of Restricted Stock Unit Award Certificate, incorporated herein by reference to Exhibit 10.24 to our Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 1-34097) filed on February 21, 2012†

Exhibit Number	Description

10.24	Credit Agreement, dated July 10, 2012, among Lorillard Tobacco Company, as borrower, Lorillard, Inc., as parent guarantor, the lenders referred to therein, and JPMorgan Chase Bank, N.A., as Administrative Agent, incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 1-34097) filed on July 10, 2012

10.26	Offer Letter between Lorillard, Inc. and Murray S. Kessler, dated August 12, 2010, incorporated herein by reference to Exhibit 10.3 to our Current Report on Form 8-K (File No. 1-34097) filed on August 12, 2010†

10.27	Severance Agreement between Lorillard, Inc. and Murray S. Kessler, dated October 11, 2010, as amended, incorporated herein by reference to Exhibit 10.27 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 (File No. 1-34097) filed on October 23, 2014†

10.28	Lorillard, Inc. Senior Executive Severance Pay Plan, amended and restated February 19, 2014, incorporated herein by reference to Exhibit 10.27 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 (File No. 1-34097) filed on April 24, 2014†

10.29	Asset Purchase Agreement, dated April 24, 2012, among, Lorillard Holding Company, Inc., formerly known as LRDHC, Inc., and BLEC, LLC, Intermark Brands, LLC and QSN Technologies, LLC, incorporated herein by reference to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (File No. 1-34097) filed on April 27, 2012‡

11.10	Statement regarding computation of earnings per share. (See Note 14, “Earnings Per Share,” to the Consolidated Condensed Financial Statements)**

12.1	Computation of Ratio of Earnings to Fixed Charges**

21.1	Subsidiaries of Lorillard, Inc.**

23.1	Consent of Registered Public Accounting Firm**

23.2	Consent of Management Science Associates, Inc., incorporated herein by reference to Exhibit 23.2 to our Annual Report on Form 10-K (File No. 1-34097) filed on March 2, 2009

31.1	Certification by the Chief Executive Officer of Lorillard, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a)*

31.2	Certification by the Chief Financial Officer of Lorillard, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a)*

32.1	Certification by the Chief Executive Officer and Chief Financial Officer of Lorillard, Inc. pursuant to 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002)**

101.INS	XBRL Instance Document***

101.SCH	XBRL Taxonomy Extension Schema Document***

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document***

101.LAB	XBRL Taxonomy Extension Label Linkbase Document***

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document***

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document***

*	Filed herewith.
**	Previously filed (or, with respect to Exhibit 32.1, furnished) with our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, originally filed with the SEC on February 12, 2015, which is being amended hereby.
***	Pursuant to applicable securities laws and regulations, the Company is deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and is not subject to liability under any anti-fraud provisions of the federal securities laws as long as the Company has made a good faith attempt to comply with the submission requirements and promptly amends the interactive data files after becoming aware that the interactive data files fails to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.
#	Confidential treatment has been granted for certain portions of this exhibit pursuant to an order under the Exchange Act of 1934, as amended, which portions have been omitted and filed separately with the Securities and Exchange Commission.
†	Management or compensatory plan or arrangement required to be filed pursuant to Item 601(b)(10) of Regulation S-K.
‡	Schedules and exhibits to Exhibits 2.1 and 10.29 have been omitted pursuant to Item 601 (b)(2) of Regulation S-K. The Registrant hereby undertakes to furnish supplemental copies of any omitted schedules upon request by the Securities and Exchange Commission.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 21, 2015.

LORILLARD, INC.

By:	/s/ Murray S. Kessler
	Name:	Murray S. Kessler
	Title:	Chairman, President and Chief Executive Officer (Principal Executive Officer)