Form 10-Q
period 2015-03-31
LORILLARD, INC.
filed 2015-04-21
CIK 1424847

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

Class	Outstanding at April 17, 2015
Common stock, $0.01 par value	360,327,797 shares

INTRODUCTORY NOTE

On July 15, 2014, Lorillard, Inc. announced that it had entered into a merger agreement with Reynolds American Inc. (“RAI”) and a wholly owned subsidiary of RAI (the “Merger”). Unless stated otherwise, all forward-looking information contained in this report does not take into account or give any effect to the impact of the proposed merger. For additional details regarding the proposed merger, see Note 21 to our consolidated condensed financial statements, “Merger Agreement and Merger-Related Litigation,” contained in Part I, Item 1, of this report and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contained in Part I, Item 2, of this report.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.

LORILLARD, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED BALANCE SHEETS

(UNAUDITED)

(In millions, except share and per share data)	March 31, 2015	December 31, 2014
Assets:
Cash and cash equivalents	$1,920	$1,308
Short-term investments	329	324
Accounts receivable, less allowances of $2 and $2	25	13
Other receivables	29	35
Inventories	455	404
Deferred income taxes	517	522
Other current assets	33	28

Total current assets	3,308	2,634
Plant and equipment, net	298	308
Long-term investments	154	167
Goodwill	98	100
Intangible assets	58	63
Deferred income taxes	140	142
Other assets	98	94

Total assets	$4,154	$3,508

Liabilities and Shareholders’ Deficit:
Accounts and drafts payable	$36	$31
Accrued liabilities	454	357
Settlement costs	1,525	1,187
Income taxes	158	8

Total current liabilities	2,173	1,583
Long-term debt	3,567	3,561
Postretirement pension, medical and life insurance benefits	472	473
Other liabilities	76	73

Total liabilities	6,288	5,690

Commitments and Contingent Liabilities
Shareholders’ Deficit:
Preferred stock, $0.01 par value, authorized 10 million shares	—	—
Common stock:
Authorized—600 million shares; par value—$0.01 per share
Issued—383 million and 383 million shares (outstanding 360 million and 360 million shares)	4	4
Additional paid-in capital	295	287
Accumulated deficit	(1,103)	(1,140)
Accumulated other comprehensive loss	(260)	(263)
Treasury stock at cost, 23 million and 23 million shares	(1,070)	(1,070)

Total shareholders’ deficit	(2,134)	(2,182)

Total liabilities and shareholders’ deficit	$4,154	$3,508

See Notes to Consolidated Condensed Financial Statements

LORILLARD, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF INCOME

(UNAUDITED)

	Three Months Ended March 31,
(In millions, except per share data)	2015	2014
Net sales (including excise taxes of $458 and $445, respectively)	$1,668	$1,592
Cost of sales (including excise taxes of $458 and $445, respectively)	1,002	973

Gross profit	666	619
Selling, general and administrative	179	147

Operating income	487	472
Investment income	1	8
Interest expense	(45)	(45)

Income before income taxes	443	435
Income taxes	168	164

Net income	$275	$271

Earnings per share:
Basic	$0.76	$0.75
Diluted	$0.76	$0.74

Weighted average number of shares outstanding:
Basic	359.23	362.12
Diluted	359.91	362.71

See Notes to Consolidated Condensed Financial Statements

LORILLARD, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended March 31,
(In millions)	2015	2014

Net income	$275	$271

Other comprehensive income, net of tax:
Defined benefit retirement plans gain, net of tax expense of $3 and $1	4	2
Foreign currency translation gain (loss) adjustments, net of tax expense (benefit) of $(1) and $1	(2)	1
Unrealized gain on investments, net of tax expense of $— and $—	1	—

Other comprehensive income	3	3

Comprehensive income	$278	$274

See Notes to Consolidated Condensed Financial Statements

LORILLARD, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS’ DEFICIT

(UNAUDITED)

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Treasury Shares	Total Shareholders’ Deficit
(In millions, except per share data)

Balance, January 1, 2014	$4	$256	$(1,438)	$(130)	$(756)	$(2,064)

Net income			271			271
Other comprehensive income, net of tax expense of $2				3		3
Dividends paid ($0.62 per share)			(224)			(224)
Shares repurchased					(158)	(158)
Share-based compensation		5				5
Excess tax benefit on share-based compensation		6				6

Balance, March 31, 2014	$4	$267	$(1,391)	$(127)	$(914)	$(2,161)

Balance, January 1, 2015	$4	$287	$(1,140)	$(263)	$(1,070)	$(2,182)

Net income			275			275
Other comprehensive income, net of tax expense of $2				3		3
Dividends paid ($0.66 per share)			(238)			(238)
Share-based compensation		4				4
Excess tax benefit on share-based compensation		4				4

Balance, March 31, 2015	$4	$295	$(1,103)	$(260)	$(1,070)	$(2,134)

See Notes to Consolidated Condensed Financial Statements

LORILLARD, INC. AND SUBSIDIARIES

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2015	2014
(In millions)
Cash flows from operating activities:
Net income	$275	$271
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17	19
Pension and other postretirement benefits expense	11	5
Pension and other postretirement benefits contributions	(2)	(3)
Deferred income taxes	4	3
Share-based compensation	4	5
Excess tax benefits from share-based payment arrangements	(4)	(6)
Changes in operating assets and liabilities:
Accounts and other receivables	(5)	(11)
Inventories	(52)	(53)
Accounts payable and accrued liabilities	100	58
Settlement costs	338	284
Income taxes	151	133
Other current assets	1	(2)
Other assets	3	—

Net cash provided by operating activities	841	703

Cash flows from investing activities:
Purchase of investments	(129)	(297)
Additions to plant and equipment	(2)	(8)
Sales of investments	23	16
Maturities of investments	114	43

Net cash provided by (used in) investing activities	6	(246)

Cash flows from financing activities:
Dividends paid	(238)	(224)
Shares repurchased	—	(158)
Excess tax benefits from share-based payment arrangements	4	6

Net cash used in financing activities	(234)	(376)

Effect of foreign currency rate changes on cash and cash equivalents	(1)	—

Change in cash and cash equivalents	612	81
Cash and cash equivalents, beginning of year	1,308	1,454

Cash and cash equivalents, end of period	$1,920	$1,535

Cash paid for income taxes	$16	$28
Cash paid for interest, net of cash received from interest rate swaps of $6 and $6	$17	$17

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

The Company has two reportable segments – Cigarettes and Electronic Cigarettes. The Cigarettes segment consists principally of the operations of Lorillard Tobacco Company (“Lorillard Tobacco” or “Issuer”) and related entities. The Electronic Cigarettes segment consists of the operations of LOEC, Inc. (d/b/a blu eCigs), (“LOEC” or “blu eCigs”), Cygnet UK Trading Limited (t/a SKYCIG or blu (U.K.)) (“Cygnet”, “SKYCIG” or “blu (U.K.)”) and related entities.

Basis of Presentation. The accompanying unaudited consolidated condensed financial statements reflect all adjustments necessary to present fairly the financial position as of March 31, 2015 and December 31, 2014 and the consolidated income, comprehensive income, shareholders’ deficit and cash flows for the three months ended March 31, 2015 and 2014.

Results of operations for the three months for each of the years reported herein are not necessarily indicative of results of operations of the entire year.

These consolidated condensed financial statements should be read in conjunction with the Consolidated Financial Statements and related Notes to Consolidated Financial Statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the SEC on February 12, 2015.

Recently Adopted Accounting Pronouncements. In February 2013, the FASB issued ASU 2013-02 “Comprehensive Income (Topic 220) – Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income.” ASU 2013-02 requires an entity to provide information about amounts reclassified out of accumulated other comprehensive income. An entity is also required to present either on the face of the financial statements or in the footnotes, significant items reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety. For other items that are not required under U.S. GAAP to be reclassified to net income in their entirety, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional detail about those amounts. This standard is effective for public entities prospectively for reporting periods beginning after December 15, 2012. The adoption of ASU 2013-02 did not have any impact on Lorillard’s financial position or results of operations, but resulted in disclosure of additional information about amounts reclassified out of accumulated other comprehensive income. For additional information, see Note 17, “Accumulated Other Comprehensive Loss.”

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

In August 2014, the FASB issued ASU 2014-15 “Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern.” ASU 2014-15 requires an entity’s management to evaluate whether there are conditions or events that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. Management’s evaluation should be based on relevant conditions and events that are known at the date that the financial statements are issued. This update is effective for annual periods beginning after December 15, 2016. Early application is permitted. We do not expect the adoption of ASU 2014-15 to have any impact on Lorillard’s financial position, results of operations or financial statement disclosures.

In April 2015, the FASB issued ASU 2015-03 “Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs.” ASU 2015-03 requires an entity to present debt issuance costs related to a recognized debt liability in the balance sheet as a direct deduction from the carrying amount of the debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments in this update. For public business entities, this update is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. An entity should apply the new guidance on a retrospective basis. The adoption of ASU 2015-03 will not have any impact on Lorillard’s results of operations, but will result in debt issuance costs being presented as a direct reduction from the carrying amount of debt liabilities.

2.	Acquisitions

On October 1, 2013, Lorillard acquired certain assets and operations of SKYCIG, now trading as blu (U.K.), a United Kingdom (“UK”)-based electronic cigarette (e-cigarette) business for approximately £28 million (approximately $46 million) in cash paid at closing and contingent consideration of up to an additional £30 million (approximately $45 million at March 31, 2015 exchange rates) to be paid in 2016 based on the achievement of certain financial performance benchmarks.

The results of operations of SKYCIG, now trading as blu (U.K.), are included in our consolidated financial statements beginning as of October 1, 2013. Lorillard’s consolidated revenues include $2 million and $2 million of sales of blu (U.K.) during the three months ended March 31, 2015 and 2014, respectively. Blu (U.K.) had operating losses of $(15) million and $(9) million during the three months ended March 31, 2015 and 2014, respectively.

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

Cigarette inventories (including leaf tobacco, manufactured stock and materials and supplies) are valued at the lower of cost, determined on a last-in, first-out (“LIFO”) basis, or market. Electronic cigarette inventories of $44 million and $51 million included in manufactured stock as of March 31, 2015 and December 31, 2014, respectively, are valued at the lower of cost, determined on a first-in, first-out (“FIFO”) basis, or market. Inventories consisted of the following:

	March 31, 2015	December 31, 2014
	(In millions)
Leaf tobacco	$321	$305
Manufactured stock	129	93
Material and supplies	5	6

Total	$455	$404

If the average cost method of accounting was used for inventories valued on a LIFO basis, inventories would be greater by approximately $287 million and $283 million at March 31, 2015 and December 31, 2014, respectively. During 2014, inventory quantities were reduced. This reduction resulted in liquidation of LIFO inventory layers, the effect of which decreased cost of sales for the full year by approximately $1 million.

4.	Other Current Assets

Other current assets were as follows:

	March 31, 2015	December 31, 2014
	(In millions)
Appeal bonds	$17	$17
Deposits	1	2
Prepaid income taxes	7	—
Other current assets	8	9

Total	$33	$28

5.	Plant and Equipment, Net

Plant and equipment is stated at historical cost and consisted of the following:

	March 31, 2015	December 31, 2014
	(In millions)
Land	$3	$3
Buildings	108	108
Equipment	702	700

Total	813	811
Accumulated depreciation	(515)	(503)

Plant and equipment, net	$298	$308

Depreciation expense was $12 million and $13 million for the three months ended March 31, 2015 and 2014, respectively.

6.	Goodwill and Intangible Assets

On April 24, 2012, Lorillard completed the acquisition of blu eCigs. The purchase price allocation included $64 million of goodwill and $58 million of intangible assets, $57 million of which was an indefinite lived intangible asset consisting of the blu eCigs trademark and trade name.

We evaluated our goodwill and indefinite lived intangible assets recorded as a part of the blu eCigs reporting unit for impairment as of November 1, 2014. Based on the results of our impairment analysis, no impairment of the blu eCigs goodwill or the blu eCigs trademark or trade name was determined to exist. In addition, we evaluated whether events or changes in circumstances since November 1, 2014 indicate that it is more likely than not that goodwill or indefinite-lived intangible assets recorded as part of the blu eCigs reporting unit are impaired and have determined it is not more likely than not these assets are impaired as of March 31, 2015.

There were no changes in blu eCigs goodwill or the blu eCigs trademark and trade name during the three months ended March 31, 2015.

On October 1, 2013, Lorillard completed the acquisition of SKYCIG, now trading as blu (U.K.). For additional information, see Note 2, “Acquisitions.” The purchase price allocation included $38 million of goodwill and $35 million of intangible assets, $33 million of which was the fair value ascribed to the SKYCIG trademark and trade name. The fair value ascribed to the SKYCIG trademark and trade name in connection with the acquisition is being amortized over an estimated life of 18 months, beginning October 1, 2013, and amortization ceased on March 31,2015.

We evaluated our goodwill recorded as part of the blu (U.K.) reporting unit for impairment as of September 1, 2014. Based on the results of our impairment analysis, no impairment of the blu (U.K.) goodwill was determined to exist. In addition, we evaluated whether events or changes in circumstances since September 1, 2014 indicate that it is more likely than not that goodwill recorded as part of the blu (U.K.) reporting unit is impaired and have determined it is not more likely than not blu (U.K.) goodwill is impaired as of March 31, 2015.

All goodwill and intangible assets have been recorded as a part of our blu eCigs and blu (U.K.) reporting units, both of which are components of our Electronic Cigarettes reporting segment.

There were no changes in blu (U.K.) goodwill during the three months ended March 31, 2015, other than the impact of foreign currency translation.

Intangible Assets

	Weighted Average Amortization Period	Cost	Foreign Currency Translation	Accumulated Amortization	Net Carrying Amount
(Dollars in millions)
Amortizable intangible assets:
blu eCigs Non-compete Agreement and Technology	5 years	$1	$—	$1	$—
SKYCIG Non-compete Agreement and Customer List	5 years	2	—	1	1
SKYCIG trademark and trade name	18 months	33	(3)	30	—

Amortizable intangible assets, net					1
Indefinite-lived intangible assets:
blu eCigs trademark and trade name					57

Intangible assets, net					$58

Amortizable intangible assets are amortized using the straight-line method. Amortization expense was $5 million and $6 for the three months ended March 31, 2015 and 2014, respectively.

7.	Other Assets

Other assets were as follows:

	March 31, 2015	December 31, 2014
	(In millions)
Debt issuance costs, net	$21	$22
Interest rate swap	67	61
Other prepaid assets	10	11

Total	$98	$94

8.	Accrued Liabilities

Accrued liabilities were as follows:

	March 31, 2015	December 31, 2014
	(In millions)
Legal fees	$35	$25
Salaries and other compensation	25	21
Medical and other employee benefit plans	34	29
Consumer rebates	104	85
Sales promotion	21	26
Accrued vendor charges	2	3
Excise and other taxes	114	73
Accrued interest	60	34
Litigation related accruals	31	22
Other accrued liabilities	28	39

Total	$454	$357

9.	Commitments

Lorillard leases certain real estate and transportation equipment under various operating leases. Listed below are future minimum rental payments required under those operating leases with non-cancelable terms in excess of one year.

March 31, 2015
(in millions)
2016	$2
2017	1
2018	1
2019	1

Net Minimum lease payments	$5

Rental expense for all operating leases was $1 million and $1 million for the three months ended March 31, 2015 and 2014, respectively.

At March 31, 2015, Lorillard Tobacco had contractual obligations to purchase leaf tobacco of approximately $7 million and to purchase machinery of approximately $58 million between April 1, 2015 and March 31, 2016.

At March 31, 2015, blu eCigs had contractual purchase obligations of approximately $6 million. These purchase obligations related primarily to agreements to purchase inventory between April 1, 2015 and March 31, 2016.

At March 31, 2015, blu (U.K.) did not have any contractual purchase obligations.

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

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2015, were as follows:

(In millions)	Level 1	Level 2	Level 3	Total
Cash and Cash Equivalents:
Prime money market funds	$1,920	$—	$—	$1,920

Total cash and cash equivalents	$1,920	$—	$—	$1,920

Short-term investments:
Corporate debt securities	$—	$192	$—	$192
U.S. Government agency obligations	—	67	—	67
Commercial paper	—	27	—	27
International government obligations	—	43	—	43

Total short-term investments	$—	$329	$—	$329

Long-term investments:
Corporate debt securities	$—	$117	$—	$117
U.S. Government agency obligations	—	37	—	37

Total long-term investments	$—	$154	$—	$154

Derivative Asset:
Interest rate swaps – fixed to floating rate	$—	$67	$—	$67

Other liabilities:
Blu (U.K.) earn out liability	$—	$—	$16	$16

Assets and liabilities measured at fair value on a recurring basis at December 31, 2014 were as follows:

(In millions)	Level 1	Level 2	Level 3	Total
Cash and Cash Equivalents:
Prime money market funds	$1,308	$—	$—	$1,308

Total cash and cash equivalents	$1,308	$—	$—	$1,308

Short-term investments:
Corporate debt securities	$—	$201	$—	$201
U.S. Government agency obligations	—	45	—	45
Commercial paper	—	33	—	33
International government obligations	—	45	—	45

Total short-term investments	$—	$324	$—	$324

Long-term investments:
Corporate debt securities	$—	$109	$—	$109
U.S. Government agency obligations	—	58	—	58

Total long-term investments	$—	$167	$—	$167

Derivative Asset:
Interest rate swaps — fixed to floating rate	$—	$61	$—	$61

Other liabilities:
Blu (U.K.) earn out liability	$—	$—	$17	$17

The fair value of the money market funds, classified as Level 1, utilized quoted prices in active markets.

The fair value of the interest rate swaps, classified as Level 2, utilized a market approach model using the notional amount of the interest rate swaps and observable inputs of time to maturity and market interest rates. See Note 13, “Derivative Instruments,” for additional information on the interest rate swaps.

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

There were no transfers between levels within the fair value hierarchy. There were no Level 3 purchases, sales, issuances or settlements of these assets and liabilities for the three months ended March 31, 2015 or 2014.

Proceeds from sales of available for sale securities were $23 million and $16 million for the three months ended March 31, 2015 and 2014, respectively. Proceeds from maturities of available for sale securities were $114 million and $43 million for the three months ended March 31, 2015 and 2014, respectively. For the three months ended March 31, 2015 and 2014, realized gains and losses on sales and maturities of available for sale securities were not material. The difference between the amortized cost basis and the fair value of major security types was not material as of March 31, 2015 or 2014. There was no other than temporary impairment recognized in accumulated other comprehensive income for the three months ended March 31, 2015 or 2014 and total gains for securities with net gains in accumulated other comprehensive income and total losses for securities with net losses in accumulated other comprehensive income were not material as of March 31, 2015 or 2014. Short-term investments as of March 31, 2015 and 2014 mature within one year. Long-term investments as of March 31, 2015 and 2014 mature within one to five years.

The fair value of the blu (U.K.) earn out liability (the “Earn Out”), classified as Level 3 was determined utilizing a discounted cash flows approach using various probability-weighted blu (U.K.) 2015 financial performance scenarios, upon which the ultimate earn out liability to be paid in 2016 will be based. Significant unobservable inputs used in calculating the fair value of the Earn Out include various blu (U.K.) financial performance scenarios, the probability of achieving those scenarios, and the discount rate. Based upon this calculation, the fair value of the Earn Out was determined to be £15 million (approximately $25 million), as of the date of the acquisition (October 1, 2013). The amount of the Earn Out that will be ultimately paid in 2016 could range from £0 to £30 million (approximately $0 to $45 million at March 31, 2015 exchange rates). Changes in the fair value of the Earn Out are recorded as a component of selling, general and administrative expenses of the Electronic Cigarettes segment. There was no change in the fair value of the Earn Out during the three months ended March 31, 2015 other than the impact of foreign currency translation. There was no change in the fair value of the Earn Out during the three months ended March 31, 2014. See Note 2, “Acquisitions” for additional information related to the acquisition of SKYCIG.

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

As of March 31, 2015, Lorillard was in compliance with all financial covenants and there were no borrowings under the Revolver.

12.	Long-Term Debt

Long-term debt, net of interest rate swaps, consisted of the following:

	March 31, 2015	December 31, 2014
	(In millions)
2016 Notes - 3.500% Notes due 2016	$500	$500
2017 Notes - 2.300% Notes due 2017	500	500
2019 Notes - 8.125% Notes due 2019	817	811
2020 Notes - 6.875% Notes due 2020	750	750
2023 Notes - 3.750% Notes due 2023	500	500
2040 Notes - 8.125% Notes due 2040	250	250
2041 Notes - 7.000% Notes due 2041	250	250

Total long-term debt	$3,567	$3,561

In May 2013, Lorillard Tobacco issued $500 million aggregate principal amount of 3.750% unsecured senior notes due May 20, 2023 (the “2023 Notes”) pursuant to the Indenture and the Fifth Supplemental Indenture, dated May 20, 2013. The net proceeds from the issuance were used for the repurchase of the Company’s common stock.

Lorillard Tobacco is the principal, 100% owned operating subsidiary of the Company, and the $750 million aggregate principal amount of 8.125% senior notes issued in June 2009 and due 2019 (the “2019 Notes”), $750 million aggregate principal amount of 6.875% senior notes due 2020 (the “2020 Notes”) and $250 million aggregate principal amount of 8.125% senior notes due 2040 (the “2040 Notes”), each issued in April 2010; the $500 million aggregate principal amount of 2.300% unsecured senior notes due August 21, 2017 (the “2017 Notes”); the 2023 Notes; and the $500 million aggregate principal amount of 3.500% Notes due 2016 (the “2016 Notes”), and $250 million aggregate principal amount of 7.000% Notes due 2041 (the “2041 Notes”), each issued in August 2011 (together, the “Notes”) are unconditionally guaranteed on a senior unsecured basis by the Company.

The interest rate payable on the 2019 Notes is subject to incremental increases from 0.25% to 2.00% in the event either Moody’s Investors Services, Inc. (“Moody’s”), Standard & Poor’s Ratings Services (“S&P”) or both Moody’s and S&P downgrade the 2019 Notes below investment grade (Baa3 and BBB- for Moody’s and S&P, respectively). As of March 31, 2015, our debt ratings were Baa2 and BBB- with Moody’s and S&P, respectively, both of which are investment grade.

Upon the occurrence of a change of control triggering event, Lorillard Tobacco would be required to make an offer to repurchase the Notes at a price equal to 101% of the aggregate principal amount of the Notes, plus accrued interest. A “change of control triggering event” occurs when there is both a “change of control” (as defined in the Supplemental Indentures) and the Notes cease to be rated investment grade by both Moody’s and S&P within 60 days of the occurrence of a change of control or public announcement of the intention to effect a change of control. The Notes are not entitled to any sinking fund and are not redeemable prior to maturity. The Notes contain covenants that restrict liens and sale and leaseback transactions, subject to a limited exception. At March 31, 2015 and December 31, 2014, the carrying value of the Notes was $3.567 billion and $3.561 billion, respectively, and the estimated fair value was $4.028 billion and $3.984 billion, respectively. The fair value of the Notes is based on market pricing. The fair value of the Notes, classified as Level 1, utilized quoted prices in active markets.

13.	Derivative Instruments

In September 2009, Lorillard Tobacco entered into interest rate swap agreements, which the Company guaranteed, with a total notional amount of $750 million to modify its exposure to interest rate risk by effectively converting the interest rate payable on the 2019 Notes from a fixed rate to a floating rate. Under the agreements, Lorillard Tobacco receives interest based on a fixed rate of 8.125% and pays interest based on a floating one-month LIBOR rate plus a spread of 4.625%. The variable rates were 4.798% and 4.779% as of March 31, 2015 and December 31, 2014, respectively. The agreements expire in June 2019. The interest rate swap agreements qualify for hedge accounting and were designated as fair value hedges. Under the swap agreements, Lorillard Tobacco receives a fixed rate settlement and pays a variable rate settlement with the difference recorded in interest expense. That difference reduced interest expense by $6 million for the three months ended March 31, 2015 and 2014.

For derivatives designated as fair value hedges, which relate entirely to hedges of long-term debt, changes in the fair value of the derivatives are recorded in other assets or other liabilities with an offsetting adjustment to the carrying amount of the hedged debt. At March 31, 2015 and December 31, 2014, the adjusted carrying amounts of the hedged debt were $817 million and $811 million, respectively and the amounts included in other assets were $67 million and $61 million, respectively.

If our debt rating is downgraded below Ba2 by Moody’s or BB by S&P, the swap agreements will terminate and we will be required to settle them in cash before their expiration date. As of March 31, 2015, our debt ratings were Baa2 and BBB- with Moody’s and S&P, respectively, both of which are above the ratings at which settlement of our derivative contracts would be required.

14.	Earnings Per Share

Basic and diluted earnings per share (“EPS”) were calculated using the following:

(In millions, except per share data)	Three Months Ended March 31,
	2015	2014

Numerator:
Net income, as reported	$275	$271
Less: Net income attributable to participating securities	(1)	(1)

Net income available to common shareholders	$274	$270

Denominator:

Basic EPS- weighted average shares	359.23	362.12
Effect of dilutive securities:
Stock Options and SARS	0.68	0.59

Diluted EPS- adjusted weighted average shares and assumed conversions	359.91	362.71

Earnings Per Share:
Basic	$0.76	$0.75
Diluted	$0.76	$0.74

No options to purchase shares of common stock were excluded from the diluted earnings per share calculation because their effect would be anti-dilutive for the three months ended March 31, 2015 or 2014.

15.	Retirement Plans

Lorillard has defined benefit pension, postretirement benefits, profit sharing and savings plans for eligible employees.

Net periodic benefit cost components were as follows:

	Three Months Ended March 31,
Pension Benefits	2015	2014
	(In millions)
Service cost	$8	$6
Interest cost	14	14
Expected return on plan assets	(23)	(22)
Amortization of unrecognized net loss (gain)	6	2
Amortization of unrecognized prior service cost	1	1

Net periodic benefit cost	$6	$1

	Three Months Ended March 31,
Other Postretirement Benefits	2015	2014
	(In millions)
Service cost	$2	$2
Interest cost	2	2

Net periodic benefit cost	$4	$4

Lorillard expects to contribute $0 million to its pension plans and $14 million to its other postretirement benefit plans in 2015, of which $2 million had been contributed to the postretirement benefit plans as of March 31, 2015.

16.	Share Repurchase Programs

As of January 30, 2013, the Company completed its $500 million share repurchase program that was announced in August 2012 (the “2012 Program”), after repurchasing an additional 2.8 million shares in January 2013 for $109 million at an average purchase price of $39.24. The Company repurchased a total of 12.7 million shares at an average price of $39.38 per share under this program.

As of June 4, 2014, the Company completed its $1 billion share repurchase program that was announced in March 2013 and amended in May 2013, after repurchasing an additional 2.7 million shares during the second quarter of 2014 for $156 million at an average purchase price of $58.72. The Company repurchased a total of 21.1 million shares at an average price of $47.48 per share under this program. In connection with entering into the Merger Agreement (see Note 21, “Merger Agreement and Merger-Related Litigation”), Lorillard suspended future share repurchases.

As of March 31, 2015, total shares repurchased under share repurchase programs authorized by the Board since the separation from Loews in 2008 were as follows:

Program	Amount Authorized	Number of Shares Repurchased
	(In millions)	(In millions)
July 2008 – October 2008	$400	17.6
May 2009 – July 2009	250	11.0
July 2009 – January 2010	750	29.3
February 2010 – May 2010	250	9.8
August 2010 * – August 2011	1,400	45.1
August 2011 – February 2012	750	20.1
August 2012 – January 2013	500	12.7
March 2013 **– June 2014	1,000	21.1

Total	$5,300	166.7

*	As amended on May 19, 2011
**	As amended on May 21, 2013

17.	Accumulated Other Comprehensive Loss

Changes in accumulated other comprehensive loss during the three months ended March 31, 2015 consisted of the following:

	Defined Benefit Pension and Post-Retirement Plan Items	Foreign Currency Translations Adjustments	Unrealized Gain on Investments	Total
	(In millions)
Beginning balance, January 1, 2015	$261	$2	—	$263
Pension and post-retirement plan actuarial losses (gains) and prior service cost	(4)	—	—	(4)
Foreign currency translation adjustments	—	2	—	2
Unrealized gain on investments	—	—	(1)	(1)

Ending balance March 31, 2015	$257	$4	(1)	$260

Reclassifications out of accumulated other comprehensive loss during the period were as follows:

	Amount Reclassified from Accumulated Other Comprehensive Loss	Affected Line Item in the Consolidated Statements of Income
	(In millions)
Amortization of defined benefit pension and post-retirement items:
Prior service costs	$(1)	(A)
Actuarial loss	(6)	(A)

	(7)	Total before tax
	3	Income tax benefit

Total reclassifications for the period	$(4)	Net of tax

(A)	These accumulated comprehensive loss components are included in the computation of net periodic pension cost, which is included in cost of sales and selling, general and administrative expenses. See Note 15, “Retirement Plans,” for additional details regarding net periodic pension and other post-retirement benefits costs.

Changes in accumulated other comprehensive loss during the three months ended March 31, 2014 consisted of the following:

	Defined Benefit Pension and Post-Retirement Plan Items	Foreign Currency	Total
	(In millions)
Beginning balance, January 1, 2014	$131	$(1)	$130
Pension and post-retirement plan actuarial losses (gains) and prior service cost	(2)	—	(2)
Foreign currency translation adjustments	—	(1)	(1)

Ending balance March 31, 2014	$129	$(2)	$127

Reclassifications out of accumulated other comprehensive loss during the period were as follows:

	Amount Reclassified from Accumulated Other Comprehensive Loss	Affected Line Item in the Consolidated Statements of Income
	(In millions)
Amortization of defined benefit pension items:
Prior service costs	$(1)	(A)
Actuarial loss	(2)	(A)

	(3)	Total before tax
	1	Income tax benefit

Total reclassifications for the period	$(2)	Net of tax

(A)	These accumulated comprehensive loss components are included in the computation of net periodic pension cost (see Note 15, “Retirement Plans,” for additional details), which is included in cost of sales and selling, general and administrative expenses.

18.	Segment Information

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated on a regular basis by the chief operating decision maker, in deciding how to allocate resources to an individual segment and in assessing performance. Lorillard has two reportable segments, Cigarettes and Electronic Cigarettes. Lorillard identifies segments based on how our chief operating decision maker assesses performance and allocates resources, which is based on the types of products sold by each segment. Centrally incurred costs, such as the cost of Lorillard’s sales force and administrative overhead costs, are allocated to each segment based on the percentage of each segment’s budgeted net sales (excluding federal excise taxes) of Lorillard consolidated net sales (excluding federal excise taxes).

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

	As of or For the Three Months Ended March 31, 2015
	Cigarettes	Electronic Cigarettes	Consolidating Adjustments	Total Lorillard
(In millions)
Net sales	$1,640	$28	$—	$1,668
Cost of sales	979	23	—	1,002

Gross profit	661	5	—	666
Selling, general and administrative	142	37	—	179

Operating income (loss)	$519	$(32)	$—	$487

Depreciation and amortization	$12	$5	$—	$17
Total assets	$3,987	$292	$(125)	$4,154
Capital expenditures	$2	$—	$—	$2

	As of or For the Three Months Ended March 31, 2014
	Cigarettes	Electronic Cigarettes	Consolidating Adjustments	Total Lorillard
(In millions)
Net sales	$1,541	$51	$—	$1,592
Cost of sales	938	35	—	973

Gross profit	603	16	—	619
Selling, general and administrative	120	27	—	147

Operating income (loss)	$483	$(11)	$—	$472

Depreciation and amortization	$13	$6	$—	$19
Total assets	$3,702	$335	$(125)	$3,912
Capital expenditures	$8	$—	$—	$8

19.	Consolidating Financial Information

In June 2009, April 2010, August 2011, August 2012 and May 2013, Lorillard Tobacco, as primary obligor, issued the Notes, which are unconditionally guaranteed in full by the Company for the payment and performance of Lorillard Tobacco’s obligation in connection therewith (see Note 12 for a description of the Notes).

The following sets forth the condensed consolidating balance sheets as of March 31, 2015 and December 31, 2014, condensed consolidating statements of income for the three months ended March 31, 2015 and 2014, condensed consolidating statements of comprehensive income for the three months ended March 31, 2015 and 2014, and condensed consolidating statements of cash flows for the three months ended March 31, 2015 and 2014 for the Company as parent guarantor (herein referred to as “Parent”), Lorillard Tobacco (herein referred to as “Issuer”) and all non-guarantor subsidiaries of the Company and Lorillard Tobacco. These condensed consolidating financial statements were prepared in accordance with Rule 3-10 of SEC Regulation S-X, “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered.” Lorillard accounts for investments in these subsidiaries under the equity method of accounting.

Condensed Consolidating Balance Sheets

March 31, 2015

(In millions)

	Parent	Issuer	Non-guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Assets:
Cash and cash equivalents	$12	$1,550	$358	$—	$1,920
Short term investments	—	329	—	—	329
Accounts receivable, less allowances of $2	—	15	10	—	25
Other receivables (1)	1	20	111	(103)	29
Inventories	—	411	44	—	455
Deferred income taxes	—	512	5	—	517
Other current assets	—	22	11	—	33

Total current assets	13	2,859	539	(103)	3,308
Investment in subsidiaries	—	283	—	(283)	—
Plant and equipment, net	—	295	3	—	298
Long term investments	—	154	—	—	154
Goodwill	—	—	98	—	98
Intangible assets	—	—	58	—	58
Deferred income taxes	—	141	—	(1)	140
Other assets	125	98	—	(125)	98

Total assets	$138	$3,830	$698	$(512)	$4,154

Liabilities and Shareholders’ Equity (Deficit):
Accounts and drafts payable	$—	$26	$10	$—	$36
Accrued liabilities (1)	—	535	22	(103)	454
Settlement costs	—	1,525	—	—	1,525
Income taxes	2	55	102	(1)	158

Total current liabilities	2	2,141	134	(104)	2,173
Long-term debt	—	3,567	—	—	3,567
Investment in subsidiaries	2,270	—	—	(2,270)	—
Postretirement pension, medical and life insurance benefits	—	472	—	—	472
Other liabilities	—	43	158	(125)	76

Total liabilities	2,272	6,223	292	(2,499)	6,288

Shareholders’ Equity (Deficit):
Common stock	4	—	—	—	4
Additional paid-in capital	295	167	221	(388)	295
Retained earnings/ (accumulated deficit)	(1,103)	(2,304)	189	2,115	(1,103)
Accumulated other comprehensive income (loss)	(260)	(256)	(4)	260	(260)
Treasury stock	(1,070)	—	—	—	(1,070)

Total shareholders’ equity (deficit)	(2,134)	(2,393)	406	1,987	(2,134)

Total liabilities and shareholders’ equity (deficit)	$138	$3,830	$698	$(512)	$4,154

(1)	Includes intercompany royalties between Issuer and Non-guarantor Subsidiaries of a corresponding amount.

Condensed Consolidating Balance Sheets

December 31, 2014

(In millions)

	Parent	Issuer	Non-guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Assets:
Cash and cash equivalents	$11	$1,208	$89	$—	$1,308
Short term investments	—	324	—	—	324
Accounts receivable, less allowances of $2	—	4	9	—	13
Other receivables (1)	1	26	107	(99)	35
Inventories	—	354	50	—	404
Deferred income taxes	—	516	6	—	522
Other current assets	—	25	3	—	28

Total current assets	12	2,457	264	(99)	2,634
Investment in subsidiaries	—	114	—	(114)	—
Plant and equipment, net	—	305	3	—	308
Long term investments	—	167	—	—	167
Goodwill	—	—	100	—	100
Intangible assets	—	—	63	—	63
Deferred income taxes	—	144	—	(2)	142
Other assets	125	94	—	(125)	94

Total assets	$137	$3,281	$430	$(340)	$3,508

Liabilities and Shareholders’ Equity (Deficit):
Accounts and drafts payable	$—	$24	$7	$—	$31
Accrued liabilities (1)	—	441	15	(99)	357
Settlement costs	—	1,187	—	—	1,187
Income taxes	2	7	1	(2)	8

Total current liabilities	2	1,659	23	(101)	1,583
Long-term debt	—	3,561	—	—	3,561
Investment in subsidiaries	2,317	—	—	(2,317)	—
Postretirement pension, medical and life insurance benefits	—	473	—	—	473
Other liabilities	—	42	156	(125)	73

Total liabilities	2,319	5,735	179	(2,543)	5,690

Shareholders’ Equity (Deficit):
Common stock	4	—	—	—	4
Additional paid-in capital	287	158	206	(364)	287
Retained earnings/ (accumulated deficit)	(1,140)	(2,350)	47	2,303	(1,140)
Accumulated other comprehensive income (loss)	(263)	(262)	(2)	264	(263)
Treasury stock	(1,070)	—	—	—	(1,070)

Total shareholders’ equity (deficit)	(2,182)	(2,454)	251	2,203	(2,182)

Total liabilities and shareholders’ equity (deficit)	$137	$3,281	$430	$(340)	$3,508

(1)	Includes intercompany royalties between Issuer and Non-guarantor Subsidiaries of a corresponding amount.

Condensed Consolidating Statements of Income

For the Three Months Ended March 31, 2015

(In millions)

	Parent	Issuer	Non- guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net sales (including excise taxes of $458) (1)	$—	$1,640	$299	$(271)	$1,668
Cost of sales (including excise taxes of $458)	—	979	23	—	1,002

Gross profit	—	661	276	(271)	666
Selling, general and administrative (1)	1	412	37	(271)	179

Operating income (loss)	(1)	249	239	—	487
Investment income	—	1	—	—	1
Interest income (expense)	1	(44)	(2)	—	(45)

Income before income taxes	—	206	237	—	443
Income taxes	—	73	95	—	168
Equity in earnings of subsidiaries	275	168	—	(443)	—

Net income	$275	$301	$142	$(443)	$275

(1)	Includes intercompany royalties between Issuer and Non-guarantor Subsidiaries of a corresponding amount.

Condensed Consolidating Statements of Income

For the Three Months Ended March 31, 2014

(In millions)

	Parent	Issuer	Non- guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Net sales (including excise taxes of $445) (1)	$—	$1,541	$303	$(252)	$1,592
Cost of sales (including excise taxes of $445)	—	938	35	—	973

Gross profit	—	603	268	(252)	619
Selling, general and administrative (1)	—	371	28	(252)	147

Operating income	—	232	240	—	472
Investment income	—	8	—	—	8
Interest income (expense)	1	(45)	(1)	—	(45)

Income before income taxes	1	195	239	—	435
Income taxes	—	72	92	—	164
Equity in earnings of subsidiaries	270	156	—	(426)	—

Net income	$271	$279	$147	$(426)	$271

(1)	Includes intercompany royalties between Issuer and Non-guarantor Subsidiaries of a corresponding amount.

Condensed Consolidating Statements of Comprehensive Income

For the Three Months Ended March 31, 2015

(In millions)

	Parent	Issuer	Non- guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated

Net income	$275	$301	$142	$(443)	$275

Other comprehensive income, net of tax:
Defined benefit retirement plans gain, net of tax expense of $3	4	4	—	(4)	4
Foreign currency translation adjustments, net of tax benefit of $1	(2)	—	(2)	2	(2)
Unrealized gain on investments, net of tax expense of $ —	1	1	—	(1)	1

Other comprehensive income	3	5	(2)	(3)	3

Comprehensive income	$278	$306	$140	$(446)	$278

Condensed Consolidating Statements of Comprehensive Income

For the Three Months Ended March 31, 2014

(In millions)

	Parent	Issuer	Non- guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated

Net income	$271	$279	$147	$(426)	$271

Other comprehensive income, net of tax:
Defined benefit retirement plans gain, net of tax expense of $1	2	2	—	(2)	2
Foreign currency translation adjustments, net of tax expense of $1	1	—	1	(1)	1

Other comprehensive income	3	2	1	(3)	3

Comprehensive income	$274	$281	$148	$(429)	$274

Condensed Consolidating Statements of Cash Flows

For the Three Months Ended March 31, 2015

(In millions)

	Parent	Issuer	Non- guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net income	$275	$301	$142	$(443)	$275
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity income from subsidiaries	(275)	(168)	—	443	—
Depreciation and amortization	—	12	5	—	17
Pension, health and life insurance benefits expense	—	11	—	—	11
Pension, health and life insurance contributions	—	(2)	—	—	(2)
Deferred income taxes	—	4	—	—	4
Share-based compensation	—	4	—	—	4
Excess tax benefits from share-based arrangements	—	(4)	—	—	(4)
Changes in operating assets and liabilities:
Accounts and other receivables	1	(5)	(4)	3	(5)
Inventories	—	(57)	5	—	(52)
Accounts payable and accrued liabilities	(1)	93	11	(3)	100
Settlement costs	—	338	—	—	338
Income taxes	—	53	98	—	151
Other current assets	1	2	(2)	—	1
Other assets	—	3	—		3
Return on investment in subsidiaries	253	—	—	(253)	—

Net cash provided by (used in) operating activities	254	585	255	(253)	841

Cash flows from investing activities:
Purchases of investments	—	(129)	—	—	(129)
Additions to plant and equipment	—	(2)	—	—	(2)
Sales of investments	—	23	—	—	23
Maturities of investments	—	114	—	—	114
Investments in subsidiary	(15)	—	—	15	—

Net cash provided by (used in) investing activities	(15)	6	—	15	6

Cash flows from financing activities:
Dividends paid	(238)	(253)	—	253	(238)
Contributions from parent	—	—	15	(15)	—
Excess tax benefits from share-based arrangements	—	4	—	—	4

Net cash provided by (used in) financing activities	(238)	(249)	15	238	(234)

Effect of foreign currency rate changes on cash and cash equivalents	—	—	(1)	—	(1)

Change in cash and cash equivalents	1	342	269	—	612
Cash and cash equivalents, beginning of year	11	1,208	89	—	1,308

Cash and cash equivalents, end of period	$12	$1,550	$358	$—	$1,920

Condensed Consolidating Statements of Cash Flows

For the Three Months Ended March 31, 2014

(In millions)

	Parent	Issuer	Non- guarantor Subsidiaries	Total Consolidating Adjustments	Consolidated
Cash flows from operating activities:
Net income	$271	$279	$147	$(426)	$271
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Equity income from subsidiaries	(270)	(156)	—	426	—
Depreciation and amortization	—	13	6	—	19
Pension, health and life insurance contributions	—	(3)	—	—	(3)
Pension, health and life insurance benefits expense	—	5	—	—	5
Deferred income taxes	—	5	(2)	—	3
Share-based compensation	—	5	—	—	5
Excess tax benefits from share-based arrangements	—	(6)	—	—	(6)
Changes in operating assets and liabilities:
Accounts and other receivables	(1)	(9)	(7)	6	(11)
Inventories	—	(66)	13	—	(53)
Accounts payable and accrued liabilities	(13)	77	—	(6)	58
Settlement costs	—	284	—	—	284
Income taxes	1	40	92	—	133
Other current assets	—	(4)	2	—	(2)
Return on investment in subsidiaries	235	—	—	(235)	—

Net cash provided by (used in) operating activities	223	464	251	(235)	703

Cash flows from investing activities:
Purchases of investments	—	(297)	—	—	(297)
Additions to plant and equipment	—	(8)	—	—	(8)
Sales of investments Maturities of investments	— —	16 43	— —	— —	16 43

Net cash provided by (used in) investing activities	—	(246)	—	—	(246)

Cash flows from financing activities:
Dividends paid	(224)	(235)	—	235	(224)
Shares repurchased	(158)	—	—	—	(158)
Excess tax benefits from share-based arrangements	—	6	—	—	6

Net cash provided by (used in) financing activities	(382)	(229)	—	235	(376)

Change in cash and cash equivalents	(159)	(11)	251	—	81
Cash and cash equivalents, beginning of year	341	1,002	111	—	1,454

Cash and cash equivalents, end of period	$182	$991	$362	$—	$1,535

20.	Legal Proceedings

Overview

As of April 16, 2015, 6,953 product liability cases are pending against cigarette manufacturers in the United States. Lorillard Tobacco is a defendant in 6,027 of these cases. Lorillard, Inc. is a co-defendant in 632 pending cases, and is a defendant in one case in which Lorillard Tobacco is not a defendant. A total of 3,417 of these lawsuits are Engle Progeny Cases, described below. In addition to the product liability cases, Lorillard Tobacco and, in some instances, Lorillard, Inc., are defendants in Filter Cases and Tobacco-Related Antitrust Cases.

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

Type of Case	Total Number of Cases Pending against Lorillard as of April 16, 2015
Conventional Product Liability Cases	25
Engle Progeny Cases	3,417
West Virginia Individual Personal Injury Cases	38
Flight Attendant Cases	2,546
Class Action Case	1
Reimbursement Case	1
Filter Cases	57
Tobacco-Related Antitrust Case	1

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

Engle Progeny Cases. Engle Progeny Cases are brought by individuals who purport to be members of the decertified Engle class. These cases are pending in a number of Florida courts. Lorillard Tobacco is a defendant in 3,416 of the Engle Progeny Cases listed in the above table. Lorillard, Inc. is a co-defendant in 629 Engle Progeny Cases, and is a defendant in one case in which Lorillard Tobacco is not a defendant. The time period for filing Engle Progeny Cases expired in January 2008 and no additional cases may be filed. Some of the Engle Progeny Cases were filed on behalf of multiple class members. Some of the courts hearing the cases filed by multiple class members have severed these suits into separate individual cases. It is possible the remaining suits filed by multiple class members may also be severed into separate individual cases.

West Virginia Individual Personal Injury Cases. In a 1999 administrative order, the West Virginia Supreme Court of Appeals transferred to the West Virginia Mass Litigation Panel a group of cases brought by individuals who allege cancer or other health effects caused by smoking cigarettes, smoking cigars, or using smokeless tobacco products (the “West Virginia Individual Personal Injury Cases”). The plaintiffs’ claims alleging injury from smoking cigarettes were consolidated for trial. The plaintiffs’ claims alleging injury from the use of other tobacco products were severed from the consolidated cigarette claims and have not been consolidated for trial. The time for filing a case that could be consolidated for trial with the West Virginia Individual Personal Injury Cases expired in 2000. Lorillard Tobacco is a defendant in each of the West Virginia Individual Personal Injury Cases listed in the above table. Lorillard, Inc. is not a defendant in any of the West Virginia Individual Personal Injury Cases. After the consolidated Phase I trial in 2013, judgment was entered for the defendants on all but one of the plaintiffs’ claims. That judgment was affirmed by the West Virginia Supreme Court of Appeals in 2014. The trial court has not determined whether the plaintiffs in any West Virginia Individual Personal Injury Case can proceed to a Phase II trial on causation and damages against Lorillard Tobacco.

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

Class Action Cases. Class Action Cases are purported to be brought on behalf of large numbers of individuals for damages allegedly caused by smoking. Lorillard Tobacco but not Lorillard, Inc. is a defendant in the Class Action Case listed in the above table. Neither Lorillard Tobacco nor Lorillard, Inc. is a defendant in additional Class Action Cases that are pending against other cigarette manufacturers, including approximately 16 “lights” Class Action Cases and one Class Action Case seeking a court-supervised medical monitoring program.

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

Filter Cases. Filter Cases are brought by individuals, including former employees of a predecessor of Lorillard Tobacco, who seek damages resulting from their alleged exposure to asbestos fibers that were incorporated into filter material used in one brand of cigarettes manufactured by Lorillard for a limited period of time ending more than 50 years ago. Lorillard Tobacco is a defendant in 56 of the 57 Filter Cases listed in the above table. Lorillard, Inc. is a co-defendant in two of the 56 Filter Cases that are pending against Lorillard Tobacco. Lorillard, Inc. is also a defendant in one additional Filter Case in which Lorillard Tobacco is not a defendant.

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

Neither Lorillard Tobacco nor Lorillard, Inc. was a defendant in the ten other trials since January 1, 2010. Juries found in favor of the plaintiffs and awarded compensatory damages in four of these trials and also awarded $4.0 million in punitive damages in one trial. Defendants appealed the verdicts in three of these trials. The verdict in the first case was affirmed on appeal in July 2013; judgment was satisfied and this case is concluded. As of April 16, 2015 the appeal in the second case remains pending. In September 2013, an agreement was reached between the parties in the third case and no further appellate review was taken. Satisfaction of judgment has been filed and this case is concluded. The verdict in the fourth case was affirmed on appeal in January 2015, the defendant satisfied the judgment and the case is concluded. The plaintiff in another case was awarded $25 million in punitive damages in a retrial ordered by an appellate court in which the jury was permitted to consider only the amount of punitive damages to award. Defendant’s appeal of the judgment in this case remains pending. Juries found in favor of the defendants in the five other trials. Three of these five cases have concluded. Plaintiffs in two of the cases did not pursue appeals. Plaintiff in the third case noticed an appeal, which was affirmed in February 2013, and then did not seek any further review. Plaintiff in the fourth case filed a notice of appeal to the Alaska Supreme Court from the order denying plaintiff’s motion for a new trial and that appeal remains pending. Plaintiff in the fifth case noticed an appeal and the appellate court reversed the defense verdict and ordered the case returned to the trial court for a new trial.

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

As of April 16, 2015, there were three cases scheduled for trial in 2015. As of April 16, 2015, neither Lorillard Tobacco nor Lorillard, Inc. is a defendant in any of these cases. Trial dates are subject to change.

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

On August 1, 2013, Judge William G. Young of the District of Massachusetts took over responsibility for the Engle cases in the Middle District of Florida, Jacksonville Division. Pursuant to orders entered by Judge Young in 2013 and 2014, approximately 1,203 federal Engle cases were assigned trial readiness dates. Since these orders were issued, Lorillard Tobacco was dismissed from 771 cases. On February 25, 2015, the United States District Court for the Middle District of Florida entered an order reflecting that Lorillard Tobacco, Phillip Morris and R.J. Reynolds had tentatively agreed upon a settlement in the majority of the Engle cases pending in Federal court. Lorillard’s share of the resolution is $15 million, which was recorded as a component of selling, general and administrative expenses during the first quarter of 2015. Lorillard Tobacco is a defendant in 387 of the remaining pending cases that are subject to the tentative settlement. All of the cases subject to the tentative settlement are administratively closed for a period of 90 days to allow for approval of the distribution process. This period may be reasonably extended by the Special Master if necessary. During this period, all deadlines, hearings, and trials pending in these cases are canceled. Any of these cases may be reopened upon motion of any party for any reason on or after May 27, 2015 or prior to May 27, 2015 for good cause shown. On April 6, 2015, the Court appointed a Special Master to oversee the administration and completion of the tentative settlement agreement. Lorillard Tobacco is a defendant in 45 pending cases not subject to the tentative settlement, including the Burkhart and Harris cases, discussed below. All deadlines remain in effect for these cases. The parties had previously agreed to resolve 25 of these 45 pending cases, and these cases remain subject to those previous resolution agreements.

On July 7, 2014, Plaintiffs filed a notice of appeal to the United States Court of Appeals for the Eleventh Circuit from an order dismissing 14 cases for failure to produce signed authorizations, and that appeal is stayed pending final approval of the tentative federal settlement discussed above, as of April 16, 2015. Other courts, including state courts, have entered orders dismissing additional cases.

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

In connection with the Engle Progeny Cases, Lorillard and various other tobacco manufacturing defendants face various other legal issues that could materially affect the outcome of the Engle cases. These legal issues include, but are not limited to, the application of the statute of limitations, the constitutionality of a cap on the amount of a bond necessary to obtain an automatic stay of a post-trial judgment, whether a judgment based on a claim of intentional conduct should be reduced by a jury’s findings of comparative fault, whether damages can be awarded jointly and severally, and whether plaintiffs’ strict liability and negligence claims are preempted by federal law. Various intermediate Florida appellate courts and Florida Federal Courts have issued rulings on these issues.

On April 8, 2015, the Eleventh Circuit Court of Appeals issued an opinion in the federal Graham case, reversing the Middle District of Florida’s denial of judgment as a matter of law. In that case, a jury awarded plaintiff compensatory damages on his strict liability and negligence claims. The Court held that strict liability and negligence claims based on the findings of the jury in the original Engle class action are preempted by federal laws regulating cigarettes. The Court further held that basing strict liability and negligence claims on the Engle findings implies that all cigarettes sold during the class period were defective as a matter of law and that therefore the only way that cigarette manufacturers could not breach their duty would be to not sell cigarettes, a result at odds with the objectives of Congress’ decision to regulate, and not ban, cigarettes.

On April 2, 2015, the Florida Supreme Court issued an opinion in the Hess case, reinstating a judgment awarding punitive damages that had been reversed by an intermediate Florida appellate court. The Court held that the Engle defendants are precluded from asserting a statute of repose defense to an Engle plaintiff’s fraud claim as a matter of law. Three other cases in which punitive damage awards were reversed, and which were stayed pending resolution of Hess, are pending before the Florida Supreme Court. Neither Lorillard Tobacco, nor Lorillard Inc. are defendants in Hess or the other three cases pending before the Florida Supreme Court. Also on April 2, 2015, in a related ruling, the Florida Supreme Court in the Russo case upheld the trial court’s decision to deny defendants’ requested jury instruction on the fraud statute of repose. The Florida Supreme Court held that the requested jury instruction would have precluded the jury from considering any evidence of reliance on defendants’ statements prior to the repose period. The Court reiterated its holding in Hess. Neither Lorillard Tobacco nor Lorillard, Inc. is a defendant in Russo.

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

As of April 16, 2015, trial was not underway in any Engle Progeny Cases in which either Lorillard Tobacco or Lorillard, Inc. is a defendant.

As of April 16, 2015, verdicts had been returned in twenty-one Engle Progeny Cases in which Lorillard Tobacco was a defendant. Lorillard, Inc. was a defendant in one of these twenty-one cases at the time of verdict. Juries awarded compensatory damages to the plaintiffs in sixteen of these cases. In four of the sixteen cases in which juries awarded compensatory damages, plaintiffs were awarded punitive damages from Lorillard Tobacco. In another case, the court entered an order following trial that awarded plaintiff compensatory damages. The twenty-one cases in which Lorillard Tobacco was a defendant are listed below in the order in which the verdicts were returned:

•

In Rohr v. R.J. Reynolds Tobacco Company, et al. (Circuit Court, Seventeenth Judicial Circuit, Broward County, Florida), a jury returned a verdict in favor of the defendants, including Lorillard Tobacco, in October 2010. Plaintiff in Rohr did not pursue an appeal and the case is concluded.

•

In Mrozek v. Lorillard Tobacco Company (Circuit Court, Fourth Judicial Circuit, Duval County, Florida), the jury awarded plaintiff a total of $6 million in compensatory damages and $11.3 million in punitive damages in March 2011. The jury apportioned 35% of the fault for the smoker’s injuries to the smoker and 65% to Lorillard Tobacco. The final judgment entered by the trial court reflected the jury’s verdict and awarded plaintiff $3,900,588 in compensatory damages and $11,300,000 in punitive damages plus the applicable statutory rates of annual interest. In December 2012, the Florida First District Court of Appeal affirmed the final judgment awarding compensatory and punitive damages and Lorillard Tobacco’s motion for rehearing of the appellate court opinion was denied in February 2013. In March 2013, Lorillard Tobacco filed a notice with the Florida Supreme Court seeking review of the appellate court decision. On February 13, 2014, the Florida Supreme Court declined to grant review of this case. In March 2014, Lorillard Tobacco amended the bond necessary to maintain a stay on payment of the final judgment. On March 28, 2014, Lorillard Tobacco filed a petition with the United States Supreme Court, seeking review of the due process issue, and requested that the petition be held and resolved in the same manner as the Duke, Walker, and Brown cases, also pending before the United States Supreme Court. On June 9, 2014, the United States Supreme Court denied the petitions seeking review. The trial court announced on June 25, 2014 that it had granted Lorillard Tobacco’s motion to determine the applicable rates of post-judgment interest that were in dispute. On June 27, 2014, Lorillard Tobacco made a payment of $17,500,197 to satisfy the final judgment awarding compensatory and punitive damages and post-judgment interest. On July 25, 2014, the court entered an order confirming satisfaction of judgment. On July 28, 2014, plaintiff appealed the order determining the rate of post-judgment interest payable on the final judgment, and that appeal remained pending as of April 16, 2015. The Florida First District Court of Appeal provisionally granted plaintiff’s motion for intermediate appellate court attorneys’ fees, ruling that the trial court is authorized to award appellate fees if the trial court determines entitlement to attorneys’ fees. In June 2013, the trial court granted plaintiff’s motion for entitlement to trial court attorneys’ costs and fees and also determined that plaintiff was entitled to intermediate appellate court attorneys’ fees. As of April 16, 2015, the trial court had not determined the amount of trial court or intermediate appellate court fees to award. On February 13, 2014, the Florida Supreme Court provisionally granted plaintiff’s motion for attorneys’ fees in connection with the appeal to the Florida Supreme Court, in the amount of $2,500, conditioned on the trial court’s determination of entitlement.

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

•

In Jewett v. R.J. Reynolds Tobacco Company, et al. (Circuit Court, Fourth Judicial Circuit, Duval County, Florida), the jury awarded the estate of the decedent $692,981 in compensatory damages and awarded the plaintiff $400,000 for loss of companionship in May 2011. The jury assessed 70% of the responsibility for the decedent’s injuries to the decedent, 20% to R.J. Reynolds and 10% to Lorillard Tobacco. The jury did not award punitive damages to the plaintiff. The final judgment entered by the trial court reflected the jury’s verdict and awarded plaintiff a total of $109,298 from Lorillard Tobacco plus 6% annual interest. In June 2012, an agreement was reached between the parties as to the amount of trial court costs and attorneys’ fees incurred, should the judgment be upheld on appeal, and plaintiff’s motion for costs and attorneys’ fees was withdrawn. In November 2012, the Florida First District Court of Appeal reversed the judgment awarding compensatory damages and ordered the case returned to the trial court for a new trial. In January 2013, the appellate court denied a motion filed by the plaintiff for rehearing of the decision reversing the judgment. Both the plaintiff and defendants filed notices with the Florida Supreme Court seeking review of the appellate court decision. On February 14, 2014, the Florida Supreme Court declined to grant review of this case. As of April 16, 2015, a new trial date had not been set.

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

•

In Sury v. R.J. Reynolds Tobacco Company, et al. (Circuit Court, Fourth Judicial Circuit, Duval County, Florida), in November 2011, the jury awarded plaintiff $1,000,000 in compensatory damages and assessed 60% of the responsibility for the decedent’s injuries to the decedent, 20% to Lorillard Tobacco and 20% to R.J. Reynolds. The jury returned a verdict for the defendants regarding whether punitive damages were warranted. In March 2012, the court entered a final judgment against defendants in the amount of $1,000,000, jointly and severally, plus 4.75% annual interest, declining to apply the jury’s comparative fault findings to causes of action alleging intentional conduct. On June 24, 2013, the Florida First District Court of Appeal affirmed the final judgment. Defendants’ motion for rehearing of this decision with the Florida First District Court of Appeal was denied in August 2013. The Florida Supreme Court declined review of the intermediate appellate court decision in January 2014. On March 28, 2014, defendants filed a petition with the United States Supreme Court, seeking review of the due process issue, and requested that the petition be held and resolved in the same manner as the Duke, Walker, and Brown cases, also pending before the United States Supreme Court. On June 9, 2014, the United States Supreme Court denied the petitions seeking review. On June 19, 2014, Lorillard Tobacco made a payment of $1,659,674 to satisfy the final judgment awarding compensatory damages plus post judgment interest, trial level attorneys’ fees and costs, and Florida Supreme Court fees. The Court entered an order confirming satisfaction of judgment on July 24, 2014. In June 2013, the First District Court of Appeal determined that plaintiff was entitled to attorneys’ fees in connection with the appeal to the First District Court of Appeal and directed the trial court to determine the amount. As of April 16, 2015, the trial court had not determined the amount.

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

•

In Calloway v. R.J. Reynolds Tobacco Company, et al. (Circuit Court, Seventeenth Judicial Circuit, Broward County, Florida), the jury awarded plaintiff and a daughter of the decedent a total of $20,500,000 in compensatory damages in May 2012. The jury apportioned 20.5% of the fault for the smoker’s injuries to the smoker, 27% to R.J. Reynolds, 25% to Philip Morris, 18% to Lorillard Tobacco, and 9.5% to Liggett. The jury awarded $12,600,000 in punitive damages from Lorillard Tobacco and $42,250,000 from the other defendants, for a total punitive damages award of $54,850,000. In August 2012, the court granted a post-trial motion by the defendants and lowered the compensatory damages award to $16,100,000. The court also ruled that the jury’s finding on the smoker’s percentage of comparative fault would not be applied to reduce the compensatory damage award because the jury found in favor of the plaintiff on her claims alleging intentional conduct. In August 2012, the court entered final judgment against defendants in the amount of $16,100,000 in compensatory damages, jointly and severally, and $54,850,000 ($12,600,000 from Lorillard Tobacco) in punitive damages. The court also awarded plaintiff post-judgment interest (based on a statutory rate) on the compensatory and punitive damages, which totaled approximately $2.2 million as of April 16, 2015 based on the jury-apportioned fault for Lorillard Tobacco. The final judgment also granted plaintiff’s application for trial court costs and attorneys’ fees, but as of April 16, 2015, the trial court had not awarded an amount. Defendants have noticed an appeal from the final judgment to the Florida Fourth District Court of Appeal. On March 31, 2014, plaintiff filed a motion with the Florida Fourth District Court of Appeal seeking attorneys’ fees in connection with the appeal to the Fourth District. As of April 16, 2015, the Florida Fourth District Court of Appeal had not ruled on this motion.

•

In Evers v. R.J. Reynolds Tobacco Company, et al. (Circuit Court, Thirteenth Judicial Circuit, Hillsborough County, Florida), the jury awarded plaintiff and the estate of the decedent a total of $3,230,000 in compensatory damages in February 2013. The jury apportioned 31% of the fault for the smoker’s injuries to the smoker, 60% to R.J. Reynolds and 9% to Lorillard Tobacco. The jury found that punitive damages against Lorillard Tobacco were not warranted and awarded $12,362,042 in punitive damages from R.J. Reynolds Tobacco Company. The Court granted a post-trial motion by R.J. Reynolds for a directed verdict on punitive damages and, as a result, the jury’s punitive damages award was set aside. The Court denied a motion filed by the plaintiff to reconsider the directed verdict. At a post-trial hearing, the plaintiff waived entitlement to the jury’s loss of services award which amounted to $280,000 of the total compensatory damages award. In May 2013, the court entered a final judgment that applied the jury’s comparative fault determinations and awarded plaintiff and the estate of the decedent $2,035,500 in compensatory damages ($265,500 from Lorillard Tobacco), plus the statutory rate of interest. Plaintiff and defendants have both appealed the final judgment to the Florida Second District Court of Appeal. Plaintiff also filed a motion for entitlement to trial attorneys’ fees and costs. As of April 16, 2015, the trial court had not ruled on this motion. On May 23, 2014, plaintiff filed a motion with the Florida Second District Court of Appeal seeking attorneys’ fees in connection with the appeal to the Second District. As of April 16, 2015, the Florida Second District Court of Appeal had not ruled on this motion.

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

•

In Gafney v. R.J. Reynolds Tobacco Company, et al. (Circuit Court, Fifteenth Judicial Circuit, Palm Beach County, Florida), the jury awarded plaintiff a total of $5,800,000 in compensatory damages in September 2013. The jury apportioned 34% of the fault for the smoker’s injuries to the smoker, 33% to R.J. Reynolds, and 33% to Lorillard Tobacco. Lorillard, Inc. was also a defendant in this trial but damages and comparative fault were not assessed separately for Lorillard, Inc. Because the jury found in favor of the defendants on the claims alleging intentional conduct, the plaintiff was not entitled to punitive damages. On September 26, 2013, the Court entered a final judgment that applied the jury’s comparative fault determinations and awarded the plaintiff a total of $3,828,000 in compensatory damages ($1,914,000 from Lorillard Tobacco), plus the statutory rate of interest. Defendants’ post-trial motions challenging the verdict were denied in November 2013. Defendants have noticed an appeal from the final judgment to the Florida Fourth District Court of Appeal. Plaintiff has filed a motion with the trial court seeking entitlement to attorneys’ fees and costs. As of April 16, 2015, the trial court had not ruled on this motion. On January 13, 2015, plaintiff filed a motion with the Florida Fourth District Court of Appeal seeking attorneys’ fees in connection with the appeal to the Fourth District. As of April 16, 2015, the Florida Fourth District Court of Appeal had not ruled on this motion.

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

•

In Chamberlain v. R. J. Reynolds Tobacco Company, et al. (Federal Court, Middle District, Jacksonville, Florida) the jury returned a verdict in favor of the defendants on November 15, 2013. The Court entered final judgment in favor of the defendants on November 20, 2013. Plaintiff’s motion for new trial was denied on April 25, 2014. On June 27, 2014, plaintiff filed a notice of appeal from the final judgment with the Eleventh Circuit Court of Appeals. On December 3, 2014, the Eleventh Circuit Court of Appeals dismissed the appeal from the final judgment, ruling that the filing date was past the deadline to appeal. This case is concluded.

•

In Burkhart v. R.J. Reynolds Tobacco Company, et al. (Federal Court, Middle District, Jacksonville, Florida), the jury awarded plaintiff a total of $5,000,000 in compensatory damages on May 15, 2014. The jury apportioned 50% of the fault for the smoker’s injuries to the smoker, 25% to R.J. Reynolds,

15% to Philip Morris, and 10% to Lorillard Tobacco. The jury awarded $500,000 in punitive damages from Lorillard Tobacco and $2,000,000 from the other defendants for a total punitive damages award of $2,500,000. The Court ruled that the jury’s finding on the plaintiff’s percentage of comparative fault would not be applied to reduce the compensatory damage award because the jury found in favor of the plaintiff on her claims alleging intentional conduct. On June 11, 2014, the Court entered a final judgment against defendants in the amount of $5,000,000 in compensatory damages, jointly and severally, and $2,500,000 ($500,000 from Lorillard Tobacco) in punitive damages, plus the statutory rate of interest. The Court denied defendants’ post-trial motions challenging the verdict. On October 10, 2014, defendants filed a notice of appeal from the final judgment with the Eleventh Circuit Court of Appeals. The final judgment also granted plaintiff entitlement to trial court costs, but as of April 16, 2015, the trial court had not awarded an amount. Plaintiff’s motion for attorneys’ fees and prevailing party costs was denied. This case is not subject to the tentative federal settlement discussed above.

•

In Harris v. R.J. Reynolds Tobacco Company, et al. (Federal Court, Middle District, Jacksonville, Florida), on July 31, 2014, the jury found that one of the smoker’s alleged Engle qualifying diseases did not manifest prior to the cut-off period for membership in the Engle class, and that the smoker’s other alleged Engle qualifying disease was not caused by the smoker’s addiction to cigarettes containing nicotine. However, the jury awarded compensatory damages on plaintiff’s survival and wrongful death claims in the total amount of $1,726,650. The jury apportioned 60% of the fault for the smoker’s injuries to the smoker, 15% to Philip Morris, 15% to R.J. Reynolds, and 10% to Lorillard Tobacco, in connection with plaintiff’s survival claims. The jury apportioned 70% of the fault for the smoker’s injuries to the smoker, 10% to Philip Morris, 10% to R.J. Reynolds, and 10% to Lorillard Tobacco, in connection with plaintiff’s wrongful death claims. Because the jury found in favor of the defendants on the claims alleging intentional conduct, the plaintiff was not entitled to punitive damages. On August 13, 2014, defendants filed a motion for entry of judgment in favor of all defendants, arguing that the jury’s findings establish that the smoker was not an Engle class member. On December 17, 2014, the Court denied defendants’ motion. On December 18, 2014, the Court entered final judgment, awarding $1,726,650 in compensatory damages in a lump sum against all defendants. The jury’s comparative fault determinations were not applied despite the jury’s finding in favor of the defendants on the claims alleging intentional conduct. On January 15, 2015, defendants filed additional post-trial motions challenging the verdict and the final judgment. Plaintiff does not oppose applying the jury’s comparative fault determinations to the final judgment. As of April 16, 2015, the Court had not ruled on these motions. On January 2, 2015, the plaintiff filed a motion for attorneys’ fees and costs, which defendants have opposed. As of April 16, 2015, the Court had not ruled on this motion. This case is not subject to the tentative federal settlement discussed above.

•

In Irimi v. R.J. Reynolds Tobacco Company, et al. (Circuit Court, Seventeenth Judicial Circuit, Broward County, Florida), the jury awarded plaintiff a total of $3,123,437 in compensatory damages on August 28, 2014. The jury apportioned 70% of the fault for the smoker’s injuries to the smoker, 14.5% to Lorillard Tobacco, 14.5% to R.J. Reynolds, and 1% to Liggett. Because the jury found in favor of the defendants on the claims alleging intentional conduct, the plaintiff was not entitled to punitive damages. Defendants filed post-trial motions challenging the verdict and plaintiff filed a motion for a new trial on the issue of entitlement to punitive damages. On December 18, 2014, the Court entered a final judgment that applied the jury’s comparative fault determinations and awarded the plaintiff a total of $937,031 in compensatory damages ($452,898 from Lorillard Tobacco), plus the statutory rate of interest. On January 27, 2015, the Court entered an order granting defendants’ motion for a new trial based on improper jury selection procedures, which effectively vacates the final judgment. Plaintiff filed a motion for rehearing on February 4, 2015, which was denied on February 16th, 2015. On February 23, 2015, the plaintiff filed a notice of appeal to the Florida Fourth District Court of Appeal from the order granting a new trial.

•

In Lourie v. R.J. Reynolds Tobacco Company, et al. (Circuit Court, Thirteenth Judicial Circuit, Hillsborough County, Florida), the jury awarded plaintiff and a son of the decedent a total of $1,371,549 in compensatory damages on October 10, 2014. The jury apportioned 63% of the fault for the smoker’s injuries to the smoker, 27% to Philip Morris, 7% to Lorillard Tobacco, and 3% to R.J. Reynolds. The jury found that punitive damages were not warranted against any of the defendants. The Court denied defendants’ post-trial motions challenging the verdict. On November 6, 2014, the Court entered a final judgment that applied the jury’s comparative fault determinations and awarded plaintiff and a son of the decedent a total of $507,473 in compensatory damages ($96,008 from Lorillard Tobacco), plus the statutory rate of interest. Defendants have noticed an appeal from the final judgment to the Florida Second District Court of Appeal. On November 10, 2014, plaintiff filed a motion for attorneys’ fees and costs. As of April 16, 2015, the Court had not ruled on this motion.

•

In Perrotto v. R.J. Reynolds Tobacco Company, et al. (Circuit Court, Fifteenth Judicial Circuit, Palm Beach County, Florida), the jury awarded plaintiff a total of $4,087,339 in compensatory damages on November 21, 2014. The jury apportioned 49% of the fault for the smoker’s injuries to the smoker, 25% to Philip Morris, 20% to R.J. Reynolds, 6% to Lorillard Tobacco, and 0% to Liggett. Because the jury found in favor of the defendants on the claims alleging intentional conduct, the plaintiff was not entitled to punitive damages. On December 4, 2014, the Court entered a final judgment that applied the jury’s comparative fault determinations and awarded the plaintiff a total of $2,084,545 in compensatory damages ($245,240 from Lorillard Tobacco), plus the statutory rate of interest. Defendants have filed post-trial motions challenging the verdict, and the plaintiff has filed a post-trial motion seeking a new trial on entitlement to punitive damages. Plaintiff also filed a motion for attorneys’ fees and costs. As of April 16, 2015, the Court had not ruled on these motions. On December 31, 2014, the plaintiff filed a petition with the Florida Fourth District Court of Appeal seeking to disqualify the trial judge from further consideration of this case.

•	In addition, Lorillard Tobacco was a defendant in two trials that did not result in a complete verdict:

•

In Landau v. R.J. Reynolds Tobacco Company, et al. (Federal Court, Middle District, Jacksonville, Florida), on February 18, 2015, the jury returned a verdict in favor of the plaintiff on liability and awarded plaintiff $100,000 in compensatory damages. The jury apportioned 75% of the fault for the smoker’s injuries to the smoker and 25% to Lorillard Tobacco. The jury also determined that the plaintiff was entitled to punitive damages. During the Phase II portion of the trial, to determine the amount of punitive damages, the case was resolved in its entirety by the parties. This case is concluded.

•

In Caprio v. R.J. Reynolds Tobacco Company, et al. (Circuit Court, Seventeenth Judicial Circuit, Broward County, Florida), on February 24, 2015, the jury returned an incomplete verdict form that awarded plaintiff $559,172 in compensatory damages for lost earnings and medical expenses. The jury apportioned 40% of the fault for the smoker’s injuries to the smoker, 25% to Philip Morris, 20% to R.J. Reynolds, 10% to Lorillard Tobacco, and 5% to Liggett. The jury did not answer the question as to plaintiff’s amount of damages for pain and suffering, nor did the jury answer the question as to whether punitive damages were warranted against any of the defendants. The defendants have filed motions for mistrial and for a new trial. The plaintiff has filed a motion to retain the findings of the jury. As of April 16, 2015, the Court had not ruled on these motions.

As of April 16, 2015, verdicts have been returned in 140 Engle Progeny trials since the Florida Supreme Court issued its 2006 ruling that permitted members of the Engle class to bring individual lawsuits in which neither Lorillard Tobacco nor Lorillard, Inc. was a defendant at trial. Juries awarded compensatory damages and punitive damages in 46 of the trials. In 45 of those 46 trials, the amount of punitive damages awarded has totaled approximately $876.7 million and ranged from $20,000 to $244 million. In July 2014, punitive damages of $23.6 billion were awarded in one of these cases. In that case, the Court granted in part a post-trial motion filed by the defendant and reduced the punitive damages to approximately $17 million. The defendant objected to the amount awarded and the Court ordered a new trial on the amount of punitive damages only. In 39 of the trials, juries’ awards were limited to compensatory damages. In the 55 remaining trials, juries found in favor of the defendants. Post-trial motions challenging the verdicts in some cases and appeals from final judgments in some cases are pending before various Florida circuit and intermediate appellate courts. As of April 16, 2015, one verdict in favor of the defendants and four verdicts in favor of the plaintiff have been reversed on appeal and returned to the trial court for a new trial on all issues. In ten cases, the intermediate appellate courts have ruled that the issue of damages awarded must be revisited by the trial court. As discussed above, the Florida Supreme Court reinstated a punitive damages award that had been reversed by an intermediate appellate court, and the Eleventh Circuit Court of Appeals reversed a judgment awarding compensatory damages. Motions for rehearing of these appellate court rulings are pending in some cases.

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

The first phase of the consolidated trial began April 15, 2013, and ended with a Phase I verdict returned by the jury on May 15, 2013. In its verdict, the jury found against plaintiffs on their claims for design defect, negligent design, failure to warn, intentional concealment and breach of express warranty. The jury found for plaintiffs on their claim that all ventilated filter cigarettes manufactured and sold by the defendants between 1964 and July 1, 1969 were defective because of a failure to instruct, but found that defendants’ conduct was not willful or wanton. In pleadings filed before trial, no plaintiff in an IPIC Case that was part of the Phase I trial claimed that their injuries were caused by smoking a ventilated filter cigarette manufactured and sold by Lorillard Tobacco between 1964 and July 1, 1969.

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

On November 26, 2013, plaintiffs filed a notice of appeal from the judgment and order in the Supreme Court of Appeals of West Virginia. The defendants did not file a separate appeal. On November 3, 2014, the West Virginia Supreme Court of Appeals issued a Memorandum Decision affirming the Phase I judgment and order. On November 26, 2014, the plaintiffs filed a petition for rehearing asking the Court to reconsider its ruling on one of the six grounds the plaintiffs had raised on appeal. On January 8, 2015, the Supreme Court of Appeals refused the petition for rehearing, and on January 15, the Court issued its mandate. On April 3, 2015, approximately 120 of the plaintiffs filed a petition for writ of certiorari in the Supreme Court of the United States.

In response to a request from the Mass Litigation Panel, the defendants have identified the 30 IPIC Cases that they believe could be eligible to proceed to a Phase II trial on causation and damages in the remaining failure to instruct claim. The defendants did not identify Lorillard as a defendant against which the plaintiffs in those cases could proceed in a Phase II trial because, as stated above, none of the plaintiffs in the IPIC Cases included in the Phase I trial asserted that their injuries were caused by smoking a Lorillard ventilated filter cigarette during the relevant time period. Plaintiffs, however, have taken the position that because many cigarette designs use some type of ventilation, 322 cases (including seven in which it is asserted that the smoker used Lorillard cigarettes during the relevant period) are eligible to proceed to a Phase II trial. The trial court has stated that it will decide the issue of what the phrase “ventilated filter cigarettes” meant as used in the jury’s 2013 verdict form. Plaintiffs have also indicated that some of them may seek to assert that they used brands of cigarettes other than those they identified before trial. If the court permits the plaintiffs to do so, it is possible that an unknown number of additional plaintiffs may assert that they have claims against Lorillard that should proceed to a Phase II trial.

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

The trial court has indicated that it intends to defer any consideration of the Severed IPIC Claims until after the conclusion of Phase II of the consolidated action. None of the Severed IPIC Claims or the Severed IPIC Cases was scheduled for trial as of April 16, 2015.

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

As of April 16, 2015, none of the Flight Attendant Cases were scheduled for trial. Trial dates are subject to change.

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

“Lights” Class Action Cases. Neither Lorillard Tobacco nor Lorillard, Inc. is a defendant in the approximately 16 Class Action Cases in which plaintiffs’ claims are based on the allegedly fraudulent marketing of “light” or “ultra-light” cigarettes. Classes have been certified in some of these cases. In one of these cases, Craft v. Philip Morris USA (Circuit Court, City of St. Louis, Missouri, filed February 29, 2000), trial began in September 2011. In November 2011, the court ordered a mistrial when the jury was unable to reach a verdict. The retrial of this case commenced January 8, 2014, but was postponed until February 22, 2016. In another of the “lights” Class Action Cases, Good v. Altria Group, Inc., et al. , the U.S. Supreme Court ruled in December 2008 that neither the Federal Cigarette Labeling and Advertising Act nor the Federal Trade Commission’s regulation of cigarettes’ tar and nicotine disclosures preempts (or bars) some of plaintiffs’ claims. In 2009, the Judicial Panel on Multidistrict Litigation consolidated various federal court “lights” Class Action Cases pending against Philip Morris USA or Altria Group and transferred those cases to the U.S. District Court of Maine (the “MDL cases”). The court denied plaintiffs’ motion for class certification filed in four of the MDL Cases, and a federal appellate court declined to review the class certification order. Following the appellate court’s ruling, plaintiffs dismissed thirteen of the MDL Cases, including Good v. Altria Group, Inc., et al. In April, 2012, the Judicial Panel on Multidistrict Litigation entered an order transferring the four MDL cases that remained pending to the courts in which each originated. These four cases have since been dismissed. On September 23, 2013, in the “Lights” Class Action Case Brown v. The American Tobacco Company, Inc., et al. (Superior Court, San Diego County, California), the Court issued a Statement of Decision that granted judgment in favor of the defendant. The Court held that the defendant misrepresented the health benefits of its “light” cigarette but that plaintiffs were not entitled to restitution or injunctive relief. Final judgment was entered in favor of the defendant on October 15, 2013. In December 2013, plaintiffs filed a notice of appeal of the final judgment, and the appeal remains pending. On April 29, 2014, in the “lights” Class Action Case Price, et al v. Philip Morris Incorporated (Circuit Court, Madison County, Illinois), the Fifth Judicial District of the Appellate Court of Illinois reversed the trial court’s denial of plaintiffs’ petition for relief from judgment and reinstated a 2003 verdict awarding damages. The defendant in this case filed a petition for leave to appeal in the Supreme Court of Illinois and on September 24, 2014, the Illinois Supreme Court agreed to hear the appeal.

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

In its 2006 final judgment and remedial order, the court determined that the defendants, including Lorillard Tobacco, violated certain provisions of the RICO statute, that there was a likelihood of present and future RICO violations, and that equitable relief was warranted. The government was not awarded monetary damages. The equitable relief included permanent injunctions that prohibit the defendants, including Lorillard Tobacco, from engaging in any act of racketeering, as defined under RICO; from making any material false or deceptive statements concerning cigarettes; from making any express or implied statement about health on cigarette packaging or promotional materials (these prohibitions include a ban on using such descriptors as “low tar,” “light,” “ultra- light,” “mild” or “natural”); from making any statements that “low tar,” “light,” “ultra-light,” “mild,” “natural” or low-nicotine cigarettes may result in a reduced risk of disease; and from participating in the management or control of certain entities or their successors. The final judgment and remedial order also requires the defendants, including Lorillard Tobacco, to make corrective statements on their websites, in certain media, in point-of-sale advertisements, and on cigarette package “onserts” concerning: the health effects of smoking; the addictiveness of smoking; that there are no significant health benefits to be gained by smoking “low tar,” “light,” “ultra-light,” “mild” or “natural” cigarettes; that cigarette design has been manipulated to ensure optimum nicotine delivery to smokers; and that there are adverse effects from exposure to secondhand smoke. Lorillard Tobacco accrued estimated costs of approximately $20 million in the first quarter of 2013 to comply with the final judgment and remedial order, which was recorded as a charge to selling, general and administrative expenses in 2013. The final judgment and remedial order also requires defendants, including Lorillard Tobacco, to make disclosures of disaggregated marketing data to the government, and to make document disclosures on a website and in a physical depository. The final judgment and remedial order prohibits each defendant that manufactures cigarettes, including Lorillard Tobacco, from selling any of its cigarette brands or certain elements of its business unless certain conditions are met.

The final judgment and remedial order has not yet been fully implemented. Following trial, the final judgment and remedial order was stayed because the defendants, the government and several intervenors noticed appeals to the U.S. Court of Appeals for the District of Columbia Circuit. In May 2009, a three judge panel upheld substantially all of the District Court’s final judgment and remedial order. In September 2009, the Court of Appeals denied defendants’ rehearing petitions as well as their motion to vacate those statements in the appellate ruling that address defendants’ marketing of “low tar” or “lights” cigarettes, to vacate those parts of the trial court’s judgment on that issue, and to remand the case with instructions to deny as moot the government’s allegations and requested relief regarding “lights” cigarettes. In June 2010, the U.S. Supreme Court denied all parties’ petitions for writ of certiorari. The case was returned to the trial court for implementation of the Court of Appeals’ directions in its 2009 ruling and for entry of an amended final judgment. On November 27, 2012, the court entered an order prescribing the language the defendants must include in the corrective statements defendants are to make on their websites and through other media. The court directed the parties to engage in discussions to implement the publication of those statements. On January 25, 2013, defendants appealed the court’s November 27, 2012 order to the U.S. Court of Appeals for the District of Columbia Circuit. On February 25, 2013, the Court of Appeals granted defendants’ unopposed motion to hold the appeal in abeyance pending the district court’s resolution of the issues regarding the implementation of the corrective statements. On January 10, 2014, the parties filed a joint motion requesting that the district court enter a consent order addressing the implementation of the corrective statements remedy. The district court permitted amicus briefs on the implementation issue to be filed by newspapers, broadcasters, and other entities interested in the manner in which the corrective statements would be implemented. On June 2, 2014, the district court entered a consent order implementing the corrective statements remedy. On June 25, 2014, defendants filed a notice of appeal from the June 2, 2014 order. The Court of Appeals lifted its stay of the 2013 appeal and consolidated the two appeals. Defendants’ opening brief in the consolidated appeal was filed on September 29, 2014. The Washington Legal Foundation filed an amicus curiae brief in support of defendants’ position on October 6, 2014. The government filed its brief on December 1, 2014, and the intervenors filed their brief on December 8, 2014. Also on December 8, 2014, the Tobacco Control Legal Consortium filed an amicus curiae brief in support of the plaintiffs’ position. Defendants’ reply brief was filed on January 7, 2015. The appeal was argued on February 23, 2015. Under the terms of the June 2, 2014 order, implementation of the corrective statements remedy will not begin until this appeal has been resolved.

The June 2, 2014 order did not resolve outstanding issues as to whether corrective statements must be posted in retail point-of-sale displays. The parties, as well as two retailer trade groups, filed simultaneous supplemental briefs on that issue in the district court on June 4, 2014. Their simultaneous response briefs were filed on June 18, 2014. As of April 16, 2015, the district court had not entered an amended final judgment regarding the point-of-sale displays.

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

The State Settlement Agreements provide that the agreements are not admissions, concessions or evidence of any liability or wrongdoing on the part of any party, and were entered into by the Original Participating Manufacturers to avoid the further expense, inconvenience, burden and uncertainty of litigation. Lorillard recorded charges for its obligations under the State Settlement Agreements of $339 million and $286 million for the three months ended March 31, 2015 and 2014, respectively. Lorillard’s portion of ongoing adjusted settlement payments and legal fees is based on its share of domestic cigarette shipments in the year preceding that in which the payment is due. Accordingly, Lorillard records its portions of ongoing adjusted settlement payments as part of cost of manufactured products sold as the related sales occur.

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

Lorillard Tobacco will continue to pursue these claims against those states that have not settled. Fourteen states that have not joined the settlement have taken action in state court to prevent the settlement from proceeding or to seek other relief related to the settlement. As of April 16, 2015, claims in seven states remained pending as four states withdrew their opposition; one state’s challenge was denied and not appealed; and, as noted above, two additional states joined the settlement and indefinitely stayed their challenges. Two of the states also unsuccessfully sought to preliminarily enjoin the implementation of the settlement. There is no assurance that such attempts will be resolved favorably to the Company.

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

On April 10, 2014, the MSA court in Pennsylvania issued its rulings on that state’s motion to vacate the arbitration panel’s rulings with respect to that state. The court upheld the arbitration panel’s non-diligence finding for that state. However, the court also ruled that the states that signed the settlement and had been contested in the 2003 NPM Adjustment arbitration would be deemed non-diligent for purposes of calculating that state’s share of the 2003 NPM Adjustment. The OPMs appealed this ruling and an intermediate court affirmed the MSA court’s ruling on April 10, 2015. The MSA Independent Auditor on April 14, 2014 issued revised final calculations for the April 2014 MSA payments that implement the Pennsylvania court’s ruling. The ruling was reflected as an increase of $12 million in Lorillard Tobacco’s April 15, 2014 MSA payment, and resulted in an increase to Lorillard Tobacco’s State Settlement liability and expense of $9 million.

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

In addition, in connection with the MSA, the Original Participating Manufacturers entered into an agreement to establish a $5.2 billion trust fund payable between 1999 and 2010 to compensate the tobacco growing communities in 14 states (the “Trust”). Payments to the Trust ended in 2005 as a result of an assessment imposed under a federal law, enacted in 2004, repealing the federal supply management program for tobacco growers. Under the law, tobacco quota holders and growers were compensated over 10 years with payments totaling $10.1 billion, funded by an assessment on tobacco manufacturers and importers. Payments under the law to qualifying tobacco quota holders and growers commenced in 2005 and are now complete. Lorillard Tobacco’s final payment was made on September 30, 2014. Lorillard recorded pretax charges for its obligations under the law of $28 million for the three months ended March 31, 2014.

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

Filter Cases

In addition to the above, claims have been brought against Lorillard Tobacco and Lorillard, Inc. by individuals who seek damages resulting from their alleged exposure to asbestos fibers that were incorporated into filter material used in one brand of cigarettes manufactured by a predecessor to Lorillard Tobacco for a limited period of time ending more than 50 years ago. As of April 16, 2015, Lorillard Tobacco was a defendant in 56 Filter Cases. Lorillard, Inc. was a defendant in three Filter Cases, including two that also name Lorillard Tobacco. Since January 1, 2012, Lorillard Tobacco has paid, or has reached agreement to pay, a total of approximately $45.2 million in settlements to finally resolve 167 claims. One of the resolved claims was in the case Quirin v. Lorillard Tobacco Company, et al., where a trial began on February 9, 2015, in the United States District Court for the Northern District of Illinois. On February 26, 2015, before the trial was concluded, the parties agreed to resolve the matter. On March 30, 2015, Lorillard Tobacco Company and Hollingsworth & Vose were dismissed with prejudice. Since January 1, 2012, verdicts have been returned in the following three Filter Cases: McGuire v. Lorillard Tobacco Company and Hollingsworth & Vose Company, tried in the Circuit Court, Division Four, of Jefferson County, Kentucky; Couscouris v. Hatch Grinding Wheels, et al., tried in the Superior Court of the State of California, Los Angeles; and DeLisle v. A.W. Chesterton Company, et al., tried in the Circuit Court of the 17th Judicial Circuit in and for Broward County, Florida. Pursuant to the terms of a 1952 agreement between P. Lorillard Company and H&V Specialties Co., Inc. (the manufacturer of the filter material), Lorillard Tobacco is required to indemnify Hollingsworth & Vose for legal fees, expenses, judgments and resolutions in cases and claims alleging injury from finished products sold by P. Lorillard Company that contained the filter material. In McGuire, tried in the Circuit Court, Division Four, of Jefferson County, Kentucky in 2012, the jury returned a verdict for Lorillard Tobacco and Hollingsworth & Vose, and the Court entered final judgment in May 2012. On February 14, 2014, the Kentucky Court of Appeals affirmed the final judgment in favor of Lorillard Tobacco and Hollingsworth & Vose and on April 3, 2014, the Court of Appeals denied plaintiff’s petition for rehearing. On May 2, 2014, plaintiff moved for discretionary review in the Kentucky Supreme Court, and on February 12, 2015, the Kentucky Supreme Court denied Plaintiff’s motion. This matter is now closed. On October 4, 2012, the jury in the Couscouris case returned a verdict for Lorillard Tobacco and Hollingsworth & Vose, and the court entered final judgment on November 1, 2012. On June 17, 2013, the California Court of Appeal for the Second Appellate District entered an order dismissing the appeal of the final judgment pursuant to plaintiffs’ request, but plaintiffs’ appeal of the cost judgment remained pending. However, plaintiffs abandoned their appeal on June 2, 2014, and on June 4, 2014, the appeal was dismissed. This matter is now closed. On September 13, 2013, the jury in the DeLisle case found in favor of the plaintiffs as to their claims for negligence and strict liability, and awarded $8 million. Lorillard Tobacco is responsible for 44%, or $3.52 million. Judgment was entered on November 6, 2013. Lorillard Tobacco filed its notice of appeal on November 18, 2013. Lorillard Tobacco filed its initial brief on January 6, 2015. Plaintiff’s brief is due on June 5, 2015. As of April 16, 2015, 27 Filter Cases were scheduled for trial or have been placed on courts’ trial calendars. Trial dates are subject to change.

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

On April 7, 2014, LOEC filed a complaint for declaratory judgment of trademark non-infringement against Zippmark, Inc. and certain affiliated entities (“Zippo”) in the United States District Court for the Central District of California. The lawsuit was predicated by Zippo’s decision to file oppositions with the United States Patent and Trademark Office’s Trademark Trial and Appeal Board against LOEC’s applications to register certain trademarks for “blu” and allegations that LOEC infringed several of Zippo’s registered trademarks. On May 19, 2014, Zippo filed an answer and counterclaim for trademark infringement. On June 12, 2014, LOEC filed its answer to Zippo’s counterclaim and filed its own counterclaim seeking to cancel certain Zippo trademarks based on descriptiveness and for false/fraudulent registration. On July 8, 2014, Zippo responded to LOEC’s counterclaim and included a counterclaim in reply seeking to cancel LOEC’s registered mark for “blu eCigs.” LOEC responded thereafter denying the asserted claims. In January 2015, the parties agreed to extend the time for discovery. LOEC and Zippo participated in Court-ordered mediation on March 17, 2015, but were unsuccessful in reaching settlement. On April 8, 2015, the Court continued the trial date from April 21, 2015 to May 12, 2015, and ordered the parties to participate in a second mediation. LOEC recorded a $9 million charge during the three months ended March 31, 2015 related to this matter, as a component of selling, general and administrative expenses.

In August 2014, Cygnet UK Trading Limited d/b/a blu eCigs (UK) (“Cygnet”) filed for an injunction and declarations with the High Court of Justice in London, England to protect the blu eCigs trademarks in the United Kingdom and throughout the rest of Europe. The injunction seeks to restrain Zippo from threatening Cygnet and others with proceedings in the UK for alleged infringements of Zippo’s trademarks, and the declarations seek to validate Cygnet’s rights to market and sell its products throughout Europe under the blu eCigs brands. Zippo responded to the complaint in October denying that it had threatened Cygnet with Zippo’s trademark infringement proceedings or, alternatively, that if it had threatened Cygnet, that those threats were justified; Zippo also opposed Cygnet’s declaration of non-infringement and brought a counterclaim against Cygnet for infringement of Zippo’s trademarks. In November, Cygnet defended its counterclaim stating that its use of its blu eCigs trademarks did not infringe Zippo’s trademarks on the basis that the trademarks are not identical or similar and that the goods in relation to which they are used are not identical or similar. At the same time, Cygnet also brought a counterclaim against Zippo to revoke Zippo’s trademarks for non-use and to invalidate Zippo’s trademarks in light of their descriptive and/or deceptive nature. Zippo defended the counterclaim in December stating its trademarks had been put to use and denying that the trademarks were either descriptive or deceptive. The pleadings in this matter are now closed, and the parties will participate in a case management conference on April 24, 2015, at which the Court will establish a trial date.

LOEC was also a party to three (3) patent infringement lawsuits brought by Ruyan Investment (Holdings) Limited and its successor company, Fontem Ventures B.V. (“Fontem”) in the United States District Court for the Central District of California, regarding a series of patents owned by Fontem related to electronic cigarette technology. More specifically, Fontem asserted that LOEC was infringing the Fontem patents by making, using, importing, offering to sell, and/or selling its electronic cigarettes and related products. The parties agreed to dismiss all claims without prejudice in March 2015.

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

Although no assurance can be given if and when the transactions will be completed because they remain subject to regulatory approval and other customary conditions, the transactions are expected to close in the first half of 2015.

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

The Company and RAI believe that these lawsuits are without merit; however, to eliminate the burden, expense and uncertainties inherent in such litigation, on January 15, 2015, the defendants entered into a memorandum of understanding (the “Memorandum of Understanding”) regarding the settlement of the Delaware Actions. The Memorandum of Understanding outlines the terms of the parties’ agreement in principle to settle and release all claims which were or could have been asserted in the Delaware Actions. In consideration for such settlement and release, the parties to the Delaware Actions agreed, among other things, that the Company and RAI would make certain supplemental disclosures to their joint proxy statement/prospectus, dated December 22, 2014, all of which are set forth in a Current Report on Form 8-K that the Company filed with the SEC on January 20, 2015. The Memorandum of Understanding contemplates that the parties will negotiate in good faith to agree upon a stipulation of settlement to be submitted to the court for approval as soon as practicable. The stipulation of settlement will be subject to customary conditions, including approval by the court, which will consider the fairness, reasonableness and adequacy of such settlement. There can be no assurance that the parties will ultimately enter into a stipulation of settlement or that the court will approve the settlement even if the parties were to enter into such stipulation. In such event, or if the transactions contemplated by the Merger Agreement are not consummated for any reason, the proposed settlement will be of no force and effect. The outcome of this litigation will not, in the opinion of management, materially affect Lorillard’s results of operations or equity.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our historical consolidated financial statements and the notes related to those financial statements included in this Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 (the “Form 10-Q”). In addition to historical information, the following discussion contains forward-looking statements based on current expectations that involve risks and uncertainties. Investors are cautioned not to place undue reliance on these forward-looking statements. Statements preceded by, followed by or that otherwise include the words “believe,” “expect,” “anticipate,” “intend,” “project,” “estimate,” “plan,” “may increase,” “may fluctuate” and similar expressions or future or conditional verbs such as “will,” “should,” “would,” “may” and “could” are generally forward-looking in nature and are not historical facts. Actual results and the timing of certain events may differ significantly from those projected in such forward-looking statements due to a number of factors, including those risk factors set forth in our Annual Report on Form 10-K for the year ended December 31, 2014 (the “Form 10-K”) and those risk factors set forth in “Business Environment” below, in Part II, “Item 1A. Risk Factors” and elsewhere in this Form 10-Q. Except for our ongoing obligations to disclose material information under the federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events unless required by law. For any forward-looking statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Our consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States (“GAAP”).

The terms “Lorillard,” “we,” “our” and “us” refer to Lorillard, Inc., a Delaware corporation, and its subsidiaries. The terms “Lorillard, Inc.” and the “Company” refer solely to the parent company and “Lorillard Tobacco” refers solely to Lorillard Tobacco Company, the principal subsidiary of Lorillard, Inc.

Overview

Lorillard has two reportable segments, Cigarettes and Electronic Cigarettes.

The Cigarettes segment consists principally of the operations of Lorillard, Inc., Lorillard Tobacco and related entities. Lorillard Tobacco is the third largest manufacturer of cigarettes in the United States. Founded in 1760, Lorillard Tobacco is the oldest continuously operating tobacco company in the United States. Newport, Lorillard’s flagship premium cigarette brand, is the top selling menthol and second largest selling cigarette overall in the United States based on gross units sold in the first three months of 2015 and in the full year 2014. In addition to the Newport brand, the Lorillard product line has four additional brand families marketed under the Kent, True, Maverick and Old Gold brand names. These five cigarette brands include 45 different product offerings which vary in price, taste, flavor, length and packaging.

The Electronic Cigarettes segment consists of the operations of LOEC (d/b/a blu eCigs), Cygnet Trading (t/a SKYCIG or blu (U.K.)) and related entities. blu eCigs is a leading electronic cigarette company in the United States. Lorillard acquired the blu eCigs brand and other assets used in the manufacture, distribution, development, research, marketing, advertising and sale of electronic cigarettes on April 24, 2012. Lorillard acquired certain assets and operations of SKYCIG (now t/a blu (U.K.)); a United Kingdom based electronic cigarette business, on October 1, 2013.

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

Although no assurance can be given if and when the transactions will be completed because they remain subject to regulatory approval and other customary closing conditions, the transactions are expected to close in the first half of 2015.

Critical Accounting Policies and Estimates

For a description of the critical accounting policies that require the use of significant judgments and estimates by management, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Form 10-K filed with the Securities and Exchange Commission (“SEC”) on February 12, 2015.

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

•

The domestic cigarette market, in which we conduct our only significant cigarette business, continues to contract. As a result of price increases, restrictions on advertising, promotions and smoking in public and private facilities, increases in regulation and excise taxes, health concerns, a decline in the social acceptability of smoking, increased pressure from anti-tobacco groups and other factors, domestic cigarette shipments have decreased at a compound rate of approximately 3.8% from 12 months ending March 2005 through 12 months ending March 2015.

•

Increases in cigarette prices since 1998 have led to an increase in the volume of discount and, specifically, deep discount cigarettes. Cigarette price increases have been driven by increases in federal, state and local excise taxes and by manufacturer price increases. Price increases have led, and continue to lead, to high levels of discounting and other promotional activities for premium brands. Deep discount brands have grown from an estimated domestic shipment share in 1998 of less than 2.0% to an estimated share of 12.5% for the three months ended March 31, 2015, and continue to be a significant competitive factor in the domestic cigarette market. We do not have sufficient empirical data to determine whether the increased price of cigarettes has deterred consumers from starting to smoke or encouraged them to quit smoking, but it is likely that increased prices may have had an adverse effect on consumption and may continue to do so.

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

•

Substantial federal, state and local excise taxes are reflected in the retail price of cigarettes. In 2014, the federal excise tax was $1.0066 per pack and combined state and local excise taxes ranged from $0.17 to $6.16 per pack. For 1Q 2015, there was one state excise tax increase, $0.07 per pack implemented in the state of Minnesota. On June 21, 2010, the New York state legislature approved a $1.60 per pack state excise tax increase that was implemented on July 1, 2010. The federal excise tax on cigarettes increased by $0.6166 per pack to $1.0066 per pack, effective April 1, 2009, to finance health insurance for children. The fiscal year 2015 federal budget plan included a proposal to further increase the federal excise tax on cigarettes by $0.94 per pack to fund early childhood education, and it is our expectation that several states will propose further increases in 2015 and in subsequent years. It is likely that increases in excise and similar taxes have had an adverse impact on sales of cigarettes and that the most recent increase and future increases, the extent of which cannot be predicted, could result in further volume declines for the cigarette industry, including us, and an increased sales shift toward deep discount cigarettes rather than premium brands. In addition, we and other cigarette manufacturers and importers are required to pay an assessment under a federal law designed to fund payments to tobacco quota holders and growers and are required to pay an annual user fee to the FDA.

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

The following table presents selected Lorillard and industry cigarette shipment data for the three months ended March 31, 2015 and 2014.

Selected Industry Data

	Three Months Ended March 31,
(Volume in billions)	2015	2014
Lorillard total domestic unit volume (1), (3)	9,107	8.838
Industry total domestic unit volume (1), (3)	61.296	61.012

Lorillard’s premium volume as a percentage of its total volume (2)	87.0%	86.4%
Newport’s share of Lorillard’s total volume (2)	86.3%	85.6%
Newport’s share of Lorillard’s Cigarettes Segment net sales (2)	89.0%	88.6%

(1)	Source: Management Science Associates, Inc. (“MSAI”), an independent third-party database management organization that collects wholesale shipment data from various cigarette manufacturers. MSAI divides the cigarette market into two price segments, the premium price segment and the discount or reduced price segment. MSAI’s information relating to unit sales volume and market share of certain of the smaller, primarily deep discount, cigarette manufacturers is based on estimates derived by MSAI. Management believes that volume and market share information for deep discount manufacturers may be understated.
(2)	Source: Lorillard shipment reports.
(3)	Domestic unit volume includes cigarette units sold as well as promotional units and excludes volumes for Puerto Rico and U.S. Possessions.

The following table presents selected Lorillard and industry retail market share data for the three months ended March 31, 2015 and 2014, based on Lorillard’s proprietary retail shipment database administered by MSAI, which reflects shipments from wholesalers to retailers.

Selected Domestic Cigarette Retail Market Share Data(1)

	Three Months Ended March 31,
	2015	2014
Lorillard’s share of the retail market	15.5%	15.2%
Lorillard’s share of the premium market	18.1%	17.8%
Lorillard’s share of the menthol market (2)	40.7%	40.7%

Newport’s share of the retail market	13.3%	13.0%
Newport’s share of the premium market	17.9%	17.7%
Newport’s share of the menthol market (2)	37.5%	37.5%
Total menthol segment market share for the industry (2)	32.1%	31.8%
Total discount segment market share for the industry	25.9%	26.3%

(1)	Source: Lorillard’s proprietary retail shipment database administered by MSAI., which reflect shipments from wholesalers to retailers.
(2)	Lorillard has made certain adjustments to its proprietary retail shipment data to reflect management’s judgment as to which brands are included in the menthol segment.

The market for electronic cigarettes is evolving at a very fast pace and is very fragmented, with many companies competing with similar product offerings. In the competition for retail presence, blu eCigs has begun the process of differentiating itself from the competition with unique technology, impactful displays and point of sale materials. According to Nielsen, blu’s domestic all-outlet dollar market share of electronic cigarettes decreased 20.5 share points to 23.4% for the 13 weeks ending March 28, 2015 versus the year ago 13 week period. The method of distribution for many competing companies is predominately over the internet, with only a small number of competitors currently having a significant presence at retail, although certain competitors are in the midst of new national product launches, which have been supported by aggressive introductory “free trial” promotional programs.

blu Domestic Retail Electronic Cigarette Dollar Market Share Data (3)

13 Week Reporting Periods Ended:

March 23, 2013	35.3%
June 22, 2013	42.0%
September 28, 2013	44.7%
December 21, 2013	45.0%
March 15, 2014	43.9%
July 5, 2014	39.3%
September 27, 2014	28.3%
December 27, 2014	23.0%
March 28, 2015	23.4%

(3)	Based on Nielsen, ScanTrack Database – All Outlets Combined.

Results of Operations

Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014

Lorillard Consolidated Results

	Three Months Ended March 31,
	2015	2014
	(In millions)
Net sales (including excise taxes of $458 and $445)	$1,668	$1,592
Cost of sales (including excise taxes of $458 and $445)	1,002	973

Gross profit	666	619
Selling, general and administrative	179	147

Operating income	487	472
Investment income	1	8
Interest expense	(45)	(45)

Income before income taxes	443	435
Income taxes	168	164

Net income	$275	$271

Cigarettes Segment Results

	Three Months Ended March 31,
	2015	2014
	(In millions)
Net sales (including excise taxes of $458 and $445)	$1,640	$1,541
Cost of sales (including excise taxes of $458 and $445)	979	938

Gross profit	661	603
Selling, general and administrative	142	120

Operating income	$519	$483

Net sales. Cigarette net sales increased by $99 million, or 6.4%, from $1.541 billion for the three months ended March 31, 2014 to $1.640 billion for the three months ended March 31, 2015. Net sales increased due to higher unit sales volume of $50 million (including $14 million of federal excise tax) and $49 million due to higher average unit prices reflecting price increases in May 2014 and November 2014.

Total Lorillard wholesale cigarette unit volume, which includes Puerto Rico and U.S. Possessions, increased 3.1% for the first quarter of 2015 compared to the corresponding period of 2014. Puerto Rico and U.S. Possessions increased 6.5% compared to the year ago period. Domestic wholesale cigarette unit volume, which excludes Puerto Rico and U.S. Possessions, increased 3.0% for the first quarter of 2015 compared to the corresponding period of 2014. The Company estimates total cigarette industry domestic wholesale shipments increased approximately 0.5% for the first quarter of 2015 compared to the first quarter of 2014, marking a meaningful improvement in trend versus the first half of 2014.

Total wholesale unit volume, including Puerto Rico and U.S. Possessions, for Newport, the Company’s flagship brand, increased 3.9% for the first quarter of 2015 compared to the corresponding period of 2014. Domestic wholesale cigarette unit volume for Newport, which excludes Puerto Rico and U.S. Possessions, also increased 3.9% for the quarter versus year ago. Domestic wholesale shipments for Maverick, the Company’s leading discount brand, decreased 1.1% for the first quarter of 2015 compared to the first quarter of 2014, a sequential improvement over the 3.1% decline experienced in the fourth quarter of 2014.

Based on Lorillard’s proprietary retail shipment database administered by Management Science Associates, Inc., which measures shipments from wholesale to retail, Lorillard’s first quarter 2015 domestic retail market share increased 0.3 share point versus year ago to 15.5%, its fifth consecutive quarter over 15%. Newport’s domestic retail market share was 13.3%, an increase of 0.3 share point compared to the first quarter of 2014. Lorillard’s domestic retail share of the menthol market for the first quarter of 2015 was flat versus the corresponding quarter of 2014 at 40.7%. Gains in Newport’s domestic retail market share were primarily attributable to the continued strengthening of Newport Menthol in its core geographies, continued success in expansion markets and the volume impact from the growth of Newport Non-Menthol.

Cost of sales. Cost of sales increased by $41 million, or 4.4%, from $938 million for the three months ended March 31, 2014 to $979 million for the three months ended March 31, 2015. Cost of sales reflects higher unit sales volume ($17 million, including $14 million of Federal Excise Tax), higher expenses related to the State Settlement Agreements ($53 million), and higher Food and Drug Administration fees ($1 million), partially offset by a lower Federal Assessment for Tobacco Growers ($28 million) resulting from the expiration of the assessment on September 30, 2014 and lower indirect manufacturing costs ($1 million). We recorded pre-tax charges for our obligations under the State Settlement Agreements of $339 million and $286 million for the three months ended March 31, 2015 and 2014, respectively, an increase of $53 million. The $53 million increase is primarily due to higher volume ($10) million, the inflation adjustment ($9) million, the absence of the $31 million favorable impact on Lorillard’s tobacco settlement expense related to the 2003 non-participating manufacturer arbitration award and other adjustments ($3) million.

Selling, general and administrative. Selling, general and administrative costs increased $22 million to $142 million in the three months ended March 31, 2015 compared to the three months ended March 31, 2014 primarily due to $15 million in accrued costs related to certain Engle Progeny cases, $5 million in costs related to the RAI merger agreement and higher litigation related expenses.

Electronic Cigarettes Segment Results

	Three Months Ended March 31,
	2015	2014
	(In millions)
Net sales	$28	$51
Cost of sales	23	35

Gross profit	5	16
Selling, general and administrative	37	27

Operating loss	$(32)	$(11)

Net sales. Net sales for the Electronic Cigarettes segment were $28 million for the three months ended March 31, 2015, compared to $51 million for the three months ended March 31, 2014. As of March 31, 2015, blu eCigs’ products were carried in approximately 177,000 retail outlets in the U.S. The decline in sales of blu eCigs in the U.S. of $23 million versus year ago reflects a decrease in unit volume in the first quarter of 2015 of $35 million. The decrease in unit volume was partially offset by sales from new product launches, including sales of the new blu eCigs PLUS+ kit and tank products of $3 million and cherry disposable products of $5 million as well as $6 million from the launch of the blu PLUS+ Xpress rechargeable kit in the first quarter of 2015. blu (U.K.)

was acquired on October 1, 2013 and generated $2 million and $2 million in net sales during the three months ended March 31, 2015 and 2014, respectively.

Based on the Nielsen ScanTrack Database, blu’s domestic U.S. all-outlet dollar market share of electronic cigarettes was 23.4% for the 13 weeks ending March 28, 2015, compared to 43.9% in the comparable period of 2014. The decline in blu’s market share versus the year ago 13 week period was the result of significantly increased competitive activity during the second half of 2014. While down significantly versus year ago, blu market share increased 0.4 points sequentially from 23.0% in the fourth quarter of 2014 to 23.4% in the first quarter of 2015 as a result of blu PLUS+ introductions.

Based on Nielsen ScanTrack data in the U.K., blu (U.K.)’s all-outlet dollar market share of electronic cigarettes was 8.3% for the 12 week period ending March 28, 2015 – after successfully re-branding the Company’s e-cigarette product offerings as “blu” in the second quarter of 2014.

Cost of sales. Cost of sales for the Electronic Cigarettes segment was $23 million for the three months ended March 31, 2015, compared to $35 million for the three months ended March 31, 2014. The decrease was driven by the decline in U.S. volumes noted above.

Gross profit. Gross profit was $5 million, or 17.9% of net sales, for the three months ended March 31, 2015, compared to $16 million, or 31.4% of net sales, for the three months ended March 31, 2014. Gross profit and gross profit margin for the first quarter of 2015 were negatively impacted by an increase in retail promotion costs and lower U.S. volume, partially offset by the favorable impact of new blu PLUS+ product launches.

Selling, general and administrative. Selling, general and administrative costs were $37 million for the three months ended March 31, 2015, compared to $27 million for the three months ended March 31, 2014. Selling, general and administrative costs include incremental investment to build the blu brand in the U.S. as well as to launch the blu brand in the U.K. Selling, general and administrative costs for the three months ended March 31, 2015 also include $5 million of amortization related to the SKYCIG brand and accrued costs related to the Zippo litigation of $9 million. The fair value ascribed to the SKYCIG brand in connection with the acquisition of £20 million (approximately $30 million at March 31, 2015 exchange rates) was being amortized over an estimated life of 18 months beginning October 1, 2013 and amortization ceased as of March 31, 2015.

Operating loss. The Electronic Cigarettes segment had an operating loss of $32 million for the three months ended March 31, 2015, compared to an operating loss of $11 million for the three months ended March 31, 2014. blu (U.K.)’s operating losses were $15 million and $9 million for the three months ended March 31, 2015 and March 31, 2014, respectively.

Lorillard Consolidated Results

Investment income. Investment income decreased $7 million for the three months ended March 31, 2015 compared to the three months ended March 31, 2014 due to the absence of $7 million of interest income related to the 2003 non-participating manufacturer arbitration award in 2014.

Interest expense. Interest expense remained flat at $45 million for the three months ended March 31, 2015 compared to the three months ended March 31, 2014.

Income taxes. Income taxes increased $4 million or 2.4% from $164 million for the three months ended March 31, 2014 to $168 million for the three months ended March 31, 2015. The change reflects an increase in income before income taxes of $8 million, or 1.8%, and an increase in the effective tax rate from 37.7% to 37.9% for the three months ended March 31, 2014 and 2015, respectively. The rate increase is mainly due to a valuation allowance related to blu (U.K.) deferred tax assets recorded in 2015, a decrease in the manufacturers’ deduction and non-deductible merger related expenses incurred in 2015, partially offset by a decrease in state taxes and non-deductible compensation.

Liquidity and Capital Resources

Our cash and cash equivalents of $1.920 billion at March 31, 2015 were invested in prime money market funds.

Our short-term and long-term investments totaled $329 million and $154 million as of March 31, 2015, respectively. Short-term and long-term investments consist of investment grade debt securities, all of which are classified as available for sale.

Cash Flows

Cash flow from operating activities. The principal source of liquidity for our business and operating needs is internally generated funds from our operations. We generated net cash flow from operations of $841 million for the three months ended March 31, 2015 compared to $703 million for the three months ended March 31, 2014. The increased cash flow in 2015 primarily reflects a higher increase in accrued tobacco settlement costs, accounts payable and accrued liabilities and income taxes payable.

Cash flow from investing activities. Our cash flows from investing activities provided cash of $6 million for the three months ended March 31, 2015 compared to using cash of $246 million for the three months ended March 31, 2014. The decrease in cash used by investing activities is due primarily to lower purchases of investments and higher maturities of investments.

Cash flow from financing activities. Our cash flow from operations has exceeded our working capital and capital expenditure requirements during the three months ended March 31, 2015. We paid cash dividends to our shareholders of $238 million on March 10, 2015 and $224 million on March 10, 2014. During the three months ended March 31, 2014, we repurchased shares totaling $158 million.

In May 2013, Lorillard Tobacco issued $500 million aggregate principal amount of 3.750% unsecured senior notes due May 20, 2023 (the “2023 Notes”) pursuant to the Indenture and the Fifth Supplemental Indenture, dated May 20, 2013. The net proceeds from the issuance were used for the repurchase of our common stock.

Lorillard Tobacco is the principal, wholly owned operating subsidiary of Lorillard, Inc., and the $750 million aggregate principal amount of 8.125% senior notes issued in June 2009 and due 2019 (the “2019 Notes”), $750 million aggregate principal amount of 6.875% senior notes due 2020, $250 million aggregate principal amount of 8.125% senior notes due 2040, $500 million aggregate principal amount of 3.500% Notes due 2016, the $500 million aggregate principal amount of 2.300% unsecured senior notes due August 21, 2017 (the “2017 Notes”), 2023 Notes, 2040 Notes and $250 million aggregate principal amount of 7.000% Notes due 2041 (together, the “Notes”) are unconditionally guaranteed in full on a senior unsecured basis by Lorillard, Inc.

The interest rate payable on the 2019 Notes is subject to incremental increases from 0.25% to 2.00% in the event either Moody’s Investors Services, Inc. (“Moody’s”), Standard & Poor’s Ratings Services (“S&P”) or both Moody’s and S&P downgrade the 2019 Notes below investment grade (Baa3 and BBB- for Moody’s and S&P, respectively). As of March 31, 2015, our debt ratings were Baa2 and BBB- with Moody’s and S&P, respectively, both of which are investment grade.

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

During April 2015, we paid, or will pay, $1.133 billion under the State Settlement Agreements, primarily based on 2014 volume. Included in the above number was $97 million we deposited in an interest-bearing escrow account (“Disputed Payments Account”) in accordance with procedures established in the MSA pending resolution of a claim by us and the other Original Participating Manufacturers that they are entitled to reduce their MSA payments based on a loss of market share to non-participating manufacturers. Most of the states that are parties to the MSA are disputing the availability of the reduction and we believe that this dispute will ultimately be resolved by judicial and arbitration proceedings. Our $97 million deposit in escrow is based upon the Original Participating Manufacturers collective loss of market share in 2012 that resulted in a reduction of $97 million and for adjustments related to escrow payments for other years. In April of 2014, 2013, 2012, 2011, 2010, 2009, 2008, 2007 and 2006, we had previously deposited $93 million, $119 million, $106 million, $104 million, $83 million, $73 million, $72 million, $111 million and $109 million, respectively, in the Disputed Payments Account discussed above, which was based on a loss of market share in 2011, 2010, 2009, 2008, 2007, 2006, 2005, 2004 and 2003 to non-participating manufacturers. In February 2009, we directed the release of $72 million from the Disputed Payments Account to the MSA states. This amount related to the loss of market share in 2005 and this release was pursuant to an Agreement Regarding Arbitration that we and the other Participating Manufacturers entered into with certain MSA states. In April 2013, October 2013, April 2014 and June 2014, we directed the release of $298 million, $22 million, $40 million and $12 million, respectively, from the Disputed Payments Account to the signatory states to the settlement that resolved the disputes involving MSA payment adjustments relating to non-participating manufacturers, as further discussed below. In addition, in April 2014, we directed the release of $62 million from the Disputed Payments Account to Lorillard Tobacco associated with the 2003 arbitration award, as further discussed below. We and the other Original Participating Manufacturers have the right to claim additional reductions of MSA payments in subsequent years under provisions of the MSA.

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

Lorillard Tobacco will continue to pursue these claims against those states that have not settled. Fourteen states that have not joined the settlement have taken action in state court to prevent the settlement from proceeding or to seek other relief related to the settlement. As of April 16, 2015, claims in seven states remain pending as four states withdrew their opposition; one state’s challenge was denied and not appealed; and, as noted above, two additional states joined the settlement and indefinitely stayed their challenges. Two of the states also unsuccessfully sought to preliminarily enjoin the implementation of the settlement. There is no assurance that such attempts will be resolved favorably to the Company.

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

On April 10, 2014, the MSA court in Pennsylvania issued its rulings on that state’s motion to vacate the arbitration panel’s rulings with respect to that state. The court upheld the arbitration panel’s non-diligence finding for that state. However, the court also ruled that the states that signed the settlement and had been contested in the 2003 NPM Adjustment arbitration would be deemed non-diligent for purposes of calculating that state’s share of the 2003 NPM Adjustment. The OPM’s appealed this ruling and an intermediate court affirmed the MSA court’s ruling on April 10, 2015. The MSA Independent Auditor on April 14, 2014 issued revised final calculations for the April 2014 MSA payments that implement the Pennsylvania court’s ruling. The ruling was reflected as an increase of $12 million in Lorillard Tobacco’s April 15, 2014 MSA payment, and resulted in an increase to Lorillard Tobacco’s State Settlement liability and expense of $9 million during the second quarter of 2014.

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

In addition, in connection with the MSA, the Original Participating Manufacturers entered into an agreement to establish a $5.2 billion trust fund payable between 1999 and 2010 to compensate the tobacco growing communities in 14 states (the “Trust”). Payments to the Trust ended in 2005 as a result of an assessment imposed under a federal law, enacted in 2004, repealing the federal supply management program for tobacco growers. Under the law, tobacco quota holders and growers were compensated over 10 years with payments totaling $10.1 billion, funded by an assessment on tobacco manufacturers and importers. Payments under the law to qualifying tobacco quota holders and growers commenced in 2005 and are now complete. Lorillard Tobacco’s final payment was made on September 30, 2014. Lorillard recorded pretax charges for its obligations under the law of $28 million for the three months ended March 31, 2014.

Contractual Cash Payment Obligations

The following table presents the contractual cash payment obligations of Lorillard as of March 31, 2015:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In millions)
Senior notes	$3,500	$—	$1,000	$1,500	$1,000
Interest payments related to notes	1,691	198	529	181	783
Leaf Purchase obligations	7	7	—	—	—
Contractual purchase obligations	64	64	—	—	—
Operating lease obligations	5	2	2	1	—

Total	$5,267	$271	$1,531	$1,682	$1,783

As of March 31, 2015, we do not believe that we will make any payments in the next twelve months related to gross unrecognized tax benefits. We cannot make a reasonably reliable estimate of the amount of liabilities for unrecognized tax benefits that may result in cash settlements for periods beyond twelve months.

As previously discussed, we have entered into the State Settlement Agreements which impose a stream of future payment obligations on us and the other major U.S. cigarette manufacturers. Our portion of ongoing adjusted settlement payments, including fees to settling plaintiffs’ attorneys, are based on a number of factors which are described above. Our cash payment under the State Settlement Agreements in 2014 amounted to $1.36 billion, net of the NPM settlement credit of $37 million, and we estimate our cash payments in 2015 under the State Settlement Agreements will be between $1.375 billion and $1.425 billion, primarily based on 2014 estimated industry volume. Payment obligations are not incurred until the related sales occur and therefore are not reflected in the above table.

Off-Balance Sheet Arrangements

None.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Market Risk

We invest in financial instruments that involve market risk. Our measure of market risk exposure represents an estimate of the change in fair value of our financial instruments. Market risk exposure is presented below for each class of financial instrument we held at March 31, 2015, assuming immediate adverse market movements of the magnitude described. We believe that the rate of adverse market movement represents a measure of exposure to loss under hypothetically assumed adverse conditions. The estimated market risk exposure represents the hypothetical loss to future earnings and does not represent the maximum possible loss nor any expected actual loss, even under adverse conditions, because actual adverse fluctuations would likely differ. In addition, since our investment portfolio is subject to change based on our portfolio management strategy as well as in response to changes in the market, these estimates are not necessarily indicative of the actual results which may occur. The market risk exposure represents the potential loss in carrying value and pretax impact to future earnings caused by the hypothetical change in price.

Exposure to market risk is managed and monitored by senior management. Senior management approves our overall investment strategy and has the responsibility to ensure that the investment positions are consistent with that strategy with an acceptable level of risk.

Interest rate risk. Our cash and cash equivalents consist of money market funds with major financial institutions. Our short and long-term investments are made up of available-for-sale securities which include corporate debt securities, U.S. Government agency obligations, commercial paper and international government obligations. All of our investments are exposed to fluctuations in interest rates. A sensitivity analysis, based on a hypothetical 1% increase or decrease in interest rates on our average 2015 investments, would cause an increase or decrease in pretax income of approximately $6 million for the three months ended March 31, 2015.

Our debt is denominated in US Dollars and has been issued at a fixed rate. In September 2009, we entered into interest rate swap agreements for a total notional amount of $750 million to hedge changes in fair value of the Notes due to changes in the designated benchmark interest rate. Changes in the fair value of the derivative are recorded in earnings along with offsetting adjustments to the carrying amount of the hedged debt. A sensitivity analysis, based on a hypothetical 1% change in LIBOR, would cause an increase or decrease in pretax income of approximately $2 million for the three months ended March 31, 2015.

Liquidity risk. We may be forced to cash settle all or a portion of our derivative contracts before the expiration date if our debt rating is downgraded below Ba2 by Moody’s or BB by S&P. This could have a negative impact on our cash position. Early cash settlement would result in the timing of our hedge settlement not being matched to the cash settlement of the debt. As of March 31, 2015, our debt ratings were Baa2 and BBB- with Moody’s and S&P, respectively, both of which are above the ratings at which settlement of our derivative contracts would be required. See Note 13, “Derivative Instruments,” to the Consolidated Condensed Financial Statements for additional information on derivatives.

Item 4.	Controls and Procedures.

Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a–15 under the Exchange Act as of the end of the period covered by this Form 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Form 10-Q, our disclosure controls and procedures (as defined in Rule 13a–15(e) under the Exchange Act) are effective, in all material respects, to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

With the exception of the following, there have been no other material changes in our risk factors from those disclosed in Part I, Item 1A of our Form 10-K:

As of April 16, 2015, Lorillard Tobacco is a defendant in approximately 6,027 product liability cases, including approximately 632 cases in which Lorillard, Inc. is a co-defendant. Lorillard, Inc. is a defendant in one case in which Lorillard Tobacco is not a defendant. In addition to the product liability cases, Lorillard Tobacco and, in some instances, Lorillard, Inc., are defendants in Filter Cases, Tobacco-Related Antitrust Cases, and MSA-Related Cases. These cases, which are extremely costly to defend, could result in substantial judgments against Lorillard Tobacco and/or Lorillard, Inc.

Numerous legal actions, proceedings and claims arising out of the sale, distribution, manufacture, development, advertising, marketing and claimed health effects of cigarettes are pending against Lorillard Tobacco and Lorillard, Inc., and it is likely that similar claims will continue to be filed for the foreseeable future. Lorillard Tobacco is a defendant in 56 Filter cases. Lorillard, Inc. is a co-defendant in two of the 56 Filter Cases that are pending against Lorillard Tobacco. Lorillard, Inc. is also a defendant in one additional Filter case in which Lorillard Tobacco is not a defendant. Lorillard Tobacco is a defendant in one Tobacco-Related Antitrust case. Lorillard, Inc. is not a defendant in this case. In addition, several cases have been filed against Lorillard Tobacco and other tobacco companies challenging certain provisions of the MSA among major tobacco manufacturers and 46 states and various other governments and jurisdictions, and state statutes promulgated to carry out and enforce the MSA.

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

The 2006 ruling by the Florida Supreme Court in Engle also permitted members of the Engle class to file individual claims, including claims for punitive damages. The Florida Supreme Court held that these individual plaintiffs are entitled to rely on a number of the jury’s findings in favor of the plaintiffs in the first phase of the Engle trial. These findings included that smoking cigarettes causes a number of diseases; that cigarettes are addictive or dependence-producing; and that the defendants, including Lorillard Tobacco and Lorillard, Inc., were negligent, breached express and implied warranties, placed cigarettes on the market that were defective and unreasonably dangerous, and concealed or conspired to conceal the risks of smoking. Lorillard Tobacco is a defendant in approximately 3,416 cases pending in various state and federal courts in Florida that were filed by members of the Engle class (the “Engle Progeny Cases”), including 629 cases in which Lorillard, Inc. is a co-defendant. Lorillard, Inc. is a defendant in one Engle Progeny case in which Lorillard Tobacco is not a defendant.

As of April 16, 2015, trial was not underway in any Engle Progeny Cases in which either Lorillard Tobacco or Lorillard, Inc. is a defendant. As of April 16, 2015, Lorillard Tobacco and Lorillard, Inc. are defendants in Engle Progeny Cases that have been placed on courts’ 2015 trial calendars or in which specific trial dates have been set. Trial schedules are subject to change and it is not possible to predict how many of the Engle Progeny Cases pending against Lorillard Tobacco or Lorillard, Inc. will be tried in 2015. It also is not possible to predict whether some courts will implement procedures that consolidate multiple Engle Progeny Cases for trial.

Trials of some of the Engle Progeny Cases have resulted in verdicts that have awarded damages from cigarette manufacturers, including us.

As of April 16, 2015, Lorillard has been a defendant in twenty-one Engle Progeny Cases tried to a verdict. Plaintiffs in seventeen Engle Progeny Cases were awarded compensatory damages from Lorillard Tobacco. In sixteen of these cases the damages were awarded by the jury, and in one case the court entered an order following trial that awarded plaintiff compensatory damages. In four of the seventeen cases, plaintiffs were awarded punitive damages from Lorillard Tobacco. Lorillard, Inc. was a defendant in one of these seventeen cases at the time of verdict. The seventeen cases are listed below in the order in which the verdicts were returned:

•

In Mrozek v. Lorillard Tobacco Company (Circuit Court, Fourth Judicial Circuit, Duval County, Florida), the jury awarded plaintiff a total of $6 million in compensatory damages and $11.3 million in punitive damages in March 2011. The jury apportioned 35% of the fault for the smoker’s injuries to the smoker and 65% to Lorillard Tobacco. The final judgment entered by the trial court reflected the jury’s verdict and awarded plaintiff $3,900,588 in compensatory damages and $11,300,000 in punitive damages plus the applicable statutory rates of annual interest. In December 2012, the Florida First District Court of Appeal affirmed the final judgment awarding compensatory and punitive damages and Lorillard Tobacco’s motion for rehearing of the appellate court opinion was denied in February 2013. In March 2013, Lorillard Tobacco filed a notice with the Florida Supreme Court seeking review of the appellate court decision. On February 13, 2014, the Florida Supreme Court declined to grant review of this case. In March 2014, Lorillard Tobacco amended the bond necessary to maintain a stay on payment of the final judgment. On March 28, 2014, Lorillard Tobacco filed a petition with the United States Supreme Court, seeking review of the due process issue, and requested that the petition be held and resolved in the same manner as the Duke, Walker, and Brown cases, also pending before the United States Supreme Court. On June 9, 2014, the United States Supreme Court denied the petitions seeking review. The trial court announced on June 25, 2014 that it had granted Lorillard Tobacco’s motion to determine the applicable rates of post-judgment interest that were in dispute. On June 27, 2014, Lorillard Tobacco made a payment of $17,500,197 to satisfy the final judgment awarding compensatory and punitive damages and post-judgment interest. On July 25, 2014, the court entered an order confirming satisfaction of judgment. On July 28, 2014, plaintiff appealed the order determining the rate of post-judgment interest payable on the final judgment, and that appeal remained pending as of April 16, 2015. The Florida First District Court of Appeal provisionally granted plaintiff’s motion for intermediate appellate court attorneys’ fees, ruling that the trial court is authorized to award appellate fees if the trial court determines entitlement to attorneys’ fees. In June 2013, the trial court granted plaintiff’s motion for entitlement to trial court attorneys’ costs and fees and also determined that plaintiff was entitled to intermediate appellate court attorneys’ fees. As of April 16, 2015, the trial court had not determined the amount of trial court or intermediate appellate court fees to award. On February 13, 2014, the Florida Supreme Court provisionally granted plaintiff’s motion for attorneys’ fees in connection with the appeal to the Florida Supreme Court in the amount of $2,500, conditioned on the trial court’s determination of entitlement.

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

•

In Jewett v. R.J. Reynolds Tobacco Company, et al. (Circuit Court, Fourth Judicial Circuit, Duval County, Florida), the jury awarded the estate of the decedent $692,981 in compensatory damages and awarded the plaintiff $400,000 for loss of companionship in May 2011. The jury assessed 70% of the responsibility for the decedent’s injuries to the decedent, 20% to R.J. Reynolds and 10% to Lorillard Tobacco. The jury did not award punitive damages to the plaintiff. The final judgment entered by the trial court reflected the jury’s verdict and awarded plaintiff a total of $109,298 from Lorillard Tobacco plus 6% annual interest. In November 2012, the Florida First District Court of Appeal reversed the judgment awarding compensatory damages and ordered the case returned to the trial court for a new trial. In January 2013, the appellate court denied a motion filed by the plaintiff for rehearing of the decision reversing the judgment. Both the plaintiff and defendants filed notices with the Florida Supreme Court seeking review of the appellate court decision. On February 14, 2014, the Florida Supreme Court declined to grant review of this case. As of April 16, 2015, a new trial date had not been set.

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

•

In Sury v. R.J. Reynolds Tobacco Company, et al. , (Circuit Court, Fourth Judicial Circuit, Duval County, Florida), in November 2011, the jury awarded plaintiff $1,000,000 in compensatory damages and assessed 60% of the responsibility for the decedent’s injuries to the decedent, 20% to Lorillard Tobacco and 20% to R.J. Reynolds. The jury returned a verdict for the defendants regarding whether punitive damages were warranted. In March 2012, the court entered a final judgment against defendants in the amount of $1,000,000, jointly and severally, plus 4.75% annual interest, declining to apply the jury’s comparative fault findings to causes of action alleging intentional conduct. On June 24, 2013, the Florida First District Court of Appeal affirmed the final judgment. Defendants’ motion for rehearing of this decision with the Florida First District Court of Appeal was denied in August 2013. The Florida Supreme Court declined review of the intermediate appellate court decision in January 2014. On March 28, 2014, defendants filed a petition with the United States Supreme Court, seeking review of the due process issue, and requested that the petition be held and resolved in the same manner as the Duke, Walker, and Brown cases, also pending before the United States Supreme Court. On June 9, 2014, the United States Supreme Court denied the petitions seeking review. On June 19, 2014, Lorillard Tobacco made a payment of $1,659,674 to satisfy the final judgment awarding compensatory damages plus post judgment interest, trial level attorneys’ fees and costs, and Florida Supreme Court fees. The Court entered an order confirming satisfaction of judgment on July 24, 2014. In June 2013, the First District Court of Appeal determined that plaintiff was entitled to attorneys’ fees in connection with the appeal to the First District Court of Appeal and directed the trial court to determine the amount. As of April 16, 2015, the trial court had not determined the amount.

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

•

In Calloway v. R.J. Reynolds Tobacco Company, et al. (Circuit Court, Seventeenth Judicial Circuit, Broward County, Florida), the jury awarded plaintiff and a daughter of the decedent a total of $20,500,000 in compensatory damages in May 2012. The jury apportioned 20.5% of the fault for the smoker’s injuries to the smoker, 27% to R.J. Reynolds, 25% to Philip Morris, 18% to Lorillard Tobacco,

and 9.5% to Liggett. The jury awarded $12,600,000 in punitive damages from Lorillard Tobacco and $42,250,000 from the other defendants, for a total punitive damages award of $54,850,000. In August 2012, the court granted a post-trial motion by the defendants and lowered the compensatory damages award to $16,100,000. The court also ruled that the jury’s finding on the plaintiff’s percentage of comparative fault would not be applied to reduce the compensatory damage award because the jury found in favor of the plaintiff on her claims alleging intentional conduct. In August 2012, the court entered final judgment against defendants in the amount of $16,100,000 in compensatory damages, jointly and severally, and $54,850,000 in punitive damages. Lorillard Tobacco is liable for $12,600,000 of the total punitive damages award. The court also awarded plaintiff post-judgment interest (based on a statutory rate) on the compensatory and punitive damages, which totaled approximately $2.2 million as of April 16, 2015 based on the jury-apportioned fault for Lorillard Tobacco. The final judgment also granted plaintiff’s application for trial court costs and attorneys’ fees, but as of April 16, 2015, the trial court had not awarded an amount. Defendants have noticed an appeal from the final judgment to the Florida Fourth District Court of Appeal. On March 31, 2014, plaintiff filed a motion with the Florida Fourth District Court of Appeal seeking attorneys’ fees in connection with the appeal to the Fourth District. As of April 16, 2015, the Florida Fourth District Court of Appeal had not ruled on this motion.

•

In Evers v. R.J. Reynolds Tobacco Company, et al. (Circuit Court, Thirteenth Judicial Circuit, Hillsborough County, Florida), the jury awarded plaintiff and the estate of the decedent a total of $3,230,000 in compensatory damages in February 2013. The jury apportioned 31% of the fault for the smoker’s injuries to the smoker, 60% to R.J. Reynolds and 9% to Lorillard Tobacco. The jury found that punitive damages against Lorillard Tobacco were not warranted and awarded $12,362,042 in punitive damages from R.J. Reynolds Tobacco Company. The Court granted a post-trial motion by R.J. Reynolds for a directed verdict on punitive damages and, as a result, the jury’s punitive damages award was set aside. The Court denied a motion filed by the plaintiff to reconsider the directed verdict. At a post-trial hearing, the plaintiff waived entitlement to the jury’s loss of services award which amounted to $280,000 of the total compensatory damages award. In May 2013, the court entered a final judgment that applied the jury’s comparative fault determinations and awarded plaintiff and the estate of the decedent $2,035,500 in compensatory damages ($265,500 from Lorillard Tobacco), plus the statutory rate of interest. Plaintiff and defendants have both appealed the final judgment to the Florida Second District Court of Appeal. Plaintiff also filed a motion for entitlement to trial attorneys’ fees and costs. As of April 16, 2015, the trial court had not ruled on this motion. On May 23, 2014, plaintiff filed a motion with the Florida Second District Court of Appeal seeking attorneys’ fees in connection with the appeal to the Second District. As of April 16, 2015, the Florida Second District Court of Appeal had not ruled on this motion.

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

•

In Gafney v. R.J. Reynolds Tobacco Company, et al. (Circuit Court, Fifteenth Judicial Circuit, Palm Beach County, Florida), the jury awarded plaintiff a total of $5,800,000 in compensatory damages in September 2013. The jury apportioned 34% of the fault for the smoker’s injuries to the smoker, 33% to R.J. Reynolds, and 33% to Lorillard Tobacco. Lorillard, Inc. was also a defendant in this trial but damages and comparative fault were not assessed separately for Lorillard, Inc. Because the jury found in favor of the defendants on the claims alleging intentional conduct, the plaintiff was not entitled to punitive damages. On September 26, 2013, the Court entered a final judgment that applied the jury’s comparative fault determinations and awarded the plaintiff a total of $3,828,000 in compensatory damages ($1,914,000 from Lorillard Tobacco), plus the statutory rate of interest. Defendants’ post-trial motions challenging the verdict were denied in November 2013. Defendants have noticed an appeal from the final judgment to the Florida Fourth District Court of Appeal. Plaintiff has filed a motion with the trial court seeking entitlement to attorneys’ fees and costs. As of April 16, 2015, the trial court had not ruled on this motion. On January 13, 2015, plaintiff filed a motion with the Florida Fourth District Court of Appeal seeking attorneys’ fees in connection with the appeal to the Fourth District. As of April 16, 2015, the Florida Fourth District Court of Appeal had not ruled on this motion.

•

In Burkhart v. R.J. Reynolds Tobacco Company, et al. (Federal Court, Middle District, Jacksonville, Florida), the jury awarded plaintiff a total of $5,000,000 in compensatory damages on May 15, 2014. The jury apportioned 50% of the fault for the smoker’s injuries to the smoker, 25% to R.J. Reynolds, 15% to Philip Morris, and 10% to Lorillard Tobacco. The jury awarded $500,000 in punitive damages from Lorillard Tobacco and $2,000,000 from the other defendants for a total punitive damages award of $2,500,000. The Court ruled that the jury’s finding on the plaintiff’s percentage of comparative fault would not be applied to reduce the compensatory damage award because the jury found in favor of the plaintiff on her claims alleging intentional conduct. On June 11, 2014, the Court entered a final judgment against defendants in the amount of $5,000,000 in compensatory damages, jointly and severally, and $2,500,000 ($500,000 from Lorillard Tobacco) in punitive damages, plus the statutory rate of interest. The Court denied defendants post-trial motions challenging the verdict. On October 10, 2014, defendants filed a notice of appeal from the final judgment with the Eleventh Circuit Court of Appeals. The final judgment also granted plaintiff entitlement to trial court costs, but as of April 16, 2015, the trial court had not awarded an amount. Plaintiff’s motion for attorneys’ fees and prevailing party costs was denied.

•

In Harris v. R.J. Reynolds Tobacco Company, et al. (Federal Court, Middle District, Jacksonville, Florida), on July 31, 2014, the jury found that one of the smoker’s alleged Engle qualifying diseases did not manifest prior to the cut-off period for membership in the Engle class, and that the smoker’s other alleged Engle qualifying disease was not caused by the smoker’s addiction to cigarettes containing nicotine. However, the jury awarded compensatory damages on plaintiff’s survival and wrongful death claims in the total amount of $1,726,650. The jury apportioned 60% of the fault for the smoker’s injuries to the smoker, 15% to Philip Morris, 15% to R.J. Reynolds, and 10% to Lorillard Tobacco, in connection with plaintiff’s survival claims. The jury apportioned 70% of the fault for the smoker’s injuries to the smoker, 10% to Philip Morris, 10% to R.J. Reynolds, and 10% to Lorillard Tobacco, in connection with plaintiff’s wrongful death claims. Because the jury found in favor of the defendants on the claims alleging intentional conduct, the plaintiff was not entitled to punitive damages. On August 13, 2014, defendants filed a motion for entry of judgment in favor of all defendants, arguing that the jury’s findings establish that the smoker was not an Engle class member. On December 17, 2014, the Court denied defendants’ motion. On December 18, 2014, the Court entered final judgment, awarding $1,726,650 in compensatory damages in a lump sum against all defendants. The jury’s comparative fault determinations were not applied despite the jury’s finding in favor of the defendants on the claims alleging intentional conduct. On January 15, 2015, defendants filed additional post-trial motions challenging the verdict and the final judgment. Plaintiff does not oppose applying the jury’s comparative fault determination to the final judgment. On January 2, 2015, the plaintiff filed a motion for attorneys’ fees and costs, which defendants have opposed. As of April 16, 2015, the Court had not ruled on this motion.

•

In Irimi v. R.J. Reynolds Tobacco Company, et al. (Circuit Court, Seventeenth Judicial Circuit, Broward County, Florida), the jury awarded plaintiff a total of $3,123,437 in compensatory damages on August 28, 2014. The jury apportioned 70% of the fault for the smoker’s injuries to the smoker, 14.5% to Lorillard Tobacco, 14.5% to R.J. Reynolds, and 1% to Liggett. Because the jury found in favor of the defendants on the claims alleging intentional conduct, the plaintiff was not entitled to punitive damages. Defendants filed post-trial motions challenging the verdict and plaintiff filed a motion for a new trial on the issue of entitlement to punitive damages. On December 18, 2014, the Court entered a final judgment that applied the jury’s comparative fault determinations and awarded the plaintiff a total of $937,031 in compensatory damages ($452,898 from Lorillard Tobacco), plus the statutory rate of interest. On January 27, 2015, the Court entered an order granting defendants’ motion for a new trial based on improper jury selection procedures, which effectively vacates the final judgment. Plaintiff filed a motion for rehearing on February 4, 2015, which was denied on February 16, 2015. On February 23, 2015, the plaintiff filed a notice of appeal to the Florida Fourth District Court of Appeal from the order granting a new trial.

•

In Lourie v. R.J. Reynolds Tobacco Company, et al. (Circuit Court, Thirteenth Judicial Circuit, Hillsborough County, Florida), the jury awarded plaintiff and a son of the decedent a total of $1,371,549 in compensatory damages on October 10, 2014. The jury apportioned 63% of the fault for the smoker’s injuries to the smoker, 27% to Philip Morris, 7% to Lorillard Tobacco, and 3% to R.J. Reynolds. The jury found that punitive damages were not warranted against any of the defendants. The Court denied defendants’ post-trial motions challenging the verdict. On November 6, 2014, the Court entered a final judgment that applied the jury’s comparative fault determinations and awarded plaintiff and a son of the decedent a total of $507,473 in compensatory damages ($96,008 from Lorillard Tobacco), plus the statutory rate of interest. Defendants have noticed an appeal from the final judgment to the Florida Second District Court of Appeal. On November 10, 2014, plaintiff filed a motion for attorneys’ fees and costs. As of April 16, 2015, the Court had not ruled on this motion.

•

In Perrotto v. R.J. Reynolds Tobacco Company, et al. (Circuit Court, Fifteenth Judicial Circuit, Palm Beach County, Florida), the jury awarded plaintiff a total of $4,087,339 in compensatory damages on November 21, 2014. The jury apportioned 49% of the fault for the smoker’s injuries to the smoker, 25% to Philip Morris, 20% to R.J. Reynolds, 6% to Lorillard Tobacco, and 0% to Liggett. Because the jury found in favor of the defendants on the claims alleging intentional conduct, the plaintiff was not entitled to punitive damages. On December 4, 2014, the Court entered a final judgment that applied the jury’s comparative fault determinations and awarded the plaintiff a total of $2,084,545 in compensatory damages ($245,240 from Lorillard Tobacco), plus the statutory rate of interest. Defendants have filed post-trial motions challenging the verdict, and the plaintiff has filed a post-trial motion seeking a new trial on entitlement to punitive damages. Plaintiff also filed a motion for attorneys’ fees and costs. As of April 16, 2015, the Court had not ruled on these motions. On December 31, 2014, the plaintiff filed a petition with the Florida Fourth District Court of Appeal seeking to disqualify the trial judge from further consideration of this case.

Since the Florida Supreme Court issued its 2006 ruling, through April 16, 2015, verdicts have been returned in 140 Engle Progeny Cases in which neither Lorillard Tobacco nor Lorillard, Inc. were defendants. Juries awarded compensatory damages and punitive damages in 46 of these trials. In 45 of those 46 trials, the amount of punitive damages awarded totaled approximately $876.7 million and ranged from $20,000 to $244 million. In July 2014, punitive damages of $23.6 billion were awarded in one of these cases. In that case, the Court granted in part a post-trial motion filed by the defendant and reduced the punitive damages to approximately $17 million. The defendant objected to the amount awarded and the Court ordered a new trial on the amount of punitive damages only. In 39 of the trials, juries awarded only compensatory damages. In the 55 other trials, juries found in favor of the defendants. In some of the trials decided in the defendants’ favor, plaintiffs have filed motions challenging the verdicts and in some cases, appeals from final judgments are pending before various Florida circuit and intermediate appellate courts. As of April 16, 2015, one verdict in favor of the defendants has been reversed on appeal and returned to the trial court for a new trial on all issues. As discussed below, the Florida Supreme Court reinstated a punitive damages award that had been reversed by an intermediate appellate court. It is not possible to predict the final outcome of this litigation.

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

In connection with the Engle Progeny Cases, Lorillard and various other tobacco manufacturing defendants face various legal issues that could materially affect the outcome of the Engle cases. These legal issues include, but are not limited to, the application of the statute of limitations, the ability of an Engle plaintiff to pursue a claim against defendants that did not manufacture or market the cigarettes plaintiff smoked, the constitutionality of a cap on the amount of a bond necessary to obtain an automatic stay of a post-trial judgment, whether Engle class members may pursue an award of punitive damages based on claims of negligence or strict liability, and whether a judgment based on a claim of intentional conduct should be reduced by a jury’s findings on comparative fault. Various intermediate Florida appellate courts and Florida Federal Courts have issued rulings on these issues.

On April 2, 2015, the Florida Supreme Court issued an opinion in the Hess case, reinstating a judgment awarding punitive damages that had been reversed by an intermediate Florida appellate court. The Court held that the Engle defendants are precluded from asserting a statute of repose defense to an Engle plaintiff’s fraud claim as a matter of law. Three other cases in which punitive damage awards were reversed, and which were stayed pending resolution of Hess, are pending before the Florida Supreme Court. Neither Lorillard Tobacco, nor Lorillard Inc. are defendants in Hess or the other three cases pending before the Florida Supreme Court. Also on April 2, 2015, in a related ruling, the Florida Supreme Court in the Russo case upheld the trial court’s decision to deny defendants’ requested jury instruction on the fraud statute of repose. The Florida Supreme Court held that the requested jury instruction would have precluded the jury from considering any evidence of reliance on defendants’ statements prior to the repose period. The Court reiterated its holding in Hess. Neither Lorillard Tobacco nor Lorillard, Inc. is a defendant in Russo.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Ite m 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

None.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

2.1	Agreement and Plan of Merger, dated as of July 15, 2014, among Lorillard, Inc., Reynolds American Inc. and Lantern Acquisition Co., incorporated herein by reference to Exhibit 2.1 to our Current Report on Form 8-K (File No. 1-34097) filed on July 15, 2014‡

3.1	Amended and Restated Certificate of Incorporation of Lorillard, Inc., as of May 14, 2013, incorporated herein by reference to Exhibit 3.1 to our Current Report on Form 8-K (File No. 1-34097) filed on May 14, 2013

3.2	Amended and Restated Bylaws of Lorillard, Inc., as of May 14, 2013, incorporated herein by reference to Exhibit 3.2 to our Current Report on Form 8-K filed (File No. 1-34097) on May 14, 2013

3.3	Certificate of Amendment of Certificate of Incorporation of Lorillard Tobacco Company and Certificate of Incorporation of Lorillard Tobacco Company, incorporated herein by reference to Exhibit 3.3 to Lorillard, Inc.’s Registration Statement on Form S-3 (File No. 333-159902) filed on June 11, 2009

3.4	Bylaws of Lorillard Tobacco Company, incorporated herein by reference to Exhibit 3.4 to Lorillard, Inc.’s Registration Statement on Form S-3 (File No. 333-159902) filed on June 11, 2009

4.1	Specimen certificate for shares of common stock of Lorillard, Inc., incorporated herein by reference to Exhibit 4.1 to our Amended Registration Statement on Form S-4 (File No. 333-149051) filed on May 9, 2008

4.2	Indenture, dated June 23, 2009, among Lorillard Tobacco Company, Lorillard, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee, incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K (File No. 1-34097) filed on June 23, 2009

4.3	First Supplemental Indenture, dated June 23, 2009, among Lorillard Tobacco Company, Lorillard, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee, incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K (File No. 1-34097) filed on June 23, 2009

4.4	Second Supplemental Indenture, dated April 12, 2010, among Lorillard Tobacco Company, Lorillard, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee, incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K (File No. 1-34097) filed on April 12, 2010

4.5	Third Supplemental Indenture, dated August 4, 2011, among Lorillard Tobacco Company, Lorillard, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee, incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K (File No. 1-34097) filed on August 4, 2011

4.6	Fourth Supplemental Indenture, dated August 21, 2012, among Lorillard Tobacco Company, Lorillard, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee, incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K (File No. 1-34097) filed on August 21, 2012

4.7	Fifth Supplemental Indenture, dated May 20, 2013, among Lorillard Tobacco Company, Lorillard, Inc. and The Bank of New York Mellon Trust Company, N.A., as Trustee, incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K (File No. 1-34097) filed on May 20, 2013

4.8	Form of 8.125% Senior Note due 2019 of Lorillard Tobacco Company, incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K (File No. 1-34097) filed on June 23, 2009

4.9	Form of 6.875% Senior Note due 2020 of Lorillard Tobacco Company, incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K (File No. 1-34097) filed on April 12, 2010

4.10	Form of 8.125% Senior Note due 2040 of Lorillard Tobacco Company, incorporated by reference to Exhibit 4.4 to our Current Report on Form 8-K (File No. 1-34097) filed on April 12, 2010

4.11	Form of 3.500% Senior Note due 2016 of Lorillard Tobacco Company, incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K (File No. 1-34097) filed on August 4, 2011

4.12	Form of 7.000% Senior Note due 2041 of Lorillard Tobacco Company, incorporated by reference to Exhibit 4.4 to our Current Report on Form 8-K (File No. 1-34097) filed on August 4, 2011

4.13	Form of 2.300% Senior Note due 2017 of Lorillard Tobacco Company, incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K (File No. 1-34097) filed on August 21, 2012

4.14	Form of 3.750% Senior Note due 2023 of Lorillard Tobacco Company, incorporated by reference to Exhibit 4.3 to our Current Report on Form 8-K (File No. 1-34097) filed on May 20, 2013

4.15	Form of Guarantee Agreement of Lorillard, Inc. for the 8.125% Senior Notes due 2019 of Lorillard Tobacco Company, incorporated by reference to Exhibit 4.4 to Lorillard, Inc.’s Current Report on Form 8-K (File No, 1-34097) filed on June 23, 2009

4.16	Form of Guarantee Agreement of Lorillard, Inc. for the 6.875% Senior Notes due 2020 of Lorillard Tobacco Company, incorporated by reference to Exhibit 4.5 to our Current Report on Form 8-K (File No. 1-34097) filed on April 12, 2010

4.17	Form of Guarantee Agreement of Lorillard, Inc. for the 8.125% Senior Notes due 2040 of Lorillard Tobacco Company, incorporated by reference to Exhibit 4.6 to our Current Report on Form 8-K (File No. 1-34097) filed on April 12, 2010

4.18	Form of Guarantee Agreement of Lorillard, Inc. for the 3.500% Senior Notes due 2016 of Lorillard Tobacco Company, incorporated by reference to Exhibit 4.5 to our Current Report on Form 8-K (File No. 1-34097) filed on August 4, 2011

4.19	Form of Guarantee Agreement of Lorillard, Inc. for the 7.000% Senior Notes due 2041 of Lorillard Tobacco Company, incorporated by reference to Exhibit 4.6 to our Current Report on Form 8-K (File No. 1-34097) filed on August 4, 2011

4.20	Form of Guarantee Agreement of Lorillard, Inc. for the 2.300% Senior Notes due 2017 of Lorillard Tobacco Company, incorporated by reference to Exhibit 4.4 to our Current Report on Form 8-K (File No. 1-34097) filed on August 21, 2012

4.21	Form of Guarantee Agreement of Lorillard, Inc. for the 3.750% Senior Notes due 2023 of Lorillard Tobacco Company, incorporated by reference to Exhibit 4.4 to our Current Report on Form 8-K (File No. 1-34097) filed on May 20, 2013

10.1	Separation Agreement between Loews Corporation and Lorillard, Inc., Lorillard Tobacco Company, Lorillard Licensing Company, LLC, One Park Media Services, Inc. and Plisa, S.A., incorporated herein by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q (File No. 1-34097) filed on August 7, 2008

10.2	Comprehensive Settlement Agreement and Release with the State of Florida to settle and resolve with finality all present and future economic claims by the State and its subdivisions relating to the use of or exposure to tobacco products, incorporated herein by reference to Exhibit 10 to Loews’s Report on Form 8-K (File No. 1-6541) filed September 5, 1997

10.3	Comprehensive Settlement Agreement and Release with the State of Texas to settle and resolve with finality all present and future economic claims by the State and its subdivisions relating to the use of or exposure to tobacco products, incorporated herein by reference to Exhibit 10 to Loews’s Report on Form 8-K (File No. 1-6541) filed February 3, 1998

10.4	State of Minnesota Settlement Agreement and Stipulation for Entry of Consent Judgment to settle and resolve with finality all claims of the State of Minnesota relating to the subject matter of this action which have been or could have been asserted by the State, incorporated herein by reference to Exhibit 10.1 to Loews’s Report on Form 10-Q for the quarter ended March 31, 1998 (File No. 1-6541) filed May 15, 1998

10.5	State of Minnesota Consent Judgment relating to the settlement of tobacco litigation, incorporated herein by reference to Exhibit 10.2 to Loews’s Report on Form 10-Q for the quarter ended March 31, 1998 (File No. 1-6541) filed May 15, 1998

10.6	State of Minnesota Settlement Agreement and Release relating to the settlement of tobacco litigation, incorporated herein by reference to Exhibit 10.3 to Loews’s Report on Form 10-Q for the quarter ended March 31, 1998 (File No. 1-6541) filed May 15, 1998

10.7	State of Minnesota State Escrow Agreement relating to the settlement of tobacco litigation, incorporated herein by reference to Exhibit 10.6 to Loews’s Report on Form 10-Q for the quarter ended March 31, 1998 (File No. 1-6541) filed May 15, 1998

10.8	Stipulation of Amendment to Settlement Agreement and For Entry of Agreed Order, dated July 2, 1998, regarding the settlement of the State of Mississippi health care cost recovery action, incorporated herein by reference to Exhibit 10.1 to Loews’s Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 1-6541) filed August 14, 2008

10.9	Mississippi Fee Payment Agreement, dated July 2, 1998, regarding the payment of attorneys’ fees, incorporated herein by reference to Exhibit 10.2 to Loews’s Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 1-6541) filed August 14, 2008

10.10	Stipulation of Amendment to Settlement Agreement and For Entry of Consent Decree, dated July 24, 1998, regarding the settlement of the Texas health care cost recovery action, incorporated herein by reference to Exhibit 10.4 to Loews’s Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 1-6541) filed on August 14, 2008

10.11	Texas Fee Payment Agreement, dated July 24, 1998, regarding the payment of attorneys’ fees, incorporated herein by reference to Exhibit 10.5 to Loews’s Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 1-6541) filed on August 14, 2008

10.12	Stipulation of Amendment to Settlement Agreement and For Entry of Consent Decree, dated September 11, 1998, regarding the settlement of the Florida health care cost recovery action, incorporated herein by reference to Exhibit 10.1 to Loews’s Report on Form 10-Q for the quarter ended September 30, 1998 (File No. 1-6541) filed November 17, 2008

10.13	Florida Fee Payment Agreement, dated September 11, 1998, regarding the payment of attorneys’ fees, incorporated herein by reference to Exhibit 10.2 to Loews’s Report on Form 10-Q for the quarter ended September 30, 1998 (File No. 1-6541) filed November 17, 2008

10.14	Master Settlement Agreement with 46 states, the District of Columbia, the Commonwealth of Puerto Rico, Guam, the U.S. Virgin Islands, American Samoa and the Northern Marianas to settle the asserted and unasserted health care cost recovery and certain other claims of those states, incorporated herein by reference to Exhibit 10 to Loews’s Current Report on Form 8-K (File No. 1-6541) filed November 25, 1998

10.15	Lorillard, Inc. 2008 Incentive Compensation Plan as amended and restated, incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 1-34097) filed on May 16, 2014†

10.16	Form of Lorillard, Inc. indemnification agreement for directors and executive officers, incorporated herein by reference to Exhibit 10.19 to our Amended Registration Statement on Form S-4 (File No. 333-149051) filed on May 9, 2008†

10.17	Form of Severance Agreement for named executive officers other than the Chief Executive Officer, as amended, incorporated herein by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 (File No. 1-34097) filed on October 23, 2014†

10.18	Amendment to Supply Agreement for Reconstituted Tobacco, dated October 30, 2008, by and between R.J. Reynolds Tobacco Company and Lorillard Tobacco Company, incorporated herein by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 1-34097) filed on November 4, 2008#

10.19	Form of Stock Appreciation Rights Award Certificate, incorporated herein by reference to Exhibit 10.7 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2008 (File No. 1-34097) filed on November 4, 2008†

10.20	Form of Stock Option Award Certificate, incorporated herein by reference to Exhibit 10.22 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 (File No. 1-34097) filed on May 6, 2010†

10.21	Form of Restricted Stock Award Certificate, incorporated herein by reference to Exhibit 10.2 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 (File No. 1-34097) filed on May 5, 2009†

10.22	Form of Restricted Stock Unit Award Certificate, incorporated herein by reference to Exhibit 10.24 to our Annual Report on Form 10-K for the year ended December 31, 2011 (File No. 1-34097) filed on February 21, 2012†

10.23	Credit Agreement, dated July 10, 2012, among Lorillard Tobacco Company, as borrower, Lorillard, Inc., as parent guarantor, the lenders referred to therein, and JPMorgan Chase Bank, N.A., as Administrative Agent, incorporated herein by reference to Exhibit 10.1 to our Current Report on Form 8-K (File No. 1-34097) filed on July 10, 2012

10.24	Offer Letter between Lorillard, Inc. and Murray S. Kessler, dated August 12, 2010, incorporated herein by reference to Exhibit 10.3 to our Current Report on Form 8-K (File No. 1-34097) filed on August 12, 2010†

10.25	Severance Agreement between Lorillard, Inc. and Murray S. Kessler, dated October 11, 2010, as amended, incorporated herein by reference to Exhibit 10.27 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 (File No. 1-34097) filed on October 23, 2014†

10.26	Lorillard, Inc. Senior Executive Severance Pay Plan, amended and restated February 19, 2014, incorporated by reference to Exhibit 10.27 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 (File No. 1-34097) filed on April 24, 2014†

11.1	Statement regarding computation of earnings per share. (See Note 14, “Earnings Per Share,” to the Consolidated Condensed Financial Statements.)*

31.1	Certification by the Chief Executive Officer of Lorillard, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a)*

31.2	Certification by the Chief Financial Officer of Lorillard, Inc. pursuant to Rule 13a-14(a) or Rule 15d-14(a)*

32.1	Certification by the Chief Executive Officer and Chief Financial Officer of Lorillard, Inc. pursuant to 18 U.S.C. Section 1350 (as adopted by Section 906 of the Sarbanes-Oxley Act of 2002)*

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

*	Filed herewith.
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

Date: April 21, 2015

LORILLARD, INC.

By:	/s/ Murray S. Kessler
	Name:	Murray S. Kessler
	Title:	Chairman, President and
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ David H. Taylor
	Name:	David H. Taylor
	Title:	Executive Vice President, Finance and
Planning and Chief Financial Officer (Principal Financial Officer)